Form 10-Q
period 1996-03-31
VITESSE SEMICONDUCTOR CORP
filed 1996-06-24
CIK 880446

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED
                                MARCH 31, 1996

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ...... TO ......

                        COMMISSION FILE NUMBER 0-19654

- -------------------------------------------------------------------------------


                       VITESSE SEMICONDUCTOR CORPORATION
            (Exact name of registrant as specified in its charter)

- -------------------------------------------------------------------------------


              DELAWARE                              77-0138960
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

                                741 CALLE PLANO
                             CAMARILLO, CA  93012
                   (Address of principal executive offices)
                                (805) 388-3700
             (Registrant's telephone number, including area code)

                             -------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:                    YES  [X]  NO  [_]

     AS OF MARCH 31, 1996, THERE WERE 18,251,597 SHARES OF $0.01 PAR VALUE COMMON STOCK OUTSTANDING.


===============================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                                                     Page Number

PART I      FINANCIAL INFORMATION


   Item 1   Financial Statements:


            Balance Sheets as of March 31, 1996 and                         2
            September 30, 1995


            Statements of Operations for the Three Months                   3
            ended March 31, 1996, March 31, 1995 and
            December 31, 1995, and the Six Months
            ended March 31, 1996 and March 31, 1995


            Statements of Cash Flows for the Six Months                     4
            ended March 31, 1996 and March 31, 1995


            Notes to Financial Statements                                   5


   Item 2   Management's Discussion and Analysis of                         6
            Financial Condition and Results of Operations


            Risk Factors                                                   10


PART II     OTHER INFORMATION


   Item 4   Submission of Matters to a Vote of Security Holders            12


   Item 6   Exhibits & Reports on Form 8-K                                 12

                                    PART I

                             FINANCIAL INFORMATION

                       VITESSE SEMICONDUCTOR CORPORATION
                                 BALANCE SHEET
                       (in thousands, except share data)


                                                             Mar. 31, 1996       Sept. 30, 1995
                                                             -------------       --------------
                                                              (Unaudited)
                     ASSETS

Current assets:
  Cash and cash equivalents                                      $ 45,841            $  6,315
  Trade accounts receivable, net                                   13,008              12,610
  Other receivables                                                   148                 120
  Inventories, net:
    Raw material                                                    1,221               1,392
    Work in process                                                 6,161               6,138
    Finished goods                                                  2,319               2,365
                                                                 --------            --------
                                                                    9,701               9,895
  Prepaid expenses                                                    815                 542
                                                                 --------            --------
     Total current assets                                          69,513              29,482
                                                                 --------            --------
Property and equipment, net                                        12,812              11,862
Other assets                                                          763                 767
                                                                 --------            --------
                                                                 $ 83,088            $ 42,111
                                                                 ========            ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                          $    ---            $  2,950
  Current installments of capital lease obligations                 2,462               2,085
  Current installments of term loans                                  156               1,121
  Accounts payable                                                  4,530               3,553
  Accrued expenses and other current liabilities                    2,646               1,553
  Deferred revenue                                                    200                 220
                                                                 --------            --------
     Total current liabilities                                      9,994              11,482
                                                                 --------            --------
Capital lease obligations, less current installments                1,775               3,627
Term loans, less current installments                                 400               1,891
Other                                                                 111                 111

Shareholders' equity:
  Common stock, $.01 par value, authorized 25,000,000
   shares; issued and outstanding 18,251,597 shares on
   Mar. 31, 1996, and 15,509,758 shares on Sept. 30, 1995             182                 155
  Additional paid-in capital                                      124,245              82,804
  Accumulated deficit                                             (53,619)            (57,959)
                                                                 --------            --------
     Net shareholders' equity                                      70,808              25,000
                                                                 --------            --------
                                                                 $ 83,088            $ 42,111
                                                                 ========            ========

                       VITESSE SEMICONDUCTOR CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (in thousands, except share and per share data)


                                                    Three Months Ended                       Six Months Ended
                                       ---------------------------------------------   -----------------------------
                                       Mar 31, 1996    Mar 31, 1995    Dec 31, 1995    Mar 31, 1996    Mar 31, 1995
                                       -------------   -------------   -------------   -------------   -------------

Revenues, net:
 Production                             $    14,021     $     8,016     $    12,067     $    26,088     $    15,383
 Development                                  1,607           2,008           1,955           3,562           4,403
                                        -----------     -----------     -----------     -----------     -----------
  Total revenues                             15,628          10,024          14,022          29,650          19,786
                                        -----------     -----------     -----------     -----------     -----------
Costs and expenses:
 Cost of revenues                             7,616           5,412           6,984          14,600          10,577
 Engineering, research and devel.             2,658           2,183           2,498           5,156           4,178
 Selling, general and admin.                  2,406           3,257           2,266           4,672           4,974
                                        -----------     -----------     -----------     -----------     -----------
  Total costs and expenses                   12,680          10,852          11,748          24,428          19,729
                                        -----------     -----------     -----------     -----------     -----------
Income (loss) from operations                 2,948            (828)          2,274           5,222              57
Other (income) expense:
 Interest income                               (119)            (23)            (27)           (146)            (46)
 Interest expense                               250             286             301             551             599
 Other                                          (30)            (13)             25              (5)            (10)
                                        -----------     -----------     -----------     -----------     -----------
  Total other (income) expense                  101             250             299             400             543
                                        -----------     -----------     -----------     -----------     -----------
Income (loss) before income taxes             2,847          (1,078)          1,975           4,822            (486)
Income taxes                                    285             (30)            197             482             ---
                                        -----------     -----------     -----------     -----------     -----------
Net income (loss)                       $     2,562     $    (1,048)    $     1,778     $     4,340     $      (486)
                                        ===========     ===========     ===========     ===========     ===========

Net income (loss) per share             $      0.14     $     (0.07)    $      0.10     $      0.24     $     (0.03)
                                        ===========     ===========     ===========     ===========     ===========

Weighted average common and
 common equivalent shares
 outstanding                             18,768,793      15,088,686      17,607,158      18,421,566      15,048,260
                                        ===========     ===========     ===========     ===========     ===========

                       VITESSE SEMICONDUCTOR CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)


                                                                     Six Months Ended
                                                              ------------------------------
                                                              Mar. 31, 1996    Mar. 31, 1995
                                                              -------------    -------------
Cash flows from operating activities:
Net income (loss)                                                $ 4,340          $  (486)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
 Depreciation and amortization                                     2,400            2,821
 Change in assets and liabilities:
  (Increase) decrease in:
   Receivables, net                                                 (426)             155
   Inventories                                                       194             (126)
   Prepaid expenses                                                 (273)            (467)
   Other assets                                                        4               18
  Increase (decrease) in:
   Accounts payable                                                  977               57
   Accrued expenses and other current liabilities                  1,093             (256)
   Deferred revenue                                                  (20)              50
                                                                 -------          -------
     Net cash provided by operating activities                     8,289            1,766
                                                                 -------          -------

Cash flows from investing activities:
 Short-term investments                                              ---            1,000
 Capital expenditures                                             (3,350)          (1,005)
                                                                 -------          -------
     Net cash used in investing activities:                       (3,350)              (5)
                                                                 -------          -------

Cash flows from financing activities:
 Principal payments under capital lease obligations               (1,475)          (1,708)
 Principal payments under term loan                               (2,456)            (436)
 Short-term borrowings (payments)                                 (2,950)             700
 Proceeds from issuance of common stock, net                      41,468              770
                                                                 -------          -------
     Net cash provided by (used in) financing activities          34,587             (674)
                                                                 -------          -------

     Net increase in cash and cash equivalents                    39,526            1,087
Cash and cash equivalents at beginning of period                   6,315            4,171
                                                                 -------          -------
Cash and cash equivalents at end of period                       $45,841          $ 5,258
                                                                 =======          =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                       $   413          $   599
                                                                 =======          =======
  Income taxes                                                   $    76          $   ---
                                                                 =======          =======

                       VITESSE SEMICONDUCTOR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.   GENERAL

     In management's opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. All amounts are unaudited except the September 30, 1995 balance sheet. This report should be read in conjunction with the audited financial statements presented in the 1995 Annual Report and the Prospectus dated March 14, 1996. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company's audited financial statements for fiscal year 1995 contained in the Annual Report and the Prospectus have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.


NOTE 2.   COMPLETION OF PUBLIC OFFERING

     During the quarter ended March 31, 1996, the Company completed a public offering of 2,400,000 shares of Common Stock at a price to the public of $18 per share which resulted in net proceeds before expenses of $40,608,000. The Company granted the underwriters a 30-day option to purchase up to an additional 360,000 shares of Common Stock to cover over-allotments. In April 1996, the underwriters exercised this option in full which resulted in additional proceeds to the Company of $6,091,200. For complete information regarding this offering, please see the Company's Prospectus dated March 14, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

RESULTS OF OPERATIONS

     Revenues

     Total revenues in the second quarter of fiscal 1996 were $15,628,000, a 56% increase over the $10,024,000 recorded in the second quarter of fiscal 1995 and a 11% increase over the $14,022,000 recorded in the prior quarter. For the six months ended March 31, 1996, total revenues were $29,650,000, a 50% increase over the $19,786,000 recorded in the six months ended March 31, 1995. The increase in total revenues in the second quarter of 1996 and in the six months ended March 31, 1996 was due to an increase in production revenues as a result of increased shipments to customers in the telecommunications and automatic test equipment markets. Production revenues for the second quarter of 1996 were $14,021,000, a 75% increase over the $8,016,000 recorded in the second quarter of fiscal 1995 and a 16% increase over the $12,067,000 recorded in the prior quarter. For the six months ended March 31, 1996, production revenues were $26,088,000, a 70% increase over the $15,383 recorded in the six months ended March 31, 1995.

     Development revenues in the second quarter of fiscal 1996 were $1,607,000 compared to $2,008,000 in the second quarter of fiscal 1995 and $1,955,000 in the prior quarter. For the six months ended March 31, 1996, development revenues were $3,562,000 compared to $4,403,000 in the comparable period a year ago. Fluctuations in development revenues from quarter to quarter are typically due to the variability in the timing of design wins and development milestones.

     Cost of Revenues

     Cost of revenues as a percentage of total revenues in the second quarter of fiscal 1996 was 48.7% compared to 54.0% in the second quarter of fiscal 1995 and 49.8% in the prior quarter. For the six months ended March 31, 1996 and 1995, cost of revenues as a percentage of total revenues was 49.2% and 53.5%, respectively. The decrease in cost of revenues as a percentage of total revenues was due to a reduction in per unit costs associated with increased production, as well as an improvement in manufacturing yields.

     Engineering, Research and Development Costs

     Engineering, research and development expenses were $2,658,000 in the second quarter of fiscal 1996 compared to $2,183,000 in the first quarter of fiscal 1995 and $2,498,000 in the prior quarter. For the six months ended March 31, 1996, engineering, research and development costs were $5,156,000 compared to $4,178,000 recorded in the six months ended March 31, 1995. These increases were principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs decreased to 17% in the second quarter of 1996 from 22% in the second quarter of 1995 and 18% in the prior quarter. For the six months ended March 31, 1996, engineering, research and development costs as a percentage of total revenues decreased to 17% from 21% in the comparable period a year ago. These decreases were the result of the Company's revenues growing faster than engineering, research and development costs. The Company's engineering, research and development costs are expensed as incurred. The Company intends to continue to increase the dollar amount of engineering, research and development activities in the future.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses (SG&A) were $2,406,000 in the second quarter of 1996, compared to $3,257,000 in the second quarter of 1995 and $2,266,000 in the prior quarter. For the six months ended March 31, 1996, SG&A expenses were $4,672,000, compared to $4,974,000 in the same period in 1995. Included in SG&A expenses for the second quarter of 1995 and for the six months ended March 31, 1995 is a charge in the amount of $1,405,000 for the write-off of receivables, work-in-process inventories and certain test hardware related to one of the Company's customers which filed for bankruptcy in February 1995. The following table sets forth pro-forma SG&A expense data for the periods indicated after accounting for the effect of the charge noted above.


                                             Three months ended           Six months ended
                                       -------------------------------   ------------------
                                       Mar. 31,   Mar. 31,    Dec. 31,   Mar. 31   Mar. 31,
                                         1996       1995        1995      1996       1995
                                       --------   ---------   --------   -------   --------
  SG&A expenses as reported              $2,406    $ 3,257      $2,266    $4,672    $ 4,974
  Charge as noted above                     ---     (1,405)        ---       ---     (1,405)
                                         ------    -------      ------    ------    -------
  SG&A expenses including charges        $2,406    $ 1,852      $2,266    $4,672    $ 3,569
                                         ======    =======      ======    ======    =======

Excluding the charge noted above, SG&A expenses for the second quarter of 1996 increased by 30% and 6% over the second quarter of 1995, and the prior quarter respectively. For the six months ended March 31, 1996, SG&A expenses excluding charges increased by 31% from the comparable period in 1995. These increases were due to increased headcount, salary increases, higher commissions resulting from increased sales, and increased advertising. As a percentage of total revenues, SG&A expenses, excluding the charge noted above, decreased to 15% in the second quarter of 1996 from 18% in the second quarter of 1995 and 16% in the prior quarter. For the six months ended March 31, 1996, SG&A expenses as a percentage of total revenues decreased to 16% from 18% in the comparable period a year ago. These decreases were the result of the Company's revenues growing faster than SG&A expenses.

     Interest Income

     Interest income increased to $119,000 in the second quarter of fiscal 1996 from $23,000 in the second quarter of 1995 and $27,000 in the prior quarter. For the six months ended March 31, 1996, interest income increased to $146,000 from $46,000 in the comparable period a year ago. These increases were the result of a higher average cash balance in the second quarter of fiscal 1996 as compared to the prior periods, primarily due to the proceeds from the Company's public offering.

     Interest Expense

     Interest expense decreased to $250,000 in the second quarter of fiscal 1996 from $286,000 in the second quarter of fiscal 1995 and $301,000 in the prior quarter. For the six months ended March 31, 1996, interest expense declined to $551,000 from $599,000 in the comparable period a year ago. These decreases were caused by a decrease in the Company's average debt balance, primarily due to an accelerated repayment of certain debt following the Company's public offering.

     Income Taxes

     The Company recorded a provision for income taxes in the amount of $285,000 in the second quarter of fiscal 1996 principally for the federal and state alternative minimum taxes, in light of the Company's existing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities:

     The Company generated $8,289,000 and $1,766,000 from operating activities in the six month periods ended March 31, 1996 and 1995, respectively. The increase in operating cash flow was principally due to an improvement in profitability.

     Investing Activities:

     Capital expenditures, principally for manufacturing, test and engineering equipment, were $3,350,000 in the six month period ended March 31, 1996 compared to $1,005,000 in the six month period ended March 31, 1995. The Company intends to continue investing in manufacturing, test and engineering equipment and currently expects to spend an additional $2 to $3 million for capital expenditures in fiscal 1996, which the Company intends to finance with working capital.

     Financing Activities:

     In March 1996, the Company completed a public offering of 2.4 million shares of its common stock for net proceeds before expenses of $40,608,000.

     Net cash generated by financing activities during the six month period ended March 31, 1996 was $34,587,000. Proceeds from the issuance of Common Stock pursuant to the public offering and the Company's stock option plans and stock purchase plan were $41,468,000. This was offset by $6,881,000 in payment of debt obligations.

     The Company has a revolving line of credit agreement with a bank, which expires on January 5, 1997. The maximum amount available under the revolving line of credit is the lower of (i) $12,500,000 less the amounts outstanding under the Company's term loans with the bank or (ii) 80% of the outstanding eligible accounts receivable less the amounts outstanding on the Company's term loans. The interest rate on borrowings under this revolving line of credit is equal to the bank's prime rate plus 0.5%. As of March 31, 1996 there were no amounts outstanding under this agreement.

     Management believes that the Company's cash flow from operations and revolving line of credit agreement are adequate to finance its planned growth and operating needs for the next 12 months. The Company believes it can meet its wafer fabrication needs through 1997 at its Camarillo plant by adding manufacturing personnel and acquiring additional manufacturing equipment. The Company currently anticipates that, if its business continues to expand, it will be required to begin construction of a new fabrication facility in 1997 and have it operational in fiscal 1998. The Company estimates that the cost of the new facility will be at least $60 million. The Company currently anticipates that it will be required to secure additional financing for the construction of this facility. The Company intends to evaluate available financing sources based upon financial market conditions existing prior to construction. However, there can be no assurance that such financing will be available on a timely basis or on acceptable terms and, as a result, that the facility will be built on a timely basis or at all. Failure to receive adequate funding or to complete the facility on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition.

                                 RISK FACTORS


CUSTOMER AND INDUSTRY CONCENTRATION

     The Company is, and intends to continue, focusing its sales efforts on a relatively small number of companies in the telecommunications, data communications and ATE markets that require high performance ICs. Certain of these companies are also competitors of Vitesse.

VARIABILITY OF QUARTERLY RESULTS

     The Company's quarterly results of operations have varied significantly in the past and may continue to do so in the future. These variations have been due to a number of factors, including: the loss of major customers; variations in manufacturing yields; the timing and level of new product and process development costs; changes in inventory levels; changes in the type and mix of products being sold; changes in manufacturing capacity and variations in the utilization of this capacity; and customer design changes, delays or cancellations. The Company has also from time to time incurred significant new product and process development costs due to the Company's policy of expensing costs as incurred relating to the manufacture of new products and the development of new process technology. There can be no assurance that the Company will not incur such charges or experience revenue declines in the future.

PRODUCT AND PROCESS DEVELOPMENT AND TECHNOLOGICAL CHANGE

     The market for the Company's products is characterized by rapid changes in both product and process technologies. The Company believes that its future success will depend, in part, upon its ability to continue to improve its product and process technologies and develop new technologies in order to maintain its competitive position, to adapt its products and processes to technological changes and to adopt emerging industry standards. There can be no assurance that the Company will be able to improve its product and process technologies and develop new technologies in a timely manner or that such improvements or developments will result in products that achieve market acceptance. The failure to successfully improve its existing technologies or develop new technologies in a timely manner could adversely affect the Company's business, operating results and financial condition.

DEPENDENCE ON THIRD PARTIES

     The Company depends upon third parties for performing certain processes and providing a variety of components and materials necessary for the production of its H-GaAs ICs. The Company packages certain of its ICs in its Camarillo facility using customized ceramic packaging which is presently available from only one source. The balance of the Company's ICs are packaged in plastic by third parties since the Company has no internal capability to perform such plastic packaging. Other components and materials for H-GaAs ICs are available from only a limited number of sources. The inability to obtain sufficient sole- or limited-source services or components as required could result in delays or reductions in product shipments which could adversely affect the Company's business, operating results and financial condition.

VARIABILITY OF MANUFACTURING YIELDS

     The Company's manufacturing yields vary significantly among products, depending on a particular IC's complexity and the Company's experience in manufacturing it. Historically, the Company has experienced difficulties achieving acceptable yields on some ICs, which has resulted in shipment delays. The Company's overall yields are lower than yields experienced in a silicon process because of the large number of different products manufactured in limited volume and because the Company's H-GaAs process technology is significantly less developed. The Company expects that many of its current and future products may never be produced in volume.

     Regardless of the process technology used, the fabrication of semiconductors is a highly complex and precise process. Defects in masks, impurities in the materials used, contamination of the manufacturing environment, equipment failure and other difficulties in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional.

     Because the majority of the Company's costs of manufacturing are relatively fixed, maintenance of the number of shippable die per wafer is critical to the Company's results of operations. Yield decreases can result in substantially higher unit costs and may result in reduced gross profit and net income. There can be no assurance that the Company will not suffer periodic yield problems in connection with new or existing products which could cause the Company's business, operating results and financial condition to be materially adversely affected.

     Inventory is valued at the lower of cost or market. Because allocable manufacturing costs can be high, new product inventory is often valued at market. In addition, a portion of work-in-process inventory consists of wafers in various stages of fabrication. Consequently, the Company estimates yields per wafer in order to estimate the value of inventory. If yields are materially different than projected, work-in-process inventory may need to be revalued. In addition, the ability of customers to change designs and to cancel or reschedule orders can also result in adverse adjustments to inventory. There can be no assurance that such adjustments will not occur in the future and have a material adverse effect on the Company's results of operations.

                                    PART II

                               OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 23, 1996, the Company held its regular Annual Meeting of Stockholders. The purpose of the meeting was to elect Directors to serve for the ensuing year, to approve an amendment to the Company's 1991 Employee Stock Purchase Plan to increase the number of shares reserved thereunder, to approve an amendment to the Company's 1991 Directors' Stock Option Plan to increase the number of shares reserved thereunder, and to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the 1996 fiscal year. The following individuals were elected to serve as Directors for the ensuing year:


           Name                Age            Principal Occupation
           ----                ---            --------------------
     Pierre R. Lamond           66     General Partner of Sequoia Capital and Chairman
                                       of the Board of Directors of the Company
     James A. Cole              53     General Partner of Spectra Enterprise Associates
     John C. Lewis              60     Chairman of Amdahl Corporation
     Thurman J. Rodgers         47     President and Chief Executive Officer of Cypress
                                       Semiconductor Corporation
     Louis R. Tomasetta         47     President, Chief Executive Officer and Director
                                       of the Company

Additionally, the following items were voted upon and approved by the shareholders:


                                                                         Votes
                                                                        Against or        Votes
                                                        Votes for       Withheld        Abstained
                                                        ---------       ----------      ---------
Amendment to the Company's 1991
Employee Stock Purchase Plan                           13,161,958          313,594         83,722

Amendment to the Company's 1991
Directors Stock Option Plan                            11,689,486        1,758,214        111,574

Ratification of appointment of KPMG
Peat Marwick LLP as independent auditors
for the fiscal year ending September 30, 1996          13,514,646           24,725         19,903

ITEM 6.   EXHIBITS & REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit 27 - Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the 3 month period ended March 31, 1995.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VITESSE SEMICONDUCTOR CORPORATION


                                  By: /s/   Eugene F. Hovanec
                                      ------------------------------------
                                            Eugene F. Hovanec
                                            Vice President, Finance and
                                            Chief Financial Officer