Form 10-Q
period 1996-06-30
VITESSE SEMICONDUCTOR CORP
filed 1996-08-12
CIK 880446

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1996

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ...... TO ......

                        COMMISSION FILE NUMBER 0-19654

- --------------------------------------------------------------------------------

                       VITESSE SEMICONDUCTOR CORPORATION
            (Exact name of registrant as specified in its charter)

- --------------------------------------------------------------------------------


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

                             --------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:      YES [X]  NO [_].

     AS OF JUNE 30, 1996, THERE WERE 18,931,099 SHARES OF $0.01 PAR VALUE COMMON STOCK OUTSTANDING.


================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------


                                                                Page Number
PART I     FINANCIAL INFORMATION


   Item 1  Financial Statements:


           Balance Sheets as of June 30, 1996 and                    2
           September 30, 1995


           Statements of Operations for the Three Months             3
           ended June 30, 1996, June 30, 1995 and
           March 31, 1996, and the Nine Months
           ended June 30, 1996 and June 30, 1995


           Statements of Cash Flows for the Nine Months              4
           ended June 30, 1996 and June 30, 1995


           Notes to Financial Statements                             5


   Item 2  Management's Discussion and Analysis of                   6
           Financial Condition and Results of Operations


           Risk Factors                                             10


PART II    OTHER INFORMATION


   Item 6  Exhibits & Reports on Form 8-K                           12

                                    PART I

                             FINANCIAL INFORMATION

                       VITESSE SEMICONDUCTOR CORPORATION
                                 BALANCE SHEET
                       (in thousands, except share data)


                                                                June 30, 1996      Sept. 30,1995
                                                                -------------      -------------
                                                                (Unaudited)
                                  ASSETS
Current assets:
 Cash and cash equivalents                                         $ 50,193          $  6,315
 Trade accounts receivable, net                                      15,236            12,610
 Other receivables                                                      199               120
 Inventories, net:
  Raw material                                                        1,358             1,392
  Work in process                                                     6,203             6,138
  Finished goods                                                      2,300             2,365
                                                                   --------          --------
                                                                      9,861             9,895

 Prepaid expenses                                                       775               542
                                                                   --------          --------
     Total current assets                                            76,264            29,482
                                                                   --------          --------

Property and equipment, net                                          13,420            11,862
Other assets                                                            648               767
                                                                   --------          --------
                                                                   $ 90,332          $ 42,111
                                                                   ========          ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                             $    ---          $  2,950
 Current installments of capital lease obligations                      948             2,085
 Current installments of term loans                                     160             1,121
 Accounts payable                                                     3,883             3,553
 Accrued expenses and other current liabilities                       2,843             1,553
 Deferred revenue                                                       200               220
                                                                   --------          --------
     Total current liabilities                                        8,034            11,482
                                                                   --------          --------

Capital lease obligations, less current installments                    323             3,627
Term loans, less current installments                                   358             1,891
Other                                                                   111               111

Shareholders' equity:
 Common stock, $.01 par value, authorized 25,000,000
  shares; issued and outstanding 18,931,099 shares on
  June 30, 1996, and 15,509,758 shares on Sept. 30, 1995                189               155
 Additional paid-in capital                                         131,148            82,804
 Accumulated deficit                                                (49,831)          (57,959)
                                                                   --------          --------
     Net shareholders' equity                                        81,506            25,000
                                                                   --------          --------
                                                                   $ 90,332          $ 42,111
                                                                   ========          ========

                       VITESSE SEMICONDUCTOR CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (in thousands, except share and per share data)


                                                      Three Months Ended                         Nine Months Ended
                                       ------------------------------------------------   -------------------------------
                                       June 30, 1996    June 30, 1995    Mar. 31, 1996    June 30, 1996    June 30, 1995
                                       -------------    -------------    -------------    -------------    -------------
Revenues, net:
 Production                              $    15,599      $     9,035      $    14,021      $    41,687      $    24,418
 Development                                   1,675            1,998            1,607            5,237            6,401
                                         -----------      -----------      -----------      -----------      -----------
   Total revenues                             17,274           11,033           15,628           46,924           30,819
                                         -----------      -----------      -----------      -----------      -----------
Costs and expenses:
 Cost of revenues                              8,260            5,763            7,616           22,860           16,340
 Engineering, research and devel.              2,824            2,228            2,658            7,980            6,406
 Selling, general and admin./(1)/              2,495            1,937            2,406            7,167            6,911
                                         -----------      -----------      -----------      -----------      -----------
   Total costs and expenses                   13,579            9,928           12,680           38,007           29,657
                                         -----------      -----------      -----------      -----------      -----------
Income from operations                         3,695            1,105            2,948            8,917            1,162
Other income (expense):
 Interest income                                 621               23              119              767               69
 Interest expense                               (107)            (352)            (250)            (658)            (951)
 Other                                           ---              ---               30                5               10
                                         -----------      -----------      -----------      -----------      -----------
                                                 514             (329)            (101)             114             (872)
                                         -----------      -----------      -----------      -----------      -----------
Income before income taxes                     4,209              776            2,847            9,031              290
Income taxes                                     421               14              285              903               14
                                         -----------      -----------      -----------      -----------      -----------
Net income                               $     3,788      $       762      $     2,562      $     8,128      $       276
                                         ===========      ===========      ===========      ===========      ===========

Net income per share                     $      0.18      $      0.05      $      0.14      $      0.42      $      0.02
                                         ===========      ===========      ===========      ===========      ===========

Weighted average common and
 common equivalent shares
 outstanding                              21,404,777       16,775,226       18,768,793       19,325,054       16,525,130
                                         ===========      ===========      ===========      ===========      ===========

/(1)/    Selling, general and administrative expenses include a charge of
       $1,405,000 for the write-off of certain assets related to a customer for the nine month period ended June 30, 1995. See management's discussion and analysis of financial condition and results of operations.

                       VITESSE SEMICONDUCTOR CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)


                                                                         Nine Months Ended
                                                                  ------------------------------
                                                                  June 30, 1996    June 30, 1995
                                                                  -------------    -------------
Cash flows from operating activities:
Net income                                                            $ 8,128          $   276
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                                         3,695            3,924
  Change in assets and liabilities:
   (Increase) decrease in:
     Receivables, net                                                  (2,705)            (609)
     Inventories                                                           34             (663)
     Prepaid expenses                                                    (233)            (306)
     Other assets                                                         119              192
   Increase (decrease) in:
     Accounts payable                                                     330               14
     Accrued expenses and other current liabilities                     1,290             (442)
     Deferred revenue                                                     (20)              50
                                                                      -------          -------
       Net cash provided by operating activities                       10,638            2,436
                                                                      -------          -------

Cash flows from investing activities:
  Short-term investments                                                  ---            1,000
  Capital expenditures                                                 (5,253)          (1,393)
                                                                      -------          -------
       Net cash used in investing activities:                          (5,253)            (393)
                                                                      -------          -------

Cash flows from financing activities:
  Principal payments under capital lease obligations                   (4,441)          (2,326)
  Principal payments under term loan                                   (2,494)            (680)
  Short-term borrowings (payments)                                     (2,950)             700
  Proceeds from issuance of common stock, net                          48,378            1,271
                                                                      -------          -------
       Net cash provided by (used in) financing activities             38,493           (1,035)
                                                                      -------          -------

       Net increase in cash and cash equivalents                       43,878            1,008
Cash and cash equivalents at beginning of period                        6,315            4,171
                                                                      -------          -------
Cash and cash equivalents at end of period                            $50,193          $ 5,179
                                                                      =======          =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                           $   520          $   951
                                                                      =======          =======
   Income Taxes                                                       $   198          $   ---
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


NOTE 2.   COMPLETION OF PUBLIC OFFERING

     During the quarter ended March 31, 1996, the Company completed a public offering of 2,4000,000 shares of Common Stock at a price to the public of $18 per share which resulted in net proceeds before expenses of $40,608,000. The Company granted the underwriters a 30-day option to purchase up to an additional 360,000 shares of Common Stock to cover overallotments. In April 1996, the underwriters exercised this option in full which resulted in additional proceeds to the Company of $6,091,200. For complete information regarding this offering, please see the Company's Prospectus dated March 14, 1996.

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

RESULTS OF OPERATIONS

     Revenues

     Total revenues in the third quarter of fiscal 1996 were $17,274,000, a 57% increase over the $11,033,000 recorded in the third quarter of fiscal 1995 and a 11% increase over the $15,628,000 recorded in the prior quarter. For the nine months ended June 30, 1996, total revenues were $46,924,000, a 52% increase over the $30,819,000 recorded in the nine months ended June 30, 1995. The increase in total revenues in the third quarter of 1996 and in the nine months ended June 30, 1996 was due to an increase in production revenues as a result of increased shipments to customers in the telecommunications and automatic test equipment markets. Production revenues for the third quarter of 1996 were $15,599,000, a 73% increase over the $9,035,000 recorded in the third quarter of fiscal 1995 and a 11% increase over the $14,021,000 recorded in the prior quarter. For the nine months ended June 30, 1996, production revenues were $41,687,000, a 71% increase over the $24,418,000 recorded in the nine months ended June 30, 1995.

     Development revenues in the third quarter of fiscal 1996 were $1,675,000 compared to $1,998,000 in the third quarter of fiscal 1995 and $1,607,000 in the prior quarter. For the nine months ended June 30, 1996, development revenues were $5,237,000 compared to $6,401,000 in the comparable period a year ago. Fluctuations in development revenues from quarter to quarter are typically due to the variability in the timing of design wins and achievement of development milestones.

     Cost of Revenues

     Cost of revenues as a percentage of total revenues in the third quarter of fiscal 1996 was 47.8% compared to 52.2% in the third quarter of fiscal 1995 and 48.7% in the prior quarter. For the nine months ended June 30, 1996 and 1995, cost of revenues as a percentage of total revenues was 48.7% and 53.0%, respectively. The decrease in cost of revenues as a percentage of total revenues was due to a reduction in per unit costs associated with increased production, as well as an improvement in manufacturing yields.

     Engineering, Research and Development Costs

     Engineering, research and development costs were $2,824,000 in the third quarter of fiscal 1996 compared to $2,228,000 in the third quarter of fiscal 1995 and $2,658,000 in the prior quarter. For the nine months ended June 30, 1996, engineering, research and development costs were $7,980,000 compared to $6,406,000 recorded in the nine months ended June 30, 1995. These increases were principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs decreased to 16% in the third quarter of 1996 from 20% in the third quarter of 1995 and 17% in the prior quarter. For the nine months ended June 30, 1996, engineering, research and development costs as a percentage of total revenues decreased to 17% from 21% in the comparable period a year ago. These decreases were the result of the Company's revenues growing faster than engineering, research and development costs. The Company's engineering, research and development costs are expensed as incurred. The Company intends to continue to increase the dollar amount of engineering, research and development activities in the future.

     Selling, General and Administrative Expenses

     Selling, general and administrative (SG&A) expenses were $2,495,000 in the third quarter of 1996, compared to $1,937,000 in the third quarter of 1995 and $2,406,000 in the prior quarter. For the nine months ended June 30, 1996, SG&A expenses were $7,167,000, compared to $6,911,000 in the same period in 1995. Included in SG&A expenses for nine months ended June 30, 1995 is a charge in the amount of $1,405,000 for the write-off of receivables, work-in-process inventories and certain test hardware related to one of the Company's customers which filed for bankruptcy in February 1995.

     SG&A expenses for the third quarter of 1996 increased by 29% and 4% over the third quarter of 1995, and the prior quarter respectively. For the nine months ended June 30, 1996, SG&A expenses increased by 30% from the comparable period in 1995 after taking into account the $1,405,000 charge recorded in 1995. These increases were due to increased headcount, salary increases, higher commissions resulting from increased sales, and increased advertising. As a percentage of total revenues, SG&A expenses decreased to 14% in the third quarter of 1996 from 18% in the third quarter of 1995 and 14% in the prior quarter. For the nine months ended June 30, 1996, SG&A expenses, as a percentage of total revenues, decreased to 15% from 18% in the comparable period a year ago after taking into account the charge noted above. These decreases were the result of the Company's revenues growing faster than SG&A expenses.

     Interest Income

     Interest income increased to $621,000 in the third quarter of fiscal 1996 from $23,000 in the third quarter of 1995 and $119,000 in the prior quarter.
For the nine months ended June 30, 1996, interest income increased to $767,000 from $69,000 in the comparable period a year ago. These increases were the result of a higher average cash balance in the second and third quarters of fiscal 1996 as compared to the prior periods, primarily due to the proceeds from the Company's public offering.

     Interest Expense

     Interest expense decreased to $107,000 in the third quarter of fiscal 1996 from $352,000 in the third quarter of fiscal 1995 and $250,000 in the prior quarter. For the nine months ended June 30, 1996, interest expense decreased to $658,000 from $951,000 in the comparable period a year ago. These decreases were caused by a decline in the Company's average debt balance, primarily due to an accelerated repayment of certain debt following the Company's public offering.

     Income Taxes

     The Company recorded a provision for income taxes in the amount of $421,000 in the third quarter of fiscal 1996 principally for the federal and state alternative minimum taxes, in light of the Company's existing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities:

     The Company generated $10,638,000 and $2,436,000 from operating activities in the nine month periods ended June 30, 1996 and 1995, respectively. The increase in operating cash flow was principally due to an improvement in profitability.

     Investing Activities:

     Capital expenditures, principally for manufacturing, test and engineering equipment, were $5,253,000 in the nine month period ended June 30, 1996 compared to $1,393,000 in the nine month period ended June 30, 1995. The Company intends to continue investing in manufacturing, test and engineering equipment and currently expects to spend approximately an additional $1 million for capital expenditures in fiscal 1996, which the Company intends to finance with working capital.

     Financing Activities:

     In April 1996, the Company completed a public offering of 2.76 million shares of its common stock for net proceeds before expenses of $46,699,200.

     Net cash generated by financing activities during the nine month period ended June 30, 1996 was $38,493,000. Proceeds from the issuance of Common Stock pursuant to the public offering and the Company's stock option plans and stock purchase plan were $48,378,000. This was offset by $9,885,000 in payment of debt obligations.

     The Company has a revolving line of credit agreement with a bank, which expires on January 5, 1997. The maximum amount available under the revolving line of credit is the lower of (i) $12,500,000 less the amounts outstanding under the Company's term loans with the bank or (ii) 80% of the outstanding eligible accounts receivable less the amounts outstanding on the

Company's term loans. The interest rate on borrowings under this revolving line of credit is equal to the bank's prime rate plus 0.5%. As of June 30, 1996 there were no amounts outstanding under this agreement.

     Management believes that the Company's cash flow from operations and revolving line of credit agreement are adequate to finance its planned growth and operating needs for the next 12 months. The Company believes it can meet its wafer fabrication needs through 1997 at its Camarillo plant by adding manufacturing personnel and acquiring additional manufacturing equipment. The Company has announced that it will begin construction of a new fabrication facility in 1997 and have it operational in fiscal 1998. The Company estimates that the cost of the new facility will be at least $75 million which it currently intends to fund out of cash and operating cash flow. However, in the event that the funding needs of the new facility exceed the Company's cash availability, the Company may be required to secure additional financing for the construction of the facility. There can be no assurance that such financing will be available on a timely basis or on acceptable terms and, as a result, that the facility will be built on a timely basis or at all. Failure to receive adequate funding or to complete the facility on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition.

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

                                    PART II

                               OTHER INFORMATION



ITEM 6.   EXHIBITS & REPORTS ON FORM 8-K

   (a)    EXHIBITS

          The following Exhibit is filed in connection with the Registrant's electronic filing:

              27. Financial Statement Schedules.

   (b)    REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the 3 month period ended June 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VITESSE SEMICONDUCTOR CORPORATION


                                  By: /s/ Eugene F. Hovanec
                                      -----------------------------------
                                          Eugene F. Hovanec
                                          Vice President, Finance and
                                          Chief Financial Officer