Form 10-K
period 1996-09-30
VITESSE SEMICONDUCTOR CORP
filed 1996-10-25
CIK 880446

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 1996
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________________ to ____________________

    COMMISSION FILE NUMBER: 0-19654

                       VITESSE SEMICONDUCTOR CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              77-0138960
    (State or other jurisdiction of        (I.R.S. Employer Identification
    incorporation or organization)                     Number)


      741 CALLE PLANO
    CAMARILLO, CALIFORNIA                              93012
(Address of principal executive                     (Zip Code)
          offices)

      Registrant's telephone number, including area code: (805) 388-3700

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 1996 as reported on the Nasdaq National Market, was approximately $726,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of September 30, 1996, the registrant had outstanding 19,406,527 shares of Common Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Certain statements in this Annual Report on Form 10-K, including certain statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Operating Results."

  Vitesse is a leader in the design, development, manufacturing and marketing of digital GaAs ICs. The Company's products incorporate its proprietary H-GaAs (high integration gallium arsenide) technology to produce high-performance ICs primarily for telecommunications, data communications and automated test equipment ("ATE") systems providers. The Company believes H-GaAs technology provides significant advantages over silicon-based IC technologies in addressing the combination of speed, power dissipation and complexity requirements of these high-performance systems providers. In fiscal 1996, sales of telecommunications, data communications and ATE products represented 52%, 8% and 24%, respectively, of the Company's total revenues. The Company's major customers include Lucent, Alcatel, Credence, Ericsson, Schlumberger, Seagate, Tellabs and Teradyne.

BACKGROUND

 Telecommunications Market

  As a result of deregulation and heightened competition in the worldwide telecommunications industry over the past decade, domestic and foreign public network service providers have been forced to differentiate themselves by being more responsive and offering new and better services at lower costs. The volume of information required to be transmitted across public networks has increased significantly in recent years as a result of a variety of factors, including the increase in data transmission and facsimile use and the development of new applications such as video conferencing and multimedia. Public network service providers, including interexchange long distance carriers ("IXCs") and local exchange carriers ("LECs"), have been required to upgrade their infrastructure to provide high-speed data services to customers to meet these needs in addition to providing their standard telephone services. Infrastructure improvements to public networks have most prominently included a dramatic increase in the deployment of fiber optic technology to replace conventional copper wire. Since optical fiber offers substantially greater capacity, is less error prone and is easier to administer than copper wire, it has become the transmission medium of choice for IXCs and, increasingly, LECs.

  As fiber optic technology has spread, existing network standards for the transmission of information, which had been developed primarily for copper wire networks, have presented limitations to simultaneously transmitting voice and data. As a result, the SONET (Synchronous Optical Network) standard in the United States and the equivalent SDH (Synchronous Digital Hierarchy) standard in the rest of the world emerged as the next generation standards for high-speed optical fiber transmission. The SONET/SDH standard facilitates high data integrity and improved performance in terms of network reliability and reduces maintenance and other operations costs by standardizing interoperability among different vendors' equipment.

  Asynchronous transfer mode ("ATM") is a data transmission standard complementary to SONET/SDH that is in an early stage of development. ATM takes advantage of the additional capacity provided by fiber optic technology. The SONET/SDH standard relates to the system through which data is transmitted, while ATM is a protocol for the packaging of data for transmission over the SONET/SDH system. ATM technology enables LAN, WAN and public network systems designers to provide increasingly improved services to network users. LAN and WAN equipment vendors must enable the integration of mixed high-speed, high-volume data communications, voice, video and imaging applications, reduce bandwidth limitations of current LANs and WANs, lower equipment costs and ease administrative burdens imposed by current system architectures. Similarly, equipment vendors must provide systems that can handle integrated switched high-speed, high-volume data communications, voice, video and imaging services. Public network equipment vendors must also seamlessly integrate their products with both LAN and WAN equipment to reduce overall networking costs.

  Fiber optic applications designed to the SONET/SDH and ATM standards typically use data transmission rates of 155 MHz, 622 MHz, 2.488 GHz or 10 GHz. The Company believes that SONET/SDH transmission systems installed by network providers generally operate at 2.488 GHz and above. The Company also believes that silicon-based approaches are not practicable solutions at such frequencies and, as a result, telecommunications systems manufacturers increasingly look to GaAs solutions because of their requirements for high bandwidth.

 Data Communications Market

  Performance improvements in processors and peripherals, along with the transition to distributed architectures such as client/server, have spawned increasingly data-intensive and high-speed networking applications. This has led to a focus on the methods of connecting high-performance computers to peripheral equipment in the data communications industry.

  In 1988, the American National Standards Institute established a Fibre Channel standard which is a practical, inexpensive, yet expandable method for achieving high-speed data transfer among workstations, mainframes, data storage devices and other peripherals. The Fibre Channel standard addresses the need for very fast transfers of large volumes of information, while at the same time relieving system manufacturers from the burden of supporting the variety of networks and channels currently in place. Fibre Channel is especially effective in situations where large blocks of data must be transferred within and between buildings and over campus environments. Fibre Channel is substantially faster than existing network data transmission protocols. Fibre Channel is capable of transmitting at rates exceeding 1 gigabit per second in both directions simultaneously and is also able to transport existing protocols over both optical fiber and copper wire. Currently, the most prominent use of Fibre Channel technology is in high-density rigid disk drives of 1 gigabyte or greater.

  The Company believes that CMOS silicon approaches are not practicable solutions at the 1 gigabit per second or higher clock rates used in the Fibre Channel standard. The Company believes that its H-GaAs solutions for this market operate at lower power and greater performance margins than competing ECL and BiCMOS ICs.

 Automated Test Equipment Market

  ATE is used for the comprehensive testing of ICs, printed circuit boards and electronic systems. The increasing worldwide demand for ICs in recent years has led to an increase in the demand for IC test equipment. The ATE industry has experienced changes arising from the increasing complexity of ICs, as manifested by growing pin counts, higher speeds and greater levels of integration. These changes have created challenges for ATE systems designers, since the equipment used to test these complex devices must be capable of performance exceeding that of the devices themselves.

  These changes have also led to major revisions in ATE architectures. Historically, ATE systems were primarily based on a central resource architecture where timing and pattern generation hardware and software were centralized and allocated as needed to groups of pins on the "device under test" ("DUT"). Central resource architecture works best with relatively simple ICs, but with newer, higher complexity devices, the test environment can be significantly different for each pin. This has led to a "tester-per-pin" architecture in which tester resources are dedicated to each pin of the DUT. This rapid increase in system complexity has resulted in a marked increase in the number of electronic components needed in the pin channel. The Company believes these factors have led ATE designers to seek to increase component integration.

  For high-performance ATE systems, the Company believes that CMOS and BiCMOS silicon ICs are too slow and that the high power dissipation in ECL silicon ICs limits their integration capabilities. The Company believes that the low power dissipation and high complexity of the Company's H-GaAs ICs, which permit systems to be built with fewer ICs, are well-suited for the increasingly demanding requirements of present generation ATE equipment.

STRATEGY

  The Company's strategy includes the following elements:

 Target Growing Markets

  Vitesse targets the growing telecommunications, data communications and ATE markets. Within the telecommunications and data communications markets, the Company's products are used in emerging high-growth markets such as SONET/SDH, ATM and Fibre Channel, which require ICs that are capable of high-bandwidth data transmission.

 Reduce Costs of High-Performance Products

  The Company continually strives to reduce the cost of its high-performance products. The Company endeavors to continue to increase manufacturing yields and decrease die sizes, as well as to decrease power dissipation to enable the use of lower-cost plastic packaging.

 Perform Own Wafer Fabrication Using Proprietary Manufacturing Process
Technology

  The Company operates its own advanced wafer fabrication facility in Camarillo, California, and is in the process of planning and beginning construction of an additional wafer fabrication facility in Colorado Springs, Colorado, which is not expected to begin production prior to late fiscal 1998. The Company believes that control of wafer fabrication assures a reliable source of supply and provides greater opportunities to enhance product quality and reliability. In addition, the Company believes such control facilitates new process and product development and provides a more dependable wafer supply to meet customer requirements.

  The Company's proprietary manufacturing process utilizes industry standard manufacturing equipment. This enables the Company to employ developments in silicon manufacturing technology to continue to improve minimum feature size, dimension control, deposition and etch capabilities. By eliminating the need for "custom" wafer fabrication equipment, the Company can focus its resources on developing leading process technology rather than on developing expensive customized manufacturing equipment.

 Develop "GaAs Transparent" Products

  The Company endeavors to make the process of designing Vitesse GaAs products "transparent" to the designer when compared to the design process for silicon ICs. The design of its H-GaAs products is conducted using methodologies and CAD tools essentially identical to those used to design silicon products. Customers designing Vitesse ASIC products can use industry standard CAD tools (including those offered by Cadence, Mentor Graphics, Synopsys and Viewlogic) in such a manner that there are no "GaAs-unique" factors that require special background or training beyond those for an ASIC designer generally. In addition, the Company's products do not require electronic systems manufacturers to change input/output interface levels or utilize power supply voltages unique to Vitesse products.

 Establish Close Relationships with Customers' Engineering Management

  The Company establishes close relationships with its customers' engineering management and believes these relationships enable it to better understand the customers' needs and win designs for existing and new systems.

PRODUCTS AND CUSTOMERS

 Telecommunications

  Telecommunications products accounted for 50% and 52% of the Company's total revenues for fiscal 1995 and fiscal 1996, respectively. In fiscal 1996, substantially all of the Company's sales in the telecommunications market were for SONET/SDH applications, and less than 1% of such revenues were for ATM applications. In fiscal 1996, the Company's significant telecommunications customers, each of which purchased at least $100,000 of the Company's products, included Lucent, Alcatel, Ericsson and Tellabs.

  The Company manufactures a variety of telecommunications IC products for the transmission and reception of data over a fiber optic network. The Company supplies these products as Company standard products or as customer-designed ASIC products. With respect to the transmission of data, the Company's products take parallel data, code it and serialize it (multiplexing or "mux") for transmission. At the receiving end of the fiber optic system, the Company's telecommunications products decode and de-serialize the data (demultiplexing or "demux"). The following diagram depicts applications which the Company's telecommunications products address:



                            [DIAGRAM APPEARS HERE]



                Functions                          Functions
                ---------                          ---------
                . Encoding                         . Decoding
                . Multiplexing                     . Demultiplexing


  In the case of telecommunications switching, the Company offers a line of crosspoint switches for high-speed digital switching applications including data distribution and video switching. The Company also offers a line of photodetector/transimpedance amplifiers for both telecommunications and data communications applications which offer a low noise and wide bandwidth solution for converting light from a fiber optic communications channel into an electrical signal. The following is a summary of applications and related operating frequencies which the Company's telecommunications products address:

                                                  TRANS-
     SONET       ASSOCIATED          CROSSPOINT IMPEDANCE
     HIERARCHY   CLOCK RATE MUX/DMUX  SWITCHES  AMPLIFIERS
     ---------   ---------- -------- ---------- ----------
     STS/OC-3      155 MHz     X         X          X
     STS/OC-12     622 MHz     X         X          X
     STS/OC-48   2.488 GHz     X
     STS/OC-192     10 GHz     X

  Data Communications

  Data communications products accounted for 6% and 8% of the Company's total revenues for fiscal 1995 and for fiscal 1996, respectively. Vitesse has developed a line of Fibre Channel products for this market, which consist primarily of transmitters, receivers and transceivers. In fiscal 1996, the Company's significant data communications customers, each of which purchased at least $100,000 of the Company's products, included IBM, Newbridge Networks, Seagate, Sequent and Stratacom.

  Additionally, the Company has developed a physical layer interface product for the recently emerging Gigabit Ethernet market. Gigabit Ethernet is a higher speed extension of the 10 Base T and 100 Base T Ethernet standards. The Company is also in the process of developing additional products for this market. To date, the Company's revenues from sale of products in this market have not been material. There can be no assurance that such products will ever gain market acceptance.

  Automated Test Equipment

  ATE products accounted for 21% and 24% of the Company's total revenues for fiscal 1995 and for fiscal 1996, respectively. Vitesse provides gate arrays and custom products that offer a combination of high complexity, low power dissipation and high speed for ATE. In fiscal 1996, the Company's significant ATE customers, each of which purchased at least $100,000 of the Company's products, included Credence, Hewlett-Packard, Integrated Measurement Systems, LTX, Schlumberger and Teradyne.

  The Company's ten largest customers accounted for approximately 70% and 75% of total revenues in fiscal 1995 and fiscal 1996, respectively. In fiscal 1995 and fiscal 1996, sales to Lucent accounted for 17% and 25%, respectively, of the Company's total revenues, and sales to H. Y. Associates Co., Ltd., the Company's Japanese distributor, accounted for 19% and 11%, respectively, of the Company's total revenues.

TECHNOLOGY

  The Company believes the limitations of silicon-based CMOS, BiCMOS and ECL ICs have become more pronounced as the requirements of the telecommunications, data communications and ATE systems providers have increased. While CMOS offers certain complexity advantages over the alternative silicon processes, the Company believes it lacks the speed required for many high-performance systems. ECL technology offers higher speeds but at the cost of high power dissipation, which limits its use for high-complexity applications. BiCMOS offers higher performance than is obtainable from CMOS, but less than that offered by ECL, at levels of complexity which are greater than that available from ECL but lower than that provided by CMOS. BiCMOS is slower than ECL and, the Company believes, does not achieve the speed necessary for the highest performance telecommunications, data communications and ATE systems.

  GaAs has inherent physical properties which allow electrons to move several times faster than within silicon. This higher electron mobility provides the Company with the flexibility to manufacture ICs that operate at much higher speeds than silicon devices or to operate at the same speeds with reduced power consumption. The following table compares the intrinsic transistor performance and cost per function for H-GaAs with alternative process technologies:

                                                H-GAAS    ECL    BICMOS   CMOS
                                               -------- ------- -------- -------
      Speed................................... Highest  High    Moderate Lowest
      Power Dissipation....................... Low      Highest Moderate Lowest
      Complexity.............................. High     Lowest  Higher   Highest
      Cost per Function....................... Moderate Highest Moderate Lowest

  The Company employs proprietary H-GaAs process technology based on a refractory metal SAG process. SAG technology is universally used in the manufacture of complex silicon ICs. The process structure and logic implementation of the Company's GaAs ICs are similar to a traditional silicon MOS process with the exception that the gate metal is deposited directly on the GaAs substrate creating a metal-semiconductor junction comparable to depositing the metal on a thin silicon dioxide layer grown on the silicon substrate in the case of metal gate n-channel MOS.

  The implementation of a SAG process in GaAs or silicon requires a gate metal structure that can withstand the high temperature of an ion implant activation anneal. This is in contrast to conventional microwave GaAs ("RF-GaAs") process technologies which utilize a low temperature, non-self-aligned technology based on gold as the gate metal. The table below compares Vitesse's H-GaAs, traditional silicon MOS and microwave RF-GaAs:

                                                              SILLCON  MICROWAVE
                                                      H-GAAS    MOS     RF-GAAS
                                                     -------- -------- ---------
      Self-Aligned..................................   Yes      Yes       No
      Interconnect.................................. Aluminum Aluminum   Gold
      Complexity....................................   High   Highest   Medium

  Another advantage of SAG technology in GaAs is the greater control over electrical transistor parameters compared to conventional gold gate technology. This control of the field effect transistor ("FET") characteristics has enabled the Company to be one of the few companies that have demonstrated the ability to manufacture products having lower power dissipation using direct coupled FET logic ("DCFL"). DCFL has the highest complexity, fewest elements per logic function and best available combination of speed at low power of any n-channel FET technology demonstrated in silicon or GaAs.

  The use of a high-temperature process also allows Vitesse to use silicon industry standard aluminum interconnect technology. This enables the Company to utilize standard deposition and dry etch equipment for interconnects. The interconnect portion of the circuit represents a majority of mask levels in the manufacturing process.

  The Company has significantly improved its process technology:

                                                          H-    H-    H-    H-
                                                         GAAS  GAAS  GAAS  GAAS
                                                           I    II    III   IV
                                                         ----- ----- ----- -----

     Product Announcement Year..........................  1986  1988  1991  1995
     Gate Length........................................ 1.2mm 0.8mm 0.6mm 0.4mm
     Metal Layers.......................................   2     3     4     5
     Maximum Relative Speed(1)..........................  1.0x  1.4x  2.0x  3.0x
     Minimum Relative Power Dissipation(1)..............  1.0x  0.7x  0.5x  0.3x

--------
(1) Compared to H-GaAs I.

  The Company is currently in the process of implementing H-GaAs IV, a 0.4 micron five-layer metal GaAs FET technology capable of achieving higher complexity and lower power dissipation than previous Vitesse technologies. The Company has announced the introduction of the GLX family of gate arrays based on H-GaAs IV technology. The GLX family of gate arrays has been designed to offer the same speed as the H-GaAs III family of gate arrays in order to decrease power dissipation. This is intended to enable ICs to be packaged in a lower cost plastic package in the 100 MHz to 800 MHz range, thereby offering the customer a lower cost solution in this performance range. The Company has entered into contracts with a number of customers for the development of ASICs based on the GLX product family. A limited number of prototypes in the GLX product family have been shipped to date.

MANUFACTURING

 Wafer Fabrication

  The Company fabricates four-inch wafers at its Camarillo plant in a 6,000 square foot clean room, which has a rating of Class 10 (meaning there are fewer than ten particles larger than 0.5 micron per cubic foot of air). Wafer fabrication equipment used by the Company is generally identical to that used in a sub-micron silicon MOS fabrication facility. Process technology is generally similar to that used in advanced sub-micron silicon process technologies, with certain modifications necessary to accommodate GaAs material properties.

  As is typically the case with semiconductor manufacturing, the Company's manufacturing yields vary significantly among products, depending on the product's complexity and the Company's experience in manufacturing the particular ICs. While the Company's process technology utilizes standard silicon semiconductor manufacturing equipment, aggregate production quantities have been relatively low and the process technology is significantly less developed than silicon process technology used by competitors. This leads to overall yields lower than levels typically achieved in the silicon process. The Company expects that many of its current and future products may never be produced in high volume.

  Regardless of the process technology used, the fabrication of ICs is a highly complex and precise process. Defects in masks, impurities in the materials used, contamination of the manufacturing environment, equipment failure and other difficulties in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional.

  The Company utilizes manufacturing equipment commonly used in the silicon IC industry. This enables the Company to employ developments in silicon manufacturing technology to continue to improve minimum feature size, dimension control, deposition and etch capabilities. By eliminating the need for "custom" wafer fabrication equipment, the Company can focus its resources on developing leading process technology rather than on developing expensive customized manufacturing equipment.

  The Company is currently in the process of planning and beginning construction of a new six-inch wafer fabrication facility in Colorado Springs, Colorado, to supplement its existing facility in Camarillo. As planned, the facility will initially include a 10,000 square foot Class 1 clean room with the capability for future expansion to 15,000 feet. The Company plans to initiate construction of the new facility during the first quarter of fiscal 1997 and to complete the physical plant during the fourth quarter of fiscal 1997. Following the completion of the physical plant, the Company must install equipment and perform necessary testing prior to commencing commercial production at the facility, a process which the Company anticipates will take at least nine months. Accordingly, the Company believes the new facility will not begin commercial production prior to the fourth quarter of fiscal 1998.

 Assembly and Test

  The Company conducts ceramic package assembly for a portion of its ICs in its Camarillo plant. The Company employs industry standard assembly equipment in an automated assembly line that is intended to reduce packaging time as well as to improve quality. The balance of the Company's ICs are packaged in plastic for the Company by third parties since the Company has no internal capability to perform such plastic packaging. The Company utilizes advanced automated VLSI testers and has constructed several custom testers. However, in many cases, the Company cannot test its products at full speed and must rely on numerous sub-circuit path measurements to determine the performance of the IC.

 Components and Raw Materials

  The Company purchases substantially all of its ceramic packages from Kyocera. Kyocera is the world's largest supplier of multilayer, high-performance ceramic packages and, in many cases, is the only source of these packages. Since most of the ceramic packages used in the Company's assembly process are designed to the Company's specifications, there are typically no second sources for these packages. To date, the Company has not experienced any adverse effects due to the sole-source nature of its ceramic packages. The Company believes it maintains an adequate inventory of sole-source ceramic packages. The level of inventory of ceramic packages carried by the Company is substantially higher than standard plastic packages for IC companies that utilize standard packages available from a wide variety of sources. Since 1992, the Company has increased its use of plastic packages, and it uses multiple contract manufacturers to perform plastic packaging.

  GaAs substrates and other raw materials and equipment used in the production of the Company's ICs are available from several suppliers. Although lead times are occasionally extended in the industry, the Company has not experienced any material difficulty in obtaining raw materials or equipment.

ENGINEERING, RESEARCH AND DEVELOPMENT

  The market for the Company's products is characterized by rapid changes in both GaAs and competing silicon process technologies. Because of continual improvements in these technologies, the Company believes that its future success will depend largely on its ability to continue to improve its product and process technologies, to develop new technologies in order to maintain the performance of its products relative to competitors, to adapt its products and process technologies to technological changes and to adopt emerging industry standards.

 Product Research and Development

  The Company's present product research and development efforts are focused on developing new products for its telecommunications, data communications and ATE product lines. Considerable design effort is being expended to increase the speed and complexity and reduce the power dissipation of the Company's products.

 Process Research and Development

  The Company is implementing H-GaAs IV, a 0.4 micron GaAs FET technology capable of achieving higher complexity and lower power dissipation than previous Vitesse technologies. The Company is currently engaged in research and development projects focused on other process-related improvements to increase yields and improve the speed, complexity and power dissipation characteristics of its devices.

  The Company's engineering, research and development expenses in fiscal 1994, 1995 and 1996 were $8,794,000 and $8,689,000 and $11,045,000, respectively.

COMPETITION

  The high-performance semiconductor market is highly competitive and subject to rapid technological change, price erosion and heightened international competition. The telecommunications, data communications and ATE industries, which are the primary target areas for the Company, are also becoming intensely competitive because of deregulation and heightened international competition, among other factors. In the telecommunications market, the Company competes primarily against other GaAs-based companies such as Triquint Semiconductor and the GaAs fabrication operations of systems companies such as Rockwell. In the data communications market and the ATE market, the Company competes primarily against silicon ECL and BiCMOS products offered principally by semiconductor manufacturers such as Fujitsu, Hewlett-Packard, Motorola, National Semiconductor and Texas Instruments, and bipolar silicon IC manufacturers such as Applied Micro Circuits Corporation and Synergy Semiconductor Corporation. Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, in lower-frequency applications, the Company faces increasing competition from CMOS-based products, particularly as the performance of such products continues to improve.

  Competition in the Company's markets for high-performance ICs is primarily based on price/performance, product quality and the ability to deliver products in a timely fashion. The Company emphasizes its products' quality and combination of speed, complexity and power dissipation. Some prospective customers may be reluctant to adopt Vitesse's products because of perceived risks relating to GaAs technology. In addition, product qualification is typically a lengthy process and certain prospective customers may be unwilling to invest the time or incur the costs necessary to qualify suppliers such as the Company. Prospective customers may also have concerns about the relative speed, complexity and power advantages of the Company's products compared to more familiar ECL or BiCMOS semiconductors or about the risks associated with relying on a relatively small company for a critical sole-sourced component.

SALES AND CUSTOMER SUPPORT

  The Company's principal method of selling its products in the United States and Western Europe is through direct sales to systems manufacturers by the Vitesse sales force. Other international sales, principally in Japan, are conducted through foreign distributors.

 Direct Sales

  Because of the large engineering support required in connection with the sale of high-performance ICs, the Company provides its customers with field engineering support as well as engineering support from the Company's headquarters. Typically, a field engineer will accompany a sales person to the initial customer visit to understand and evaluate the customer's requirements. The salesperson and field engineer will determine whether additional engineering analysis will be required by engineers based at the Company's headquarters. The Company's sales cycle is typically lengthy and requires the continued participation of salespersons, field engineers, engineers based at the Company's headquarters and senior management. Some manufacturers' representatives are employed in selected markets to support the Vitesse sales force.

  The Company's sales headquarters is located in Camarillo, California. Three area sales offices are maintained in Boston, Massachusetts; Dallas, Texas; and St. Germain en Laye, France. Additional sales and field application support offices are located in Sunnyvale, California; Chester, New Jersey; St. Paul, Minnesota; and San Diego, California.

 Foreign Distributors

  Sales in Japan are made through an unaffiliated Japanese distributor, H.Y. Associates Co., Ltd. Sales in other countries are made through local representatives. Export sales, primarily in Japan, were $8,850,000, $12,533,000 and $15,624,000, in fiscal 1994, 1995 and 1996, respectively, representing 25%, 29% and 24% of total revenues, respectively.

  The Company generally warrants its products against defects in materials and workmanship for a period of one year.

PATENTS AND LICENSES

  The Company has been awarded 13 U.S. patents for various aspects of design and process innovations used in the design and manufacture of its products. The Company has two patent applications pending in the United States and three patent applications pending in Japan and is preparing to file several more patent applications. The Company believes that patents are of less significance in its industry than such factors as technical expertise, innovative skills and the abilities of its personnel.

  As is typical in the semiconductor industry, the Company has, from time to time, received, and may receive in the future, letters from third parties asserting patent rights, maskwork rights or copyrights on certain of the Company's products and processes. None of the claims to date has resulted in the commencement of any litigation against the Company, nor has the Company to date believed it is necessary to license any of the patent rights referred to in such letters.

BACKLOG

  Vitesse's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the Company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period, and the Company therefore believes that backlog is not a good indicator of future revenue. The Company's backlog scheduled to be shipped in the next six months was $36,000,000 on September 30, 1996, compared to $23,500,000 on September 30,
1995.

ENVIRONMENTAL MATTERS

  The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines on the Company, the suspension of production or a cessation of operations. In addition, such regulations could restrict the Company's ability to expand its facilities at its present location or construct or operate its planned manufacturing facility in Colorado Springs, Colorado, or could require the Company to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges.

  The Company uses significant amounts of water throughout its manufacturing process. Previous droughts in California and Colorado have resulted in restrictions being placed on water use by manufacturers and residents in the states. In the event of future drought, reductions in water use may be mandated generally, and it is unclear how such reductions will be allocated among California's or Colorado's different users. No assurance can be given that near term reductions in water allocations to manufacturers will not occur, possibly requiring a reduction in the Company's level of production, and materially adversely affecting the Company's operations.

EMPLOYEES

  As of September 30, 1996, the Company had 293 employees, including 92 in engineering, research and development, 30 in marketing and sales, 157 in operations and 14 in finance and administration. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes its employee relations are good.

ITEM 2. PROPERTIES

  The Company's executive offices and principal research and development and fabrication facility is located in Camarillo, California, and is being leased under a noncancellable operating lease that expires in 1999. The total space occupied in this building is approximately 68,500 square feet. The Company leases an additional 10,000 square feet in Camarillo for product development and 5,000 square feet in Sunnyvale, California for a product development and sales office. Additional sales offices are leased in Boston, Massachusetts; Dallas, Texas; St. Paul, Minnesota; Chester, New Jersey; San Diego, California; and St. Germain en Laye, France.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  No matters were submitted to a vote of the Company's shareholders during the last quarter of the fiscal year ended September 30, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

  The Common Stock has been trading publicly on the Nasdaq National Market under the symbol "VTSS" since December 11, 1991, the first trading date of the Common Stock in the Company's initial public offering. The following table sets forth, for the periods indicated, the range of quarterly high and low closing sales prices for the Common Stock on the Nasdaq National Market.

                                                                HIGH      LOW
                                                               ------- ---------
      Fiscal 1995
        First Quarter........................................  $ 5 5/8 $ 4 1/4
        Second Quarter.......................................    5 7/8   4 3/8
        Third Quarter........................................    8 1/8   4 9/16
        Fourth Quarter.......................................   14 1/4   7 11/16
      Fiscal 1996
        First Quarter........................................   13 7/8  10 5/8
        Second Quarter.......................................   23 3/4  10 3/8
        Third Quarter........................................   33 7/8  18
        Fourth Quarter.......................................   43 1/8  21

  As of September 30, 1996, there were approximately 532 holders of record of the Common Stock.

                                DIVIDEND POLICY

  The Company has not paid cash dividends on its capital stock. The Company's bank line of credit agreement prohibits the payment of dividends without the bank's consent. In addition, the Company is currently in the process of negotiating a lease financing arrangement for its proposed wafer fabrication facility in Colorado Springs, Colorado. Under this proposed lease arrangement the Company would be restricted from declaring or paying dividends. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Notes 5 and 13 of Notes to Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere herein. The statements of operations data set forth below with respect to the fiscal years ended September 30, 1994, 1995, and 1996, and the balance sheet data at September 30, 1995 and 1996, are derived from, and are qualified by reference to, the audited Financial Statements included elsewhere in this Annual Report, which audited Financial Statements have been audited by KPMG Peat Marwick LLP, and should be read in conjunction with those Financial Statements and Notes thereto. The statements of operations data with respect to the fiscal years ended September 30, 1992 and 1993 and the balance sheet data at September 30, 1992, 1993 and 1994, are derived from audited Financial Statements not included herein.

                                     FISCAL YEARS ENDED SEPTEMBER 30,
                                 ---------------------------------------------
                                  1992      1993     1994     1995      1996
                                 -------  --------  -------  -------  --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues, net:
 Production..................... $28,612  $ 17,692  $26,238  $34,703  $ 59,491
 Development....................   8,698     8,672    9,343    8,179     6,555
                                 -------  --------  -------  -------  --------
    Total revenues..............  37,310    26,364   35,581   42,882    66,046
                                 -------  --------  -------  -------  --------
Costs and expenses:
 Cost of revenues...............  19,738    27,153   22,226   22,505    31,792
 Engineering, research and
  development...................   9,301     9,632    8,794    8,689    11,045
 Selling, general and
  administrative................   7,273     7,817    7,794    8,900     9,777
                                 -------  --------  -------  -------  --------
    Total costs and expenses....  36,312    44,602   38,814   40,094    52,614
                                 -------  --------  -------  -------  --------
Income (loss) from operations...     998   (18,238)  (3,233)   2,788    13,432
Other income (expense):
 Interest income................     770       402      134       93     1,364
 Interest expense...............  (1,226)   (1,218)  (1,111)  (1,304)     (772)
 Other..........................       9        21       86        9        26
                                 -------  --------  -------  -------  --------
    Total other income
     (expense)..................    (447)     (795)    (891)  (1,202)      618
                                 -------  --------  -------  -------  --------
Income (loss) before income
 taxes and
 extraordinary item.............     551   (19,033)  (4,124)   1,586    14,050
Income taxes....................      49        36       17       79     1,405
                                 -------  --------  -------  -------  --------
Income (loss) before
extraordinary item..............     502   (19,069)  (4,141)   1,507    12,645
Extraordinary item..............     202       --       --       --        --
                                 -------  --------  -------  -------  --------
Net income (loss)............... $   704  $(19,069) $(4,141) $ 1,507  $ 12,645
                                 =======  ========  =======  =======  ========
Net income (loss) per share(1).. $  0.05  $  (1.32) $ (0.28) $  0.09  $   0.63
                                 =======  ========  =======  =======  ========
Weighted average common and
 common equivalent shares used
 in computing per share
 amounts(1).....................  14,128    14,405   14,773   17,307    20,144
                                               SEPTEMBER 30,
                                 ---------------------------------------------
                                  1992      1993     1994     1995      1996
                                 -------  --------  -------  -------  --------
                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital................. $35,940  $ 16,562  $14,644  $17,889  $ 70,215
Total assets....................  62,140    43,975   39,496   42,111   100,416
Total current liabilities.......   9,499    10,424   11,950   11,593    11,640
Long-term obligations, less
current installments(2).........   9,918     8,953    6,029    5,518       406
Net shareholders' equity........  42,723    24,598   21,517   25,000    88,370

--------
(1) See Note 1 of Notes to Financial Statements.
(2) See Notes 3 and 4 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report. The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act that involve risks and uncertainties. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report.

OVERVIEW

  The Company is a leader in design, development, manufacturing and marketing of digital GaAs ICs. The Company initially targeted the supercomputer and defense industries. In fiscal 1992, 58% of the Company's total revenues were derived from sales to the supercomputer industry. However, the supercomputer industry began a steep decline soon thereafter, and the Company's financial performance suffered from the decline in this market. Financial results were further adversely affected by a $1.4 million dollar write-off associated with the bankruptcy of a supercomputer customer in the second quarter of fiscal 1995. In fiscal 1996, sales to the supercomputer industry represented less than 5% of the Company's total revenues.

  The Company's present target customers are systems manufacturers in the telecommunications, data communications and ATE markets. As a result of the deployment of new transmission standards such as SONET/SDH and ATM as well as other advances, there has been growing demand for high-performance ICs to meet the increasingly rigorous standards of the telecommunications and data communications industries. The requirements for high-performance ICs in the ATE industry have also become more stringent in order to meet testing requirements of increasingly faster and more complex ICs. In fiscal 1996, sales of telecommunications, data communications and ATE products represented 52%, 8% and 24%, respectively, of the Company's total revenues.

  The Company has two principal components of revenues: production revenues and development revenues. Production revenues are generally recognized upon shipment of the product, and costs associated with production are included in cost of revenues. Development revenues are generally recognized upon attainment of milestones established under customer contracts, such as the release or shipment of the Company's cell library or design tools, the release by the customer of a design net list or design tape and the Company's shipment of prototype ICs. The majority of costs associated with development revenues, including prototype fabrication costs, are included in cost of revenues, and the remaining portion is expensed as engineering, research and development expenses. The Company believes such revenues will continue to decline as a percentage of total revenues in the foreseeable future. Included in development revenues are nonrecurring license revenues which the Company has received from time to time, typically for the transfer of technology to the licensee. See Note 9 of Notes to Financial Statements. The Company does not anticipate entering into significant licensing arrangements in the foreseeable future, and licensing revenues have been immaterial since fiscal 1993.

  The Company's manufacturing yields vary significantly among products, depending on a particular IC's complexity and the Company's experience in manufacturing it. Historically, the Company has experienced difficulties achieving acceptable yields on some ICs, which have resulted in shipment delays. The Company's overall yields are lower than yields experienced in a silicon process because of the large number of different products manufactured in limited volume and because the Company's H-GaAs process technology is significantly less developed. The Company expects that many of its current and future products may never be produced in volume.

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

  Because the majority of the Company's costs of manufacturing are relatively fixed, maintenance of the number of shippable die per wafer is critical to the Company's results of operations. Yield decreases can result in substantially higher unit costs and lower gross profit and net income. There can be no assurance that the Company will not suffer periodic yield problems in connection with new or existing products which could cause the Company's business, operating results or financial condition to be materially and adversely affected.

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

  The Company has focused its sales efforts on a relatively small number of systems manufacturers who require high-performance ICs. Sales to the Company's ten largest customers represented approximately 62%, 70% and 75% of total revenues in fiscal 1994, 1995 and 1996, respectively.

  As of September 30, 1996, the Company had $57,782,000 and $18,389,000 of federal and state net operating loss carryforwards, respectively, which will be recoverable only if future taxable income is sufficient to utilize such tax loss carryforwards. Based upon historical results of operations and other factors, management believes that it is more likely than not that the tax benefits associated with such loss carryforwards will be realized. The Company has fully reserved deferred tax assets associated with its available loss carryforwards for financial reporting purposes, which will be recoverable only if future taxable income is sufficient to utilize such tax loss carryforwards. In 1995 and 1996, the application of the Company's net operating loss carryforwards resulted in relatively low effective income tax rates for the Company. The decrease or elimination of these net operating loss carryforwards in the future would result in the Company experiencing higher effective income tax rates. See Note 8 of Notes to Financial Statements.

RESULTS OF OPERATIONS

  The following table sets forth statements of operations data of the Company expressed as a percentage of total revenues for the fiscal years indicated:

                                                    FISCAL YEARS
                                                        ENDED
                                                     SEPTEMBER 30,
                                                ---------------------
                                                 1994    1995    1996
                                                 -----   -----   -----
     Revenues, net:
       Production..............................  73.7 %  80.9 %  90.1 %
       Development.............................  26.3    19.1     9.9
                                                -----   -----   -----
         Total revenues........................ 100.0   100.0   100.0
                                                -----   -----   -----
     Costs and expenses:
       Cost of revenues........................  62.5    52.5    48.1
       Engineering, research and
       development.............................  24.7    20.3    16.7
       Selling, general and
       administrative..........................  21.9    20.7    14.9
                                                -----   -----   -----
         Total costs and
         expenses.............................. 109.1    93.5    79.7
                                                -----   -----   -----
     Income (loss) from
     operations................................  (9.1)    6.5    20.3
     Other income (expense):
       Interest income.........................   0.4     0.2     2.1
       Interest expense........................  (3.1)   (3.0)   (1.2)
       Other...................................   0.2     --      --
                                                -----   -----   -----
         Total other income
         (expense).............................  (2.5)   (2.8)    0.9
                                                -----   -----   -----
     Income (loss) before income
     taxes..................................... (11.6)    3.7    21.3
     Income taxes .............................   --      0.2     2.1
                                                -----   -----   -----
     Net income (loss)......................... (11.6)%   3.5 %  19.1 %
                                                =====   =====   =====

YEAR ENDED SEPTEMBER 30, 1996 AS COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

  Revenues. Total revenues in fiscal 1996 were $66,046,000, a 54% increase over the $42,882,000 recorded in fiscal 1995. The increase in total revenues was due to a 71% increase in production revenues as a result of the growth of shipments to customers in the telecommunications and ATE markets. Development revenues in fiscal 1996 were $6,555,000 compared to $8,179,000 in fiscal 1995.

  Cost of Revenues. Cost of revenues as a percentage of total revenues in fiscal 1996 was 48.1% compared to 52.5% in fiscal 1995. The decrease in cost of revenues as a percentage of total revenues resulted from increased manufacturing yields as well as a reduction in per unit costs associated with increased production.

  Engineering, Research and Development. Engineering, research and development expenses were $11,045,000 in fiscal 1996 compared to $8,689,000 in fiscal 1995. The increase was principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. The Company's engineering, research and development costs are expensed as incurred. The Company intends to continue to increase engineering, research and development activities in the future. As a percentage of total revenues, engineering, research and development expenses declined to 16.7% in fiscal 1996 from 20.3% in fiscal 1995 due primarily to the Company's revenues growing faster than these expenses.

  Selling, General and Administrative. Selling, general and administrative expenses were $9,777,000 in fiscal 1996 compared to $8,900,000 in fiscal 1995. This increase was principally due to increased headcount, salary increases, higher commissions resulting from increased sales and increased advertising costs. Included in selling, general and administrative expenses for fiscal 1995 is a $1,405,000 charge for the write-off of receivables, work-in-process inventories and certain test hardware related to one of the Company's supercomputer customers which filed for bankruptcy in February 1995. As a percentage of total revenues, selling, general and administrative expenses declined to 14.9% in fiscal 1996 from 20.7% in fiscal 1995 primarily as a result of the Company's revenues growing faster than these expenses.

  Interest Income. Interest income increased to $1,364,000 in fiscal 1996 from $93,000 in fiscal 1995 due to a higher average cash balance in fiscal 1996 as compared to fiscal 1995 resulting primarily from the Company's equity offering in March 1996.

  Interest Expense. Interest expense decreased to $772,000 in fiscal 1996 from $1,304,000 in fiscal 1995, primarily due to a decrease in the Company's average debt balance.

  Income Taxes. The Company recorded a provision for income taxes in the amount of $1,405,000 in fiscal 1996 and $79,000 in fiscal 1995 principally for federal alternative minimum taxes, state income taxes and taxes due to foreign jurisdictions, in light of the Company's existing net operating loss carryforwards.

  Net Operating Loss Carryforwards. As of September 30, 1996, the Company had federal net operating loss carryforwards of approximately $57,782,000, state net operating loss carryforwards of approximately $18,389,000 and federal and state research and development tax credits of approximately $2,210,000 and $1,029,000, respectively. In fiscal 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The Company elected not to retroactively restate financial statements for periods prior to 1992 as the impact upon the financial statements was immaterial.

YEAR ENDED SEPTEMBER 30, 1995 AS COMPARED TO YEAR ENDED SEPTEMBER 30, 1994

  Revenues. Total revenues for fiscal 1995 were $42,882,000, a 21% increase from $35,581,000 in fiscal 1994. The increase was primarily due to a 32% increase in production revenues as a result of continued growth of shipments to customers in the telecommunications and ATE markets. Development revenues decreased by 12% to $8,179,000 in fiscal 1995 from $9,343,000 in fiscal 1994. This was principally due to a few relatively large billings for development programs in fiscal 1994.

  Cost of Revenues. Cost of revenues as a percentage of total revenues was 52.5% in fiscal 1995, compared to 62.5% in fiscal 1994. This improvement was primarily due to the continued increase in production revenues in fiscal 1995. Substantially all of the Company's facilities, equipment and labor costs remained relatively fixed even though production revenues increased, and therefore cost of revenues remained relatively constant in fiscal 1995. The increased production activity in fiscal 1995, accompanied by yield improvements and cost reductions, resulted in favorable manufacturing variances leading to a decrease in cost of revenues as a percentage of revenues.

  Engineering, Research and Development. Engineering, research and development expenses remained relatively constant at $8,689,000 in fiscal 1995 compared to $8,794,000 in fiscal 1994. This was due to reduced headcount in fiscal 1995 offset by increased costs to support development of new products.

  Selling, General and Administrative. Selling, general and administrative expenses were $8,900,000 in fiscal 1995, a 14% increase from $7,794,000 in fiscal 1994. Included in selling, general and administrative expenses for fiscal 1995 is a $1,405,000 charge for the write-off of receivables, work-in-process inventories and certain test hardware related to one of the Company's supercomputer customers which filed for bankruptcy in February 1995. Included in selling, general and administrative expenses for fiscal 1994 is a $425,000 charge for the settlement of a class action securities lawsuit and a $200,000 charge for severance and related costs in connection with a reduction in workforce. Excluding these charges, selling, general and administrative expenses increased by $326,000 in fiscal 1995. This was primarily due to salary increases, higher commissions resulting from increased sales and an advertising campaign that was launched in fiscal 1995. As a percentage of total revenues, selling, general and administrative expenses declined to 20.7% in fiscal 1995 from 21.9% in fiscal 1994.

  Interest Income. Interest income for fiscal 1995 was $93,000 compared to $134,000 in fiscal 1994. The decrease was due to a lower average cash balance in fiscal 1995 compared to fiscal 1994.

  Interest Expense. Interest expense was $1,304,000 in fiscal 1995 compared to $1,111,000 in fiscal 1994. The increase was due to a slight increase in the Company's average debt balance during fiscal 1995 as well as an increase in interest rates.

QUARTERLY RESULTS OF OPERATIONS

  The following tables present certain unaudited quarterly statements of operations data for the eight fiscal quarters ended September 30, 1996 and such data expressed as a percentage of total revenues for such periods. This information has been prepared on the same basis as the audited Financial Statements appearing elsewhere in this Annual Report and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited quarterly results of operations set forth herein. Results of operations for any previous fiscal quarter are not necessarily indicative of results for any future period.

                                                     THREE MONTHS ENDED
                          --------------------------------------------------------------------------------------
                          DEC. 31,  MAR. 31,    JUNE 30,   SEPT. 30,  DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,
                            1994      1995        1995       1995       1995       1996       1996       1996
                          --------  --------    --------   ---------  --------   --------   --------   ---------
STATEMENTS OF
 OPERATIONS:
Revenues, net:
 Production.............   $7,367   $  8,016    $ 9,035     $10,285   $12,067    $14,021    $15,599     $17,804
 Development............    2,395      2,008      1,998       1,778     1,955      1,607      1,675       1,318
                           ------   --------    -------     -------   -------    -------    -------     -------
 Total revenues.........    9,762     10,024     11,033      12,063    14,022     15,628     17,274      19,122
                           ------   --------    -------     -------   -------    -------    -------     -------
Costs and expenses:
 Cost of revenues.......    5,165      5,412      5,763       6,165     6,984      7,616      8,260       8,932
 Engineering, research
 and development........    1,995      2,183      2,228       2,283     2,498      2,658      2,824       3,065
 Selling, general and
 administrative.........    1,717      3,257      1,937       1,989     2,266      2,406      2,495       2,610
                           ------   --------    -------     -------   -------    -------    -------     -------
 Total costs and
 expenses...............    8,877     10,852      9,928      10,437    11,748     12,680     13,579      14,607
                           ------   --------    -------     -------   -------    -------    -------     -------
Income (loss) from
operations..............      885       (828)     1,105       1,626     2,274      2,948      3,695       4,515
Other income (expense):
 Interest income........       23         23         23          24        27        119        621         597
 Interest expense.......     (313)      (286)      (352)       (353)     (301)      (250)      (107)       (114)
 Other..................       (3)        13        --           (1)      (25)        30        --           21
                           ------   --------    -------     -------   -------    -------    -------     -------
 Total other income
 (expense)..............     (293)      (250)      (329)       (330)     (299)      (101)       514         504
                           ------   --------    -------     -------   -------    -------    -------     -------
Income (loss) before
income taxes............      592     (1,078)       776       1,296     1,975      2,847      4,209       5,019
Income taxes............       30        (30)        14          65       197        285        421         502
                           ------   --------    -------     -------   -------    -------    -------     -------
Net income (loss).......   $  562   $ (1,048)   $   762     $ 1,231   $ 1,778    $ 2,562    $ 3,788     $ 4,517
                           ======   ========    =======     =======   =======    =======    =======     =======
AS A PERCENTAGE OF TOTAL
REVENUES:
Revenues, net:
 Production.............     75.5 %     80.0 %     81.9 %      85.3 %    86.1 %     89.7 %     90.3 %      93.1 %
 Development............     24.5       20.0       18.1        14.7      13.9       10.3        9.7         6.9
                           ------   --------    -------     -------   -------    -------    -------     -------
 Total revenues.........    100.0      100.0      100.0       100.0     100.0      100.0      100.0       100.0
                           ------   --------    -------     -------   -------    -------    -------     -------
Costs and expenses:
 Cost of revenues.......     52.9       54.0       52.2        51.1      49.8       48.7       47.8        46.7
 Engineering, research
 and development........     20.4       21.8       20.2        18.9      17.8       17.0       16.3        16.0
 Selling, general and
 administrative.........     17.6       32.5       17.6        16.5      16.2       15.4       14.4        13.7
                           ------   --------    -------     -------   -------    -------    -------     -------
 Total costs and
 expenses...............     90.9      108.3       90.0        86.5      83.8       81.1       78.6        76.4
                           ------   --------    -------     -------   -------    -------    -------     -------
Income (loss) from
operations..............      9.1       (8.3)      10.0        13.5      16.2       18.9       21.4        23.6
Other income (expense):
 Interest income........      0.2        0.2        0.2         0.2       0.2        0.7        3.6         3.1
 Interest expense.......     (3.2)      (2.8)      (3.2)       (3.0)     (2.1)      (1.6)      (0.6)       (0.6)
 Other..................      --         0.1        --          --       (0.2)       0.2        --          0.1
                           ------   --------    -------     -------   -------    -------    -------     -------
 Total other income
 (expense)..............     (3.0)      (2.5)      (3.0)       (2.8)     (2.1)      (0.7)       3.0         2.6
                           ------   --------    -------     -------   -------    -------    -------     -------
Income (loss) before
income taxes............      6.1      (10.8)       7.0        10.7      14.1       18.2       24.4        26.2
Income taxes............      0.3       (0.3)       0.1         0.5       1.4        1.8        2.4         2.6
                           ------   --------    -------     -------   -------    -------    -------     -------
Net income (loss).......      5.8 %    (10.5) %     6.9 %      10.2 %    12.7 %     16.4 %     21.9 %      23.6 %
                           ======   ========    =======     =======   =======    =======    =======     =======

  The Company's production revenues have increased in each of the eight quarters ended September 30, 1996 primarily due to increased shipments of the Company's products. While cost of revenues has fluctuated, cost of revenues as a percentage of total revenues has generally declined over this period due to yield improvements and decreased unit costs associated with increased production. Selling, general and administrative expenses in the quarter ended March 31, 1995 were adversely affected as a result of the write-off of receivables and other assets related to the bankruptcy of a major supercomputer customer.

  The Company's quarterly results of operations have varied significantly in the past and may continue to do so in the future. These variations have been due to a number of factors, including: loss of major customers; variations in manufacturing yields; the timing and level of new product and process development costs; changes in inventory levels; changes in the type and mix of products being sold; changes in manufacturing capacity and variation in the utilization of this capacity; and customer design changes, delays or cancellations. The Company has from time to time experienced significant customer design changes or delays and, in the past, has incurred significant new product and process development charges due to the Company's policy of expensing costs as incurred relating to the manufacture of new products and the development of new process technology. There can be no assurance that the Company will not experience such changes or delays or incur such charges in the future.

LIQUIDITY AND CAPITAL RESOURCES

 Operating Activities

  The Company generated $16,736,000 and $5,288,000 from operating activities in fiscal 1996 and fiscal 1995, respectively. The increase in cash flow from operating activities was primarily due to an increase in profitability. In fiscal 1994, the Company used $3,511,000 of cash in operating activities, primarily due to the significant operating loss incurred during that year.

 Investing Activities

  Capital expenditures, primarily for manufacturing and test equipment, were $11,003,000, $3,362,000 and $1,730,000 in fiscal 1996, 1995 and 1994, respectively. Included in the amounts for fiscal 1996, 1995 and 1994 is equipment costing $245,000, $400,000 and $1,335,000, respectively, that was financed by term loans. See Note 3 of Notes to Financial Statements. Additionally, during fiscal 1995, the Company entered into operating lease arrangements to lease certain equipment with a value of $373,000. The Company intends to continue investing in new manufacturing, test and engineering equipment and currently expects to spend up to $10 million for capital expenditures through fiscal 1998 at its Camarillo facility.

 Financing Activities

  In fiscal 1996, the Company generated $40,388,000 of cash from financing activities consisting of $50,725,000 of proceeds from the issuance and sale of Common Stock in the Company's public offering in March 1996 and proceeds from the issuance of Common Stock pursuant to the Company's stock option and stock purchase plans offset by $10,337,000 in repayments of debt obligations. Following the Company's public offering in March 1996, the Company accelerated the repayment of several of its debt obligations, including its short-term borrowings and substantial portions of its term loans and capital lease obligations. In fiscal 1995, the Company used $782,000 in financing activities consisting of $3,858,000 of payments on debt obligations, offset by $1,100,000 of proceeds from short-term borrowings and terms loans and $1,976,000 of proceeds from the issuance of Common Stock pursuant to the Company's stock purchase and stock option plans. In fiscal 1994, cash provided from financing activities was $156,000 which consisted of $2,250,000 of short-term borrowings, $1,335,000 of proceeds from a term loan and $1,060,000 of proceeds from the issuance of Common Stock pursuant to the Company's stock purchase and stock option plans, offset by $4,489,000 of payments on debt obligations.

  Historically, the Company has financed a substantial portion of its asset purchases through capital leases. Principal payments under capital lease obligations were $4,854,000 in fiscal 1996 and $2,907,000 and $4,032,000 in fiscal 1995 and 1994, respectively. The Company anticipates that capital lease expenditures during fiscal 1997 and 1998 will be $823,000 and $111,000, respectively, based on the current level of lease obligations. In the event that the Company enters into additional capital lease arrangements in the future, these amounts are expected to increase.

  The Company has a revolving line of credit agreement with a bank, which agreement expires on January 5, 1997. The maximum amount available under the revolving line of credit is $12,500,000. The interest rate on borrowings under this revolving line of credit is equal to the bank's prime rate plus 0.5%. See
Note 5 of Notes to Financial Statements.

  Management believes that the Company's cash flow from operations and revolving line of credit agreement are adequate to finance its planned growth and operating needs for the next 12 months. The Company believes it can meet its wafer fabrication needs through fiscal 1998 at its Camarillo facility assuming that the Company successfully completes planned substantial incremental increases in production capacity at the facility. The Company is currently in the process of planning and beginning construction of a new wafer fabrication facility. The Company estimates that the cost of the new wafer fabrication facility in Colorado Springs, Colorado, will be at least $70 million, of which approximately $25 million relates to the purchase of land and the construction of the building and $45 million relates to capital equipment purchases. The Company is currently negotiating a lease financing arrangement in connection with the new wafer fabrication facility. In the event the Company successfully negotiates such lease financing arrangement, the Company anticipates that the lessor would provide approximately $25 million for the purchase of the land and the building of the wafer fabrication facility under a lease, which is expected to be treated as an operating lease for accounting purposes. The lease arrangement would be collateralized with approximately $22 million of cash provided by the Company, which would be deposited in a restricted account and classified as a long-term restricted investment on the Company's balance sheet. The lease would have a base period of five years. Under the terms of the lease arrangement, the Company would be required to meet certain financial covenants and would be restricted in declaring and paying dividends and entering into certain merger and change of control transactions. The negotiations concerning the proposed lease have not been completed, and there can be no assurance that a final agreement relating to the lease will be reached based on the above terms, or at all.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in March 1995 which is effective for fiscal years beginning after December 15, 1995 SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to these assets and certain identifiable intangibles to be disposed of. Since the Company's current accounting policy is consistent with the provisions of SFAS No. 121, the Company's management does not anticipate that the new pronouncement will impact its Financial Statements.

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," SFAS No. 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS No. 123 allows an entity to continue to measure compensation costs using the principles of Accounting Principles Board Opinion 25 ("APB No. 25") if certain pro forma disclosures are made. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. While the Company is still evaluating SFAS No. 123, it currently expects to elect to continue to measure and to recognize costs under APB No. 25 and to comply with the pro forma disclosure requirements of SFAS No. 123. If the Company makes this election, SFAS No. 123 will have no impact on the Company's Financial Statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

  This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Annual Report.

ACCEPTANCE OF H-GAAS BY TARGET MARKETS

  ECL and BiCMOS are currently the dominant process technologies for high-performance ICs. Vitesse's prospective customers are principally systems designers and manufacturers in the telecommunications, data communications and ATE industries that may use ECL or BiCMOS ICs in their existing systems and evaluate Vitesse H-GaAs ICs for use in their next-generation systems. These customers may be reluctant to adopt Vitesse's products because of perceived risks relating to GaAs technology generally and concerns about the relative speed, complexity, power dissipation and cost-effectiveness of the Company's H-GaAs products compared to ECL and BiCMOS ICs. In addition, these customers may be reluctant to rely upon a relatively small company such as Vitesse for a critical sole-sourced component. There can be no assurance that additional companies in Vitesse's target markets will adopt its H-GaAs technology or that the companies that currently use the Company's H-GaAs products will continue to do so in the future. See "Business--Strategy" and "--Competition."

VARIABILITY OF MANUFACTURING YIELDS

  The Company's manufacturing yields vary significantly among products, depending on a particular IC's complexity and the Company's experience in manufacturing it. Historically, the Company has experienced difficulties achieving acceptable yields on some ICs, which have resulted in shipment delays. The Company's overall yields are lower than yields experienced in a silicon process because of the large number of different products manufactured in limited volume and because the Company's H-GaAs process technology is significantly less developed. The Company expects that many of its current and future products may never be produced in volume.

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

  Because the majority of the Company's costs of manufacturing are relatively fixed, maintenance of the number of shippable die per wafer is critical to the Company's results of operations. Yield decreases can result in substantially higher unit costs and may result in reduced gross profit and net income. The Company estimates yields per wafer in order to estimate the value of inventory. If yields are materially different than projected, work-in-process inventory may need to be revalued. There can be no assurance that the Company will not suffer periodic yield problems in connection with new or existing products, which could cause the Company's business, operating results or financial condition to be materially and adversely affected. See "--Overview" and "Business--Manufacturing."

CUSTOMER AND INDUSTRY CONCENTRATION

  The Company is, and intends to continue, focusing its sales efforts on a relatively small number of companies in the telecommunications, data communications and ATE markets that require high-performance ICs. Certain of these companies are also competitors of Vitesse. In fiscal 1995 and 1996, sales to Lucent accounted for 17% and 25%, respectively, of the Company's total revenues and sales to H. Y. Associates Co., Ltd., the Company's Japanese distributor, accounted for 19% and 11%, respectively, of the Company's total revenues. The Company's ten largest customers accounted for approximately 70% of total revenues in fiscal 1995 and 75% of total revenues in fiscal 1996.

  Prior to fiscal 1995, the supercomputer industry represented a significant portion of the Company's revenues. In particular, the Company's largest supercomputer customer represented $17,500,000, or 47%, of total revenues in fiscal 1992 but currently represents an insignificant portion of the Company's total revenues. While the Company no longer focuses on the supercomputer industry, there can be no assurance that the Company's customers in the telecommunications, data communications and ATE industries, on which the Company currently depends, will continue to place orders with the Company. If the Company were to lose a major customer or if orders by a major customer were to otherwise decrease or be delayed, including reductions due to market or competitive conditions, the Company's business, operating results or financial condition could be materially adversely affected. See "Business-- Products and Customers."

VARIABILITY OF QUARTERLY RESULTS

  The Company's quarterly results of operations have varied significantly in the past and may continue to do so in the future. These variations have been due to a number of factors, including: the loss of major customers; variations in manufacturing yields; the timing and level of new product and process development costs; changes in inventory levels; changes in the type and mix of products being sold; changes in manufacturing capacity and variations in the utilization of this capacity; and customer design changes, delays or cancellations. For example, the Company wrote off $1.4 million in the second quarter of fiscal 1995 as the result of the bankruptcy of a major supercomputer customer. The Company has also from time to time incurred significant new product and process development costs due to the Company's policy of expensing costs as incurred relating to the manufacture of new products and the development of new process technology. There can be no assurance that the Company will not incur such charges or experience revenue declines in the future. See "--Overview" and "--Quarterly Results of Operations."

MANUFACTURING CAPACITY LIMITATIONS; NEW PRODUCTION FACILITY

  The Company currently manufactures all of its ICs at its four-inch wafer fabrication facility located in Camarillo, California. The Company believes that this facility should be able to satisfy its production needs through the end of fiscal 1998, assuming that the Company successfully completes planned substantial incremental increases in production capacity at the facility through such date. The Company plans to expend up to $10 million for the purchase of equipment related to this expansion. In addition to the purchase of equipment, the Company will be required to successfully hire, train and manage additional production personnel in order to successfully increase its production capacity in accordance with its time schedule. In the event the Company's expansion plans were not implemented on a timely basis for any reason, the Company could become subject to production capacity constraints. Such constraints could have a material adverse effect on the Company's business, operating results or financial condition.

  The Company is currently in the process of planning and beginning construction of a new six-inch wafer fabrication facility in Colorado Springs, Colorado, to supplement its existing facility in Camarillo. As planned, the facility will initially include a 10,000 square foot Class 1 clean room with the capability for future expansion to 15,000 square feet. The Company plans to initiate construction of the new facility during the first quarter of fiscal 1997 and to complete the physical plant during the fourth quarter of fiscal 1997. Following the completion of the physical plant, the Company must install equipment and perform necessary testing prior to commencing commercial production at the facility, a process which the Company anticipates will take at least nine months. Accordingly, the Company believes the new facility will not begin commercial production prior to the fourth quarter of fiscal 1998. The Company estimates that the cost of the new wafer fabrication facility will be at least $70 million, of which approximately $25 million relates to the purchase of land and construction of the building and approximately $45 million relates to capital equipment purchases. In the event the Company were to decide to expand the Class 1 clean room in the future, substantial additional expenditures would be required.

  The construction of the new wafer fabrication facility entails significant risks, including shortages of materials and skilled labor, unavailability or late delivery of process equipment, unforeseen environmental or engineering problems, work stoppages, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the building, equipping and production start-up of the new facility. In addition, unexpected changes or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits, site approvals and building permits could involve significant additional costs and delay the scheduled opening of the facility. As a result of the foregoing and other factors, there can be no assurance that the project will be successfully completed within its current budget or within the timeframe currently scheduled by the Company. The inability of the Company to successfully complete the new facility as currently budgeted and scheduled could have a material adverse effect on its business, operating results or financial condition.

  The successful operation of the new wafer fabrication facility, if completed, as well as the Company's overall production operations, will also be subject to numerous risks. The Company has no prior experience with the operation of equipment or the processes involved in producing finished six-inch wafers, which differ significantly from those involved in the production of four-inch wafers. The Company will be required to hire, train and manage production personnel successfully in order to effectively operate the new facility. The Company does not have excess production capacity at its Camarillo facility to offset any failure of the new facility to meet planned production goals. As a result of these and other factors, the failure of the Company to successfully operate the new wafer fabrication facility would have a material adverse effect on its business, operating results or financial condition. The Company will also have to effectively coordinate and manage the Colorado Springs and Camarillo facilities to successfully meet its overall production goals. The Company has no experience in coordinating and managing full scale production facilities which are located at different sites. The failure to successfully coordinate and manage the two sites would adversely affect the Company's overall production and would have a material adverse effect on its business, operating results or financial condition.

COMPETITION

  The high-performance semiconductor market is highly competitive and subject to rapid technological change, price erosion and heightened international competition. The telecommunications, data communications and ATE industries, which are the primary target markets for the Company, are also becoming intensely competitive because of deregulation and heightened international competition, among other factors. In the telecommunications market, the Company competes primarily against other GaAs-based companies such as Triquint Semiconductor and the GaAs fabrication operations of system companies such as Rockwell. In the data communications and the ATE markets, the Company competes primarily against silicon ECL and BiCMOS products offered principally by semiconductor manufacturers such as Fujitsu, Hewlett-Packard, Motorola, National Semiconductor and Texas Instruments, and bipolar silicon IC manufacturers such as Applied Micro Circuits Corporation and Synergy Semiconductor Corporation. Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, in lower-frequency applications, the Company faces increasing competition from CMOS-based products, particularly as the performance of such products continues to improve.

  Competition in the Company's markets for high-performance ICs is primarily based on price/performance, product quality and the ability to deliver products in a timely fashion. Some prospective customers may be reluctant to adopt Vitesse's products because of perceived risks relating to GaAs technology. In addition, product qualification is typically a lengthy process and certain prospective customers may be unwilling to invest the time or incur the costs necessary to qualify suppliers such as the Company. Prospective customers may also have concerns about the relative speed, complexity and power advantages of the Company's products compared to more familiar ECL or BiCMOS semiconductors or about the risks associated with relying on a relatively small company for a critical sole-sourced component.

PRODUCT AND PROCESS DEVELOPMENT AND TECHNOLOGICAL CHANGE

  The market for the Company's products is characterized by rapid changes in both product and process technologies. The Company believes that its future success will depend, in part, upon its ability to continue to improve its product and process technologies and develop new technologies in order to maintain its competitive position, to adapt its products and processes to technological changes and to adopt emerging industry standards. There can be no assurance that the Company will be able to improve its product and process technologies and develop new technologies in a timely manner or that such improvements or developments will result in products that achieve market acceptance. The failure to successfully improve its existing technologies or develop new technologies in a timely manner could adversely affect the Company's business, operating results or financial condition. See "Business--Engineering, Research and Development."

DEPENDENCE ON THIRD PARTIES

  The Company depends upon third parties for performing certain processes and providing a variety of components and materials necessary for the production of its H-GaAs ICs. The Company packages certain of its ICs in its Camarillo facility using customized ceramic packaging that is presently available from only one source. The balance of the Company's ICs are packaged in plastic by third parties since the Company has no internal capability to perform such plastic packaging. Other components and materials for H-GaAs ICs are available from only a limited number of sources. The inability to obtain sufficient sole-source or limited-source services or components as required could result in delays or reductions in product shipments which could adversely affect the Company's business, operating results or financial condition. See "Business-- Manufacturing."

ENVIRONMENTAL REGULATIONS

  The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines on the Company, the suspension of production or a cessation of operations. In addition, such regulations could restrict the Company's ability to expand its facilities at its present location or construct or operate its planned wafer fabrication facility in Colorado Springs, Colorado, or could require the Company to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges.

  The Company uses significant amounts of water throughout its manufacturing process. Previous droughts in California and Colorado have resulted in restrictions being placed on water use by manufacturers and residents in the states. In the event of future drought, reductions in water use may be mandated generally, and it is unclear how such reductions will be allocated among California's or Colorado's different users. No assurance can be given that near term reductions in water allocations to manufacturers will not occur, possibly requiring a reduction in the Company's level of production, and materially and adversely affecting the Company's operations. See "Business--Environmental Matters."

MANAGEMENT OF GROWTH

  The management of the Company's growth requires qualified personnel and systems. In particular, the construction and operation of the Company's planned wafer fabrication facility in Colorado Springs and its integration with the Company's current facility will require significant management, technical and administrative resources. There can be no assurance that the Company will be able to manage its growth or effectively integrate its planned wafer fabrication facility, and failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

DEPENDENCE UPON KEY PERSONNEL

  The Company's success depends in part upon attracting and retaining the services of its managerial and technical personnel. The competition for qualified personnel is intense. There can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other skilled technical personnel in the future, and failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

EFFECT OF ANTI-TAKEOVER PROVISIONS

  The Company's Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. Although the Company presently has no intention to issue shares of Preferred Stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Common Stock. Furthermore, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 could also have the effect of delaying or preventing a change of control of the Company. Certain other provisions of the Company's Certificate of Incorporation and Bylaws, as amended to date, may have the effect of delaying or preventing changes of control or management of the Company, which could adversely affect the market price of the Common Stock. These provisions include, among others, provisions: (i) requiring advance notice for nominating directors or bringing other business before shareholder meetings, (ii) permitting the Board of Directors to consider matters other than the price to be paid to shareholders in evaluating proposed acquisitions of the Company, (iii) requiring specific minimum shareholder votes to remove directors, either with or without cause and (iv) limiting the persons able to, and the procedures for, calling a special meeting of the shareholders. In addition, under the proposed lease financing arrangement relating to its proposed Colorado Springs, Colorado, wafer fabrication facility which the Company is currently negotiating, the Company would be restricted from entering into certain merger or change of control transactions. See "--Liquidity and Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report..............................................  27
Balance Sheets as of September 30, 1995 and 1996..........................  28
Statements of Operations for the years ended September 30, 1994, 1995 and
1996......................................................................  29
Statements of Shareholders' Equity for the years ended September 30, 1994,
1995 and 1996.............................................................  30
Statements of Cash Flows for the years ended September 30, 1994, 1995 and
1996......................................................................  31
Notes to Financial Statements.............................................  32

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Vitesse Semiconductor Corporation:

  We have audited the accompanying balance sheets of Vitesse Semiconductor Corporation as of September 30, 1996 and 1995 and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation as of September 30, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
October 18, 1996

                       VITESSE SEMICONDUCTOR CORPORATION

                                 BALANCE SHEETS

                          SEPTEMBER 30, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1995      1996
                                                             --------  --------
                          ASSETS
Current Assets
  Cash and cash equivalents................................  $  6,315  $ 52,436
  Receivables:
    Trade accounts receivable, net of allowance for
     doubtful accounts of $700 in 1995 and $900 in 1996
     (Note 5)..............................................    12,610    18,423
    Other..................................................       120       196
                                                             --------  --------
                                                               12,730    18,619
  Inventories, net:
    Raw material...........................................     1,392     1,678
    Work in process........................................     6,138     5,436
    Finished goods.........................................     2,365     2,845
                                                             --------  --------
                                                                9,895     9,959
  Prepaid expenses.........................................       542       841
                                                             --------  --------
    Total current assets...................................    29,482    81,855
                                                             --------  --------
Property and equipment, net (Notes 2, 3, and 4)............    11,862    17,892
Other assets...............................................       767       669
                                                             --------  --------
                                                             $ 42,111  $100,416
                                                             ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short term borrowings (Note 5)...........................  $  2,950  $    --
  Current installments of capital lease obligations (Notes
   2 and 4)................................................     2,085       767
  Current installments of term loans (Note 3)..............     1,121       164
  Accounts payable.........................................     3,553     6,731
  Accrued expenses and other current liabilities (Note 6)..     1,664     3,728
  Deferred revenue.........................................       220       250
                                                             --------  --------
    Total current liabilities..............................    11,593    11,640
                                                             --------  --------
Capital lease obligations, less current installments (Notes
 2 and 4)..................................................     3,627        91
Term loans, less current installments (Note 3).............     1,891       315
Commitments (Note 11)
Shareholders' equity (Note 7):
  Preferred stock, $.01 par value. Authorized 10,000,000
   shares; none issued or outstanding                             --        --
  Common stock, $.01 par value. Authorized 25,000,000
   shares; issued and outstanding 15,509,758 and 19,406,527
   shares at September 30, 1995 and 1996, respectively.....       155       194
  Additional paid-in capital...............................    82,804   133,490
  Accumulated deficit......................................   (57,959)  (45,314)
                                                             --------  --------
  Net shareholders' equity.................................  $ 25,000  $ 88,370
                                                             --------  --------
                                                             $ 42,111  $100,416
                                                             ========  ========

Subsequent Event (Note 13)
                See accompanying notes to financial statements.

                       VITESSE SEMICONDUCTOR CORPORATION

                            STATEMENTS OF OPERATIONS

                 YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                              YEAR ENDED SEPTEMBER 30,
                                         -------------------------------------
                                            1994         1995         1996
                                         -----------  -----------  -----------
Revenues, net: (Notes 9 and 10)
  Production............................ $    26,238  $    34,703  $    59,491
  Development...........................       9,343        8,179        6,555
                                         -----------  -----------  -----------
    Total revenues......................      35,581       42,882       66,046
                                         -----------  -----------  -----------
Costs and expenses:
  Cost of revenues......................      22,226       22,505       31,792
  Engineering, research and development.       8,794        8,689       11,045
  Selling, general and administrative...       7,794        8,900        9,777
                                         -----------  -----------  -----------
    Total costs and expenses............      38,814       40,094       52,614
                                         -----------  -----------  -----------
Income (loss) from operations...........      (3,233)       2,788       13,432
Other income (expense):
  Interest income.......................         134           93        1,364
  Interest expense......................      (1,111)      (1,304)        (772)
  Other.................................          86            9           26
                                         -----------  -----------  -----------
    Total other income (expense)........        (891)      (1,202)         618
                                         -----------  -----------  -----------
Income (loss) before income taxes.......      (4,124)       1,586       14,050
Income taxes (Note 8)...................          17           79        1,405
                                         -----------  -----------  -----------
Net income (loss)....................... $    (4,141) $     1,507  $    12,645
                                         ===========  ===========  ===========
Net income (loss) per share............. $     (0.28) $      0.09  $      0.63
                                         ===========  ===========  ===========
Weighted average common and common
 equivalent shares outstanding..........  14,773,137   17,307,007   20,144,419
                                         ===========  ===========  ===========



                See accompanying notes to financial statements.

                       VITESSE SEMICONDUCTOR CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            COMMON STOCK    ADDITIONAL                  NET
                          -----------------  PAID-IN   ACCUMULATED SHAREHOLDERS'
                            SHARES   AMOUNT  CAPITAL     DEFICIT      EQUITY
                          ---------- ------ ---------- ----------- -------------
Balance, October 1,
 1993...................  14,628,323  $146   $ 79,777   $(55,325)     $24,598
Exercise of stock op-
 tions..................     106,206     1        229        --           230
Shares issued under
 Employee Stock Purchase
 Plan...................     245,728     3        827        --           830
Net Loss................         --    --         --      (4,141)      (4,141)
                          ----------  ----   --------   --------      -------
Balance, September 30,
 1994...................  14,980,257   150     80,833    (59,466)      21,517
Exercise of stock op-
 tions..................     311,676     3      1,107        --         1,110
Exercise of warrants....       4,606   --          41        --            41
Shares issued under
 Employee Stock Purchase
 Plan...................     213,219     2        823        --           825
Net income..............         --    --         --       1,507        1,507
                          ----------  ----   --------   --------      -------
Balance, September 30,
 1995...................  15,509,758  $155   $ 82,804   $(57,959)     $25,000
Exercise of stock op-
 tions..................     972,416    10      3,401        --         3,411
Exercise of warrants....      56,943   --          15        --            15
Shares issued under
 Employee Stock Purchase
 Plan...................     107,410     1        974        --           975
Issuance of Common
 Stock, net of expenses.   2,760,000    28     46,296        --        46,324
Net income..............         --    --         --      12,645       12,645
                          ----------  ----   --------   --------      -------
Balance, September 30,
 1996...................  19,406,527  $194   $133,490   $(45,314)     $88,370
                          ==========  ====   ========   ========      =======


                See accompanying notes to financial statements.

                       VITESSE SEMICONDUCTOR CORPORATION

                           STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                                (IN THOUSANDS)

                                                     YEAR ENDED SEPTEMBER 30,
                                                     --------------------------
                                                      1994     1995      1996
                                                     -------  -------  --------
Cash flows from operating activities:
  Net income (loss)................................  $(4,141) $ 1,507  $ 12,645
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
  Depreciation and amortization....................    5,558    5,316     4,973
  Changes in assets and liabilities:
    (Increase) decrease in:
      Receivables, net.............................   (4,550)    (756)   (5,889)
      Inventories..................................     (135)    (937)      (64)
      Prepaid expenses.............................       (8)     (51)     (299)
      Other assets.................................      (61)     195        98
    Increase (decrease) in:
      Accounts payable.............................      506       94     3,178
      Accrued expenses and other current liabili-
       ties........................................     (158)    (250)    2,064
      Deferred revenue.............................     (522)     170        30
                                                     -------  -------  --------
        Net cash provided by (used in) operating      (3,511)   5,288    16,736
         activities................................  -------  -------  --------
Cash flows from investing activities:
  Short-term investments...........................      --     1,000       --
  Capital expenditures.............................   (1,730)  (3,362)  (11,003)
                                                     -------  -------  --------
        Net cash provided by (used in) financing      (1,730)  (2,362)  (11,003)
         activities................................  -------  -------  --------
Cash flows from financing activities:
  Principal payments under capital lease obliga-
   tions...........................................   (4,032)  (2,907)   (4,854)
  Principal payments under term loan...............     (457)    (951)   (2,778)
  Short-term borrowings (payments).................    2,250      700    (2,950)
  Proceeds from term loan..........................    1,335      400       245
  Net proceeds from issuance of common stock.......    1,060    1,976    50,725
                                                     -------  -------  --------
        Net cash provided by (used in) financing         156     (782)   40,388
         activities................................  -------  -------  --------
Net increase (decrease) in cash and cash equiva-
 lents.............................................   (5,085)   2,144    46,121
Cash and cash equivalents at beginning of year.....    9,256    4,171     6,315
                                                     -------  -------  --------
Cash and cash equivalents at end of period.........  $ 4,171  $ 6,315  $ 52,436
                                                     =======  =======  ========
Supplemental disclosures of cash flow information--
 cash paid during the period for:
  Interest.........................................  $ 1,138  $ 1,275  $    656
                                                     =======  =======  ========
  Income taxes.....................................  $    18  $    44  $    347
                                                     =======  =======  ========
Supplemental schedule of noncash investing and fi-
 nancing activities:
  Capital lease obligations incurred...............  $   287  $   --   $    --
                                                     =======  =======  ========

  In 1994 and 1995, the Company renegotiated certain capital leases resulting in an extension of the terms of these leases beyond their original maturities and the conversion of certain capital leases to operating leases. The net effects of these transactions were a $607,000 reduction in the property and equipment and capital lease obligations accounts in 1994, and a $1,876,000 increase in the same accounts in 1995.

                See accompanying notes to financial statements.

                       VITESSE SEMICONDUCTOR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

  Vitesse Semiconductor Corporation (the "Company") was incorporated under the laws of Delaware on February 3, 1987. The Company is a leader in the design, development, manufacturing and marketing of digital GaAs ICs.

 Revenue Recognition

  Production revenue is recognized when products are shipped to customers. Revenue from development contracts is recognized upon attainment of specific milestones established under customer contracts. Revenue from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. Costs related to development contracts are expensed as incurred.

 Cash Equivalents and Short-term Investments

  The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents and short-term investments are principally composed of money market accounts, U.S. Government obligations and short-term commercial paper, and are carried at cost plus accrued interest, which approximates market value.

 Inventories

  Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs associated with the manufacture of a new product are charged to engineering, research and development expense as incurred until the product is proven through testing and acceptance by the customer. Inventories are shown net of a valuation reserve of $2,493,000 and $2,797,000 at September 30, 1995 and 1996,
respectively.

 Depreciation and Amortization

  Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the related assets as follows:

         Machinery and equipment.................. 5 years
         Furniture and fixtures................... 5 years
         Computer equipment....................... 3 years
         Leasehold improvements................... Term of lease

  Organization and technology costs included in other assets are amortized over a five-year period.

 Income Taxes

  The Company accounts for income taxes pursuant to the provisions of Financial Accounting Standards Board Statement No. 109. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

                       VITESSE SEMICONDUCTOR CORPORATION

 Research and Development Costs

  The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

  Costs related to revenues on non-recurring engineering services billed to customers are generally classified as cost of revenues; however, certain related contract engineering and research costs are included in engineering, research and development expense because these costs cannot be directly related to individual contracts.

 Computation of Net Income (Loss) Per Share

  The net income (loss) per share of common stock is computed using the weighted average number of common shares outstanding and common stock equivalents using the application of the treasury stock method for all periods presented. Common stock equivalents are excluded from the computation for loss years since their inclusion would be antidilutive.

 Financial Instruments

  The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's carrying value of cash equivalents, trade accounts receivable, other receivable, accounts payable, accrued expenses, term loans and borrowings approximates fair value because the instrument has a short-term maturity or because the applicable interest rates are comparable to current borrowing rates of those instruments.

 Long-Lived Assets

  In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued. This statement provides guidelines for recognition of impairment of losses related to long-term assets and is effective for fiscal years beginning after December 15, 1995. Company management does not believe that the adoption of this new standard will have a material effect on the Company's financial statements.

 Accounting for Stock Options

  In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" was issued. This statement encourages, but does not require, a fair value based method of accounting for employee stock options and will be effective for fiscal years beginning after December 31, 1995. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure and to recognize compensation costs under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of Statement No. 123. If the Company makes this election, Statement No. 123 will have no impact on the Company's financial statements.

 Use of Estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                       VITESSE SEMICONDUCTOR CORPORATION

 Reclassification

  Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

NOTE 2--PROPERTY AND EQUIPMENT

  Property and equipment, stated at cost, are summarized as follows:

                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                 1995    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
      Machinery and equipment.................................. $23,333 $30,739
      Furniture and fixtures...................................     122     144
      Computer equipment.......................................   6,179   6,542
      Leasehold improvements...................................   3,916   3,966
                                                                ------- -------
                                                                 33,550  41,391
      Less accumulated depreciation and amortization...........  21,688  23,499
                                                                ------- -------
                                                                $11,862 $17,892
                                                                ======= =======

  Included in machinery and equipment is equipment not yet placed in service of $501,000 and $4,713,000 as of September 30, 1995 and 1996, respectively.

  Balances applicable to assets acquired under capitalized leases, which are included in property and equipment, are summarized as follows:

                                                                 SEPTEMBER 30,
                                                                 --------------
                                                                  1995    1996
                                                                 ------- ------
                                                                 (IN THOUSANDS)
      Machinery and equipment................................... $12,261 $2,308
      Furniture and fixtures....................................      51     14
      Computer equipment........................................   2,560  2,038
      Leasehold improvements....................................   1,635    --
                                                                 ------- ------
                                                                  16,507  4,360
      Less accumulated depreciation and amortization............  10,579  3,629
                                                                 ------- ------
                                                                 $ 5,928 $  731
                                                                 ======= ======

NOTE 3--TERM LOANS

  The Company has various equipment term loans with a financial institution totaling $479,000 bearing interest rates between 9% and 10.2% per annum payable in monthly installments through fiscal 2000.

  Future principal payments under the term loans are as follows:

                                                  (IN THOUSANDS)
         Year ending September 30:
           1997..................................      $164
           1998..................................       168
           1999..................................       131
           2000..................................        16
                                                       ----
                                                       $479
                                                       ====

                       VITESSE SEMICONDUCTOR CORPORATION

NOTE 4--CAPITAL LEASE OBLIGATIONS

  Capital lease obligations are summarized as follows:

                                                                   SEPTEMBER
                                                                      30,
                                                                  -----------
                                                                   1995  1996
                                                                  ------ ----
                                                                      (IN
                                                                  THOUSANDS)
      Capital lease obligations, secured by related assets,
       payable in aggregate monthly installments of $89,000
       including interest ranging from 4% to 15% through January
       1998...................................................... $5,712 $858
      Less current installments..................................  2,085  767
                                                                  ------ ----
                                                                  $3,627 $ 91
                                                                  ====== ====

  The present value of future minimum capital lease payments is as follows:

                                                                  (IN THOUSANDS)
      Year ending September 30:
        1997.....................................................      $823
        1998.....................................................       111
                                                                       ----
      Total......................................................       934
      Less amounts representing interest.........................        76
                                                                       ----
                                                                       $858
                                                                       ====

NOTE 5--SHORT-TERM BORROWINGS

  At September 30, 1996, the Company had a $12,500,000 revolving line of credit agreement with a bank. This agreement expires in January 1997. Borrowings under the revolving line of credit agreement are limited to 80% of eligible trade accounts receivable, as defined by the agreement. The agreement provides for interest to be paid monthly at prime plus 0.5% (8.75% on September 30, 1996). The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement and is prohibited from paying dividends without the consent of the bank. Borrowings are collateralized by all Company assets. As of September 30, 1995, $2,950,000 was outstanding under the line of credit (none at September 30, 1996).

NOTE 6--ACCRUED EXPENSES

  Accrued expenses consist of the following (in thousands):

                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
      Accrued vacation........................................... $  324 $  489
      Accrued salaries and wages.................................    498    725
      Accrued taxes..............................................    --   1,108
      Other......................................................    731  1,406
                                                                  ------ ------
                                                                  $1,553 $3,728
                                                                  ====== ======

NOTE 7--SHAREHOLDERS' EQUITY

 Preferred Stock

  In fiscal 1991, the Board of Directors authorized 10,000,000 shares of undesignated preferred stock. The Company has no present plans to issue any of this preferred stock.

                       VITESSE SEMICONDUCTOR CORPORATION

 Stock Option Plans

 1987 Incentive Stock Option Plan and 1989 Stock Option Plan

  The Company's 1987 Incentive Stock Option Plan (the "1987 Plan") was adopted by the Board of Directors in February 1987 and approved by the shareholders in January 1988. Pursuant to the 1987 Plan, 350,000 shares of the Company's common stock were reserved for issuance.

  The 1989 Stock Option Plan (the "1989 Plan") was approved by the Board of Directors in April 1989 and approved by the shareholders in April 1990. Pursuant to the 1989 Plan, 1,166,666 shares of the Company's common stock were reserved for issuance. The 1987 Plan and 1989 Plan are collectively referred to as the "Plans."

  The Plans provide for the granting to employees (including officers and employee directors of "incentive stock options" and for the granting of nonstatutory options to employees (including officers and directors) and consultants (including directors). Subject to the discretion of the Board of Directors, options granted under the Plans generally vest and become exercisable at the rate of 24% at the end of the first year, and thereafter at a rate of 2% of the shares subject to the options per month and have a ten-year term. Options have also been granted under the Plans with vesting periods of fewer than five years.

  The exercise price of all incentive stock options granted under the Plans must be at least equal to the fair market value of the shares on the date of grant. With respect to any participant who owns stock representing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any incentive stock options granted must equal at least 110% of the fair market value on the grant date. The exercise price of all nonstatutory stock options granted under the Plans must be at least 85% of the fair market value of the common stock on the date of grant.

 1991 Stock Option Plan

  The 1991 Stock Option Plan (the "1991 Plan") was adopted by the Board of Directors and approved by the shareholders in August 1991. A total of 2,000,000 shares of common stock were reserved for issuance under the 1991 Plan. In January 1995, the shareholders approved an amendment to the 1991 Plan to increase the number of shares reserved thereunder by an aggregate of 500,000 shares and to automatically increase on an annual basis beginning in 1995, by a number of shares equal to 3.5% of the Company's common stock outstanding at the end of the fiscal year.

  The 1991 Plan provides for the granting of incentive stock options to employees of the Company and for the granting of nonstatutory stock options to employees and consultants of the Company. Options granted under the 1991 Plan generally vest and become exercisable at the rate of 25% per year, however, certain options granted prior to June 30, 1992, vest and become exercisable at the rate of 24% at the end of the first year, and thereafter at a rate of 2% of the shares subject to the options per month.

  The exercise price of all incentive and nonstatutory stock options granted under the 1991 Plan must be at least equal to the fair market value of the shares of common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of the options must not exceed five years. The term of all other options under the 1991 Plan may not exceed ten years.

                       VITESSE SEMICONDUCTOR CORPORATION

  In June 1993, substantially all outstanding stock options granted under the 1987,1989 and 1991 Plans with an exercise price in excess of $3.625 per share were canceled and replaced with new options for a like number of shares having an exercise price of $3.625 per share, the fair market value on the grant date. The new options have certain restrictions relating to the sale of the shares.

  Under the 1987 Plan, the 1989 Plan and the 1991 Plan, as of September 30, 1996, options to purchase an aggregate of 1,911,207 shares had been exercised, options to purchase an aggregate of 3,064,726 shares were outstanding at a weighted average exercise price of $7.52 per share and 441,215 shares (which increased to 1,120,443 effective October 1, 1996 pursuant to the terms of the 1991 Plan) remained available for future grant. Of the 3,064,726 options outstanding, 640,245 options were vested and exercisable under the Plans pursuant to incentive stock options and 188,131 options were vested and exercisable pursuant to nonstatutory stock options.

 1991 Directors' Stock Option Plan

  The 1991 Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors and approved by the shareholders in August 1991 and 200,000 shares of common stock had been reserved for issuance under the Directors' Plan. In January 1996, the shareholders approved an amendment to the Directors' Plan to increase the number of shares reserved thereunder by an aggregate of 200,000 shares. As of September 30, 1996, 235,000 options had been granted under the Directors' Plan; 31,700 of such grants had been exercised and 10,000 had been canceled. At September 30, 1996, 110,500 options were exercisable.

  The Directors' Plan provides that each non-employee director automatically will be granted a nonstatutory option to purchase 10,000 shares (except in the case of the Chairman of the Board of the Company who shall receive an option to purchase 15,000 shares) of common stock upon first becoming a director. In addition, the Directors' Plan provides that each director serving on January 1 of each calendar year will automatically be granted a nonstatutory option to purchase 10,000 shares (except in the case of the Chairman of the Board of the Company who shall receive an option to purchase 15,000 shares) of common stock. The options granted to the non-employee directors are for a ten year term and vest at the rate of 2% of the shares subject to the option at the end of each month following the date of grant. The exercise price of the options may not be less than the fair market value of the common stock on the last business day prior to the date of grant of the option.

                       VITESSE SEMICONDUCTOR CORPORATION

  Activity under the 1987, 1989 and 1991 Plans and the 1991 Directors' Stock Option Plan is as follows:

                                                            OPTION PRICE
                                         NUMBER OF  ----------------------------
                                          SHARES      PER SHARE     AGGREGATE
                                         ---------  ------------- --------------
                                                                  (IN THOUSANDS)
Options outstanding at October 1, 1993.  2,027,727  $  0.03-10.75    $ 7,441
Options:
  Granted..............................  1,025,727     3.75-5.625      4,280
  Exercised............................   (106,206)      .03-5.00       (229)
  Cancelled or expired.................   (190,089)    2.16-5.625       (748)
                                         ---------  -------------    -------
Options outstanding at September 30,
1994...................................  2,756,432      .03-10.75     10,744
Options:
  Granted..............................  1,033,600   4.375-11.625      5,362
  Exercised............................   (311,676)     .03-5.625     (1,110)
  Cancelled or expired.................   (295,999)    1.62-5.875     (1,375)
                                         ---------  -------------    -------
Options outstanding at September 30,
1995...................................  3,182,357     .03-11.625     13,621
Options:
  Granted..............................  1,190,600    11.00-35.75     15,346
  Exercised............................   (972,416)    0.03-9.375     (3,410)
  Cancelled or expired.................   (142,515)  3.625-13.875     (1,058)
                                         ---------  -------------    -------
Options outstanding at September 30,     3,258,026  $  0.03-35.75    $24,499
1996...................................  =========  =============    =======

  Subsequent to September 30, 1996, the Board of Directors de-reserved approximately 2,709,698 shares from those previously designated for option grants and authorized an increase in the number of authorized shares of Common Stock in the Company's Certificate of Incorporation to 60,000,000 shares. In addition, the Company's Board of Directors has approved a plan which states that if the increase in the authorized number of shares is not approved at the Company's 1997 Annual Meeting of Shareholders, the Company will meet its obligations under the Company's option plans through stock repurchases, payments to holders of vested options to cancel such options or other means.

1991 Employee Stock Purchase Plan

  The Company's 1991 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the shareholders effective December 11, 1991. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. A total of 1,000,000 shares of common stock has been reserved for issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may purchase shares of the Company's common stock at six month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 20% of their compensation, including commissions and overtime, but excluding bonuses. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. In fiscal 1995 and 1996, 213,219 and 107,410 shares, respectively, were issued under the Purchase Plan at average prices of $3.874 and $9.073. At September 30, 1996, 343,450 shares were reserved for future issuance. In January 1996, the shareholders approved an amendment to the Purchase Plan to increase the number of shares reserved thereunder by an aggregate of 250,000 shares.

                       VITESSE SEMICONDUCTOR CORPORATION

Stock Warrants

  In September and October 1991, the Company entered into a note and warrant financing pursuant to which 9% promissory notes in the aggregate amount of $3,000,000 were issued. Warrants issued in connection with the financing were exercisable at $9 per share. A total of 99,789 warrants were issued in connection with the financing. No warrants were exercised in fiscal 1994. In fiscal 1995, warrants to acquire 4,606 shares were exercised for total proceeds of $41,000 and, in fiscal 1996, warrants to acquire 1,709 shares were exercised for total proceeds of $15,000 and 89,714 warrants were exchanged for 55,234 common shares. As of September 30, 1996, no warrants were outstanding.

NOTE 8--INCOME TAXES

  Income tax expense consists of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                                ----------------
                                                                1994 1995  1996
                                                                ---- ---- ------
                                                                  (UNAUDITED)
      Current:
       Federal................................................. $--  $60  $  300
       State...................................................   17  19     755
       Foreign.................................................  --  --      350
                                                                ---- ---  ------
                                                                $ 17 $79  $1,405
                                                                ==== ===  ======

  The actual income tax expense differs from the expected tax expense computed by applying the federal corporate tax rate of 34% to income before income taxes as follows (in thousands):

                                                              SEPTEMBER 30,
                                                            -------------------
                                                            1994 1995    1996
                                                            ---- -----  -------
                                                               (UNAUDITED)
      Federal income taxes at statutory rate............... $--  $ 539  $ 4,918
      Alternative minimum taxes............................  --    --       300
      State income taxes...................................   17    19      755
      Foreign income taxes.................................  --    --       350
      Utilization of tax loss carryforward.................  --   (479)  (4,918)
                                                            ---- -----  -------
                                                            $ 17 $  79  $ 1,405
                                                            ==== =====  =======

  The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets are summarized as follows (in thousands):

                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                 1995    1996
                                                                ------- -------
      Deferred tax assets:
       Net operating loss carryforwards........................ $19,216 $19,646
       Research and development tax credit carryforwards.......   3,405   3,239
       Allowances and reserves.................................   2,140   1,257
       Accumulated depreciation and amortization...............   2,202   2,072
       Other...................................................   1,079     938
                                                                ------- -------
        Total gross deferred tax assets........................  28,042  27,152
      Less valuation allowance.................................  28,042  27,152
                                                                ------- -------
        Net deferred tax assets................................ $   --  $   --
                                                                ======= =======

                       VITESSE SEMICONDUCTOR CORPORATION

  In 1996, the Company utilized $15,316,000 to reduce taxable income, associated with certain employee exercises of stock options. Tax effects of such items, which approximate $5,207,000 at September 30, 1996, will be recorded as additional paid in capital when management concludes that it is more likely than not that the related tax benefits will be realized. For financial reporting purposes, the Company utilized net operating loss carryforwards of $14,051,000 in 1996. These loss carryforwards were not utilized for tax purposes due to the availability of deductions, for tax purposes only, associated with the employee exercise of stock options described above.

  The net change in the valuation allowance for the years ended September 30, 1994, 1995 and 1996 was an increase (decrease) of $2,778,000, $(102,000) and
$(890,000), respectively. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $65,000,000 prior to the expiration of the net operating loss carryforwards in 2009. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company has established a valuation allowance for all deductible differences.

  As of September 30, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of $57,782,000 and $18,389,000, respectively, which are available to offset future taxable income, if any, through 2009. Additionally, the Company had research and development tax credit carryforwards for federal and state income tax purposes of $2,210,000 and $1,029,000 respectively, which are available to offset future income taxes, if any, through 2010.

NOTE 9--LICENSING AGREEMENT

  The Company has a licensing agreed with Fujitsu Limited ("Fujitsu") whereby Fujitsu has the right to use certain circuit design technology previously developed by the Company. Royalties are payable to the Company based on a percentage of sales, as defined. In each of the years ended September 30, 1994, 1995 and 1996, a nominal amount of royalties was received under this agreement.

NOTE 10--SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK, AND SEGMENT INFORMATION

  In fiscal 1994, two customers accounted for 14% and 10% of total revenues, respectively. In fiscal 1995, two customers accounted for 19% and 17% of total revenues, respectively. In fiscal 1996, two customers accounted for 25% and 11% of total revenues, respectively.

  The Company generally sells its products to customers engaged in the design or manufacture of high technology products either recently introduced or not yet introduced to the marketplace. Substantially all the Company's trade accounts receivable are due from such sources. The Company's major customers who account for more than 10% of total revenues aggregated 38% and 37% of total trade accounts receivables at September 30, 1995 and 1996, respectively.

                       VITESSE SEMICONDUCTOR CORPORATION

  Export revenues are summarized by geographic areas as follows (in thousands):

                                                           1994   1995    1996
                                                          ------ ------- -------
      Europe............................................. $4,767 $ 4,968 $ 6,505
      Japan..............................................  3,767   8,211   7,972
      Other..............................................    316     354   1,147
                                                          ------ ------- -------
                                                          $8,850 $12,533 $15,624
                                                          ====== ======= =======

NOTE 11--COMMITMENTS

  The Company leases facilities under noncancellable operating leases that expire through 2001. The Company also leases certain machinery and equipment under noncancellable operating leases that expire through 1999.

  Approximate minimum rental commitments under these operating leases as of September 30, 1996 were as follows:

                                                  (IN THOUSANDS)
         Year ending September 30:
           1997..................................     $1,539
           1998..................................      1,105
           1999..................................        278
           2000..................................         73
           2001..................................         43
                                                      ------
                                                      $3,038
                                                      ======

  Rent expense under operating leases was approximately $1,945,000, $2,147,000 and $2,507,000 for the years ended September 30, 1994, 1995 and 1996, respectively.

NOTE 12--RETIREMENT SAVINGS PLAN

  The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. The contributions are fully vested and nonforfeitable at all times. The Company does not make matching contributions under the plan.

NOTE 13--SUBSEQUENT EVENT (UNAUDITED)

  The Company is currently negotiating a lease financing arrangement in connection with the new wafer fabrication facility. In the event the Company successfully negotiates such lease financing arrangement, the Company anticipates that the lessor would provide approximately $25 million for the purchase of the land and the building of the wafer fabrication facility under a lease, which is expected to be treated as an operating lease for accounting purposes. The lease arrangement would be collateralized with approximately $22 million of cash provided by the Company, which would be deposited in a restricted account and classified as a long-term restricted investment on the Company's balance sheet. The lease would have a base period of five years. Under the terms of the lease arrangement, the Company would be required to meet certain financial covenants and would be restricted in declaring and paying dividends and entering into certain merger and change of control transactions. The negotiations concerning the proposed lease have not been completed, and there can be no assurance that a final agreement relating to the lease will be reached based on the above terms, or at all.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

  The executive officers and directors of the Company are as follows:

         NAME           AGE                       POSITION
         ----           ---                       --------
Louis R. Tomasetta       47 President and Chief Executive Officer, Director
Ian Burrows              42 Vice President, Wafer Fab
Ira Deyhimy              56 Vice President, Product Development
Christopher R. Gardner   36 Vice President & General Manager, ATE
Robert J. Cutter         41 Vice President & General Manager, Colorado Springs
Eugene F. Hovanec        44 Vice President, Finance & Chief Financial Officer
James Mikkelson          48 Vice President, Technology Development
Michael S. Millhollan    52 Vice President & General Manager, Data Communications
Robert R. Nunn           35 Vice President & General Manager, Telecommunications
Neil J. Rappaport        50 Vice President, Sales
Ram Venkataraman         56 Vice President, Quality and Reliability
James A. Cole            54 Director
Pierre R. Lamond         66 Chairman of the Board
John C. Lewis            61 Director
Thurman J. Rodgers       48 Director

  Louis R. Tomasetta, a co-founder of the Company, has been President, Chief Executive Officer and a Director since the Company's inception in February 1987. From 1984 to 1987, he served as President of the integrated circuits division of Vitesse Electronics Corporation. Prior to that, Dr. Tomasetta was the director of the Advanced Technology Implementation department at Rockwell. Dr. Tomasetta has over 20 years experience in the management and development of GaAs-based businesses, product, and technology. He received B.S., M.S. and Ph.D. degrees in electrical engineering from the Massachusetts Institute of Technology.

  Ian Burrows joined the Company in February 1987 as a Process Engineering Manager, became Director of Wafer Fabrication in December 1990, and Vice President, Wafer Fab in April 1995. Prior to that, he held the position of process engineering development manager at Honeywell's GaAs product center and development process engineer at Mostek. Dr. Burrows received a B.S. in electrical engineering from Warwick University, England, and M.S. and Ph.D. degrees in electrical engineering from Texas Tech University.

  Ira Deyhimy, a co-founder of the Company, has been Vice President, Product Development since the Company's inception in February 1987. From 1984 to 1987 he was Vice President, Engineering at Vitesse Electronics Corporation. Prior to that, Mr. Deyhimy was manager of Integrated Circuit Engineering at Rockwell. He has over 20 years of experience in GaAs electronics. Mr. Deyhimy received a B.S. degree in physics from the University of California at Los Angeles and an M.S. degree in physics from California State University at Northridge.

  Christopher R. Gardner joined the Company in February 1987 and held various engineering and engineering management positions through September 1996 when he became Vice President & General Manager, ATE. Prior to that, Mr. Gardner was a member of technical staff at AT&T Bell Laboratories. Mr. Gardner holds a B.S. degree in electrical engineering from Cornell University and an M.S. degree in electrical engineering from the University of California at Berkeley.

  Robert J. Cutter joined the Company in October 1996 as Vice President & General Manager of the Colorado Springs facility. Prior to that, Mr. Cutter was Plant Manager, Colorado Springs, for Rockwell Semiconductor Systems. From 1990 to 1995, he was Director of Operations for United Technologies Microelectronics Center. From 1981 to 1988, he held a variety of management positions at Inmos Corporation. Mr. Cutter graduated from University of Southampton, United Kingdom, with a First Class Honors Degree in Aeronautics & Astronautics.

  Eugene F. Hovanec joined the Company as Vice President, Finance and Chief Financial Officer in December 1993. From 1989 to 1993, Mr. Hovanec served as Vice President, Finance & Administration, and Chief Financial Officer at Digital Sound Corporation. Prior to that, from 1984 to 1989, he served as Vice President and Controller at Micropolis Corporation, a disk drive company. Mr. Hovanec holds a Bachelor of Business Administration degree from Pace University, New York. Mr. Hovanec also serves as director of Interlink Electronics, Inc.

  James Mikkelson, a co-founder of the Company, has served as Vice President, Technology Development since the Company's inception in February 1987. From 1984 to 1987, he served as Vice President, Operations at Vitesse Electronics Corporation. Prior to that, he served as Project Manager at Hewlett-Packard where he was responsible for the development and manufacturing of MOS VLSI circuits. Mr. Mikkelson holds B.S., M.S. and Engineer degrees in electrical engineering from the Massachusetts Institute of Technology.

  Michael S. Millhollan joined the Company in July 1989 as Director of the Sunnyvale Product Development Center and became Vice President, General Manager of Standard Products in October 1992 and was appointed Vice President & General Manager, Data Communications in September 1996. From 1976 to 1989, he held various senior design engineering positions with National Semiconductor. Prior to that, he was at Motorola for seven years in various design engineering positions. Mr. Millhollan holds a B.S. degree in electrical engineering from the Georgia Institute of Technology.

  Robert R. Nunn joined the Company in July 1989, became Director of Marketing in January 1991 and Vice President and General Manager, ASIC Products in July 1992 and was appointed Vice President & General Manager, Telecommunications in September 1996. From August 1987 to July 1989 he served as product marketing manager at Advanced Micro Devices, Inc. ("AMD"). Mr. Nunn holds a B.S. degree in computer engineering from the University of California at Los Angeles and an M.B.A. from Harvard Business School.

  Neil J. Rappaport joined the Company as Vice President, Sales in August 1987. From September 1982 to 1987, Mr. Rappaport was national sales manager with Applied Micro Circuits Corporation, a manufacturer of ECL integrated circuits. Prior to that, he held various sales positions with Signetics Corporation, a semiconductor manufacturer. Prior to that, he was a design engineer at Hughes Aircraft Company. Mr. Rappaport has a B.S. degree from Fairleigh Dickinson University and an A.S. degree in electronics technology from the RCA Institute.

  Ram Venkataraman joined the Company as Director of Quality in January 1990 and in August 1990 he became Vice President, Quality and Reliability. From March 1985 to January 1990, he held various positions, including manager of reliability and quality assurance and Director of Wafer Fabrication Operations, at GigaBit Logic, Inc., a GaAs semiconductor manufacturer. Mr. Venkataraman has over 20 years of experience in IC quality assurance and reliability spanning both silicon and GaAs technologies. Mr. Venkataraman holds B.S. degrees in physics and electrical engineering from Madras University, India, and an M.S. degree in electrical engineering from the Indian Institute of Technology, India.

  James A. Cole has served as a Director of the Company since February 1987. Since October 1986, he has served as a General Partner of Spectra Enterprise Associates and as a Partner of New Enterprise Associates. He was a founder and Executive Vice President of Amplica, Inc., a GaAs microwave IC and sub-system Company. Mr. Cole also serves as a Director of Giga-Tronics, Inc. and Spectrian Corporation.

  Pierre R. Lamond has been the Chairman of the Board of Directors since the Company's inception in February 1987. Since December 1981, he has been a General Partner of Sequoia Capital, a venture capital firm.

Sequoia has financed companies such as Cypress Semiconductor, Cisco Systems and C-Cube Microsystems. Mr. Lamond was founder and Vice President of National Semiconductor. He is also a Director of Cypress Semiconductor, CKS Group and VidaMed, Inc.

  John C. Lewis became a Director of the Company in January 1990. He is currently Chairman of the Board of Directors and Chief Executive Officer of Amdahl Corporation, a manufacturer of large general purpose computer storage systems and software products where he has been since 1977. Before joining Amdahl in 1977, he was President of Xerox Business Systems. Mr. Lewis also serves as a Director of Cypress Semiconductor and Pinnacle Systems.

  Thurman J. Rodgers has served as a Director of the Company since September 1987. He is the co-founder and since 1982 has been President and Chief Executive Officer of Cypress Semiconductor. Prior to forming Cypress Semiconductor, Dr. Rodgers managed the design, technical development, and engineering for the static RAM business of AMD. He also serves as a Director of C-Cube Microsystems.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth certain summary information regarding compensation paid, with respect to the three most recent fiscal years, to the Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the fiscal year 1996 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                       COMPENSATION
                                       ANNUAL COMPENSATION                AWARDS
                              ---------------------------------------- ------------
                                                                        SECURITIES
   NAME AND PRINCIPAL                                  OTHER ANNUAL     UNDERLYING
        POSITION         YEAR SALARY($) BONUS($)    COMPENSATION($)(3)  OPTIONS(#)
   ------------------    ---- --------- --------    ------------------ ------------
Louis R. Tomasetta...... 1996 $160,000  $  2,168(1)      $36,923(4)      $ 50,000
 President and Chief
  Executive Officer      1995  161,385       --              --           100,000
                         1994  151,346       --              --            50,500
Eugene F. Hovanec....... 1996  150,000     2,019(1)          --            30,000
 Vice President, Finance
  and Chief Financial    1995  150,000       --              --            40,000
  Officer                1994  112,500       --              --           100,500
Robert R. Nunn.......... 1996  140,000     1,897(1)          --            25,000
 Vice President &
  General Manager,       1995  141,212       --              --            60,000
  Telecommunications     1994  107,308       --              --            25,500
Michael S. Millhollan... 1996  140,000     1,885(1)          --            25,000
 Vice President &
  General Manager,       1995  140,000       --              --            60,000
  Data Communications    1994  115,698       --              --            25,500
Neil J. Rappaport....... 1996  125,000   115,235(2)        9,985(4)        30,000
 Vice President, Sales   1995  130,923    72,112(2)          --            40,000
                         1994  121,281    70,849(2)          --            30,500

--------
(1) Represents amounts paid under the Company's bonus plan.
(2) Represents bonuses paid to Mr. Rappaport pursuant to the Company's sales commission plan.
(3) Excludes certain expenses which, for any Named Executive Officer, did not exceed the lesser of $50,000 or 10% of the compensation reported in the above table, and which, for all Executive Officers as a group, did not exceed the lesser of $50,000 times the number of Named Executive Officers or 10% of all Named Executive Officers' annual salaries and bonuses reported in the above table.
(4) Represents payment of accrued vacation to Mr. Rappaport and Mr. Tomasetta.

  The following tables set forth, as to the Named Executive Officers certain information relating to options for the purchase of Common Stock granted and exercised during fiscal year 1996 and held at the end of fiscal year 1996.

                                                                   POTENTIAL REALIZABLE
                                                                       VALUE ASSUMED
                                                                      ANNUAL RATE OF
                                                                        STOCK PRICE
                                                                       APPRECIATION
                                     INDIVIDUAL GRANTS                FOR OPTION TERM
                         ----------------------------------------- ---------------------
                                    % OF TOTAL
                                     OPTIONS
                                    GRANTED TO EXERCISE
                                    EMPLOYEES  OR BASE
                          OPTIONS   IN FISCAL   PRICE   EXPIRATION
NAME                     GRANTED(#)    YEAR     ($/SH)     DATE      5%($)      10%($)
----                     ---------- ---------- -------- ---------- ---------- ----------
Louis R. Tomasetta......   50,000      4.36%    $11.25   01/23/06  $  353,753 $  896,480
Eugene F. Hovanec.......   30,000      2.62      11.25   01/23/06     212,252    537,888
Robert R. Nunn..........   25,000      2.18      11.25   01/23/06     176,877    448,240
Michael S. Millhollan...   25,000      2.18      11.25   01/23/06     176,877    448,240
Neil J. Rappaport.......   30,000      2.62      11.25   01/23/06     212,252    537,888

                       OPTION GRANTS IN LAST FISCAL YEAR


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTION VALUES

                                                         NUMBER OF           VALUE OF UNEXERCISED
                                                        UNEXERCISED              IN-THE-MONEY
                           SHARES                    OPTIONS AT FY-END         OPTIONS AT FY-END
                         ACQUIRED ON    VALUE    ------------------------- -------------------------
NAME                     EXERCISE(#) REALIZED($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                     ----------- ----------- ----------- ------------- ----------- -------------
Louis R. Tomasetta......   85,500    $2,440,918    174,885      172,500    $6,006,847   $5,551,675
Eugene F. Hovanec.......   35,000       978,305     20,000      115,000       693,435    3,757,170
Robert R. Nunn..........   31,288       758,780         50       93,750         1,725    3,035,130
Michael S. Millhollan...   44,608     1,385,874     19,678       90,000       675,606    2,903,880
Neil J. Rappaport.......   75,900     2,001,153     25,295       83,750       887,405    2,658,420

DIRECTOR COMPENSATION

 1991 Directors' Stock Option Plan

  The 1991 Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors and approved by the shareholders in August 1991 and 200,000 shares of common stock had been reserved for issuance under the Directors' Plan. In January 1996, the shareholders approved an amendment to the Directors' Plan to increase the number of shares reserved thereunder by an aggregate of 200,000 shares. As of September 30, 1996, 235,000 options had been granted under the Directors' Plan; 31,700 of such grants had been exercised and 10,000 had been canceled. At September 30, 1996, 110,500 options were exercisable.

  The Directors' Plan provides that each non-employee director automatically will be granted a nonstatutory option to purchase 10,000 shares (except in the case of the Chairman of the Board of the Company who shall receive an option to purchase 15,000 shares) of common stock upon first becoming a director. In addition, the Directors' Plan provides that each director serving on January 1 of each calendar year will automatically be granted a nonstatutory option to purchase 10,000 shares (except in the case of the Chairman of the Board of the Company who shall receive an option to purchase 15,000 shares) of common stock. The options granted to the non-employee directors are for a ten year term and vest at the rate of 2% of the shares subject to the option at the end of each month following the date of grant. The exercise price of the options may not be less than the fair market value of the common stock on the last business day prior to the date of grant of the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the beneficial ownership of the Company's Common Stock as of September 30, 1996, by each director, by each Named Executive Officer, by all directors and officers of the Company as a group, and by all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock:

                                                             NUMBER OF PERCENT
     NAME                                                     SHARES   OF TOTAL
     ----                                                    --------- --------
     Louis R. Tomasetta(1)..................................   329,352   1.70%
     John C. Lewis(2).......................................   149,177     *
     Thurman J. Rodgers(3)..................................   149,066     *
     Pierre R. Lamond(4)....................................   110,284     *
     Neil Rappaport(5)......................................    74,952     *
     James A. Cole(6).......................................    58,017     *
     Eugene Hovanec(7)......................................    28,031     *
     Michael Millhollan(8)..................................    27,790     *
     Robert Nunn(9).........................................    11,410     *
     All executive officers and directors as a group
      (14 persons)(10)...................................... 1,288,146   6.64%

--------
 *   Less than 1%
 (1) Includes options to purchase 187,385 shares of Common Stock exercisable within 60 days of September 30, 1996. Also includes an aggregate of 51,500 shares held by Dr. Tomasetta as custodian for each of James L., Kathleen A., and Susan A. Tomasetta, pursuant to the Transfers to Minors Act and as to which Dr. Tomasetta has voting and investment power.
(2) Includes options to purchase 21,400 shares of Common Stock exercisable within 60 days of September 30, 1996. Also includes 111,111 shares held by Amdahl Corporation, of which Mr. Lewis disclaims beneficial ownership. Mr. Lewis is the Chairman of the Board of Directors of Amdahl Corporation and may be deemed to share voting and investment power with respect to such shares.
(3) Includes options to purchase 65,732 shares of Common Stock exercisable within 60 days of September 30, 1996. Also includes 83,334 shares held by Cypress Semiconductor Corporation, of which Mr. Rodgers disclaims beneficial ownership. Mr. Rodgers is the President and Chief Executive Officer of Cypress Semiconductor Corporation and may be deemed to share voting and investment power with respect to such shares.
(4) Includes options to purchase 27,900 shares of Common Stock exercisable within 60 days of September 30, 1996.
(5) Includes options to purchase 32,795 shares of Common Stock exercisable within 60 days of September 30, 1996.
(6) Includes options to purchase 49,066 shares of Common Stock exercisable within 60 days of September 30, 1996.
(7) Includes options to purchase 20,000 shares of Common Stock exercisable within 60 days of September 30, 1996.
(8) Includes options to purchase 25,928 shares of Common Stock exercisable within 60 days of September 30, 1996.
(9) Includes options to purchase 6,300 shares of Common Stock exercisable within 60 days of September 30, 1996.
(10) Includes options to purchase 680,353 shares of Common Stock exercisable within 60 days of September 30, 1996. See footnotes (1), (2), (3), (4),
     (5), (6), (7), (8) and (9) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In August 1994, the Company approved a loan of $100,000 to Mr. Michael Millhollan, Vice President & General Manager, Data Communications. Mr. Millhollan paid the loan in full in fiscal 1996. The loan bore interest equal to the prime rate in effect at the end of the quarter (not to exceed 10%) and was secured by a second deed of trust.

  The Company believes that the transaction set forth above was made on terms no less favorable to the Company than could have been obtained with unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal shareholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

  1. Financial Statements:

  The financial statements of the Company listed below are included in Item 8.

   Independent Auditors' Report
   Balance Sheets as of September 30, 1996 and 1995
   Statements of Operations for the years ended September 30, 1996, 1995 and 1994
   Statements of Shareholders' Equity for the years ended September 30,
    1996, 1995 and 1994
   Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994
   Notes to Financial Statements

  2. Financial Statement Schedules:

  The financial statement schedules of the Company are included in Part IV of this Annual Report.

   For the three fiscal years ended September 30, 1996--
     II--Valuation and Qualifying Accounts

  All other schedules are omitted because they are not applicable or are not required.

  3. Exhibits:

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1996.

  (c) Exhibits

  3.1(1)    Certificate of Incorporation of Registrant, as amended to date.
  3.2(2)    Bylaws of Registrant, as amended to date.
  4.1(3)    Amended Modification Agreement including Registration Rights and
            Right of First Refusal dated June 12, 1991 between Registrant and certain security holders of Registrant.
  4.2(2)    Specimen of Registrant's Common Stock Certificate.
 10.1(2)    1987 Stock Option Plan.
 10.2(2)    1989 Stock Option Plan.
 10.3(2)    1991 Stock Option Plan.
 10.4(2)    1991 Employee Stock Purchase Plan.
 10.5(2)    1991 Directors' Stock Option Plan.
 10.6(2)    Standard Form of Indemnification Agreement between Registrant and its officers and directors.
 10.7(2)    Warrant to purchase 45,000 shares of the Series F Preferred Stock of Registrant dated June 12, 1991 held by Nippon Enterprise
            Development Corp.
 10.8(2)(3) Loan and Security Agreement dated May 8, 1991 between Silicon
            Valley Bank and Registrant.
 10.9(1)    Amendment to Loan Agreement dated December 28, 1992 between Silicon
            Valley Bank and Registrant.
 10.10(5)   Amendment to Loan Agreement dated June 14, 1993 between Silicon
            Valley Bank and Registrant.
 10.11(2)   Master Equipment Lease Agreement dated April 18, 1988 between
            Equitable Life Leasing Corporation and Registrant.
 10.12(2)   Lease Line Guarantee Agreement as amended January 11, 1990 between
            Convex Computer Corporation and Registrant, as amended.
 10.13(2)   Master Lease Agreement dated June 21, 1991 between Dana Commercial
            Credit Corporation and Registrant.
 10.14(2)   Assignment of Purchase Order dated June 12, 1991 between JLA Credit
            Corporation and Registrant.
 10.15(2)   Corporate Guaranty dated January 31, 1989 among Convex Computer
            Corporation, Equitable Lomas Leasing Corporation and Registrant.

 10.16(2)    Lease Line Guarantee Agreement dated September 1990 between MIPS
             Computer Systems, Inc. and Registrant.
 10.17(2)    Lease Line Guarantee dated September 1990 between Cypress
             Semiconductor Corporation and Registrant.
 10.18(2)    Corporate Guaranty dated October 3, 1990 among Cypress
             Semiconductor Corporation, GE Capital/ELLCO Leasing Corporation.
 10.19(2)    Corporate Guaranty dated October 3, 1990 among Registrant, MIPS
             Computer Systems, Inc. and GE Capital/ELLCO Leasing Corporation.
 10.20(1)    Master Equipment Lease Agreement dated October 30, 1992 between
             AT&T Commercial Finance Corporation and Registrant.
 10.21(1)    First Amendment to Lease between Carson Estate Company (formerly
             Victoria Partnership) and Registrant.
 10.22(2)    Lease dated January 31, 1991 between Camarillo I Development
             Corporation and Registrant.
 10.23(2)    Sublease dated February 25, 1991 between Inmac Corporation and
             Registrant.
 10.24(2)    Standard Form Proprietary Information Agreement.
 10.25(2)    Software License Agreement Standard Terms and Conditions dated
             September 26, 1989 between Cadence Design Systems, Inc. and
             Registrant.
 10.26(2)    Purchase and License Agreement effective September 11, 1987 between Mentor Graphics Corporation and Registrant.
 10.27(2)    License Agreement dated January 3, 1986 between the Regents of the
             University of California and Registrant.
 10.28(1)    LASAR Software Foundry Distribution Agreement dated July 13, 1989 between Teradyne, Inc. and Registrant.
 10.29(1)    Agreement for Licensed Products dated July 13, 1989 between
             Synopsys Incorporated and Registrant.
 10.30(2)    Electronic Design Automation Software License Agreement dated
             October 21, 1989 between Teradyne, Inc. and Registrant.
 10.31(2)(3) International Distributor Agreement dated January 4, 1988 by and between N.Y. Associates Company Ltd. and Registrant.
 10.32(4)    Amendment dated March 23, 1994 to the Loan Agreement dated May 8,
             1991, as amended, between Silicon Valley Bank and Registrant.
 10.33(3)(4) GaAs Super Microprocessor Technology Development Agreement dated
             December 17, 1993 between National Institute of Standards and
             Technology and Registrant.
 10.34(5)    Amendment dated December 13, 1994, to the Loan Agreement dated May
             8, 1991, as amended between Silicon Valley Bank and Registrant.
 10.35(6)    Amendment dated January 2, 1996, to the Loan Agreement dated May
             9, 1991, as amended, between Silicon Valley Bank and Registrant.
 11.1        Statement regarding computation of (loss) income per share.
 23.1        Report on Schedule and Consent of Independent Certified Public
             Accountants.
 24.1        Power of Attorney (see page 51).

-------
(1) Incorporated by reference from the Company's annual report on Form 10-K for the period ended September 30, 1992.
(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File no. 33-43548), effective December 10, 1991.
(3) Confidential treatment previously granted as to certain portions of these exhibits.
(4) Incorporated by reference from the Company's annual report on Form 10-K for the period ended September 30, 1994.
(5) Incorporated by reference from the Company's annual report on Form 10-K for the period ended September 30, 1995.
(6) Incorporated by reference from the Company's quarterly report on Form 10-Q for the period ended December 31, 1995.

  (d) Financial Statement Schedules

  See Item 14(a) above.

                       VITESSE SEMICONDUCTOR CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                    BALANCE AT  CHARGED TO             BALANCE
                                   BEGINNING OF COSTS AND              AT END
                                      PERIOD     EXPENSES  DEDUCTIONS OF PERIOD
                                   ------------ ---------- ---------- ---------
Year ended September 30, 1996
  Deducted from Inventories:
    Reserve for obsolescence......    $2,493      $1,347     $1,043    $2,797
  Deducted from Accounts
   Receivable:
    Allowance for doubtful
     accounts.....................       700         200        --        900
Year ended September 30, 1995
  Deducted from Inventories:
    Reserve for obsolescence......     2,217         276        --      2,493
  Deducted from Accounts
   Receivable:
    Allowance for doubtful
     accounts.....................       700         --         --        700
Year ended September 30, 1994
  Deducted from Inventories:
    Reserve for obsolescence......       950       1,267        --      2,217
  Deducted from Accounts
   Receivable:
    Allowance for doubtful
     accounts.....................       200         500        --        700

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VITESSE SEMICONDUCTOR CORPORATION

Date: October 25, 1996
                                     By:         /s/ Eugene F. Hovanec
                                        --------------------------------------
                                        Eugene F. Hovanec
                                        Vice President, Finance and Chief
                                        Financial Officer

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Louis R. Tomasetta and Eugene F. Hovanec, and each of them, their true and lawful attorneys and agents, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that said attorneys and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----
      /s/ Louis R. Tomasetta           President and Chief       October 25,
-----------------------------------     Executive Officer            1996
        LOUIS R. TOMASETTA              (Principal Executive
                                        Officer)

       /s/ Eugene F. Hovanec           Vice President,           October 25,
-----------------------------------     Finance and Chief            1996
         EUGENE F. HOVANEC              Financial Officer
                                        (Principal Financial
                                        and Accounting
                                        Officer)

         /s/ James A. Cole             Director                  October 25,
-----------------------------------                                  1996
           JAMES A. COLE

       /s/ Pierre R. Lamond            Chairman of the Board     October 25,
-----------------------------------     of Directors                 1996
         PIERRE R. LAMOND

         /s/ John C. Lewis             Director                  October 25,
-----------------------------------                                  1996
           JOHN C. LEWIS

         /s/ T.J. Rodgers              Director                  October 25,
-----------------------------------                                  1996
           T.J. RODGERS