Form 10-K405/A
period 1996-09-30
VITESSE SEMICONDUCTOR CORP
filed 1996-12-20
CIK 880446

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or (15d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VITESSE SEMICONDUCTOR CORPORATION

Date: December 20, 1996                By:      /s/ EUGENE F. HOVANEC
                                           ----------------------------------
                                           Eugene F. Hovanec
                                           Vice President, Finance and
                                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the followng persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                           TITLE                    DATE
         ---------                           -----                    ----
  /s/ LOUIS R. TOMASETTA*      President and Chief Executive   December 20, 1996
---------------------------      Officer (Principal Executive
      Louis R. Tomasetta         Officer)

   /s/ EUGENE F. HOVANEC       Vice President, Finance and     December 20, 1996
---------------------------      Chief Financial Officer
       Eugene F. Hovanec         (Principal Financial and
                                 Accounting Officer)

    /s/ JAMES A. COLE*         Director                        December 20, 1996
---------------------------
        James A. Cole

   /s/ PIERRE R. LAMOND*       Chairman of the Board of        December 20, 1996
---------------------------      Directors
       Pierre R. Lamond

    /s/ JOHN C. LEWIS*         Director                        December 20, 1996
---------------------------
        John C. Lewis

     /s/ T.J. RODGERS*         Director                        December 20, 1996
---------------------------
         T.J. Rodgers

*By  /s/ EUGENE F. HOVANEC*
    -----------------------
         Eugene F. Hovanec