Form 10-Q
period 1996-12-31
VITESSE SEMICONDUCTOR CORP
filed 1997-02-14
CIK 880446

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                               DECEMBER 31, 1996
                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ...... TO ......

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



                           ------------------------


       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ]

     AS OF DECEMBER 31, 1996, THERE WERE 22,920,833 SHARES OF $0.01 PAR VALUE COMMON STOCK OUTSTANDING.



================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------


                                                            Page Number

PART I    FINANCIAL INFORMATION


  Item 1  Financial Statements:


          Balance Sheets as of December 31, 1996 and                2
          September 30, 1996


          Statements of Operations for the Three Months             3
          ended December 31, 1996, September 30, 1996, and December 31, 1995


          Statements of Cash Flows for the Three Months             4
          ended December 31, 1996 and December 31, 1995

          Notes to Financial Statements                             5


  Item 2  Management's Discussion and Analysis of                   6
          Financial Condition and Results of Operations


PART II   OTHER INFORMATION


  Item 6  Exhibits and Reports on Form 8-K                         14

                                    PART I
                             FINANCIAL INFORMATION
                       VITESSE SEMICONDUCTOR CORPORATION
                                 BALANCE SHEETS
                       (in thousands, except share data)


                                                              Dec. 31, 1996     Sept. 30, 1996
                                                              -------------     --------------
                                                                                  (Unaudited)
                                         ASSETS
Current assets:
 Cash and cash equivalents                                    $108,214             $ 52,436
 Short-term investments                                         64,883                  ---
 Trade accounts receivable, net                                 17,249               18,423
 Other receivables                                                 841                  196
 Inventories, net :
  Raw material                                                   1,988                1,678
  Work in process                                                5,425                5,436
  Finished goods                                                 2,712                2,845
                                                              --------             --------
                                                                10,125                9,959
 Prepaid expenses                                                1,197                  841
 Deferred tax asset                                              2,000                  ---
                                                              --------             --------
 Total current assets                                          204,509               81,855
                                                              --------             --------
Property and equipment, net                                     20,316               17,892
Long-term investment                                             1,764                  ---
Other assets                                                       766                  669
                                                              --------             --------
                                                              $227,355             $100,416
                                                              ========             ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of capital lease obligations            $    621             $    767
 Current installments of term loans                                168                  164
 Accounts payable                                                5,630                6,731
 Accrued expenses and other current liabilities                  5,410                3,728
 Deferred revenue                                                  500                  250
                                                              --------             --------
     Total current liabilities                                  12,329               11,640
                                                              --------             --------
Capital lease obligations, less current installments               ---                   91
Term loans, less current installments                              271                  315

Shareholders' equity:
 Common stock, $.01 par value.  Authorized 25,000,000
  shares; issued and outstanding 22,920,833 shares on
  Dec. 31, 1996, and 19,406,527 shares on Sept. 30, 1996           229                  194
 Additional paid-in capital                                    253,837              133,490
 Accumulated deficit                                           (39,311)             (45,314)
                                                              --------             --------
     Net shareholders' equity                                  214,755               88,370
                                                              --------             --------
                                                              $227,355             $100,416
                                                              ========             ========

                       VITESSE SEMICONDUCTOR CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (in thousands, except share and per share data)



                                                      Three Months Ended
                                       -------------------------------------------------
                                       Dec. 31, 1996    Dec. 31, 1995    Sept. 30, 1996
                                       --------------   --------------   ---------------
Revenues, net:
 Production                              $    20,406      $    12,067       $    17,804
 Development                                   1,426            1,955             1,318
                                         -----------      -----------       -----------
     Total revenues                           21,832           14,022            19,122
                                         -----------      -----------       -----------

Costs and expenses:
 Cost of revenues                              9,858            6,984             8,932
 Engineering, research & devel.                3,480            2,498             3,065
 Selling, general & admin.                     2,932            2,266             2,610
                                         -----------      -----------       -----------
     Total costs and expenses                 16,270           11,748            14,607
                                         -----------      -----------       -----------

Income from operations                         5,562            2,274             4,515

Other income (expense):
 Interest income                               1,199               27               597
 Interest expense                                (98)            (301)             (114)
 Other                                             7              (25)               21
                                         -----------      -----------       -----------
     Total other income (expense)              1,108             (299)              504
                                         -----------      -----------       -----------

Income before income taxes                     6,670            1,975             5,019
Income taxes                                     667              197               502
                                         -----------      -----------       -----------

Net income                               $     6,003      $     1,778       $     4,517
                                         ===========      ===========       ===========

Net income per share                     $      0.25      $      0.10       $      0.21
                                         ===========      ===========       ===========

Weighted average common &
 common equivalent shares
 outstanding                              23,870,582       17,607,158        21,754,559
                                         ===========      ===========       ===========

                       VITESSE SEMICONDUCTOR CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                    Three Months Ended
                                                              -------------------------------
                                                              Dec. 31, 1996    Dec. 31, 1995
                                                              --------------   --------------
Cash flows from operating activities:
Net income                                                         $  6,003          $ 1,778
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                        1,387            1,182
 Change in assets and liabilities:
  (Increase) decrease in:
   Receivables, net                                                     529            1,178
   Inventories                                                         (166)             171
   Prepaid expenses                                                    (356)            (125)
   Other assets                                                         (97)               3
  Increase (decrease) in:
   Accounts payable                                                  (1,101)             311
   Accrued expenses and other current liabilities                     1,682              693
   Deferred revenue                                                     250              393
                                                                   --------          -------
     Net cash provided by operating activities                        8,131            5,584
                                                                   --------          -------

Cash flows from investing activities:
 Short-term investments                                             (64,883)             ---
 Capital expenditures                                                (3,811)          (1,165)
 Long-term investment                                                (1,764)             ---
                                                                   --------          -------
     Net cash used in investing activities                          (70,458)          (1,165)
                                                                   --------          -------

Cash flows from financing activities:
 Principal payments under capital lease obligations                    (237)            (555)
 Principal payments under term loan                                     (40)            (279)
 Short-term borrowings (payments)                                       ---             (950)
 Proceeds from issuance of common stock, net                        118,382              296
                                                                   --------          -------
     Net cash provided by (used in) financing activities            118,105           (1,488)
                                                                   --------          -------

     Net increase in cash & cash equivalents                         55,778            2,931
Cash & cash equivalents at beginning of period                       52,436            6,315
                                                                   --------          -------
Cash & cash equivalents at end of period                           $108,214          $ 9,246
                                                                   ========          =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest                          $     28          $   301
                                                                   ========          =======

                       VITESSE SEMICONDUCTOR CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  GENERAL

   In management's opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. All amounts are unaudited except the September 30, 1996 balance sheet. This report should be read in conjunction with the audited financial
statements presented in the 1996 Annual Report.   Footnotes and other
disclosures which would substantially duplicate the disclosures in the Company's audited financial statements for fiscal year 1996 contained in the Annual Report have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.


NOTE 2.  COMPLETION OF PUBLIC OFFERING

  During the quarter ended December 31, 1996, the Company completed a public offering of 3,450,000 shares of Common Stock at a price to the public of $36 per share which resulted in net proceeds before expenses of $118,611,000. For complete information regarding this offering, please see the Company's Prospectus dated November 13, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

RESULTS OF OPERATIONS

   Revenues

   Total revenues in the first quarter of fiscal 1997 were $21,832,000, a 56% increase over the $14,022,000 recorded in the first quarter of fiscal 1996. The increase in total revenues was due to a 69% increase in production revenues as a result of growth of shipments to customers in the telecommunications and ATE markets. Development revenues in the first quarter of fiscal 1997 were $1,426,000 compared to $1,955,000 in the first quarter of fiscal 1996. Fluctuations in development revenues from quarter to quarter are typically due to the variability in the timing of design wins and development milestones.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the first quarter of fiscal 1997 was 46.7% compared to 49.8% in the first quarter of fiscal 1996.
The decrease in cost of revenues as a percentage of total revenues resulted from increased manufacturing yields as well as a reduction in per unit costs associated with increased production.

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

   Engineering, Research and Development Costs

   Engineering, research and development expenses were $3,480,000 in the first quarter of fiscal 1997 compared to $2,498,000 in the first quarter of fiscal 1996. The increase was principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs decreased to 16% in the first quarter of 1997 from 18% in the first quarter of 1996. This decrease was a result of the Company's revenues growing faster than engineering, research and development costs. The Company's engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $2,932,000 in the first quarter of fiscal 1997 compared to $2,266,000 in the first quarter of fiscal 1996. This increase was due to increased headcount and higher commissions resulting from increased sales. As a percentage of total revenues, however, SG&A expenses declined to 13% in the first quarter of fiscal 1997 from 16% in the first quarter of fiscal 1996 as a result of the Company's revenues growing faster than SG&A expenses.

   Interest Income

   Interest income increased to $1,199,000 in the first quarter of fiscal 1997 from $27,000 in the first quarter of fiscal 1996. This was due to a higher average cash balance in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996, primarily due to the proceeds from two public offerings which were completed in March 1996 and November 1996, respectively.

   Interest Expense

   Interest expense decreased to $98,000 in the first quarter of fiscal 1997 from $301,000 in the first quarter of fiscal 1996. This decrease was the result of a decrease in the Company's average debt balance, primarily due to an accelerated repayment of certain debt following the Company's public offering in March 1996.

   Income Taxes

   The Company recorded a provision for income taxes in the amount of $667,000 in the first quarter of fiscal 1997 and $197,000 in the first quarter of fiscal 1996 principally for the federal alternative minimum taxes, state income taxes, and taxes due to foreign jurisdictions, in light of the Company's existing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

   The Company generated $8,131,000 and $5,584,000 from operating activities in the first quarter of 1997 and 1996, respectively. The increase in operating cash flow was principally due to an improvement in profitability.

   Investing Activities

   Capital expenditures, principally for manufacturing and test equipment, were $3,811,000 in the first quarter of 1997 compared to $1,165,000 in the first quarter of 1996. The Company intends to continue investing in manufacturing, test and engineering equipment and currently expects to spend an additional $8 to $10 million for capital expenditures in fiscal 1997, which the Company intends to finance with working capital.

   Financing Activities

   In the first quarter of fiscal 1997, the Company generated $118,105,000 in financing activities. Net proceeds from the issuance of common stock was $118,382,000, offset by $277,000 in payments on debt obligations.

   The Company has a revolving line of credit agreement with a bank, which expires on January 5, 1998. The maximum amount available under the revolving line of credit is $12,500,000. The interest rate on borrowings under this revolving line of credit is equal to the bank's prime rate. As of December 31, 1996, there were no borrowings outstanding under this agreement.

   Management believes that the Company's cash flow from operations and revolving line of credit agreement are adequate to finance its planned growth and operating needs for the next 12 months. The Company believes it can meet its wafer fabrication needs through fiscal 1998 at its Camarillo facility assuming that the Company successfully completes planned substantial incremental increases in production capacity at the facility. The Company is currently in the process of constructing a new wafer fabrication facility. The Company estimates that the cost of the new wafer fabrication facility in Colorado Springs, Colorado (the "Facility"), will be at least $70 million, of which approximately $25 million relates to the purchase of land and the construction of the building and $45 million relates to capital equipment purchases. The Company has recently entered into a synthetic lease transaction pursuant to a Master Lease Agreement (the "Lease") providing for the financing of $27.5 million for the acquisition and construction of the new facility, as well as the acquisition of certain capital equipment. The Lease will be an operating lease for accounting purposes, but a conditional sale for Federal tax purposes. The obligations of the Company are secured by the Company's interest in the Facility.

The Company's obligations are also secured by cash collateral in an amount equal to 84% of all amounts advanced by the lessor under the lease for the acquisition and construction of the Facility (the "Lease Balance"). The Lease requires that all interest earned by the Company on the cash collateral be paid to the lessor to satisfy a portion of the Company's rental obligation. The Lease also requires monthly payments calculated on a payment date by multiplying 16% of the then amount advanced by the lessor times a rate equal to the three-month Eurodollar Rate plus a spread of 1.75%. The Company is responsible for all costs of ownership and operation of the Facility, and has guaranteed certain obligations of the lessor until such time as all of the Company's obligations under the Lease are performed. The Lease provides the Company with the option at the end of the lease term of either acquiring the Facility for a price equal to outstanding advances made by the lessor, or arranging for the Facility to be acquired by a third party. The Company is contingently liable at the end of the lease term to the extent the lessor is not able to realize 84% of the Lease Balance upon sale or other disposition of the Facility. Under the Lease, the Company will be required to meet certain financial and other covenants, including a restriction on the payment of cash dividends to its shareholders. If certain financial covenants are not maintained, the Company must provide additional cash collateral equal to 16% of the Lease Balance.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

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

MANUFACTURING CAPACITY LIMITATIONS; NEW PRODUCTION FACILITY

   The Company currently manufactures all of its ICs at its four-inch wafer fabrication facility located in Camarillo, California. The Company believes that this facility should be able to satisfy its production needs through the end of fiscal 1998, assuming that the Company successfully completes planned substantial incremental increases in production capacity at the facility through such date. The Company plans to expend up to $10 million for the purchase of equipment relating to this expansion. In addition to the purchase of equipment, the Company will be required to successfully hire, train and manage additional production personnel in order to successfully increase its production capacity in accordance with its time schedule. In the event the Company's expansion plans were not implemented on a timely basis for any reason, the Company could be subject to production capacity constraints. Such constraints could have a material adverse effect on the Company's business, operating results or financial condition.

   The Company is currently in the process of constructing a new six-inch wafer fabrication facility in Colorado Springs, Colorado, to supplement its existing facility in Camarillo. As planned, the facility will initially include a 10,000 square foot Class 1 clean room with the capability for future expansion to 15,000 square feet. The Company has initiated construction of the new facility and plans to complete the physical plant during the fourth quarter of fiscal 1997. Following the completion of the physical plant, the Company must install equipment and perform necessary testing prior to commencing commercial production at the facility, a process which the Company anticipates will take at least nine months. Accordingly, the Company believes the new facility will not begin commercial production prior to the fourth quarter of fiscal 1998. The Company estimates that the cost of the new wafer fabrication facility will be at least $70 million, of which approximately $25 million relates to the purchase of land and construction of the building and approximately $45 million relates to capital equipment purchases. In the event the Company were to decide to expand the Class 1 clean room in the future, substantial additional expenditures would be required.

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

COMPETITION

   The high-performance semiconductor market is highly competitive and subject to rapid technological change, price erosion and heightened international competition. The telecommunications, data communications and ATE industries, which are the primary target markets for the Company, are also becoming intensely competitive because of deregulation and heightened international competition, among other factors. In the telecommunications market, the Company currently competes primarily against other GaAs-based companies such as Triquint Semiconductor and the GaAs fabrication operations of system companies such as Rockwell. In the data communications and the ATE markets, the Company competes primarily against silicon ECL and BiCMOS products offered principally by semiconductor manufacturers such as Fujitsu, Hewlett Packard, Motorola, National Semiconductor and Texas Instruments and bipolar silicon IC manufacturers such as Applied Micro Circuits Corporation and Synergy Semiconductor Corporation. Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, in lower-frequency applications, the Company faces increasing competition from CMOS-based products, particularly as the performance of such products continues to improve.

   Competition in the Company's markets for high-performance ICs is primarily based on price/performance, product quality and the ability to deliver products in a timely fashion. Some prospective customers may be reluctant to adopt Vitesse's products because of perceived risks relating to GaAs technology. In addition, product qualification is typically a lengthy process and certain prospective customers may be unwilling to invest the time or incur the costs necessary to qualify suppliers such as the Company. Prospective customers may also have concerns about the relative speed, complexity and power advantages of the Company's products compared to more familiar ECL of BiCMOS semiconductors or about the risks associated with relying on a relatively small company for a critical sole-sourced component.

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

ENVIRONMENTAL REGULATIONS

   The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines on the Company, the suspension of production or a cessation of operations. In addition, such regulations could restrict the Company's ability to expand its facilities at its present location or could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations or to clean up prior discharges.

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

DEPENDENCE ON KEY PERSONNEL

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

                                    PART II
                               OTHER INFORMATION



ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K

   (a) EXHIBITS

       None

   (b) REPORTS ON FORM 8-K

       On November 6, 1996, the Company filed a Form 8-K related to a synthetic lease transaction for the construction of a new wafer fabrication facility.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           VITESSE SEMICONDUCTOR CORPORATION


                           By:  /s/   Eugene F. Hovanec
                                ------------------------------
                                 Eugene F. Hovanec
                                 Vice President, Finance and
                                 Chief Financial Officer