Form 10-Q
period 1997-03-31
VITESSE SEMICONDUCTOR CORP
filed 1997-05-13
CIK 880446

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED
                                MARCH 31, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM         TO
                                              ---------  ---------

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

                            ---------------------------


       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [x] NO [_]

       AS OF MARCH 31, 1997, THERE WERE 34,902,687 SHARES OF $0.01 PAR VALUE COMMON STOCK OUTSTANDING.


================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION


                               TABLE OF CONTENTS
                               -----------------


                                                                 Page Number

PART I         FINANCIAL INFORMATION

   Item 1      Financial Statements:

               Balance Sheets as of March 31, 1997 and                2
               September 30, 1996

               Statements of Operations for the Three Months          3
               ended March 31, 1997, March 31, 1996,
               and December 31, 1996, and the Six Months ended March 31, 1997 and March 31, 1996.

               Statements of Cash Flows for the Six Months            4
               ended March 31, 1997 and March 31, 1996

               Notes to Financial Statements                          5

   Item 2      Management's Discussion and Analysis of                6
               Financial Condition and Results of Operations

PART II        OTHER INFORMATION

   Item 4      Submission of Matters to a Vote of Security Holders   15

   Item 6      Exhibits and Reports on Form 8-K                      15

                                    PART I
                             FINANCIAL INFORMATION

                       VITESSE SEMICONDUCTOR CORPORATION
                                BALANCE SHEETS
                       (in thousands, except share data)

                                                           Mar. 31, 1997  Sept. 30, 1996
                                                           -------------  --------------
                                                            (Unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                    $112,232     $ 52,436
 Short-term investments                                         65,371          ---
 Trade accounts receivable, net                                 18,639       18,423
 Other receivables                                                 134          196
 Inventories, net:
  Raw material                                                   1,797        1,678
  Work in process                                                5,685        5,436
  Finished goods                                                 2,752        2,845
                                                              --------     --------
                                                                10,234        9,959
 Prepaid expenses                                                1,076          841
 Deferred tax asset                                              4,000          ---
                                                              --------     --------
 Total current assets                                          211,686       81,855
                                                              --------     --------
Property and equipment, net                                     23,457       17,892
Long-term investment                                             6,300          ---
Other assets                                                       747          669
                                                              --------     --------
                                                              $242,190     $100,416
                                                              ========     ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of capital lease obligations            $    428     $    767
 Current installments of term loans                                172          164
 Accounts payable                                                6,917        6,731
 Accrued expenses and other current liabilities                  7,166        3,728
 Deferred revenue                                                  530          250
                                                              --------     --------
     Total current liabilities                                  15,213       11,640
                                                              --------     --------
Capital lease obligations, less current installments               ---           91
Term loans, less current installments                              226          315
Shareholders' equity:
 Common stock, $.01 par value.  Authorized 50,000,000
  shares; issued and outstanding 34,902,687 shares on
  Mar. 31, 1997, and 29,109,791 shares on Sept. 30, 1996           349          291
 Additional paid-in capital                                    257,931      133,393
 Accumulated deficit                                           (31,529)     (45,314)
                                                              --------     --------
     Net shareholders' equity                                  226,751       88,370
                                                              --------     --------
                                                              $242,190     $100,416
                                                              ========     ========

                       VITESSE SEMICONDUCTOR CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (in thousands, except share and per share data)


                                                    Three Months Ended                       Six Months Ended
                                       ---------------------------------------------   -----------------------------
                                       Mar 31, 1997    Mar 31, 1996    Dec 31, 1996    Mar 31, 1997    Mar 31, 1996
                                       -------------   -------------   -------------   -------------   -------------
Revenues, net:
 Production                             $    23,303     $    14,021     $    20,406     $    43,709     $    26,088
 Development                                  1,259           1,607           1,426           2,685           3,562
                                        -----------     -----------     -----------     -----------     -----------
  Total revenues                             24,562          15,628          21,832          46,394          29,650
                                        -----------     -----------     -----------     -----------     -----------
Costs and expenses:
 Cost of revenues                            10,833           7,616           9,858          20,691          14,600
 Engineering, research and devel.             3,914           2,658           3,480           7,394           5,156
 Selling, general and admin.                  3,273           2,406           2,932           6,205           4,672
                                        -----------     -----------     -----------     -----------     -----------
  Total costs and expenses                   18,020          12,680          16,270          34,290          24,428
                                        -----------     -----------     -----------     -----------     -----------
Income from operations                        6,542           2,948           5,562          12,104           5,222
Other income (expense):
 Interest income                              2,222             119           1,199           3,421             146
 Interest expense                               (36)           (250)            (98)           (134)           (551)
 Other                                          (83)             30               7             (76)              5
                                        -----------     -----------     -----------     -----------     -----------
  Total other income (expense)                2,103             101           1,108           3,211             400
                                        -----------     -----------     -----------     -----------     -----------
Income before income taxes                    8,645           2,847           6,670          15,315           4,822
Income taxes                                    863             285             667           1,530             482
                                        -----------     -----------     -----------     -----------     -----------
Net income                              $     7,782     $     2,562     $     6,003     $    13,785     $     4,340
                                        ===========     ===========     ===========     ===========     ===========

Net income per share                    $      0.20     $      0.09     $      0.17     $      0.37     $      0.16
                                        ===========     ===========     ===========     ===========     ===========

Weighted average common and
 common equivalent shares
 outstanding                             38,472,727      28,153,190      35,805,873      36,923,609      27,632,349
                                        ===========     ===========     ===========     ===========     ===========

                       VITESSE SEMICONDUCTOR CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                Six Months Ended
                                                         -------------------------------
                                                         Mar. 31, 1997    Mar. 31, 1996
                                                         --------------   --------------
Cash flows from operating activities:
Net income                                                    $ 13,785          $ 4,340
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                   2,893            2,400
 Change in assets and liabilities:
  (Increase) decrease in:
   Receivables, net                                               (154)            (426)
   Inventories                                                    (275)             194
   Prepaid expenses                                               (235)            (273)
   Other assets                                                    (78)               4
  Increase (decrease) in:
   Accounts payable                                                186              977
   Accrued expenses and other current liabilities                3,438            1,093
   Deferred revenue                                                280              (20)
                                                              --------          -------
     Net cash provided by operating activities                  19,840            8,289
                                                              --------          -------

Cash flows from investing activities:
 Short-term investments                                        (65,371)             ---
 Capital expenditures                                           (8,458)          (3,350)
 Long-term investment                                           (6,300)             ---
                                                              --------          -------
     Net cash used in investing activities                     (80,129)          (3,350)
                                                              --------          -------

Cash flows from financing activities:
 Principal payments under capital lease obligations               (430)          (1,475)
 Principal payments under term loan                                (81)          (2,456)
 Short-term borrowings (payments)                                  ---           (2,950)
 Proceeds from issuance of common stock, net                   120,596           41,468
                                                              --------          -------
     Net cash provided by financing activities                 120,085           34,587
                                                              --------          -------

     Net increase in cash & cash equivalents                    59,796           39,526
Cash & cash equivalents at beginning of period                  52,436            6,315
                                                              --------          -------
Cash & cash equivalents at end of period                      $112,232          $45,841
                                                              ========          =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                    $     36          $   413
                                                              ========          =======
  Income Taxes                                                $     56          $    76
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


NOTE 3.  STOCK SPLIT

   On January 28, 1997, the Board of Directors approved a 3 for 2 stock split of the Company's Common Stock that was effected on February 28, 1997. All references to the number of common shares, weighted average number of common shares and per share data for all periods presented have been adjusted to reflect the stock split.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS

   Revenues

   Total revenues in the second quarter of fiscal 1997 were $24,562,000, a 57% increase over the $15,628,000 recorded in the second quarter of fiscal 1996 and a 13% increase over the $21,832,000 recorded in the prior quarter. For the six months ended March 31, 1997, total revenues were $46,394,000, a 56% increase over the $29,650,000 recorded in the six months ended March 31, 1996. The increase in total revenues in the second quarter of 1997 and in the six months ended March 31, 1997 was due to an increase in production revenues as a result of increased shipments to customers in the telecommunications and automatic test equipment markets. Production revenues for the second quarter of 1997 were $23,303,000, a 66% increase over the $14,021,000 recorded in the second quarter of fiscal 1996 and a 14% increase over the $20,406,000 recorded in the prior quarter. For the six months ended March 31, 1997, production revenues were $43,709,000, a 68% increase over the $26,088,000 recorded in the six months ended March 31, 1996.

   Development revenues in the second quarter of fiscal 1997 were $1,259,000 compared to $1,607,000 in the second quarter of fiscal 1996 and $1,426,000 in the prior quarter. For the six months ended March 31, 1997, development revenues were $2,685,000 compared to $3,562,000 in the comparable period a year ago. Fluctuations in development revenues from quarter to quarter are typically due to the variability in the timing of design wins and development milestones.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the second quarter of fiscal 1997 was 44.1% compared to 48.7% in the second quarter of fiscal 1996 and 45.2% in the prior quarter. For the six months ended March 31, 1997 and 1996, cost of revenues as a percentage of total revenues was 44.6% and 49.2%, respectively. The decrease in cost of revenues as a percentage of total revenues was due to a reduction in per unit costs associated with increased production, as well as an improvement in manufacturing yields.

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

   Engineering, Research and Development Costs

   Engineering, research and development expenses were $3,914,000 in the second quarter of fiscal 1997 compared to $2,658,000 in the second quarter of fiscal 1996 and $3,480,000 in the prior quarter. For the six months ended March 31, 1997, engineering, research and development costs were $7,394,000 compared to $5,156,000 in the six months ended March 31, 1996. The increases in engineering, research and development costs were principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs decreased to 16% in the second quarter of 1997 from 17% in the second quarter of 1996 and was unchanged from the prior quarter. For the six months ended March 31, 1997, engineering, research and development costs as a percentage of total revenues decreased to 16% from 17% in the comparable period a year ago. These decreases were the result of the Company's revenues growing faster than engineering, research and development costs. The Company's engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $3,273,000 in the second quarter of 1997, compared to $2,406,000 in the second quarter of 1996 and $2,932,000 in the prior quarter. For the six months ended March 31, 1997, SG&A expenses were $6,205,000 compared to $4,672,000 in the same period in 1996. The increase in SG&A expenses was due to increased headcount, salary increases, higher commissions resulting from increased sales, and increased advertising.
As a percentage of total revenues, SG&A expenses decreased to 13% in the second quarter of 1997 from 15% in the second quarter of 1996 and was unchanged from the prior quarter. For the six months ended March 31, 1997, SG&A expenses as a percentage of total revenues decreased to 13% from 16% in the comparable period a year ago. These decreases were the result of the Company's revenues growing faster than SG&A expenses.

   Interest Income

   Interest income increased to $2,222,000 in the second quarter of fiscal 1997 from $119,000 in the second quarter of 1996 and $1,199,000 in the prior quarter. For the six months ended March 31, 1997, interest income increased to $3,421,000 from $146,000 in the comparable period a year ago. These increases were the result of a higher average cash balance in the second quarter of fiscal 1997 as compared to the prior periods, primarily due to the proceeds from two public offerings which were completed in March 1996 and November 1996, respectively.

   Interest Expense

   Interest expense decreased to $36,000 in the second quarter of fiscal 1997 from $250,000 in the second quarter of fiscal 1996 and $98,000 in the prior quarter. For the six months ended March 31, 1997, interest expense declined to $134,000 from $551,000 in the comparable period a year ago. These decreases were caused by a decrease in the Company's average debt balance, primarily due to an accelerated repayment of certain debt following the Company's public offering in March 1996.

   Income Taxes

   The Company recorded a provision for income taxes in the amount of $863,000 in the second quarter of fiscal 1997 and $285,000 in the second quarter of fiscal 1996 principally for federal alternative minimum taxes, state income taxes, and taxes due to foreign jurisdictions, in light of the Company's existing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

   The Company generated $19,840,000 and $8,289,000 from operating activities in the six month periods ended March 31,1997 and 1996, respectively. The increase in operating cash flow was principally due to an improvement in profitability.

   Investing Activities

   Capital expenditures, principally for manufacturing and test equipment, were $8,458,000 in the six month period ended March 31, 1997 compared to $3,350,000 in the six month period ended March 31, 1996. The Company intends to continue investing in manufacturing, test and engineering equipment and currently expects to spend an additional $7 to $10 million for capital expenditures at its Camarillo facility and an additional $20 to $25 million for its Colorado Springs facility in fiscal 1997, which the Company intends to finance with working capital.

   Financing Activities

   In the six month period ended March 31, 1997, the Company generated $120,085,000 in financing activities. Net proceeds from the issuance of common stock, principally through a public offering completed in November 1996, was $120,596,000, offset by $511,000 in payments on debt obligations.

   The Company has a revolving line of credit agreement with a bank, which expires on January 5, 1998. The maximum amount available under the revolving line of credit is $12,500,000. The interest rate on borrowings under this revolving line of credit is equal to the bank's prime rate. As of March 31, 1997, there were no borrowings outstanding under this agreement.

   Management believes that the Company's cash flow from operations and revolving line of credit agreement are adequate to finance its planned growth and operating needs for the next 12 months. The Company believes it can meet its wafer fabrication needs through fiscal 1998 at its Camarillo facility assuming that the Company successfully completes planned substantial incremental increases in production capacity at the facility. The Company is currently in the process of constructing a new wafer fabrication facility. The Company estimates that the cost of the new wafer fabrication facility in Colorado Springs, Colorado (the "Facility"), will be at least $70 million, of which approximately $25 million relates to the purchase of land and the construction of the building and $45 million relates to capital equipment purchases. In October 1996, the Company entered into a synthetic lease transaction pursuant to a Master Lease Agreement (the "Lease") providing for the financing of $27.5 million for the acquisition and construction of the new facility, as well as the acquisition of certain capital equipment. The Lease is an operating lease for accounting purposes, but a conditional sale for Federal tax purposes. The obligations of the Company are secured by the Company's interest in the Facility. The Company's obligations are also secured by cash collateral in an amount equal to 84% of all amounts advanced by the lessor under the lease for the acquisition and construction of the Facility (the "Lease Balance"). The Lease requires that all interest earned by the Company on the cash collateral be paid to the lessor to satisfy a portion of the Company's rental obligation. The Lease also requires monthly payments calculated on a payment date by multiplying 16% of the then amount advanced by the lessor times a rate equal to the three-month Eurodollar Rate plus a spread of 1.75%. The Company is responsible for all costs of ownership and operation of the Facility, and has guaranteed certain obligations of the lessor until such time as all of the Company's obligations under the Lease are performed. The Lease provides the Company with the option at the end of the lease term of either acquiring the Facility for a price equal to outstanding advances made by the lessor, or arranging for the Facility to be acquired by a third party. The Company is contingently liable at the end of the lease term to the extent the lessor is not able to realize 84% of the Lease Balance upon sale or other disposition of the Facility. Under the Lease, the Company is required to meet certain financial and other covenants, including a restriction on the payment of cash dividends to its shareholders. If certain financial covenants are not maintained, the Company must provide additional cash collateral equal to 16% of the Lease Balance.


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

   The successful operation of the new wafer fabrication facility, if completed, as well as the Company's overall production operations, will also be subject to numerous risks. The Company has no prior experience with the operation of equipment or the processes involved in producing finished six-inch wafers, which differ significantly from those involved in the production of four-inch wafers. The Company will be required to hire, train and manage production personnel successfully in order to effectively operate the new facility. The Company does not have excess production capacity at its Camarillo facility to offset any failure of the new facility to meet planned production goals. As a result of these and other factors, the failure of the Company to successfully operate the new wafer fabrication facility could have a material adverse effect on its
business, operating results or financial condition.   The Company will also have
to effectively coordinate and manage the Colorado Springs and Camarillo facilities to successfully meet its overall production goals. The Company has no experience in coordinating and managing full scale production facilities which are located at different sites. The failure to successfully coordinate and manage the two sites could adversely affect the Company's overall production and could have a material adverse effect on its business, operating results or financial condition.

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

                                    PART II
                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 28, 1997, the Company held its regular Annual Meeting of Stockholders. The purpose of the meeting was to elect Directors to serve for the ensuing year, to approve a proposal to amend the Company's Restated Certificate of Incorporation to authorize an increase in the authorized shares of the Company's Common Stock from 25,000,000 to 50,000,000, and to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the 1997 fiscal year. The following individuals were elected to serve as Directors for the ensuing year:

             Name               Age               Principal Occupation
             ----               ---               --------------------
      Pierre R. Lamond          67       General Partner of Sequoia Capital and Chairman
                                         of the Board of Directors of the Company
      James A. Cole             54       General Partner of Spectra Enterprise Associates
      John C. Lewis             61       Chief Executive Officer and Chairman of Amdahl
                                         Corporation
      Thurman J. Rodgers        48       President and Chief Executive Officer of Cypress
                                         Semiconductor Corporation
      Louis R. Tomasetta        48       President, Chief Executive Officer and Director of
                                         the Company

Additionally, the following items were voted upon and approved by the shareholders:


                                                                         Against or            Votes
                                                         Votes for        Withheld           Abstained
                                                         ---------        --------           ---------
Amendment of the Company's Restated
Certificate of Incorporation to increase
the number of authorized shares from
25,000,000 to 50,000,000                                18,955,689         743,190             228,021

Ratification of appointment of KPMG
Peat Marwick LLP as independent auditors
for the fiscal year ending September 30, 1997           19,822,434          11,122              93,344

ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K

     (a) EXHIBITS

         Exhibit 27 Financial Data Schedule.

     (b) REPORTS ON FORM 8-K

         None.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           VITESSE SEMICONDUCTOR CORPORATION


                           By:  /s/ Eugene F. Hovanec
                                ---------------------
                                    Eugene F. Hovanec
                                    Vice President, Finance and
                                    Chief Financial Officer