Form 10-Q
period 1997-06-30
VITESSE SEMICONDUCTOR CORP
filed 1997-08-12
CIK 880446

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1997

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                            _____________________


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:  YES  ( X )  NO  (   ).

     AS OF JUNE 30, 1997, THERE WERE 35,346,804 SHARES OF $0.01 PAR VALUE COMMON STOCK OUTSTANDING.

================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                                                       Page Number
PART I       FINANCIAL INFORMATION


   Item 1    Financial Statements:

             Balance Sheets as of June 30, 1997 and                          2
             September 30, 1996

             Statements of Operations for the Three Months                   3
             ended June 30, 1997, June 30, 1996,
             and March 31, 1997, and the Nine Months
             ended June 30, 1997 and June 30, 1996.

             Statements of Cash Flows for the Nine Months                    4
             ended June 30, 1997 and June 30, 1996

             Notes to Financial Statements                                   5

   Item 2    Management's Discussion and Analysis of                         6
             Financial Condition and Results of Operations

PART II      OTHER INFORMATION

   Item 6    Exhibits and Reports on Form 8-K                               15

                                    PART I
                             FINANCIAL INFORMATION

                       VITESSE SEMICONDUCTOR CORPORATION
                                BALANCE SHEETS
                       (in thousands, except share data)

                                                                             June 30, 1997      Sept. 30, 1996
                                                                             -------------      --------------
                                                                             (Unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                  $  127,801         $  52,436
  Short-term investments                                                         47,777               ---
  Trade accounts receivable, net                                                 19,567            18,423
  Other receivables                                                                 123               196
  Inventories, net:
    Raw material                                                                  2,150             1,678
    Work in process                                                               5,860             5,436
    Finished goods                                                                2,977             2,845
                                                                             ----------         ---------
                                                                                 10,987             9,959

  Prepaid expenses                                                                  963               841
  Deferred tax asset                                                              4,000               ---
                                                                             ----------         ---------
  Total current assets                                                          211,218            81,855
                                                                             ----------         ---------
Property and equipment, net                                                      30,464            17,892
Long-term investment                                                             16,800               ---
Other assets                                                                        627               669
                                                                             ----------         ---------
                                                                             $  259,109         $ 100,416
                                                                             ==========         =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of capital lease obligations                          $      263         $     767
  Current installments of term loans                                                172               164
  Accounts payable                                                               11,821             6,731
  Accrued expenses and other current liabilities                                  8,710             3,728
  Deferred revenue                                                                  500               250
                                                                             ----------         ---------
       Total current liabilities                                                 21,466            11,640
                                                                             ----------         ---------

Capital lease obligations, less current installments                                ---                91
Term loans, less current installments                                               184               315
Shareholders' equity:
  Common stock, $.01 par value.  Authorized 50,000,000
   shares; issued and outstanding 35,346,804 shares on
   June 30, 1997, and 29,109,791 shares on Sept. 30, 1996                           353               291
  Additional paid-in capital                                                    259,680           133,393
  Accumulated deficit                                                           (22,574)          (45,314)
                                                                             ----------         ---------
       Net shareholders' equity                                                 237,459            88,370
                                                                             ----------         ---------
                                                                             $  259,109         $ 100,416
                                                                             ==========         =========

                       VITESSE SEMICONDUCTOR CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (in thousands, except share and per share data)

                                                   Three Months Ended                      Nine Months Ended
                                     ----------------------------------------------  ------------------------------
                                     June 30, 1997   June 30, 1996   Mar. 31, 1997   June 30, 1997   June 30, 1996
                                     --------------  --------------  --------------  --------------  --------------
Revenues, net:
 Production                            $    25,888     $    15,599     $    23,303     $    69,597     $    41,687
 Development                                 1,719           1,675           1,259           4,404           5,237
                                       -----------     -----------     -----------     -----------     -----------
  Total revenues                            27,607          17,274          24,562          74,001          46,924
                                       -----------     -----------     -----------     -----------     -----------
Costs and expenses:
 Cost of revenues                           11,875           8,260          10,833          32,566          22,860
 Engineering, research and devel.            4,427           2,824           3,914          11,821           7,980
 Selling, general and admin.                 3,684           2,495           3,273           9,889           7,167
                                       -----------     -----------     -----------     -----------     -----------
  Total costs and expenses                  19,986          13,579          18,020          54,276          38,007
                                       -----------     -----------     -----------     -----------     -----------
Income from operations                       7,621           3,695           6,542          19,725           8,917
Other income (expense):
 Interest income                             2,358             621           2,222           5,779             767
 Interest expense                              (19)           (107)            (36)           (153)           (658)
 Other                                         (10)            ---             (83)            (86)              5
                                       -----------     -----------     -----------     -----------     -----------
  Total other income                         2,329             514           2,103           5,540             114
                                       -----------     -----------     -----------     -----------     -----------
Income before income taxes                   9,950           4,209           8,645          25,265           9,031
Income taxes                                   995             421             863           2,525             903
                                       -----------     -----------     -----------     -----------     -----------
Net income                             $     8,955     $     3,788     $     7,782     $    22,740     $     8,128
                                       ===========     ===========     ===========     ===========     ===========

Net income per share                   $      0.23     $      0.12     $      0.20     $      0.60     $      0.28
                                       ===========     ===========     ===========     ===========     ===========

Weighted average common and
 common equivalent shares
 outstanding                            38,702,662      32,107,166      38,472,727      37,590,214      28,987,581
                                       ===========     ===========     ===========     ===========     ===========

                       VITESSE SEMICONDUCTOR CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)


                                                                 Nine Months Ended
                                                       ---------------------------------
                                                         June 30, 1997     June 30, 1996
                                                       ------------------  --------------
Cash flows from operating activities:
Net income                                                      $ 22,740         $ 8,128
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                     4,734           3,695
 Change in assets and liabilities:
  (Increase) decrease in:
   Receivables, net                                               (1,071)         (2,705)
   Inventories                                                    (1,028)             34
   Prepaid expenses                                                 (122)           (233)
   Other assets                                                       42             119
  Increase (decrease) in:
   Accounts payable                                                5,090             330
   Accrued expenses and other current liabilities                  4,982           1,290
   Deferred revenue                                                  250             (20)
                                                                --------         -------
    Net cash provided by operating activities                     35,617          10,638
                                                                --------         -------

Cash flows from investing activities:
 Short-term investments                                          (47,777)            ---
 Capital expenditures                                            (17,306)         (5,253)
 Long-term investment                                            (16,800)            ---
                                                                --------         -------
    Net cash used in investing activities                        (81,883)         (5,253)
                                                                --------         -------

Cash flows from financing activities:
 Principal payments under capital lease obligations                 (595)         (4,441)
 Principal payments under term loan                                 (123)         (2,494)
 Payments under short-term borrowings                                ---          (2,950)
 Proceeds from issuance of common stock, net                     122,349          48,378
                                                                --------         -------
    Net cash provided by financing activities                    121,631          38,493
                                                                --------         -------

    Net increase in cash & cash equivalents                       75,365          43,878
Cash & cash equivalents at beginning of period                    52,436           6,315
                                                                --------         -------
Cash & cash equivalents at end of period                        $127,801         $50,193
                                                                ========         =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                      $    153         $   520
                                                                ========         =======
  Income Taxes                                                  $     81         $   198
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

RESULTS OF OPERATIONS

   Revenues

   Total revenues in the third quarter of fiscal 1997 were $27,607,000, a 60% increase over the $17,274,000 recorded in the third quarter of fiscal 1996 and a 12% increase over the $24,562,000 recorded in the prior quarter. For the nine months ended June 30, 1997, total revenues were $74,001,000, a 58% increase over the $46,924,000 recorded in the nine months ended June 30, 1996. The increase in total revenues in the third quarter of 1997 and in the nine months ended June 30, 1997 was due to an increase in production revenues as a result of increased shipments to customers in the communications and automatic test equipment markets. Production revenues for the third quarter of 1997 were $25,888,000, a 66% increase over the $15,599,000 recorded in the third quarter of fiscal 1996 and a 11% increase over the $23,303,000 recorded in the prior quarter. For the nine months ended June 30, 1997, production revenues were $69,597,000, a 67% increase over the $41,687,000 recorded in the nine months ended June 30, 1996.

   Development revenues in the third quarter of fiscal 1997 were $1,719,000 compared to $1,675,000 in the third quarter of fiscal 1996 and $1,259,000 in the prior quarter. For the nine months ended June 30, 1997, development revenues were $4,404,000 compared to $5,237,000 in the comparable period a year ago. Fluctuations in development revenues from quarter to quarter are typically due to the variability in the timing of design wins and development milestones.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the third quarter of fiscal 1997 was 43.0% compared to 47.8% in the third quarter of fiscal 1996 and 44.1% in the prior quarter. For the nine months ended June 30, 1997 and 1996, cost of revenues as a percentage of total revenues was 44.0% and 48.7%, respectively. The decrease in cost of revenues as a percentage of total revenues was due to a reduction in per unit costs associated with increased production, as well as an improvement in manufacturing yields.

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

   Engineering, Research and Development Costs

   Engineering, research and development expenses were $4,427,000 in the third quarter of fiscal 1997 compared to $2,824,000 in the third quarter of fiscal 1996 and $3,914,000 in the prior quarter. For the nine months ended June 30, 1997, engineering, research and development costs were $11,821,000 compared to $7,980,000 in the nine months ended June 30, 1996. The increases in engineering, research and development costs were principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs were relatively constant at 16% in the third quarters of 1997 and 1996, and in the prior quarter. For the nine months ended June 30, 1997, engineering, research and development costs as a percentage of total revenues decreased to 16% from 17% in the comparable period a year ago. This decrease was the result of the Company's revenues growing faster than engineering, research and development costs. The Company's engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $3,684,000 in the third quarter of 1997, compared to $2,495,000 in the third quarter of 1996 and $3,273,000 in the prior quarter. For the nine months ended June 30, 1997, SG&A expenses were $9,889,000 compared to $7,167,000 in the same period in 1996. The increase in SG&A expenses was due to increased headcount, salary increases, and higher commissions resulting from increased sales. As a percentage of total revenues, SG&A expenses decreased to 13% in the third quarter of 1997 from 14% in the third quarter of 1996 and was unchanged from the prior quarter. For the nine months ended June 30, 1997, SG&A expenses as a percentage of total revenues decreased to 13% from 15% in the comparable period a year ago. These decreases were the result of the Company's revenues growing faster than SG&A expenses.

   Interest Income

   Interest income increased to $2,358,000 in the third quarter of fiscal 1997 from $621,000 in the third quarter of 1996 and $2,222,000 in the prior quarter. For the nine months ended June 30, 1997, interest income increased to $5,779,000 from $767,000 in the comparable period a year ago. These increases were the result of a higher average cash balance in the third quarter of fiscal 1997 as compared to the third quarter of 1996, primarily due to the proceeds from a public offering which was completed in November 1996.

   Interest Expense

   Interest expense decreased to $19,000 in the third quarter of fiscal 1997 from $107,000 in the third quarter of fiscal 1996 and $36,000 in the prior quarter. For the nine months ended June 30, 1997, interest expense declined to $153,000 from $658,000 in the comparable period a year ago. These decreases were caused by a decrease in the Company's average debt balance, primarily due to an accelerated repayment of certain debt following the Company's public offering in March 1996, as well as the scheduled repayment of debt over time.

   Income Taxes

   The Company recorded a provision for income taxes in the amount of $995,000 in the third quarter of fiscal 1997 and $421,000 in the third quarter of fiscal 1996 principally for federal alternative minimum taxes, state income taxes, and taxes due to foreign jurisdictions, in light of the Company's existing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

   The Company generated $35,617,000 and $10,638,000 from operating activities in the nine month periods ended June 30, 1997 and 1996, respectively. The increase in operating cash flow was principally due to an improvement in profitability.

   Investing Activities

   Capital expenditures, principally for manufacturing and test equipment, were $17,306,000 in the nine month period ended June 30, 1997 compared to $5,253,000 in the nine month period ended June 30, 1996. The Company intends to continue investing in manufacturing, test and engineering equipment and currently expects to spend an additional $3 to $4 million for capital expenditures at its Camarillo facility and an additional $25 to $30 million for its Colorado Springs facility in fiscal 1997, which the Company intends to finance with working capital. The long-term investment represents cash collateral deposited through June 30, 1997 relating to a synthetic lease transaction that is described under "Financing Activities."

   Financing Activities

   In the nine month period ended June 30, 1997, the Company generated $121,631,000 in financing activities. Net proceeds from the issuance of common stock, principally through a public offering completed in November 1996, was $122,349,000, offset by $718,000 in payments on debt obligations.

   The Company has a revolving line of credit agreement with a bank, which expires on January 5, 1998. The maximum amount available under the revolving line of credit is $12,500,000. The interest rate on borrowings under this revolving line of credit is equal to the bank's prime rate. As of June 30, 1997, there were no borrowings outstanding under this agreement.

   Management believes that the Company's cash flow from operations and revolving line of credit agreement are adequate to finance its planned growth and operating needs for at least the next 12 months. The Company believes it can meet its wafer fabrication needs through the third quarter of fiscal 1998 at its Camarillo facility assuming that the Company successfully completes planned substantial incremental increases in production capacity at the facility. The Company is currently in the process of constructing a new wafer fabrication facility. The Company estimates that the cost of the new wafer fabrication facility in Colorado Springs, Colorado (the "Facility"), will be at least $70 million, of which approximately $25 million relates to the purchase of land and the construction of the building and $45 million relates to capital equipment purchases. In October 1996, the Company entered into a synthetic lease transaction pursuant to a Master Lease Agreement (the "Lease") providing for the financing of $27.5 million for the acquisition and construction of the new facility, as well as the acquisition of certain capital equipment. The Lease is an operating lease for accounting purposes, but a conditional sale for Federal tax purposes. The obligations of the Company are secured by the Company's interest in the Facility. The Company's obligations are also secured by cash collateral in an amount equal to 84% of all amounts advanced by the lessor under the lease for the acquisition and construction of the Facility (the "Lease Balance"). The Lease requires that all interest earned by the Company on the cash collateral be paid to the lessor to satisfy a portion of the Company's rental obligation. The Lease also requires monthly payments calculated on a payment date by multiplying 16% of the then amount advanced by the lessor times a rate equal to the three-month Eurodollar Rate plus a spread of 1.75%. The Company is responsible for all costs of ownership and operation of the Facility, and has guaranteed certain obligations of the lessor until such time as all of the Company's obligations under the Lease are performed. The Lease provides the Company with the option at the end of the lease term of either acquiring the Facility for a price equal to outstanding advances made by the lessor, or arranging for the Facility to be acquired by a third party. The Company is contingently liable at the end of the lease term to the extent the lessor is not able to realize 84% of the Lease Balance upon sale or other disposition of the Facility. Under the Lease, the Company is required to meet certain financial and other covenants, including a restriction on the payment of cash dividends to its shareholders. If certain financial covenants are not maintained, the Company must provide additional cash collateral equal to 16% of the Lease Balance.


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

MANUFACTURING CAPACITY LIMITATIONS; NEW PRODUCTION FACILITY

   The Company currently manufactures all of its ICs at its four-inch wafer fabrication facility located in Camarillo, California. The Company believes that this facility should be able to satisfy its production needs through the third quarter of fiscal 1998, assuming that the Company successfully completes planned substantial incremental increases in production capacity at the facility through such date. The Company plans to expend up to $10 million for the purchase of equipment relating to this expansion. In addition to the purchase of equipment, the Company will be required to successfully hire, train and manage additional production personnel in order to successfully increase its production capacity in accordance with its time schedule. In the event the Company's expansion plans were not implemented on a timely basis for any reason, the Company could be subject to production capacity constraints. Such constraints could have a material adverse effect on the Company's business, operating results or financial condition.

   The Company is currently in the process of constructing a new six-inch wafer fabrication facility in Colorado Springs, Colorado, to supplement its existing facility in Camarillo. As planned, the facility will initially include a 10,000 square foot Class 1 clean room with the capability for future expansion to 15,000 square feet. The Company has initiated construction of the new facility and plans to complete the physical plant during the fourth quarter of fiscal 1997. Following the completion of the physical plant, the Company must install equipment and perform necessary testing prior to commencing commercial production at the facility, a process which the Company anticipates will take at least nine months. Accordingly, the Company believes the new facility will not begin commercial production prior to the third quarter of fiscal 1998. The Company estimates that the cost of the new wafer fabrication facility will be at least $70 million, of which approximately $25 million relates to the purchase of land and construction of the building and approximately $45 million relates to capital equipment purchases. In the event the Company were to decide to expand the Class 1 clean room in the future, substantial additional expenditures would be required.

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

         27 FINANCIAL DATA SCHEDULE

     (B) REPORTS ON FORM 8-K

         None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           VITESSE SEMICONDUCTOR CORPORATION


                           By:  /s/  Eugene F. Hovanec
                                ----------------------
                                     Eugene F. Hovanec
                                     Vice President, Finance and
                                     Chief Financial Officer