Form 10-K405
period 1997-09-30
VITESSE SEMICONDUCTOR CORP
filed 1997-12-30
CIK 880446

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended September 30, 1997

                                       or

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ...... to ......


                         COMMISSION FILE NUMBER 0-19654



                       VITESSE SEMICONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                               NO. 77-0138960
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)


                     741 CALLE PLANO, CAMARILLO, CA  93012
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (805) 388-3700


       Securities registered pursuant to Section 12(b) of the Act:  NONE


          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 1997 as reported on the Nasdaq National Market, was approximately $1,358,898,330. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


     As of September 30, 1997, the registrant had outstanding 35,913,738 shares of Common Stock.

================================================================================

                                    PART I



ITEM 1.   BUSINESS

     Certain statements in this Annual Report on Form 10-K, including certain statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

     Vitesse is a leader in the design, development, manufacturing and marketing of digital GaAs ICs. The Company's products incorporate its proprietary H-GaAs (high integration gallium arsenide) technology to produce high-performance ICs primarily for telecommunications, data communications and automated test equipment (ATE) systems providers. The Company believes H-GaAs technology provides significant advantages over silicon-based IC technologies in addressing the combination of speed, power dissipation and complexity requirements of these high-performance systems providers. In fiscal 1997, sales of telecommunications, data communications and ATE products represented 52%, 22% and 22%, respectively, of the Company's total revenues. The Company's major customers include Alcatel, Credence, Ericsson, Lucent, Schlumberger, Seagate, Tellabs and Teradyne.

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

     More recently, the demand for system bandwidth is being addressed by transmitting multiple channels on a single fiber by a technique called wavelength division multiplexing ("WDM"). The adoption of WDM has enabled system operators to significantly increase system bandwidth without having to bury additional fiber cables, a long and costly process. While WDM increases the bandwidth carried by each optical fiber, it does not reduce the number of electronic components required. Instead, WDM has accelerated the growth of SONET/SDH deployment by eliminating fiber installation as a growth limiter.

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

     Fiber optic applications designed to the SONET/SDH and ATM standards use data transmission rates of 155 MHz, 622 MHz, 2.488 GHz or 10 GHz. The Company believes that SONET/SDH transmission systems installed by network providers generally operate at 2.488 GHz and above. The Company also believes that silicon-based approaches are not practicable solutions at such frequencies and, as a result, telecommunications systems manufacturers increasingly look to GaAs solutions because of their requirements for high bandwidth.

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

     In the LAN environment, Ethernet is currently the most widespread standard, operating at 10 to 100 megabits per second. However, LAN backbones are rapidly being upgraded to Gigabit Ethernet and ATM in order to increase available bandwidth. These network protocols, which enable expanded bandwidth in excess of one gigabit per second, are emerging as the new standards for LAN backbones.

     The Company believes that CMOS silicon approaches are not practicable solutions at the 1 gigabit per second or higher clock rates used in the Fibre Channel and Gigabit Ethernet standards. The Company believes that its H-GaAs solutions for these markets operate at lower power and greater performance margins than competing ECL and BiCMOS ICs.

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

STRATEGY

     The Company's strategy includes the following elements:

Target Growing Markets

     Vitesse targets the growing telecommunications, data communications and ATE markets. Within the telecommunications and data communications markets, the Company's products are used in emerging high-growth markets such as SONET/SDH, ATM, Fibre Channel, and Gigabit Ethernet, which require ICs that are capable of high-bandwidth data transmission.

Reduce Costs of High-Performance Products

     The Company continually strives to reduce the cost of its high-performance products. The Company endeavors to continue to increase manufacturing yields and decrease die sizes, as well as to decrease power dissipation to enable the use of lower-cost plastic packaging.

Perform Own Wafer Fabrication Using Proprietary Manufacturing Process Technology

     The Company operates its own advanced wafer fabrication facility in Camarillo, California, and has recently completed the construction of an additional wafer fabrication facility in Colorado Springs, Colorado, which is not expected to begin production prior to the third quarter of fiscal 1998. The Company believes that control of wafer fabrication assures a reliable source of supply and provides greater opportunities to enhance product quality and reliability. In addition, the Company believes such control facilitates new process and product development and provides a more dependable wafer supply to meet customer requirements.

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

PRODUCTS AND CUSTOMERS

Telecommunications

     Telecommunications products accounted for 52% of the Company's total revenues in both fiscal 1997 and fiscal 1996. In fiscal 1997, substantially all of the Company's sales in the telecommunications market were for SONET/SDH applications. In fiscal 1997, the Company's significant telecommunications customers, each of which purchased at least $100,000 of the Company's products, included Alcatel, Ericsson, H.Y. Associates, Lucent and Tellabs.

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


                          Associated              Crosspoint   Transimpedance
     SONET Hierarchy      Clock Rate   MUX/DMUX   Switches     Amplifiers
     ---------------      ----------   --------   ----------   --------------
     STS/OC-3                155 MHz      X           X              X
     STS/OC-12               622 MHz      X           X              X
     STS/OC-48             2.488 GHz      X
     STS/OC-192               10 GHz      X

 Data Communications

     Data communications products accounted for 22% and 8% of the Company's total revenues for fiscal 1997 and fiscal 1996, respectively. Vitesse has developed a line of Fibre Channel products for this market, which consist primarily of transmitters, receivers and transceivers. In fiscal 1997, the Company's significant data communications customers, each of which purchased at least $100,000 of the Company's products, included Cisco, IBM, Newbridge Networks, Seagate, and Sequent.

     Additionally, the Company has developed a physical layer interface product for the recently emerging Gigabit Ethernet market. The Company is also in the process of developing additional products for this market. To date, the Company's revenues from sale of products in this market have not been material. There can be no assurance that such products will ever gain market acceptance.

 Automated Test Equipment

     ATE products accounted for 22% and 24% of the Company's total revenues for fiscal 1997 and fiscal 1996, respectively. Vitesse provides gate arrays and custom products that offer a combination of high complexity, low power dissipation and high speed for ATE. In fiscal 1997, the Company's significant ATE customers, each of which purchased at least $100,000 of the Company's products, included Credence, Hewlett-Packard, H.Y. Associates, Integrated Measurement Systems, LTX, Schlumberger and Teradyne.

     The Company's ten largest customers accounted for approximately 77% and 75% of total revenues in fiscal 1997 and fiscal 1996, respectively. In fiscal 1997 and fiscal 1996, sales to Lucent accounted for 20% and 25%, respectively, of the Company's total revenues, and sales to H.Y. Associates Co., Ltd., the Company's Japanese distributor, accounted for 22% and 11%, respectively, of the Company's total revenues.

TECHNOLOGY

     The Company believes the limitations of silicon-based CMOS, BiCMOS, and ECL ICs have become more pronounced as the requirements of the telecommunications, data communications and ATE systems providers have increased. While CMOS offers certain complexity advantages over the alternative silicon processes, the Company believes it lacks the speed required for many high-performance systems. ECL technology offers higher speeds but at the cost of high power dissipation, which limits its use for high-complexity applications. BiCMOS offers higher performance than is obtainable from CMOS, but less than that offered by ECL, at levels of complexity which are greater than that available from ECL but lower than that provided by CMOS. BiCMOS is slower than ECL and, the Company believes, does not achieve the speed necessary for the highest performance telecommunications, data communications and ATE systems.

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

                             H-GaAs      ECL      BiCMOS     CMOS
                            --------   -------   --------   -------
     Speed...............   Highest    High      Moderate   Lowest
     Power Dissipation...     Low      Highest   Moderate   Lowest
     Complexity..........   High       Lowest    Higher     Highest
     Cost per Function...   Moderate   Highest   Moderate   Lowest

     The Company employs proprietary H-GaAs process technology based on a refractory metal self-aligned gate ("SAG") process. SAG technology is universally used in the manufacture of complex silicon ICs. The process structure and logic implementation of the Company's GaAs ICs are similar to a traditional silicon MOS process with the exception that the gate metal is deposited directly on the GaAs substrate creating a metal-semiconductor junction comparable to depositing the metal on a thin silicon layer grown on the silicon substrate in the case of metal gate n-channel MOS.

     The implementation of a SAG process in GaAs or silicon requires a gate metal structure that can withstand the high temperature of an ion implant activation anneal. This is in contrast to conventional microwave GaAs ("RF GaAs") process technologies which utilize a low temperature, non-self-aligned technology based on gold as the gate metal. The table below compares Vitesse's H-GaAs, traditional silicon MOS and microwave RF-GaAs:

                             Silicon    Microwave
                  H-GaAs     MOS        RF-GaAs
                  ------     --------   --------
Self-Aligned      Yes        Yes        No
Interconnect      Aluminum   Aluminum   Gold
Complexity        High       Highest    Medium

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

     The Company has significantly improved its process technology:

                                                  H-GaAs   H-GaAs   H-GaAs   H-GaAs
                                                    I        II      III      IV
                                                  ------   ------   ------   -----
     Product Announcement Year.................     1986     1988     1991    1995
     Gate Length...............................   1.2um    0.8um    0.6um    0.4um
     Metal Layers..............................       2        3        4       5
     Maximum Relative Speed/(1)/...............     1.0x     1.4x     2.0x    3.0x
     Minimum Relative Power Dissipation/(1)/...     1.0x     0.7x     0.5x     0.3x

-----------
(1)  Compared to H-GaAs I.

     The Company has recently implemented H-GaAs IV, a 0.4 micron five-layer metal GaAs FET technology capable of achieving higher complexity and lower power dissipation than previous Vitesse technologies. The Company has announced the introduction of the GLX family of gate arrays and more recently the SLX family of standard cell ICs based on H-GaAs IV technology. The GLX family of gate arrays has been designed to offer the same speed as the H-GaAs III family of gate arrays but with lower power dissipation. This is intended to enable ICs to be packaged in a lower cost plastic package in the 100 MHz to 800 MHz range, thereby offering the customer a lower cost solution in this performance range. The Company has entered into contracts with a number of customers for the development of ASICs based on the GLX product family. A limited number of products in the GLX family have been shipped to date.

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

     The Company utilizes manufacturing equipment commonly used in the silicon IC industry. This enables the Company to employ developments in silicon manufacturing technology to continue to improve minimum feature size, dimension control, deposition and etch capabilities. By eliminating the need for 'custom" wafer fabrication equipment, the Company can focus its resources on developing leading process technology rather than on developing expensive customized manufacturing equipment.

     The Company has recently completed construction of a new six-inch wafer fabrication facility in Colorado Springs, Colorado, to supplement its existing facility in Camarillo. The facility initially includes a 10,000 square foot Class 1 clean room with the capability for future expansion to 15,000 feet. The Company is in the process of installing equipment and performing necessary testing prior to commencing commercial production. The Company believes the new facility will not begin commercial production prior to the third quarter of fiscal 1998.

 Assembly and Test


     A majority of the Company's ICs are packaged in plastic by third parties. The Company conducts ceramic package assembly for a portion of its ICs in its Camarillo plant. The Company employs industry standard assembly equipment in an automated assembly line that is intended to reduce packaging time as well as to improve quality. For final testing, the Company utilizes advanced automated VLSI testers and has constructed several custom testers. However, in many cases, the Company cannot test its products at full speed and must rely on numerous sub-circuit path measurements to determine the performance of the IC.

 Components and Raw Materials

     The Company purchases the majority of its ceramic packages from Kyocera. Kyocera is the world's largest supplier of multilayer, high-performance ceramic packages and, in many cases, is the only source of these packages. Since most of the ceramic packages used in the Company's assembly process are designed to the Company's specifications, there are typically no second sources for these packages. To date, the Company has not experienced any adverse effects due to the sole-source nature of its ceramic packages. The Company believes it maintains an adequate inventory of sole-source ceramic packages. The level of inventory of ceramic packages carried by the Company is substantially higher than standard plastic packages for IC companies that utilize standard packages available from a wide variety of sources. Since 1992, the Company has increased its use of plastic packages, and it uses multiple contract manufacturers to perform plastic packaging.

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

 Process Research and Development

     The Company has implemented H-GaAs IV, a 0.4 micron GaAs FET technology that offers higher complexity and lower power dissipation than previous Vitesse technologies. The Company is currently engaged in research and development projects focused on other process-related improvements to increase yields and improve the speed, complexity and power dissipation characteristics of its devices.

     The Company's engineering, research and development expenses in fiscal 1997, 1996 and 1995 were $16,804,000, $11,045,000 and $8,689,000, respectively.

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

 Direct Sales

     Because of the large engineering support required in connection with the sale of high performance ICs, the Company provides its customers with field engineering support as well as engineering support from the Company's headquarters. Typically, a field engineer will accompany a salesperson to the initial customer visit to understand and evaluate the customer's requirements. The salesperson and field engineer will determine whether additional engineering analysis will be required by engineers based at the Company's headquarters. The Company's sales cycle is typically lengthy and requires the continued participation of salespersons, field engineers, engineers based at the Company's headquarters, and senior management.

     The Company's sales headquarters is located in Camarillo, California. The Company has 11 additional sales and field application support offices in the United States and one in Germany.

  Foreign Distributors

     Sales in Japan are made through an unaffiliated Japanese distributor, H.Y. Associates Co., Ltd. Sales in other countries are made through local representatives. Export sales were $35,403,000, $15,624,000, and $12,533,000, in fiscal 1997, 1996, and 1995, respectively

     The Company generally warrants its products against defects in materials and workmanship for a period of one year.

LICENSES AND PATENTS

     The Company has been awarded 13 U.S. patents for various aspects of design and process innovations used in the design and manufacture of its products. The Company has two patent applications pending in the U.S. and three patent applications pending in Japan and is preparing to file several more patent applications. The Company believes that patents are of less significance in its industry than such factors as technical expertise, innovative skills and the abilities of its personnel.

     As is typical in the semiconductor industry, the Company has, from time to time, received, and may receive in the future, letters from third parties asserting patent rights, maskwork rights or copyrights on certain of the Company's products and processes. None of the claims to date has resulted in the commencement of any litigation against the Company nor has the Company to date believed it is necessary to license any of the patent rights referred to in such letters.

BACKLOG

     Vitesse's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period and the Company therefore believes that backlog is not a good indicator of future revenue. The Company's backlog scheduled to be shipped in the next six months was $62,000,000 on September 30, 1997, compared to $36,000,000 on September 30, 1996.

ENVIRONMENTAL MATTERS

     The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines on the Company, the suspension of production or a cessation of operations. In addition, such regulations could restrict the Company's ability to expand its facilities at its present location or operate its manufacturing facility in Colorado Springs, Colorado, or could require the Company to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges.

     The Company uses significant amounts of water throughout its manufacturing process. Previous droughts in California have resulted in restrictions being placed on water use by manufacturers and residents. In the event of future drought, reductions in water use may be mandated generally, and it is unclear how such reductions will be allocated among different users. No assurance can be given that near term reductions in water allocations to manufacturers will not occur, possibly requiring a reduction in the Company's level of production, and materially adversely affecting the Company's operations.

EMPLOYEES

     As of September 30, 1997, the Company had 443 employees, including 173 in engineering, research and development, 28 in marketing and sales, 224 in operations and 18 in finance and administration. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes its employee relations are good.


ITEM 2.  PROPERTIES

     The Company's executive offices and principal research and development and fabrication facility is located in Camarillo, California, and is being leased under a noncancellable operating lease that expires in 1999. The total space occupied in this building is approximately 80,000 square feet. The Company leases an additional 10,000 square feet in Camarillo for product development and 8,000 square feet in Santa Clara, California for a product development and sales office. The Company's Colorado Springs, Colorado facility is in a 100,000 square foot building that is being occupied on a five-year operating lease with a purchase option at the end of the lease. This facility includes a 10,000 square foot clean room for wafer fabrication, and a product development center. The Company also leases space for two other product development centers in Portland, Oregon and Dallas, Texas, and 12 sales and field application support offices (11 in the United States and one in Europe).

ITEM 3.  LEGAL PROCEEDINGS

     The Company is currently involved in several legal proceedings; however, it believes that none of them would have a material or adverse affect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of the Company's shareholders during the last quarter of the fiscal year ended September 30, 1997.



                                    PART II



ITEM 5.   MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


     The information required by this item which appears on page 8 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data for each of the five years ended September 30, 1997, which appears on page 7 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item which appears on pages 9 to 17 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is included in pages 19 to 32 of the Company's 1997 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


  None.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


  The directors and executive officers of the Company are as follows:

     Name                    Age       Position
     ----                    ---       --------
     Louis R. Tomasetta       48       President and Chief Executive Officer, Director
     Ian Burrows              43       Vice President, Wafer Fab
     Robert J. Cutter         42       Vice President & General Manager, Colorado Springs
     Ira Deyhimy              57       Vice President, Product Development
     Christopher R. Gardner   37       Vice President & General Manager, ATE
     Eugene F. Hovanec        45       Vice President, Finance & Chief Financial Officer
     Jeanne Johnson           56       Vice President, Human Resources
     James Mikkelson          49       Vice President, Technology Devel., Chief Technical Officer
     Michael Millhollan       53       Vice President & General Manager, Data Communications
     Robert Nunn              36       Vice President & General Manager, Telecommunications
     Neil Rappaport           51       Vice President, Sales
     Ram Venkataraman         57       Vice President, Quality
     James A. Cole            55       Director
     Pierre R. Lamond         67       Chairman of the Board
     John C. Lewis            62       Director
     Thurman J. Rodgers       49       Director

     Louis R. Tomasetta, a co-founder of the Company, has been President, Chief Executive Officer and a Director since the Company's inception in February 1987. From 1984 to 1987, he served as President of the integrated circuits division of Vitesse Electronics Corporation. Prior to that, Dr. Tomasetta was the director of the Advanced Technology Implementation department at Rockwell International Corporation. Dr. Tomasetta has over 20 years experience in the management and development of GaAs based businesses, products, and technology. He received B.S., M.S., and Ph.D. degrees in electrical engineering from the Massachusetts Institute of Technology.

     Ian Burrows joined the Company in February 1987 as a Process Engineering Manager, became Director of Wafer Fabrication in December 1990, and Vice President of Wafer Fabrication Operations in April 1995. Prior to that, he held the position of process engineering development manager at Honeywell's GaAs product center and development process engineer at Mostek. Dr. Burrows received a B.S. in electrical engineering from Warwick University, England, and M.S. and Ph.D. degrees in electrical engineering from Texas Tech University.

     Robert J. Cutter joined the Company in October 1996 as Vice President & General Manager of the Colorado Springs facility. Prior to that, Mr. Cutter was Plant Manager, Colorado Springs, for Rockwell Semiconductor Systems. From 1990 to 1995, he was Director of Operations for United Technologies Microelectronics Center. From 1981 to 1988, he held a variety of management positions at Inmos Corporation. Mr. Cutter graduated from University of Southhampton, United Kingdom, with a First Class Honors Degree in Aeronautics & Astronautics.

     Ira Deyhimy, a co-founder of the Company, has been Vice President of Product Development since the Company's inception in February 1987. From 1984 to 1987 he was Vice President, Engineering at Vitesse Electronics Corporation. Prior to that, Mr. Deyhimy was manager of Integrated Circuit Engineering at Rockwell International Corporation. He has over 20 years of experience in GaAs electronics. Mr. Deyhimy received a B.S. degree in physics from the University of California at Los Angeles and an M.S. degree in physics from California State University at Northridge.

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

     Eugene F. Hovanec joined the Company as Vice President, Finance and Chief Financial Officer in December 1993. From 1989 to 1993, Mr. Hovanec served as Vice President, Finance & Administration, and Chief Financial Officer at Digital Sound Corporation. Prior to that, from 1984 to 1989, he served as Vice President and Controller at Micropolis Corporation. Mr. Hovanec holds a Bachelor of Business Administration degree from Pace University, New York. Mr. Hovanec also serves as a Director of Interlink Electronics, Inc.

     Jeanne Johnson joined the Company in August 1987 as Director, Human Resources and became Vice President, Human Resources in September 1997. From January 1984 to August 1987, Ms. Johnson was a human resources consultant in the areas of compensation, benefits and training. Her human resources management experience also includes two years as Director of Human Resources for IBIS Systems, Inc. and eight years as Employee Relations Manager for Borg-Warner Corporation. Ms. Johnson has a B.A. degree from the University of California, Santa Barbara.

     James Mikkelson, a co-founder of the Company, became Chief Technical Officer in September 1997. He has served as Vice President of Technology Development since the Company's inception in February 1987. From 1984 to 1987, he served as Vice President, Operations at Vitesse Electronics Corporation. Prior to that, he served as Project Manager at Hewlett-Packard Company, responsible for the development and manufacturing of MOS VLSI circuits. Mr. Mikkelson holds B.S. and M.S. degrees in electrical engineering from the Massachusetts Institute of Technology.

     Michael Millhollan joined the Company in July 1989 as Director of the Sunnyvale Product Development Center and became Vice President and General Manager of Standard Products in October 1992. From 1976 to 1989, he held various senior design engineering positions with National Semiconductor Corporation, a semi-conductor manufacturer, most recently as Director of programmable logic product development. Prior to that, he was at Motorola, Inc., a semiconductor manufacturer, for seven years in various design engineering positions. Mr. Millhollan holds a B.S. degree in electrical engineering from the Georgia Institute of Technology.

     Robert Nunn joined the Company in July 1989, became Director of Marketing in January 1991 and Vice President and General Manager of ASIC Products in July 1992. From August 1987 to July 1989 he served as product marketing manager at Advanced Micro Devices, Inc. ("AMD"), a semiconductor manufacturer, where he managed a staff focusing on international markets. From March 1986 to August 1987 Mr. Nunn held various marketing positions at Monolithic Memories, Inc. ("MMI") in their Semi-custom Products and Programmable Products Divisions before MMI merged with AMD in 1987. Mr. Nunn holds a B.S. degree in computer engineering from the University of California at Los Angeles and an M.B.A. from Harvard Business School.

     Neil Rappaport joined the Company as Vice President, Sales in August 1987. From September 1982 to 1987, Mr. Rappaport was national sales manager with Applied Micro Circuits Corporation, a manufacturer of ECL integrated circuits. Prior to that, he held various sales positions with Signetics Corporation, a semiconductor manufacturer. Prior to that, he was a design engineer at Hughes Aircraft Company. Mr. Rappaport has a B.S. degree from Fairleigh Dickinson University and an A.S. degree in electronics technology from the RCA Institute.

     Ram Venkataraman joined the Company as Director of Quality in January 1990 and in August 1990 he became Vice President, Quality. From November 1984 to January 1990, he held various positions, including manager of reliability and quality assurance and Director of Wafer Fabrication Operations, at GigaBit Logic, Inc., a gallium arsenide semiconductor manufacturer. Mr. Venkataraman has over 20 years of experience in IC quality assurance and reliability spanning both silicon and GaAs technologies. Mr. Venkataraman holds B.S. degrees in physics and electrical engineering from Madras University, India, and an M.S. degree in electrical engineering from the Indian Institute of Technology, India.

     James A. Cole has served as a Director of the Company since February 1987. He is a General Partner of Windward Ventures and Spectra Enterprise Associates. He was a founder and Executive Vice President of Amplica, Inc., a GaAs microwave IC and sub-system company. Mr. Cole also serves as a Director of Giga-Tronics, Inc., Spectrian Corporation, and eight privately held companies.

     Pierre R. Lamond has been the Chairman of the Board of Directors since the Company's inception in February 1987. Since August 1981, he has been a General Partner of Sequoia Capital, a venture capital firm. Sequoia has financed companies such as Cypress Semiconductor Corporation, Cisco, and C-Cube Microsystems. Mr. Lamond was founder and Vice President of National Semiconductor Corporation. He is also a Director of Cypress Semiconductor Corporation.

     John C. Lewis became a Director of the Company in January 1990. He is currently Chairman of the Board of Directors of Amdahl Corporation, a manufacturer of large general purpose computer storage systems and software products. Before joining Amdahl in 1977, he was President of Xerox Business Systems. Mr. Lewis also serves as a Director of Cypress Semiconductor Corporation, Pinnacle Systems and Infinity Financial Technology, Inc.

     Thurman J. Rodgers has served as a Director of the Company since September 1987. He is the co-founder and since 1982 has been President and Chief Executive Officer of Cypress Semiconductor Corporation ("Cypress"). Prior to forming Cypress, Dr. Rodgers managed the design, technical development, and engineering for the static RAM business of Advanced Micro Devices. He also serves as a Director of C-Cube Microsystems.

ITEM 11.  EXECUTIVE COMPENSATION

     This item is answered by reference to the information set forth under the captions "Executive Compensation," "Stock Option Plans," "1991 Employee Stock Purchase Plan," "401(k) Plan" and "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission on or before December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is answered by reference to the information set forth under the caption "Principal Share Ownership" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission on or before December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is answered by reference to the information set forth under the caption "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission on or before December 31, 1997.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)  The following documents are filed as part of this report:

                                                                      Page in
                                                                      -------
                                                                   Annual Report
                                                                   -------------
          1.   Financial Statements:

               The financial statements of the Company listed below are incorporated herein by reference to the following pages of the 1997 Annual Report to Shareholders:

               Independent Auditors' Report                              18
               Balance Sheets as of September 30, 1997 and 1996          19
               Statements of Operations for the years ended
               September 30, 1997, 1996 and 1995                         20
               Statements of Shareholders' Equity for the years
               ended September 30, 1997, 1996 and 1995                   21
               Statements of Cash Flows for the years ended
               September 30, 1997, 1996 and 1995                         22
               Notes to Financial Statements                             23

                                                                       Page
                                                                       ----
          2.   Financial Statement Schedules:


               The financial statement schedules of the Company are included in Part IV of this report on the pages indicated:

               Independent Auditors' Report on Financial
               Statement Schedule                                        18

               For the three fiscal years ended September 30, 1997--
                     II  -- Valuation and Qualifying Accounts            19

               All other schedules are omitted because they are not applicable or are not required.

          3.   Exhibits:

               See Item 14(c) below.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1997.


     (c)  Exhibits


          The exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

     (d)  Financial Statement Schedules

          See Item 14(a) above.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       VITESSE SEMICONDUCTOR CORPORATION



Date:  December 19, 1997               By:     /s/ Eugene F. Hovanec
                                         ---------------------------------------
                                                 Eugene F. Hovanec
                                               Vice President, Finance
                                              & Chief Financial Officer



     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                      Title                  Date
          ---------                      -----                  ----


    /s/ Louis R. Tomasetta        President and              December 19, 1997
    -------------------------     Chief Executive
       Louis R. Tomasetta         Officer (Principal
                                  Executive Officer)


    /s/ Eugene F. Hovanec         Vice President, Finance    December 19, 1997
    -------------------------     and Chief Financial
       Eugene F. Hovanec          Officer



    /s/ James A. Cole             Director                   December 19, 1997
    -------------------------
       James A. Cole



    /s/ Pierre R. Lamond          Chairman of the Board      December 19, 1997
    -------------------------     of Directors
       Pierre R. Lamond



    /s/ John C. Lewis             Director                   December 19, 1997
    -------------------------
       John C. Lewis



    /s/ T. J. Rodgers             Director                   December 19, 1997
    -------------------------
       T.J. Rodgers

ITEM 16   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  Exhibits

     Exhibit Number
     --------------

      3.1/(1)/      Certificate of Incorporation of Registrant, as amended to
                    date.
      3.2/(2)/      Bylaws of Registrant as amended to date.
      4.1/(3)/      Amended Modification Agreement including Registration Rights and Right of First Refusal dated June 12, 1991 between
                    Registrant and certain security holders of Registrant.
      4.2/(2)/      Specimen of Company's Common Stock Certificate.
     10.1/(2)/      1987 Stock Option Plan.
     10.2/(2)/      1989 Stock Option Plan.
     10.3/(2)/      1991 Stock Option Plan.
     10.4/(2)/      1991 Employee Stock Purchase Plan.
     10.5/(2)/      1991 Directors' Stock Option Plan.
     10.6/(2)/      Standard Form of Indemnification Agreement between
                    Registrant and its officers and directors.
     10.7/(2)/      Warrant to purchase 45,000 shares of the Series F Preferred
                    Stock of Registrant dated June 12, 1991 held by Nippon
                    Enterprise Development Corp.
     10.8/(2)(3)/   Loan and Security Agreement dated May 8, 1991 between
                    Silicon Valley Bank and Registrant.
     10.9/(1)/      Amendment to Loan Agreement dated December 28, 1992 between
                    Silicon Valley Bank and Registrant.
     10.10/(5)/     Amendment to Loan Agreement dated June 14, 1993 between
                    Silicon Valley Bank and Registrant.
     10.11/(2)/     Master Equipment Lease Agreement dated April 18, 1988
                    between Equitable Life Leasing Corporation and Registrant.
     10.12/(2)/     Master Lease Agreement dated June 21, 1991 between Dana
                    Commercial Credit Corporation and Registrant.
     10.13/(2)/     Assignment of Purchase Order dated June 12, 1991 between JLA
                    Credit Corporation and Registrant.
     10.14/(1)/     Master Equipment Lease Agreement dated October 30, 1992
                    between AT&T Commercial Finance Corporation and Registrant.
     10.15/(1)/     First Amendment to Lease between Carson Estate Company
                    (formerly Victoria Partnership) and Registrant.
     10.16/(2)/     Lease dated January 31, 1991 between Camarillo I Development
                    Corporation and Registrant.
     10.17/(2)/     Standard Form Proprietary Information Agreement.
     10.18/(2)/     Software License Agreement Standard Terms and Conditions
                    dated September 26, 1989 between Cadence Design Systems,
                    Inc. and Registrant.
     10.19/(2)/     Purchase and License Agreement effective September 11, 1987 between Mentor Graphics Corporation and Registrant.
     10.20/(2)/     License Agreement dated January 3, 1986 between the Regents of the University of California and Registrant.
     10.21/(1)/     LASAR Software Foundry Distribution Agreement dated July 13,
                    1989 between Teradyne, Inc. and Registrant.
     10.22/(1)/     Agreement for Licensed Products dated July 13, 1989 between
                    Synopsys Incorporated and Registrant.
     10.23/(2)/     Electronic Design Automation Software License Agreement
                    dated October 21, 1989 between Teradyne, Inc. and
                    Registrant.
     10.24/(2)(3)/  International Distributor Agreement dated January 4, 1988 by and between H.Y. Associates Company Ltd. and Registrant.
     10.25/(4)/     Amendment dated March 23, 1994, to the Loan Agreement dated
                    May 8, 1991, as amended, by and between Silicon Valley Bank and Registrant.
     10.26/(3)(4)/  GaAs Super Microprocessor Technology Development Agreement
                    dated December 17, 1993 by and between National Institute of Standards and Technology and Registrant.

     10.27/(5)/     Amendment dated December 13, 1994, to the Loan Agreement
                    dated May 8, 1991, as amended, by and between Silicon Valley
                    Bank and Registrant.

     10.28/(6)/     Amendment dated January 2, 1996, to the Loan Agreement dated
                    May 8, 1991, as amended, by and between Silicon Valley Bank and Registrant.

     10.29          Amendment dated January 22, 1997, to the Loan Agreement
                    dated May 8, 1991, as amended, by and between Silicon Valley
                    Bank and Registrant.
     10.30          Agreement dated October 30, 1996 between ABN AMRO Bank N.V.,
     10.31          Agreement dated August 15, 1997 between ABN AMRO Bank N.V.,
                    Lease Plan North America, Inc. and Registrant.
     11.1           Statement regarding computation of [*] income per share.
     13.1           Annual Report to Security Holders
     23.1           Report on Schedule and Consent of Independent Certified
                    Public Accountants. (included on page 18)
     27             Financial Data Schedule


(1) Incorporated by reference from the Company's annual report on Form 10-K for the period ended September 30, 1992.
(2) Incorporated by reference from the Company's registration statement on Form S-1 (File no. 33-43548), effective December 10, 1991.
(3) Confidential treatment previously granted as to certain portions of these exhibits.
(4) Incorporated by reference from the Company's quarterly report on Form 10Q for the period ended March 30, 1994.
(5) Incorporated by reference from the Company's annual report on Form 10-K for the period ended September 30, 1995.

(6) Incorporated by reference from the Company's annual report on Form 10-K for the period ended September 30, 1996.

                         [* Confidential information]

                 ACCOUNTANTS' CONSENT WITH REPORT ON SCHEDULE



The Board of Directors
Vitesse Semiconductor Corporation:


The audits referred to in our report dated October 21, 1997, included the related financial statement schedule as of September 30, 1997, and for each of the years in the three-year period ended September 30, 1997, included in the registration statement. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, represents fairly in all material respects the information set forth therein.

We consent to the use of our reports or incorporated herein by reference and to the reference of our firm under the heading "Experts" in the prospectus.



                                  KPMG PEAT MARWICK LLP


Los Angeles, California
December 22, 1997

                       VITESSE SEMICONDUCTOR CORPORATION
               SCHEDULE II -- Valuation and Qualifying Accounts
                 Years ended September 30, 1997, 1996 and 1995
                                (in thousands)

                                           Balance at    Charged to                 Balance
                                          Beginning of   Costs and                  at end
                                             Period       Expenses    Deductions   of Period
                                          ------------   ----------   ----------   ---------

Year ended September 30, 1997
  Deducted from Inventories:
     Reserve for obsolescence                   $2,797        1,988        1,664      $3,121
  Deducted from Accounts Receivable:
     Allowance for doubtful accounts               900          500          400       1,000

Year ended September 30, 1996
  Deducted from Inventories:
     Reserve for obsolescence                    2,493        1,347        1,043       2,797
  Deducted from Accounts Receivable:
     Allowance for doubtful accounts               700          200          ---         900

Year ended September 30, 1995
  Deducted from Inventories:
     Reserve for obsolescence                    2,217          276          ---       2,493
  Deducted from Accounts Receivable:
     Allowance for doubtful accounts               700          ---          ---         700