Form 10-Q
period 1997-12-31
VITESSE SEMICONDUCTOR CORP
filed 1998-02-13
CIK 880446

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                               DECEMBER 31, 1997
                                       OR
             [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ...... TO ......

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

          AS OF DECEMBER 31, 1997, THERE WERE 35,997,210 SHARES OF $0.01 PAR VALUE COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                                                         Page Number

PART I    FINANCIAL INFORMATION


      Item 1  Financial Statements:


              Consolidated Balance Sheets as of December 31, 1997             2
              and September 30, 1997


              Consolidated Statements of Operations for the Three Months       3
              ended December 31, 1997 and December 31, 1996


              Consolidated Statements of Cash Flows for the Three Months       4
              ended December 31, 1997 and December 31, 1996


              Notes to Consolidated Financial Statements                       5


      Item 2  Management's Discussion and Analysis of                          6
              Financial Condition and Results of Operations


PART II   OTHER INFORMATION


      Item 6  Exhibits and Reports on Form 8-K                                12

                                    PART I
                             FINANCIAL INFORMATION
                       VITESSE SEMICONDUCTOR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                      Dec. 31, 1997       Sept. 30, 1997
                                                                      -------------       --------------
                                                                       (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents                                               $141,078            $ 97,358
 Short-term investments                                                    10,231              58,486
 Accounts receivable, net                                                  23,768              21,072
 Inventories, net:
  Raw material                                                              2,715               2,421
  Work in process                                                           7,422               6,762
  Finished goods                                                            2,454               2,626
                                                                         --------            --------
                                                                           12,591              11,809
 Prepaid expenses                                                           1,931               1,121
 Deferred tax asset                                                        14,800              14,800
                                                                         --------            --------
    Total current assets                                                  204,399             204,646
                                                                         --------            --------
Property and equipment, net                                                43,603              41,684
Restricted long-term deposits                                              58,669              45,556
Other assets                                                                  181                 394
                                                                         --------            --------
                                                                         $306,852            $292,280
                                                                         ========            ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of capital lease obligations and term loans        $    163            $    256
 Accounts payable                                                          20,802              19,758
 Accrued expenses and other current liabilities                             9,997               7,017
                                                                         --------            --------
    Total current liabilities                                              30,962              27,031
                                                                         --------            --------
Capital lease obligations and term loans, less current installments           109                 147
Shareholders' equity:
 Common stock, $.01 par value.  Authorized 50,000,000
  shares; issued and outstanding 35,997,210 shares on
  Dec. 31, 1997, and 35,913,738 shares on Sept. 30, 1997                      360                 359
 Additional paid-in capital                                               277,468             277,169
 Accumulated deficit                                                       (2,047)            (12,426)
                                                                         --------            --------
     Net shareholders' equity                                             275,781             265,102
                                                                         --------            --------
                                                                         $306,852            $292,280
                                                                         ========            ========

                       VITESSE SEMICONDUCTOR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (in thousands, except share and per share data)

                                                          Three Months Ended
                                                ------------------------------------
                                                   Dec. 31, 1997      Dec. 31, 1996
                                                -------------------   --------------

Revenues, net                                     $    34,701          $    21,832

Costs and expenses:
  Cost of revenues                                     14,194                9,858
  Engineering, research & development                   5,555                3,480
  Selling, general & administrative                     4,262                2,932
                                                  -----------          -----------
       Total costs and expenses                        24,011               16,270
                                                  -----------          -----------

Income from operations                                 10,690                5,562

Other income (expense):
  Interest income                                       2,293                1,199
  Interest and other expense                              (10)                 (91)
                                                  -----------          -----------
       Total other income                               2,283                1,108
                                                  -----------          -----------

Income before income taxes                             12,973                6,670
Income taxes                                            2,594                  667
                                                  -----------          -----------

Net income                                        $    10,379          $     6,003
                                                  ===========          ===========

Net income per share
       Basic                                      $      0.29          $      0.19
                                                  ===========          ===========
       Diluted                                    $      0.27          $      0.17
                                                  ===========          ===========

Basic weighted average common shares               35,952,714           31,753,140
                                                  ===========          ===========

Diluted weighted average common shares             39,058,026           35,805,873
                                                  ===========          ===========

                       VITESSE SEMICONDUCTOR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                                       Three Months Ended
                                                                               ------------------------------------
                                                                                  Dec. 31, 1997      Dec. 31, 1996
                                                                               -------------------   --------------

Cash  flows from operating activities:
Net income                                                                           $ 10,379         $  6,003
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                                         2,786            1,387
  Change in assets and liabilities:
    (Increase) decrease in:
      Receivables, net                                                                 (2,696)             529
      Inventories                                                                        (782)            (166)
      Prepaid expenses                                                                   (810)            (356)
      Other assets                                                                        213              (97)
    Increase (decrease) in:
      Accounts payable                                                                  1,044           (1,101)
      Accrued expenses and other current liabilities                                    2,980            1,932
                                                                                     --------         --------
        Net cash provided by operating activities                                      13,114            8,131
                                                                                     --------         --------

Cash flows from investing activities:
  Short-term investments                                                               48,255          (64,883)
  Capital expenditures                                                                 (4,705)          (3,811)
  Restricted long-term deposits                                                       (13,113)          (1,764)
                                                                                     --------         --------
        Net cash provided by (used in) investing activities                            30,437          (70,458)
                                                                                     --------         --------
Cash flows from financing activities:
  Principal payments under capital lease obligations & term loans                        (131)            (277)
  Proceeds from issuance of common stock, net                                             300          118,382
                                                                                     --------         --------
        Net cash provided by financing activities                                         169          118,105
                                                                                     --------         --------

        Net increase in cash & cash equivalents                                        43,720           55,778
Cash & cash equivalents at beginning of period                                         97,358           52,436
                                                                                     --------         --------
Cash & cash equivalents at end of period                                             $141,078         $108,214
                                                                                     ========         ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                           $      6         $     28
                                                                                     ========         ========

                       VITESSE SEMICONDUCTOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   GENERAL

          The accompanying consolidated financial statements include the accounts of Vitesse Semiconductor Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated. In management's opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. All amounts are unaudited except the September 30, 1997 consolidated balance sheet. This report should be read in conjunction with the audited financial statements
presented in the 1997 Annual Report.   Footnotes and other disclosures which
would substantially duplicate the disclosures in the Company's audited financial statements for fiscal year 1997 contained in the Annual Report have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.

          In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS No. 128 requirements.


NOTE 2.   YEAR 2000 PROBLEM

          The Company has developed a plan to address the Year 2000 problem. The plan provides for the Company's computer systems to be Year 2000 compliant by the end of fiscal 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company is expensing all costs related to this issue as the costs are incurred. The Company does not believe that such costs will be material to the financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), in particular, in "Liquidity and Capital Resources--Financing Activities," and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

RESULTS OF OPERATIONS

          Revenues

          Total revenues in the first quarter of fiscal 1998 were $34,701,000, a 59% increase over the $21,832,000 recorded in the first quarter of fiscal 1997. The increase in total revenues was the result of continued growth of shipments to customers in the communications and ATE markets.

          Cost of Revenues

          Cost of revenues as a percentage of total revenues in the first quarter of fiscal 1998 was 40.9% compared to 46.7% in the first quarter of fiscal 1997. The decrease in cost of revenues as a percentage of total revenues resulted from a reduction in per unit costs associated with increased production as well as increased manufacturing yields.

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

          Engineering, Research and Development Costs

          Engineering, research and development expenses were $5,555,000 in the first quarter of fiscal 1998 compared to $3,480,000 in the first quarter of fiscal 1997. The increase was principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs were 16% in each of the first quarters of 1998 and 1997. The Company's engineering, research and development costs are expensed as incurred.

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses (SG&A) were $4,262,000 in the first quarter of fiscal 1998 compared to $2,932,000 in the first quarter of fiscal 1997. This increase was primarily due to increased headcount. As a percentage of total revenues, however, SG&A expenses declined to 12% in the first quarter of fiscal 1998 from 13% in the first quarter of fiscal 1997 as a result of the Company's revenues growing faster than SG&A expenses.

          Interest Income

          Interest income increased to $2,293,000 in the first quarter of fiscal 1998 from $1,199,000 in the first quarter of fiscal 1997. This was due to a higher average cash balance in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997, primarily due to the proceeds from a public offering which was completed in November 1996.

          Interest Expense

          Interest expense decreased to $10,000 in the first quarter of fiscal 1998 from $98,000 in the first quarter of fiscal 1997. This decrease was the result of a decrease in the Company's average debt balance.

          Income Taxes

          The Company recorded a provision for income taxes in the amount of $2,594,000 in the first quarter of fiscal 1998 and $667,000 in the first quarter of fiscal 1997 principally for the federal alternative minimum taxes, state income taxes, and taxes due to foreign jurisdictions, in light of the Company's existing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

          Operating Activities

          The Company generated $13,114,000 and $8,131,000 from operating activities in the first quarter of 1998 and 1997, respectively. The increase in operating cash flow was principally due to an improvement in profitability.

          Investing Activities

          Capital expenditures, principally for manufacturing and test equipment, were $4,705,000 in the first quarter of 1998 compared to $3,811,000 in the first quarter of 1997. The Company intends to continue investing in manufacturing, test and engineering equipment and currently expects to spend an additional $10 to $15 million for capital expenditures in fiscal 1998, which the Company intends to finance with working capital.

          Financing Activities

          In the first quarter of fiscal 1998, the Company generated $169,000 in financing activities. Net proceeds from the issuance of common stock was $300,000, offset by $131,000 in payments on debt obligations.

          Management believes that the Company's cash flow from operations is adequate to finance its planned growth and operating needs for the next 12 months. The Company believes it can meet its wafer fabrication needs through the second quarter of fiscal 1998 at its Camarillo facility assuming that the Company successfully completes planned substantial incremental increases in production capacity at the facility. The Company has recently completed equipment installation at its new Colorado Springs, Colorado wafer fabrication facility and is currently conducting extensive process qualification procedures. This facility is not expected to begin volume commercial production until the third quarter of fiscal 1998.


                   FACTORS AFFECTING FUTURE OPERATING RESULTS

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

MANUFACTURING CAPACITY LIMITATIONS; NEW PRODUCTION FACILITY

          The Company currently manufactures all of its ICs at its four-inch wafer fabrication facility located in Camarillo, California. The Company believes that this facility should be able to satisfy its production needs through the second quarter of fiscal 1998, assuming that the Company successfully completes planned substantial incremental increases in production capacity at the facility through such date.

          The Company has recently completed equipment installation at a new six-inch wafer fabrication facility in Colorado Springs, Colorado, to supplement its existing facility in Camarillo. The facility includes a 10,000 square foot Class 1 clean room with the capability for future expansion to 15,000 square feet. The Company is currently conducting extensive process qualification procedures at this facility and does not believe that it will begin volume commercial production until the third quarter of fiscal 1998.

          The successful operation of the new wafer fabrication facility, as well as the Company's overall production operations, will be subject to numerous risks. The Company has no prior experience with the operation of equipment or the processes involved in producing finished six-inch wafers, which differ significantly from those involved in the production of four-inch wafers. The Company will be required to hire, train and manage production personnel successfully in order to effectively operate the new facility. The Company does not have excess production capacity at its Camarillo facility to offset any failure of the new facility to meet planned production goals. As a result of these and other factors, the failure of the Company to successfully operate the new wafer fabrication facility would have a material adverse effect on its
business, operating results or financial condition.   The Company will also have
to effectively coordinate and manage the Colorado Springs and Camarillo facilities to successfully meet its overall production goals. The Company has no experience in coordinating and managing full scale production facilities which are located at different sites. The failure to successfully coordinate and manage the two sites would adversely affect the Company's overall production and would have a material adverse effect on its business, operating results or financial condition.

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

DEPENDENCE ON THIRD PARTIES

          The Company depends upon third parties for performing certain processes and providing a variety of components and materials necessary for the production of its H-GaAs ICs. A majority of the Company's ICs are packaged in plastic by third parties. The Company packages the balance of its ICs in its Camarillo facility using customized ceramic packaging which is presently available from only one source. The inability to obtain sufficient sole- or limited-source services or components as required could result in delays or reductions in product shipments which could adversely affect the Company's business, operating results and financial condition.

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

          The Company uses significant amounts of water throughout its manufacturing process. Previous droughts in California have resulted in restrictions being placed on water use by manufacturers and residents. In the event of future drought, reductions in water use may be mandated generally, and it is unclear how such reductions will be allocated among California's different users. No assurance can be given that near term reductions in water allocations to manufacturers will not occur, possibly requiring a reduction in the Company's level of production, and materially and adversely affecting the Company's operations. See "Business-- Environmental Matters."

MANAGEMENT OF GROWTH

          The management of the Company's growth requires qualified personnel and systems. In particular, the operation of the Company's planned wafer fabrication facility in Colorado Springs and its integration with the Company's current facility will require significant management, technical and administrative resources. There can be no assurance that the Company will be able to manage its growth or effectively integrate its planned wafer fabrication facility, and failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

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



                                       VITESSE SEMICONDUCTOR CORPORATION


Dated: 2/13/1998                       By: /s/  Eugene F. Hovanec
      -------------                        ----------------------------------
                                                Eugene F. Hovanec
                                                Vice President, Finance and
                                                Chief Financial Officer