Form 10-Q
period 1998-03-31
VITESSE SEMICONDUCTOR CORP
filed 1998-05-12
CIK 880446

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1998

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

                      -----------------------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ].

     AS OF MARCH 31, 1998, THERE WERE 36,313,319 SHARES OF $0.01 PAR VALUE COMMON STOCK OUTSTANDING.


================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                                                 Page Number


PART I         FINANCIAL INFORMATION


   Item 1      Financial Statements:

               Consolidated Balance Sheets as of March 31, 1998       2
               and September 30, 1997

               Consolidated Statements of Operations for the Three    3
               Months ended March 31, 1998, March 31, 1997,
               and December 31, 1997, and the Six Months
               ended March 31, 1998 and March 31, 1997.

               Consolidated Statements of Cash Flows for the Six      4
               Months ended March 31, 1998 and March 31, 1997

               Notes to Consolidated Financial Statements             5

   Item 2      Management's Discussion and Analysis of                6
               Financial Condition and Results of Operations

PART II        OTHER INFORMATION

   Item 4      Submission of Matters to a Vote of Security Holders   13

   Item 6      Exhibits and Reports on Form 8-K                      13

                                     PART I
                             FINANCIAL INFORMATION

                       VITESSE SEMICONDUCTOR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                         March 31, 1998         Sept. 30, 1997
                                                         --------------         --------------
                                                            (Unaudited)
                                             ASSETS

Current assets:
 Cash and cash equivalents                                    $ 92,243              $ 97,358
 Short-term investments                                         52,053                58,486
 Accounts receivable, net                                       28,779                21,072
 Inventories, net:
  Raw material                                                   2,654                 2,421
  Work in process                                                8,382                 6,762
  Finished goods                                                 2,454                 2,626
                                                              --------              --------
                                                                13,490                11,809
 Prepaid expenses                                                2,274                 1,121
 Deferred tax asset                                             14,800                14,800
                                                              --------              --------
  Total current assets                                         203,639               204,646
                                                              --------              --------
Property and equipment, net                                     55,366                41,684
Restricted long-term deposits                                   58,669                45,556
Other assets                                                       622                   394
                                                              --------              --------
                                                              $318,296              $292,280
                                                              ========              ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of capital lease obligations and
  term loans                                                  $    153              $    256
 Accounts payable                                               14,882                19,758
 Accrued expenses and other current liabilities                 12,988                 7,017
                                                              --------              --------
     Total current liabilities                                  28,023                27,031
                                                              --------              --------
Capital lease obligations and term loans, less
 current installments                                               71                   147
Shareholders' equity:
 Common stock, $.01 par value.  Authorized 100,000,000
  shares; issued and outstanding 36,313,319 shares on
  Mar. 31, 1998, and 35,913,738 shares on Sept. 30, 1997           363                   359
 Additional paid-in capital                                    279,830               277,169
 Retained earnings (accumulated deficit)                        10,009               (12,426)
                                                              --------              --------
     Net shareholders' equity                                  290,202               265,102
                                                              --------              --------
                                                              $318,296              $292,280
                                                              ========              ========

                       VITESSE SEMICONDUCTOR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (in thousands, except share and per share data)


                                                           Three Months Ended                         Six Months Ended
                                            ------------------------------------------------   -------------------------------
                                            Mar. 31, 1998    Mar. 31, 1997    Dec. 31, 1997    Mar. 31, 1998    Mar. 31, 1997
                                            --------------   --------------   --------------   --------------   --------------

Revenues, net                                 $    40,212      $    24,562      $    34,701      $    74,913      $    46,394

Costs and expenses:
 Cost of revenues                                  16,012           10,833           14,194           30,206           20,691
 Engineering, research and development              6,462            3,914            5,555           12,017            7,394
 Selling, general and administrative                4,849            3,273            4,262            9,111            6,205
                                              -----------      -----------      -----------      -----------      -----------
  Total costs and expenses                         27,323           18,020           24,011           51,334           34,290
                                              -----------      -----------      -----------      -----------      -----------

Income from operations                             12,889            6,542           10,690           23,579           12,104

Other income (expense):
 Interest income                                    2,189            2,222            2,293            4,482            3,421
 Interest and other expense                            (8)            (119)             (10)             (18)            (210)
                                              -----------      -----------      -----------      -----------      -----------
  Total other income                                2,181            2,103            2,283            4,464            3,211
                                              -----------      -----------      -----------      -----------      -----------

Income before income taxes                         15,070            8,645           12,973           28,043           15,315
Income taxes                                        3,014              863            2,594            5,608            1,530
                                              -----------      -----------      -----------      -----------      -----------

Net income                                    $    12,056      $     7,782      $    10,379      $    22,435      $    13,785
                                              ===========      ===========      ===========      ===========      ===========

Net income per share
 Basic                                              $0.33            $0.22            $0.29            $0.62            $0.42
                                              ===========      ===========      ===========      ===========      ===========
 Diluted                                            $0.31            $0.20            $0.27            $0.57            $0.37
                                              ===========      ===========      ===========      ===========      ===========

Basic weighted average
 common shares outstanding                     36,177,939       34,693,231       35,952,714       36,075,058       33,057,747
                                              ===========      ===========      ===========      ===========      ===========

Diluted weighted average
 common shares outstanding                     39,388,300       38,472,727       39,058,026       39,274,097       36,923,609
                                              ===========      ===========      ===========      ===========      ===========

                       VITESSE SEMICONDUCTOR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)


                                                                             Six Months Ended
                                                                      -------------------------------
                                                                      Mar. 31, 1998    Mar. 31, 1997
                                                                      --------------   --------------

Cash flows from operating activities:
Net income                                                                 $ 22,435         $ 13,785
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                                6,144            2,893
 Change in assets and liabilities:
  (Increase) decrease in:
   Receivables, net                                                          (7,707)            (154)
   Inventories                                                               (1,681)            (275)
   Prepaid expenses                                                          (1,153)            (235)
   Other assets                                                                (228)             (78)
  Increase (decrease) in:
   Accounts payable                                                          (4,876)             186
   Accrued expenses and other current liabilities                             5,971            3,718
                                                                           --------         --------
     Net cash provided by operating activities                               18,905           19,840
                                                                           --------         --------

Cash flows from investing activities:
 Short-term investments                                                       6,433          (65,371)
 Capital expenditures                                                       (19,826)          (8,458)
 Restricted long-term investment                                            (13,113)          (6,300)
                                                                           --------         --------
     Net cash used in investing activities                                  (26,506)         (80,129)
                                                                           --------         --------

Cash flows from financing activities:
 Principal payments under capital lease obligations & term loans               (179)            (511)
 Proceeds from issuance of common stock, net                                  2,665          120,596
                                                                           --------         --------
     Net cash provided by financing activities                                2,486          120,085
                                                                           --------         --------

     Net (decrease) increase in cash & cash equivalents                      (5,115)          59,796
Cash & cash equivalents at beginning of period                               97,358           52,436
                                                                           --------         --------
Cash & cash equivalents at end of period                                   $ 92,243         $112,232
                                                                           ========         ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                                 $     25         $     36
                                                                           ========         ========
  Income taxes                                                             $    248         $     56
                                                                           ========         ========

                       VITESSE SEMICONDUCTOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

   The accompanying consolidated financial statements include the accounts of Vitesse Semiconductor Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated. In management's opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. All amounts are unaudited except the September 30, 1997 balance sheet. This report should be read in conjunction with the audited financial statements presented in the 1997
Annual Report.   Footnotes and other disclosures which would substantially
duplicate the disclosures in the Company's audited financial statements for fiscal year 1997 contained in the Annual Report have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, for which common stock equivalents are not considered, (b) eliminating the modified treasury stock method and 3% materiality provision and
(c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure statements issued for periods ending after December 15, 1997, including interim periods. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to SFAS No. 128 requirements.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), in particular, in "Results of Operations-- Revenues and Income Taxes," and in "Liquidity and Capital Resources--Investing and Financing Activities," and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

RESULTS OF OPERATIONS

   Revenues

   Total revenues in the second quarter of fiscal 1998 were $40,212,000, a 64% increase over the $24,562,000 recorded in the second quarter of fiscal 1997 and a 16% increase over the $34,701,000 recorded in the prior quarter. For the six months ended March 31, 1998, total revenues were $74,913,000, a 61% increase over the $46,394,000 recorded in the six months ended March 31, 1997. The increase in total revenues in the second quarter of 1998 and in the six months ended March 31, 1998 was due to an increase in production revenues as a result of increased shipments to customers in the communications and ATE markets.

   The Company has recently commenced initial shipments from its new Colorado Springs, Colorado wafer fabrication facility and is currently conducting extensive product and process qualification procedures. Revenues in the second quarter of fiscal 1998 from the new facility were approximately $1,000,000. This facility is not expected to begin volume commercial production until the third quarter of fiscal 1998.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the second quarter of fiscal 1998 was 39.8% compared to 44.1% in the second quarter of fiscal 1997 and 40.9% in the prior quarter. For the six months ended March 31, 1998 and 1997, cost of revenues as a percentage of total revenues was 40.3% and 44.6%, respectively. The decrease in cost of revenues as a percentage of total revenues was due to a reduction in per unit costs associated with increased production, as well as increased manufacturing yields.

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

   Engineering, Research and Development Costs

   Engineering, research and development expenses were $6,462,000 in the second quarter of fiscal 1998 compared to $3,914,000 in the second quarter of fiscal 1997 and $5,555,000 in the prior quarter. For the six months ended March 31, 1998, engineering, research and development costs were $12,017,000 compared to $7,394,000 in the six months ended March 31, 1997. The increase was principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs were 16% in each of the second quarters of 1998 and 1997, in the prior quarter, and in the six months ended March 31, 1998 and 1997. The Company's engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $4,849,000 in the second quarter of 1998, compared to $3,273,000 in the second quarter of 1997 and $4,262,000 in the prior quarter. For the six months ended March 31, 1998, SG&A expenses were $9,111,000 compared to $6,205,000 in the same period in 1997.
This increase was primarily due to increased headcount. As a percentage of total revenues, however, SG&A expenses decreased to 12% in the second quarter of 1998 from 13% in the second quarter of 1997 and was unchanged from the prior quarter. For the six months ended March 31, 1998, SG&A expenses as a percentage of total revenues decreased to 12% from 13% in the comparable period a year ago. These decreases were the result of the Company's revenues growing faster than SG&A expenses.

   Interest Income

   Interest income decreased to $2,189,000 in the second quarter of fiscal 1998 from $2,222,000 in the second quarter of 1997 and $2,293,000 in the prior quarter. This was due to a lower average cash balance in the second quarter of fiscal 1998 as compared to the prior periods, primarily due to the financing of the new wafer fabrication facility in Colorado Springs, Colorado. For the six months ended March 31, 1998, interest income increased to $4,482,000 from $3,421,000 in the comparable period a year ago. This was due to a higher average cash balance in the first six months of fiscal 1998 as compared to the same period of fiscal 1997.

   Interest Expense

   Interest expense decreased to $8,000 in the second quarter of fiscal 1998 from $119,000 in the second quarter of fiscal 1997 and $10,000 in the prior quarter. For the six months ended March 31, 1998, interest expense declined to $18,000 from $210,000 in the comparable period a year ago. These decreases were caused by a decrease in the Company's average debt balance.

   Income Taxes

   The Company recorded a provision for income taxes in the amount of $3,014,000 in the second quarter of fiscal 1998 and $863,000 in the second quarter of fiscal 1997 principally for federal alternative minimum taxes, state income taxes, and taxes due to foreign jurisdictions, in light of the Company's existing net operating loss carryforwards. The Company had a deferred tax asset balance in the amount of $14,800,000 as of March 31, 1998, net of a valuation allowance of $17,047,000. The Company has net operating loss carryforwards of $60,466,000 and $15,734,000 for federal and state income tax purposes. In determining the future realizability of deferred tax assets associated with net operating loss carryforwards, the Company has considered all available evidence, both positive and negative. On the positive side, the Company has experienced a recent trend of profitable operations and a growing backlog of sales. The negative evidence includes significant tax benefits derived from incentive stock options during the past three years. These tax benefits are expected to continue into the foreseeable future to reduce taxable income and thus reduce the Company's ability to utilize its NOLs. In addition, considering the significant uncertainty and business risks associated with the new wafer fabrication facility, the Company has concluded that it is more likely than not that the deferred tax asset associated with the NOL carryforward will not be realized and has therefore established an appropriate valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

   The Company generated $18,905,000 and $19,840,000 from operating activities in the six month periods ended March 31, 1998 and 1997, respectively.

   Investing Activities

   Capital expenditures, principally for manufacturing and test equipment, were $19,826,000 in the six month period ended March 31, 1998 compared to $8,458,000 in the six month period ended March 31, 1997. The Company intends to continue investing in manufacturing, test and engineering equipment and currently expects to spend an additional $10 to $15 million for capital expenditures in fiscal 1998, which the Company intends to finance with working capital.

   Financing Activities

   In the six month period ended March 31, 1998, the Company generated $2,486,000 in financing activities. Net proceeds from the issuance of common stock was $2,665,000, offset by $179,000 in payments on debt obligations.

   Management believes that the Company's cash flow from operations is adequate to finance its planned growth and operating needs for the next 12 months


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

MANUFACTURING CAPACITY LIMITATIONS; NEW PRODUCTION FACILITY

   The Company has recently commenced initial shipments from its six-inch wafer fabrication facility in Colorado Springs, Colorado. The facility includes a 10,000 square foot Class 1 clean room with the capability for future expansion to 15,000 square feet. For the second quarter of fiscal 1998, approximately $1,000,000 of revenue was generated from this facility. The Company is currently conducting extensive product and process qualification procedures at this facility and does not believe it will begin volume commercial production until the third quarter of fiscal 1998.

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

ASIAN ECONOMIC ISSUES

   The Company's international business is subject to risks customarily encountered in foreign operations, including the recent financial turmoil in Asia. Although management believes that the financial turmoil in Asia will not have a material impact on the financial statements, there can be no assurance that the Company will not be affected by such economic issues in Asia.

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

DEPENDENCE ON THIRD PARTIES

   The Company depends upon third parties for performing certain processes and providing a variety of components and materials necessary for the production of its H-GaAs ICs. A majority of the Company's ICs are packaged in plastic by third parties since the Company has no internal capability to perform such plastic packaging. The balance of the Company's ICs are packaged in its Camarillo facility using customized ceramic packaging which is presently available from only one source. Other components and materials for H-GaAs ICs are available from only a limited number of sources. The inability to obtain sufficient sole- or limited-source services or components as required could result in delays or reductions in product shipments which could adversely affect the Company's business, operating results and financial condition.

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

MANAGEMENT OF GROWTH

   The management of the Company's growth requires qualified personnel and systems. In particular, the operation of the Company's wafer fabrication facility in Colorado Springs and its integration with the Company's current facility will require significant management, technical and administrative resources. There can be no assurance that the Company will be able to manage its growth or effectively integrate its planned wafer fabrication facility, and failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

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

                                    PART II
                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 27, 1998, the Company held its regular Annual Meeting of Stockholders. The purpose of the meeting was to elect Directors to serve for the ensuing year, to approve a proposal to amend the Company's Restated Certificate of Incorporation to authorize an increase in the authorized shares of the Company's Common Stock from 50,000,000 to 100,000,000, and to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the 1998 fiscal year. The following individuals were elected to serve as Directors for the ensuing year:

     Name              Age              Principal Occupation
     ----              ---              --------------------
 Pierre R. Lamond       68     General Partner of Sequoia Capital and Chairman
                               of the Board of Directors of the Company
 James A. Cole          55     General Partner of Spectra Enterprise Associates
 Alex Daly              36     Sr. Vice President, C-Cube Microsystems
 John C. Lewis          62     Chief Executive Officer and Chairman of Amdahl
                               Corporation
 Thurman J. Rodgers     49     President and Chief Executive Officer of Cypress
                               Semiconductor Corporation
 Louis R. Tomasetta     49     President, Chief Executive Officer and Director
                               of the Company

Additionally, the following items were voted upon and approved by the shareholders:


                                                                                      Against or                Votes
                                                           Votes for                   Withheld               Abstained
                                                           ---------                  ----------              ---------
Amendment of the Company's Restated
Certificate of Incorporation to increase
the number of authorized shares from
50,000,000 to 100,000,000                                 32,526,819                      980,669                 67,889

Ratification of appointment of KPMG
Peat Marwick LLP as independent auditors
for the fiscal year ending September 30, 1998             33,504,812                       25,463                 45,042

ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K

    (A)  EXHIBITS

         27 - FINANCIAL DATA SCHEDULE

    (B) REPORTS ON FORM 8-K

         None.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           VITESSE SEMICONDUCTOR CORPORATION


May 12, 1998               By:  /s/  Eugene F. Hovanec
                                --------------------------------
                                     Eugene F. Hovanec
                                     Vice President, Finance and
                                     Chief Financial Officer