Form 10-Q
period 1998-06-30
VITESSE SEMICONDUCTOR CORP
filed 1998-08-12
CIK 880446

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 June 30, 1998

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

                            -----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes (X) NO ( ).

     As of June 30, 1998, there were 73,224,698 shares of $0.01 par value common stock outstanding.

================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                                                       Page Number

PART I      FINANCIAL INFORMATION

   Item 1   Financial Statements:

            Consolidated Balance Sheets as of June 30, 1998                  2
            and September 30, 1997

            Consolidated Statements of Operations for the Three              3
            Months ended June 30, 1998, June 30, 1997,
            and March 31, 1998, and the Nine Months
            ended June 30, 1998 and June 30, 1997.

            Consolidated Statements of Cash Flows for the Nine               4
            Months ended June 30, 1998 and June 30, 1997

            Notes to Consolidated Financial Statements                       5

   Item 2   Management's Discussion and Analysis of                          6
            Financial Condition and Results of Operations

PART II     OTHER INFORMATION

   Item 6   Exhibits and Reports on Form 8-K                                12

                                     PART I
                             FINANCIAL INFORMATION
                       VITESSE SEMICONDUCTOR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                          June 30, 1998  Sept. 30, 1997
                                                          -------------  --------------
                                                           (Unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                    $ 64,435      $ 97,358
 Short-term investments                                         85,785        58,486
 Accounts receivable, net                                       34,725        21,072
 Inventories, net:
  Raw material                                                   3,397         2,421
  Work in process                                                8,884         6,762
  Finished goods                                                 2,702         2,626
                                                              --------      --------
                                                                14,983        11,809

 Prepaid expenses                                                2,782         1,121
 Deferred tax asset                                             17,700        14,800
                                                              --------      --------
  Total current assets                                         220,410       204,646
                                                              --------      --------
Property and equipment, net                                     55,227        41,684
Restricted long-term deposits                                   65,736        45,556
Other assets                                                       220           394
                                                              --------      --------
                                                              $341,593      $292,280
                                                              ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments of capital lease obligations and
  term loans                                                  $    148      $    256
 Accounts payable                                               15,003        19,758
 Accrued expenses and other current liabilities                 12,297         7,017
                                                              --------      --------
     Total current liabilities                                  27,448        27,031
                                                              --------      --------
Capital lease obligations and term loans, less
 current installments                                               33           147
Shareholders' equity:
 Common stock, $.01 par value.  Authorized 100,000,000
  shares; issued and outstanding 73,224,698 shares on
  June 30, 1998, and 71,827,476 shares on Sept. 30, 1997           732           718
 Additional paid-in capital                                    289,444       276,810
 Retained earnings (accumulated deficit)                        23,936       (12,426)
                                                              --------      --------
     Net shareholders' equity                                  314,112       265,102
                                                              --------      --------
                                                              $341,593      $292,280
                                                              ========      ========

                       VITESSE SEMICONDUCTOR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (in thousands, except share and per share data)

                                                         Three Months Ended                       Nine Months Ended
                                            ---------------------------------------------   -----------------------------
                                            June 30, 1998   June 30, 1997   Mar. 31, 1998   June 30, 1998   June 30, 1997
                                            -------------   -------------   -------------   -------------   -------------

Revenues, net                                 $    46,108     $    27,607     $    40,212     $   121,021     $    74,001

Costs and expenses:
 Cost of revenues                                  18,168          11,875          16,012          48,374          32,566
 Engineering, research and development              7,375           4,427           6,462          19,392          11,821
 Selling, general and administrative                5,635           3,684           4,849          14,746           9,889
                                              -----------     -----------     -----------     -----------     -----------
  Total costs and expenses                         31,178          19,986          27,323          82,512          54,276
                                              -----------     -----------     -----------     -----------     -----------

Income from operations                             14,930           7,621          12,889          38,509          19,725
                                              -----------     -----------     -----------     -----------     -----------
Other income, net                                   2,467           2,329           2,181           6,931           5,540
                                              -----------     -----------     -----------     -----------     -----------
Income before income taxes                         17,397           9,950          15,070          45,440          25,265
Income taxes                                        3,470             995           3,014           9,078           2,525
                                              -----------     -----------     -----------     -----------     -----------
Net income                                    $    13,927     $     8,955     $    12,056     $    36,362     $    22,740
                                              ===========     ===========     ===========     ===========     ===========

Net income per share
 Basic                                        $      0.19     $      0.13     $      0.17     $      0.50     $      0.34
                                              ===========     ===========     ===========     ===========     ===========
 Diluted                                      $      0.18     $      0.12     $      0.15     $      0.46     $      0.30
                                              ===========     ===========     ===========     ===========     ===========

Basic weighted average
 common shares outstanding                     72,978,699      70,291,811      72,355,878      72,433,897      67,417,033
                                              ===========     ===========     ===========     ===========     ===========

Diluted weighted average
 common shares outstanding                     79,347,508      77,405,325      78,776,600      78,702,546      75,180,427
                                              ===========     ===========     ===========     ===========     ===========

                       VITESSE SEMICONDUCTOR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                             Nine Months Ended
                                                                      -------------------------------
                                                                      June 30, 1998    June 30, 1997
                                                                      --------------   --------------
Cash flows from operating activities:
Net income                                                                 $ 36,362         $ 22,740
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                                9,591            4,734
  (Increase) decrease in:
   Receivables, net                                                         (13,653)          (1,071)
   Inventories                                                               (3,174)          (1,028)
   Prepaid expenses                                                          (1,661)            (122)
   Other assets                                                                 174               42
  Increase (decrease) in:
   Accounts payable                                                          (4,755)           5,090
   Accrued expenses and other current liabilities                            10,106            5,232
                                                                           --------         --------
     Net cash provided by operating activities                               32,990           35,617
                                                                           --------         --------

Cash flows from investing activities:
 Short-term investments                                                     (27,299)         (47,777)
 Capital expenditures                                                       (23,134)         (17,306)
 Restricted long-term investment                                            (20,180)         (16,800)
                                                                           --------         --------
     Net cash used in investing activities                                  (70,613)         (81,883)
                                                                           --------         --------

Cash flows from financing activities:
 Principal payments under capital lease obligations & term loans               (222)            (718)
 Proceeds from issuance of common stock, net                                  4,922          122,349
                                                                           --------         --------
     Net cash provided by financing activities                                4,700          121,631
                                                                           --------         --------

     Net (decrease) increase in cash & cash equivalents                     (32,923)          75,365
Cash & cash equivalents at beginning of period                               97,358           52,436
                                                                           --------         --------
Cash & cash equivalents at end of period                                   $ 64,435         $127,801
                                                                           ========         ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                                 $     30         $    153
                                                                           ========         ========
  Income taxes                                                             $  1,001         $     81
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

NOTE 2.  YEAR 2000 PROBLEM

  The "Year 2000 Problem" is the result of computer programs being written using two digits rather than four to define the applicable year. This can affect both information technology ("IT") and non-IT systems, as non-IT systems typically include embedded technology such as microcontrollers. The Company has commenced taking actions to correct internal IT systems, and is in the early stages of assessing any related problems of non-IT systems. The Company expects all IT and non-IT systems to be compliant by the end of fiscal 1999. The Company is also in the early stages of conducting an audit of its third party suppliers as to the Year 2000 compliance of their systems. The Company does not believe that the cost of these actions will have a material adverse affect on the Company's business, financial condition or operating results.

Note 3.  Stock Split

   On April 21, 1998, the Board of Directors approved a 2 for 1 stock split of the Company's Common Stock that was effected on May 26, 1998. All references to the number of common shares, weighted average number of common shares and per share data for all periods presented have been adjusted to reflect the stock split.

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

RESULTS OF OPERATIONS

   Revenues

   Total revenues in the third quarter of fiscal 1998 were $46,108,000, a 67% increase over the $27,607,000 recorded in the third quarter of fiscal 1997 and a 15% increase over the $40,212,000 recorded in the prior quarter. For the nine months ended June 30, 1998, total revenues were $121,021,000, a 64% increase over the $74,001,000 recorded in the nine months ended June 30, 1997. The increase in total revenues in the third quarter of 1998 and in the nine months ended June 30, 1998 was due to an increase in production revenues as a result of increased shipments to customers in the communications and automatic test equipment markets.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the third quarter of fiscal 1998 was 39.4% compared to 43.0% in the third quarter of fiscal 1997 and 39.8% in the prior quarter. For the nine months ended June 30, 1998 and 1997, cost of revenues as a percentage of total revenues was 40.0% and 44.0%, respectively. The decrease in cost of revenues as a percentage of total revenues was due to a reduction in per unit costs associated with increased production, as well as increased manufacturing yields.

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

   Engineering, Research and Development Costs

   Engineering, research and development expenses were $7,375,000 in the third quarter of fiscal 1998 compared to $4,427,000 in the third quarter of fiscal 1997 and $6,462,000 in the prior quarter. For the nine months ended June 30, 1998, engineering, research and development costs were $19,392,000 compared to $11,821,0000 in the nine months ended June 30, 1997. The increases were principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs were 16% in the third quarters of 1998 and 1997, and in the prior quarter, and in the nine months ended June 30, 1998 and 1997. The Company's engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $5,635,000 in the third quarter of 1998, compared to $3,684,000 in the third quarter of 1997 and $4,849,000 in the prior quarter. For the nine months ended June 30, 1998, SG&A expenses were $14,746,000 compared to $9,889,000 in the same period in 1997.
The increase in SG&A expenses was due to increased headcount and salary increases. As a percentage of total revenues, SG&A expenses decreased to 12% in the third quarter of 1998 from 13% in the third quarter of 1997 and was unchanged from the prior quarter. For the nine months ended June 30, 1998, SG&A expenses as a percentage of total revenues decreased to 12% from 13% in the comparable period a year ago. These decreases were the result of the Company's revenues growing faster than SG&A expenses.

   Other Income, Net

   Other income consists of interest income, net of interest and other expenses. Other income increased to $2,467,000 in the third quarter of fiscal 1998 from $2,329,000 in the third quarter of 1997 and $2,181,000 in the prior quarter.
For the nine months ended June 30, 1998, other income increased to $6,931,000 from $5,540,000 in the comparable period a year ago. These increases were the result of a higher average cash balance in the third quarter of fiscal 1998 as compared to the third quarter of 1997, and the first nine months of fiscal 1998 as compared to the same period of fiscal 1997.

   Income Taxes

   The Company recorded a provision for income taxes in the amount of $3,470,000 in the third quarter of fiscal 1998 and $995,000 in the third quarter of fiscal 1997 principally for federal alternative minimum taxes, state income taxes, and taxes due to foreign jurisdictions. The Company has a net deferred tax asset balance in the amount of $17,700,000 as of June 30, 1998, net of a valuation allowance of $3,531,000. The Company has net operating loss carryforwards of $30,046,000 for federal income tax purposes. In determining the future realizability of deferred tax assets associated with net operating loss carryforwards, the Company has determined that it is more likely than not that it will fully realize the deferred tax asset. The Company has considered the full realization of the deferred tax asset in establishing the effective tax rate for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

   The Company generated $32,990,000 and $35,617,000 from operating activities in the nine-month periods ended June 30, 1998 and 1997, respectively.

   Investing Activities

   Capital expenditures, principally for manufacturing and test equipment, were $23,134,000 in the nine-month period ended June 30, 1998 compared to $17,306,000 in the nine-month period ended June 30, 1997. The Company intends to continue investing in manufacturing, test and engineering equipment and currently expects to spend an additional $5 to $10 million for capital expenditures in fiscal 1998, which the Company intends to finance with working capital.

   Financing Activities

   In the nine month period ended June 30, 1998, the Company generated $4,700,000 in financing activities. Net proceeds from the issuance of common stock was $4,922,000, offset by $222,000 in payments on debt obligations.

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

MANUFACTURING CAPACITY LIMITATIONS; NEW PRODUCTION FACILITY

   The Company has begun volume commercial production from its six-inch wafer fabrication facility in Colorado Springs, Colorado. The facility includes a 10,000 square foot Class 1 clean room with the capability for future expansion to 15,000 square feet.

   The successful continued operation of the new wafer fabrication facility, as well as the Company's overall production operations, will be subject to numerous risks. The Company has no prior experience with the operation of equipment or the processes involved in producing finished six-inch wafers, which differ significantly from those involved in the production of four-inch wafers. The Company does not have excess production capacity at its Camarillo facility to offset any failure of the new facility to meet planned production goals. As a result of these and other factors, the failure of the Company to successfully operate the new wafer fabrication facility could have a material adverse effect
on its business, operating results or financial condition.   The Company also
has to effectively coordinate and manage the Colorado Springs and Camarillo facilities to successfully meet its overall production goals. The Company has limited experience in coordinating and managing full-scale production facilities which are located at different sites. The failure to successfully coordinate and manage the two sites could adversely affect the Company's overall production and could have a material adverse effect on its business, operating results or financial condition.

COMPETITION

   The high-performance semiconductor market is highly competitive and subject to rapid technological change, price erosion and heightened international competition. The telecommunications, data communications and ATE industries, which are the primary target markets for the Company, are also becoming intensely competitive because of deregulation and heightened international competition, among other factors. The Company currently competes against other GaAs-based companies such as Triquint Semiconductor, the GaAs fabrication operations of system companies such as Rockwell, and Silicon IC manufacturers employing ECL and BiCMOS technologies such as Fujitsu, Hewlett Packard, Motorola, National Semiconductor, Texas Instruments, Applied Micro Circuits Corporation and Synergy Semiconductor Corporation. Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, in lower-frequency applications, the Company faces increasing competition from CMOS-based products, particularly as the performance of such products continues to improve.

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

DEPENDENCE ON THIRD PARTIES

   The Company depends upon third parties for performing certain processes and providing a variety of components and materials necessary for the production of its H-GaAs ICs. A majority of the Company's ICs are packaged in plastic by third parties since the Company has no internal capability to perform such plastic packaging. The balance of the Company's ICs are packaged in its Camarillo facility using customized ceramic packaging which is presently sole sourced. Other components and materials for H-GaAs ICs are available from only a limited number of sources. The inability to obtain sufficient sole- or limited-source services or components as required could result in delays or reductions in product shipments which could adversely affect the Company's business, operating results and financial condition.

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

MANAGEMENT OF GROWTH

   The management of the Company's growth requires qualified personnel and systems. In particular, the operation of the Company's wafer fabrication facility in Colorado Springs and its integration with the Company's Camarillo facility requires significant management, technical and administrative resources. There can be no assurance that the Company will be able to manage its growth or effectively integrate its Colorado Springs wafer fabrication facility, and failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

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



                                     VITESSE SEMICONDUCTOR CORPORATION


August 12, 1998                        By: /s/  Eugene F. Hovanec
                                          -------------------------------
                                            Eugene F. Hovanec
                                            Vice President, Finance and
                                            Chief Financial Officer