Form 10-K405
period 1998-09-30
VITESSE SEMICONDUCTOR CORP
filed 1998-12-23
CIK 880446

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended September 30, 1998

                                       or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ...... to ......

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes [X]   No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 1998 as reported on the Nasdaq National Market, was approximately $1,354,962,498. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of September 30, 1998, the registrant had outstanding 73,788,136 shares of Common Stock.

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

  Vitesse is a leader in the design, development, manufacturing and marketing of digital GaAs ICs. The Company's products incorporate its proprietary H-GaAs (high integration gallium arsenide) technology to produce high-performance ICs primarily for telecommunications, data communications and automated test equipment (ATE) systems providers. The Company believes H-GaAs technology provides significant advantages over silicon-based IC technologies in addressing the combination of speed, power dissipation and complexity requirements of these high-performance systems providers. In fiscal 1998, sales of telecommunications, data communications and ATE products represented 51%, 23% and 26%, respectively, of the Company's total revenues. The Company's major customers include Alcatel, Cisco, Credence, Ericsson, Fujitsu, IBM, Lucent, NEC, Schlumberger, Seagate, Tellabs and Teradyne.

BACKGROUND

 Telecommunications Market

  As a result of deregulation and heightened competition in the worldwide telecommunications industry over the past decade, domestic and foreign public network service providers have been forced to differentiate themselves by being more responsive and offering new and better services at lower costs. The volume of information required to be transmitted across public networks has increased significantly in recent years as a result of a variety of factors, including the increase in data transmission and facsimile use, the rapid growth of the internet, the emergence of corporate virtual private networks ("VPNs"), and the development of new applications such as video conferencing and multimedia. Public network service providers, including interexchange long distance carriers ("IXCs") and local exchange carriers ("LECs"), have been required to upgrade their infrastructure to provide high-speed data services to customers to meet these needs in addition to providing their standard telephone services. Infrastructure improvements to public networks have most prominently included a dramatic increase in the deployment of fiber optic technology to replace conventional copper wire. Since optical fiber offers substantially greater capacity, is less error prone and is easier to administer than copper wire, it has become the transmission medium of choice for IXCs and, increasingly, LECs.

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

  Asynchronous transfer mode ("ATM") is a data transmission standard complementary to SONET/SDH that is in an early stage of development. ATM takes advantage of the additional capacity provided by fiber optic technology. The SONET/SDH standard relates to the system through which data is transmitted, while ATM is a protocol for the packaging of data for transmission over the SONET/SDH system. ATM technology enables LAN, WAN and public network systems designers to provide increasingly improved services to network users. LAN and WAN equipment vendors must enable the integration of mixed high-speed, high-volume data communications, voice, video and imaging applications, reduce bandwidth limitations of current LANs and WANs, lower equipment costs and ease administrative burdens imposed by current system architectures. Similarly, equipment vendors must provide systems that can handle integrated-switched high-speed, high-volume data communications, voice, video and imaging services. Public network equipment vendors must also seamlessly integrate their products with both LAN and WAN equipment to reduce overall networking costs.

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

  In 1988, the American National Standards Institute established a Fibre Channel standard, which is a practical, inexpensive, yet expandable method for achieving high-speed data transfer among workstations, mainframes, data storage devices and other peripherals. The Fibre Channel standard addresses the need for very fast transfers of large volumes of information, while at the same time relieving system manufacturers from the burden of supporting the variety of networks and channels currently in place. Fibre Channel is especially effective in situations where large blocks of data must be transferred within and between buildings and over campus environments. Fibre Channel is substantially faster than existing network data transmission protocols. Fibre Channel is capable of transmitting at rates exceeding 1 gigabit per second in both directions simultaneously and is also able to transport existing protocols over both optical fiber and copper wire. Currently, the most prominent use of Fibre Channel technology is in high-density rigid disk drives of 1 gigabyte or greater.

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

 Reduce Costs of High-Performance Products

  The Company continually strives to reduce the cost of its high-performance products. The Company endeavors to continue to increase manufacturing yields and decrease die sizes, as well as to decrease power dissipation to enable the use of lower-cost plastic packaging. Another critical element of this strategy involves the integration of multiple functions onto a single chip.

 Perform Own Wafer Fabrication Using Proprietary Manufacturing Process
 Technology

  The Company operates its own advanced wafer fabrication facilities in Camarillo, California and in Colorado Springs, Colorado. The Company believes that control of wafer fabrication assures a reliable source of supply and provides greater opportunities to enhance product quality and reliability. In addition, the Company believes such control facilitates new process and product development and provides a more dependable wafer supply to meet customer requirements.

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

PRODUCTS AND CUSTOMERS

 Telecommunications

  Telecommunications products accounted for 51% and 52% of the Company's total revenues for fiscal 1998 and fiscal 1997, respectively. In fiscal 1998, substantially all of the Company's sales in the telecommunications market were for SONET/SDH applications. In fiscal 1998, the Company's significant telecommunications customers, each of which purchased at least $100,000 of the Company's products, included Alcatel, Ciena, Ericsson, Fujitsu, Lucent, NEC and Tellabs.

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

                        Associated             Crosspoint  Transimpedance
     SONET Hierarchy    Clock Rate   MUX/DMUX   Switches     Amplifiers
     ---------------    ----------   --------   --------     ----------
     STS/OC-3             155 MHz        X          X            X
     STS/OC-12            622 MHz        X          X            X
     STS/OC-48          2.488 GHz        X
     STS/OC-192            10 GHz        X

 Data Communications

  Data communications products accounted for 23% and 22% of the Company's total revenues for fiscal 1998 and fiscal 1997, respectively. Vitesse has developed a line of Fibre Channel products for this market, which consist primarily of transmitters, receivers, transceivers, repeaters, and port bypass circuits. Additionally, the Company has developed physical layer interface products for the recently emerging Gigabit Ethernet and ATM markets. The Company is also in the process of developing additional products for these markets. In fiscal 1998, the Company's significant data communications customers, each of which purchased at least $100,000 of the Company's products, included Cisco, IBM, Newbridge Networks, Seagate, Sequent and Sun Microsystems.

 Automated Test Equipment

  ATE products accounted for 26% and 22% of the Company's total revenues for fiscal 1998 and fiscal 1997, respectively. Vitesse provides gate arrays and custom products that offer a combination of high complexity, low power dissipation and high speed for ATE. More recently, the Company has introduced a line of standard products targeted at the ATE industry. In fiscal 1998, the Company's significant ATE customers, each of which purchased at least $100,000 of the Company's products, included Ando, Credence, Integrated Measurement Systems, LTX, Schlumberger and Teradyne.

  The Company's ten largest customers accounted for approximately 69% and 77% of total revenues in fiscal 1998 and fiscal 1997, respectively. In fiscal 1998 and fiscal 1997, sales to Lucent accounted for 23% and 20%, respectively, of the Company's total revenues, and sales to Schlumberger accounted for 15% and 12%, respectively, of the Company's total revenues.

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

  The Company employs proprietary H-GaAs process technology based on a refractory metal self-aligned gate ("SAG") process. SAG technology is universally used in the manufacture of complex silicon ICs. The process structure and logic implementation of the Company's GaAs ICs are similar to a traditional silicon MOS process with the exception that the gate metal is deposited directly on the GaAs substrate creating a metal-semiconductor junction comparable to depositing the metal on a thin oxide layer grown on the silicon substrate in the case of metal gate n-channel MOS.

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

                                  Silicon    Microwave
                        H-GaAs      MOS       RF-GaAs
                       --------   --------   ---------
     Self-Aligned...     Yes        Yes         No
     Interconnect...   Aluminum   Aluminum     Gold
     Complexity.....     High     Highest     Medium

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

  The Company has significantly improved its process technology:

                                                H-GaAs      H-GaAs      H-GaAs       H-GaSs
                                                  I           II         III          IV
                                                ------      ------      ------       ------
     Product Announcement Year...............     1986        1988       1991         1995
     Gate Length.............................   1.2mum      0.8mum      0.6mum       0.4mum
     Metal Layers............................      2           3           4            5
     Maximum Relative Speed(1)...............     1.0x        1.4x        2.0x         3.0x
     Minimum Relative Power Dissipation(1)...     1.0x        0.7x        0.5x         0.3x

------------
(1)  Compared to H-GaAs I.

  The Company's H-GaAs IV 0.4 micron five-layer metal GaAs FET technology is capable of achieving higher complexity and lower power dissipation than previous Vitesse technologies. The Company manufactures various standard products as well as ASICs based on the GLX family of gate arrays and the SLX family of standard cell ICs. The GLX family of gate arrays has been designed to offer the same speed as the H-GaAs III family of gate arrays, but with lower power dissipation. This is intended to enable ICs to be packaged in a lower cost plastic package in the 100 MHz to 800 MHz range, thereby offering the customer a lower cost solution in this performance range.

MANUFACTURING

 Wafer Fabrication

  The Company fabricates four-inch wafers at its Camarillo plant in a 6,000 square foot clean room, which has a rating of Class 10 (meaning there are fewer than ten particles larger than 0.5 micron per cubic foot of air). In 1998 the Company started fabricating six-inch wafers at a newly constructed plant in Colorado Springs, Colorado which includes a 15,000 square foot Class 1 clean room. Wafer fabrication equipment used by the Company is generally identical to that used in a sub-micron silicon MOS fabrication facility. Process technology is generally similar to that used in advanced sub-micron silicon process technologies, with certain modifications necessary to accommodate GaAs material properties.

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

  By utilizing standard silicon IC manufacturing equipment the Company is able to employ developments in silicon manufacturing technology to continue to improve minimum feature size, dimension control, deposition and etch capabilities. By eliminating the need for `custom" wafer fabrication equipment, the Company can focus its resources on developing leading process technology rather than on developing expensive customized manufacturing equipment.

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

  The Company's engineering, research and development expenses in fiscal 1998, 1997 and 1996 were $27,915,000, $16,804,000 and $11,045,000, respectively.

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

SALES AND CUSTOMER SUPPORT

  The Company's principal method of selling its products is through direct sales to systems manufacturers by the Vitesse sales force. In certain markets such as Japan, the Company also employs value-added distributors.

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

  The Company's sales headquarters is located in Camarillo, California. The Company has 12 additional sales and field application support offices in the United States, and one each in Germany, Italy and Japan.

  The Company generally warrants its products against defects in materials and workmanship for a period of one year.

LICENSES AND PATENTS

  The Company has been awarded 14 U.S. patents for various aspects of design and process innovations used in the design and manufacture of its products. The Company has two patent applications pending in the U.S. and three patent applications pending in Japan and is preparing to file several more patent applications. The Company believes that patents are of less significance in its industry than such factors as technical expertise, innovative skills and the abilities of its personnel.

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

BACKLOG

  Vitesse's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period and the Company therefore believes that backlog is not a good indicator of future revenue. The Company's backlog scheduled to be shipped in the next six months was $103,000,000 on September 30, 1998, compared to $62,000,000 on September 30,
1997.

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

EMPLOYEES

  As of September 30, 1998, the Company had 590 employees, including 222 in engineering, research and development, 46 in marketing and sales, 299 in operations and 23 in finance and administration. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes its employee relations are good.


ITEM 2.  PROPERTIES

  The Company's executive offices and principal research and development and fabrication facility is located in Camarillo, California, and is being leased under a noncancellable operating lease that expires in 1999. The total space occupied in this building is approximately 80,000 square feet. The Company has a second wafer fabrication facility in Colorado Springs, Colorado that is being leased under a synthetic lease that expires in 2001. The Company has the option to purchase this facility at cost at the end of the lease term. The Company leases an additional 10,000 square feet in Camarillo for product development and 8,000 square feet in Santa Clara, California for a product development and sales office. The Company's Colorado Springs, Colorado facility is in a 100,000 square foot building that is being occupied on a five-year operating lease with a purchase option at the end of the lease. This facility includes a 10,000 square foot clean room for wafer fabrication, and a product development center. The Company also leases space for three other product development centers in Portland, Oregon and Dallas, Texas, and Melbourne, Florida and 15 sales and field application support offices (12 in the United States, two in Europe and one in Japan).


ITEM 3.  LEGAL PROCEEDINGS

  The Company is currently involved in several legal proceedings; however, it believes that none of them would have a material or adverse affect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's shareholders during the last quarter of the fiscal year ended September 30, 1998.

                                    PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The information required by this item which appears on page 11 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

  The selected financial data for each of the five years ended September 30, 1998, which appears on page 10 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item which appears on pages 12 to 20 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information required by this item is included in pages 22 to 36 of the Company's 1998 Annual Report to Shareholders, and is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are as follows:

     Name                        Age   Position
     ----                        ---   --------
     Louis R. Tomasetta           49   President and Chief Executive Officer, Director
     Ian Burrows                  44   Vice President, Wafer Fab
     Robert J. Cutter             43   Vice President & General Manager, Colorado Springs
     Ira Deyhimy                  58   Vice President, Product Development
     Christopher R. Gardner       38   Vice President & General Manager, ATE
     Eugene F. Hovanec            46   Vice President, Finance & Chief Financial Officer
     Jeanne Johnson               57   Vice President, Human Resources
     James Mikkelson              50   Vice President, Technology Devel., Chief Technical Officer
     Michael Millhollan           54   Vice President & General Manager, Data Communications
     Robert Nunn                  37   Vice President & General Manager, Telecommunications
     Neil Rappaport               52   Vice President, Sales
     Ram Venkataraman             58   Vice President, Quality
     James A. Cole                56   Director
     Alex Daly                    37   Director
     Pierre R. Lamond             68   Chairman of the Board
     John C. Lewis                63   Director

  Louis R. Tomasetta, a co-founder of the Company, has been President, Chief Executive Officer and a Director since the Company's inception in February 1987. From 1984 to 1987, he served as President of the integrated circuits division of Vitesse Electronics Corporation. Prior to that, Dr. Tomasetta was the director of the Advanced Technology Implementation department at Rockwell International Corporation. Dr. Tomasetta has over 25 years experience in the management and development of GaAs based businesses, products, and technology. He received B.S., M.S., and Ph.D. degrees in electrical engineering from the Massachusetts Institute of Technology.

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

  Ira Deyhimy, a co-founder of the Company, has been Vice President of Product Development since the Company's inception in February 1987. From 1984 to 1987 he was Vice President, Engineering at Vitesse Electronics Corporation. Prior to that, Mr. Deyhimy was manager of Integrated Circuit Engineering at Rockwell International Corporation. He has over 25 years of experience in GaAs electronics. Mr. Deyhimy received a B.S. degree in physics from the University of California at Los Angeles and an M.S. degree in physics from California State University at Northridge.

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

  James A. Cole has served as a Director of the Company since February 1987. He has been a General Partner of Windward Ventures since 1997 and he has been a General Partner of Spectra Enterprise Associates since 1986. He was a founder and Executive Vice President of Amplica, Inc., a GaAs microwave IC and sub-system company. Mr. Cole also serves as a Director of Giga-Tronics, Inc. and Spectrian Corporation.

   Alex Daly became a Director of the Company in January 1998. He has been President and Chief Executive Officer of Cygnus Solutions, a developer of software tools, since February 1998. From 1995 to 1998 he served as Vice President of Marketing at C-Cube Microsystems, a developer of digital video communications products. From 1990 to 1995, he served at Intel Corporation, a semiconductor company, most recently as director of marketing for the mobile computing group.

  Pierre R. Lamond has been the Chairman of the Board of Directors since the Company's inception in February 1987. Since August 1981, he has been a General Partner of Sequoia Capital, a venture capital firm. Sequoia has financed companies such as Cypress Semiconductor Corporation, Cisco, and C-Cube Microsystems. Mr. Lamond was founder and Vice President of National Semiconductor Corporation. He is also a Director of CKS Group and CombiChem.

  John C. Lewis became a Director of the Company in January 1990. He is currently Chairman of the Board of Directors of Amdahl Corporation, a manufacturer of large general purpose computer storage systems and software products. Before joining Amdahl in 1977, he was President of Xerox Business Systems. Mr. Lewis also serves as a Director of Cypress Semiconductor Corporation and Pinnacle Systems.


Item 11.  Executive Compensation

  This item is answered by reference to the information set forth under the captions "Executive Compensation," "Stock Option Plans," "1991 Employee Stock Purchase Plan," "401(k) Plan" and "Certain Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission on or before December 31, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This item is answered by reference to the information set forth under the caption "Principal Share Ownership" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission on or before December 31, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This item is answered by reference to the information set forth under the caption "Certain Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission on or before December 31, 1998.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

                                                                                                                       Page in
                                                                                                                       -------
   1. Financial Statements:                                                                                         Annual Report
                                                                                                                    -------------
      The financial statements of the Company listed below are incorporated herein by reference to the following pages of the 1998 Annual Report to Shareholders:

      Independent Auditors' Report                                                                                        21
      Consolidated Balance Sheets as of September 30, 1998 and 1997                                                       22
      Consolidated Statements of Operations for the years ended September 30, 1998,
        1997 and 1996                                                                                                     23
      Consolidated Statements of Shareholders' Equity for the years ended September 30,
        1998, 1997 and 1996                                                                                               24
      Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997
        and 1996                                                                                                          25
      Notes to Consolidated Financial Statements                                                                          26

   2. Consolidated Financial Statement Schedules:                                                                        Page
                                                                                                                         ----
      The Consolidated financial statement schedules of the Company  are included in Part IV
        Of this report on the pages indicated:

      Independent Auditors' Report on Consolidated Financial Statement Schedule                                           17

      For the three fiscal years ended September 30, 1998--
        II -- Valuation and Qualifying Accounts                                                                           18

      All other schedules are omitted because they are not applicable or are not required.

   3.    Exhibits:

      See Item 14(c) below.

  (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1998.

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


                                            VITESSE SEMICONDUCTOR CORPORATION


Date:  December 22, 1998                    By: /s/ Eugene F. Hovanec
                                                ---------------------
                                                    Eugene F. Hovanec
                                                  Vice President, Finance
                                                 & Chief Financial Officer


   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signature                      Title                     Date
          ---------                      -----                     ----


    /s/ Louis R. Tomasetta    President and Chief Executive    December 22, 1998
    ----------------------    Officer (Principal Executive
        Louis R. Tomasetta    Officer)



    /s/ Eugene F. Hovanec     Vice President, Finance and      December 22, 1998
    ----------------------    Chief Financial Officer
        Eugene F. Hovanec



    /s/ James A. Cole         Director                         December 22, 1998
    ----------------------
        James A. Cole



    /s/ Alex Daly             Director                         December 22, 1998
    ----------------------
        Alex Daly



    /s/ Pierre R. Lamond      Chairman of the Board            December 22, 1998
    ----------------------    of Directors
        Pierre R. Lamond



    /s/ John C. Lewis         Director                         December 22, 1998
    ----------------------
        John C. Lewis

ITEM 16  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a)  Exhibits

 Exhibit Number
 --------------
     3.1/1/       Certificate of Incorporation of Registrant, as amended to date.
     3.2/2/       Bylaws of Registrant as amended to date.
     4.1/2/       Specimen of Company's Common Stock Certificate.
    10.1/2/       1989 Stock Option Plan.
    10.2/2/       1991 Stock Option Plan.
    10.3/2/       1991 Employee Stock Purchase Plan.
    10.4/2/       1991 Directors' Stock Option Plan.
    10.5/2/       Standard Form of Indemnification Agreement between Registrant and its officers and directors.
    10.6/2//3/    Loan and Security Agreement dated May 8, 1991 between Silicon Valley Bank and Registrant.
    10.7/1/       Amendment to Loan Agreement dated December 28, 1992 between Silicon Valley Bank and Registrant.
    10.8/5/       Amendment to Loan Agreement dated June 14, 1993 between Silicon Valley Bank and Registrant.
    10.9/1/       First Amendment to Lease between Carson Estate Company (formerly Victoria Partnership) and Registrant.
    10.10/2/      Lease dated January 31, 1991 between Camarillo I Development Corporation and Registrant.
    10.11/2/      Standard Form Proprietary Information Agreement.
    10.12/4/      Amendment dated March 23, 1994, to the Loan Agreement dated May 8, 1991, as amended, by and between
                  Silicon Valley Bank and Registrant.
    10.13/5/      Amendment dated December 13, 1994, to the Loan Agreement dated May 8, 1991, as amended, by and between
                  Silicon Valley Bank and Registrant.
    10.14/6/      Amendment dated January 2, 1996, to the Loan Agreement dated May 8, 1991, as amended, by and between
                  Silicon Valley Bank and Registrant.
    10.15/7/      Amendment dated January 22, 1997, to the Loan Agreement dated May 8, 1991, as amended, by and between
                  Silicon Valley Bank and Registrant.
    10.16/7/      Agreement dated October 30, 1996 between ABN AMRO Bank N.V., Lease Plan North America, Inc. and Registrant.
    10.17/7/      Agreement dated August 15, 1997 between ABN AMRO Bank N.V., Lease Plan North America, Inc. and Registrant.
    10.18         Loan modification agreement dated October 10, 1997, to the Loan Agreement dated May 8, 1991, as amended, by and between Silicon Valley Bank and Registrant.
    10.19         Amendment dated January 6, 1998, to the Loan Agreement dated May 8, 1991, as amended, by and between
                  Silicon Valley Bank and Registrant.
    10.20         Agreement dated July 9, 1998 between Metlife Capital Corporation and Registrant.
    13.1          Annual Report to Security Holders
    23.1          Report on Schedule and Consent of Independent Certified Public Accountants.
    27.1          Financial Data Schedule

(1) Incorporated by reference from the Company's annual report on Form 10-K for the period ended September 30, 1992.
(2) Incorporated by reference from the Company's registration statement on Form S-1 (File no. 33-43548), effective December 10, 1991.
(3) Confidential treatment previously granted as to certain portions of these exhibits.
(4) Incorporated by reference from the Company's quarterly report on Form 10Q for the period ended March 30, 1994.
(5) Incorporated by reference from the Company's annual report on Form 10-K for the period ended September 30, 1995.
(6) Incorporated by reference from the Company's annual report on Form 10-K for the period ended September 30, 1996.
(7) Incorporated by reference from the Company's annual report on Form 10-K for the period ended September 30, 1997.

                         Independent Auditors' Report
                         -----------------------------


The Board of Directors
Vitesse Semiconductor Corporation:

Under date of October 14, 1998, we reported on the consolidated balance sheets Vitesse Semiconductor Corporation and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  (signed) KPMG PEAT MARWICK LLP

Los Angeles, California
October 14, 1998

                       VITESSE SEMICONDUCTOR CORPORATION
                SCHEDULE II -- Valuation and Qualifying Accounts
                 Years ended September 30, 1998, 1997 and 1996
                                 (in thousands)

                                           Balance at    Charged to                  Balance
                                          Beginning of   Costs and    Deductions/    at end
                                             Period      Expenses     Write-offs    of Period
                                          ------------   ----------   -----------   ---------

Year ended September 30, 1998
  Deducted from Inventories:
     Reserve for obsolescence                   $3,121       $1,034           ---      $4,155
  Deducted from Accounts Receivable:
     Allowance for doubtful accounts             1,000          790           790       1,000

Year ended September 30, 1997
  Deducted from Inventories:
     Reserve for obsolescence                    2,797        1,988         1,664       3,121
  Deducted from Accounts Receivable:
     Allowance for doubtful accounts               900          500           400       1,000

Year ended September 30, 1996
  Deducted from Inventories:
     Reserve for obsolescence                    2,493        1,347         1,043       2,797
  Deducted from Accounts Receivable:
     Allowance for doubtful accounts               700          200           ---         900