Form 10-Q
period 1998-12-31
VITESSE SEMICONDUCTOR CORP
filed 1999-02-11
CIK 880446

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended
                               December 31, 1998

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

                               ___________________


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:  YES  (  )  NO  (    ).

     AS OF DECEMBER 31, 1998, THERE WERE 74,353,845 SHARES OF $0.01 PAR VALUE COMMON STOCK OUTSTANDING.


================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                                                                Page Number
PART I       FINANCIAL INFORMATION

   Item 1    Financial Statements:

             Condensed Consolidated Balance Sheets as of December 31, 1998            2
             and September 30, 1998

             Condensed Consolidated Statements of Operations for the Three            3
             Months ended December 31, 1998 and December 31, 1997

             Condensed Consolidated Statements of Cash Flows for the Three            4
             Months ended December 31, 1998 and December 31, 1997

             Notes to Condensed Consolidated Financial Statements                     5

   Item 2    Management's Discussion and Analysis of                                  6
             Financial Condition and Results of Operations

PART II      OTHER INFORMATION

   Item 6    Exhibits and Reports on Form 8-K                                        13

                                     PART I
                             FINANCIAL INFORMATION
                       VITESSE SEMICONDUCTOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                       Dec. 31, 1998  Sept. 30, 1998
                                                       -------------  --------------
                                                        (Unaudited)
                                     ASSETS
Current assets:                                             $ 82,414      $ 70,684
 Cash and cash equivalents                                    82,780        91,610
 Short-term investments                                       45,507        39,953
 Accounts receivable, net                                     17,993        16,795
 Inventories, net                                              3,319         3,008
   Prepaid expenses                                           20,982        20,982
 Deferred tax asset                                         --------      --------
                                                             252,995       243,032
  Total current assets                                      --------      --------
                                                              60,964        56,455
Property and equipment, net                                   68,471        68,704
Restricted long-term deposits                                 15,706           220
Intangible and other assets                                 --------      --------
                                                            $398,136      $368,411
                                                            ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                           $ 12,789      $ 13,898
 Accrued expenses and other current liabilities               12,169         9,481
 Income taxes payable                                         10,972         4,199
 Capital lease obligations                                       102           145
                                                            --------      --------
     Total current liabilities                                36,032        27,723
                                                            --------      --------
Other liabilities                                              2,730           ---
Shareholders' equity:
 Common stock, $.01 par value. Authorized 100,000,000
  shares; issued and outstanding 74,353,845 shares on
  Dec. 31, 1998, and 73,788,136 shares on Sept. 30, 1998         744           738
 Additional paid-in capital                                  302,745       299,503
 Retained earnings                                            55,885        40,447
                                                            --------      --------
     Shareholders' equity                                    359,374       340,688
                                                            --------      --------
                                                            $398,136      $368,411
                                                            ========      ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (in thousands, except share and per share data)

                                          Dec. 31, 1998  Dec. 31, 1997
                                          -------------  -------------
Revenues                                    $    60,179    $    34,701
                                            -----------    -----------

Costs and expenses:
 Cost of revenues                                22,961         14,194
 Engineering, research & development              9,565          5,555
 Selling, general & administrative                7,019          4,262
                                            -----------    -----------
     Total costs and expenses                    39,545         24,011
                                            -----------    -----------

Income from operations                           20,634         10,690

Other income, net                                 2,409          2,283
                                            -----------    -----------

Income before income taxes                       23,043         12,973
Income taxes                                      7,605          2,594
                                            -----------    -----------

Net income                                  $    15,438    $    10,379
                                            ===========    ===========

Net income per share:
 Basic                                            $0.21          $0.14
                                            ===========    ===========
 Diluted                                          $0.19          $0.13
                                            ===========    ===========

Shares used in per share computations:
   Basic                                     74,040,681     71,905,428
                                            ===========    ===========
   Diluted                                   80,904,968     78,116,052
                                            ===========    ===========



See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                          Three Months Ended
                                                                    ------------------------------
                                                                    Dec. 31, 1998   Dec. 31, 1997
                                                                    --------------  --------------
Cash flows from operating activities:
Net income                                                               $ 15,438        $ 10,379
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                              4,834           2,786
Change in assets and liabilities:
  (Increase) decrease in:
   Accounts receivable, net                                                (5,554)         (2,696)
   Inventories                                                             (1,198)           (782)
   Prepaid expenses                                                          (311)           (810)
   Other assets                                                               ---             213
  Increase (decrease) in:
   Accounts payable                                                        (1,109)          1,044
   Accrued expenses and other current liabilities                           2,688             386
   Income taxes payable                                                     6,773           2,594
                                                                         --------        --------
     Net cash provided by operating activities                             21,561          13,114
                                                                         --------        --------

Cash flows from investing activities:
 Short-term investments                                                     8,830          48,255
 Capital expenditures                                                      (9,218)         (4,705)
 Restricted long-term deposit                                                 233         (13,113)
 Payment for purchase of company                                          (13,040)            ---
                                                                         --------        --------
     Net cash (used in) provided by investing activities                  (13,195)         30,437
                                                                         --------        --------

Cash flows from financing activities:
 Principal payments under capital lease obligations & term loans              (43)           (131)
 Proceeds from issuance of common stock, net                                3,407             300
                                                                         --------        --------
     Net cash provided by financing activities                              3,364             169
                                                                         --------        --------

     Net increase in cash & cash equivalents                               11,730          43,720
Cash & cash equivalents at beginning of period                             70,684          97,358
                                                                         --------        --------
Cash & cash equivalents at end of period                                 $ 82,414        $141,078
                                                                         ========        ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                               $      4        $      6
                                                                         ========        ========
  Income taxes                                                           $    832        $    ---
                                                                         ========        ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements are unaudited and include the accounts of Vitesse Semiconductor Corporation and its subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated. In management's opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. This report should be read in conjunction with the audited financial statements presented in the 1998 Annual Report. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company's audited financial statements for fiscal year 1998 contained in the Annual Report have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.

   Where necessary, prior periods' information has been reclassified to conform to the current period condensed consolidated financial statement presentation.

   On April 21, 1998, the Board of Directors approved a 2 for 1 stock split of the Company's Common Stock that was effected on May 26, 1998. All references to the number of common shares, weighted average number of common shares and per share data for all periods presented have been adjusted to reflect the stock split.

   The Company has adopted SFAS No. 128,"Earnings Per Share." The Company's financial statements for December 31, 1998 and for comparable prior periods presented include the disclosures required by SFAS No. 128.


NOTE 2.  BUSINESS COMBINATIONS

   On November 25, 1998 the Company acquired all of the equity interests of Vermont Scientific Technologies, Inc. (VTEK) for $13.0 million cash and $2.7 million in notes payable. VTEK provides integrated circuit design services primarily in the telecommunications industry. In conjunction with the transaction, the company recorded goodwill and other identifiable intangibles with useful lives ranging from 5 to 15 years. The transaction is being accounted for as a purchase. Accordingly, the operations of VTEK are included from the date of acquisition. VTEK is not a significant subsidiary, and therefore proforma data is not presented herein.


NOTE 3.  SUBSEQUENT EVENT

   On January 21, 1999, the Company completed the acquisition of all of the equity interests of Serano Systems Corporation (Serano) by issuing 327,628 shares of the Company's common stock. Serano is a leader in enclosure platform management solutions for Fibre Channel and SCSI server and storage subsystems. The transaction will be accounted for under the pooling of interests method.

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

RESULTS OF OPERATIONS

   Revenues

   Total revenues in the first quarter of fiscal 1999 were $60.2 million, a 73% increase over the $34.7 million recorded in the first quarter of fiscal 1998 and a 11% increase over the $54.1 million recorded in the prior quarter. The increase in total revenues was due to an increase in the number of units shipped to customers in the communications and ATE markets.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the first quarter of fiscal 1999 was 38.2% compared to 40.9% in the first quarter of fiscal 1998 and 38.8% in the prior quarter. The decrease in cost of revenues as a percentage of total revenues resulted primarily from a reduction in per unit costs associated with increased utilization of the Company's Camarillo and Colorado Springs wafer fabrication facilities, as well as improved yields at both facilities.

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

   Engineering, Research and Development Costs

   Engineering, research and development expenses were $9.6 million in the first quarter of fiscal 1999 compared to $5.6 million in the first quarter of fiscal 1998 and $8.5 million in the prior quarter. The increases were principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs were 16% in each of the first quarters of 1999 and 1998. The Company's engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $7.0 million in the first quarter of 1999, compared to $4.3 million in the first quarter of 1998 and $6.3 million in the prior quarter. The increase in SG&A expenses was due to increased headcount, higher commissions earned by sales representatives resulting from increased sales, and increased advertising costs. As a percentage of total revenues, SG&A expenses decreased to 11.7% in the first quarter of 1999 from 12.3% in the first quarter of 1998 and was unchanged from the prior quarter. The decrease from the first quarter of 1998 was the result of the Company's revenues growing faster than SG&A expenses.

   Other Income, Net

   Other income consists of interest income, net of interest and other expenses. Other income increased to $2.4 million in the first quarter of fiscal 1999 from $2.3 million in the first quarter of 1998 and in the prior quarter due to higher average cash, short-term investments and long-term deposit balances.

   Income Taxes

   The Company recorded a provision for income taxes in the amount of $7.6 million in the first quarter of fiscal 1999 and $2.6 million in the first quarter of fiscal 1998, representing an effective rate of 33% and 20% respectively. The increase in the effective tax rate is due to the full utilization in previous years of available net operating loss carryforwards. The Company expects the effective tax rate to be 33% in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

   The Company generated $21.6 million and $13.1 million from operating activities in the first quarters of 1999 and 1998, respectively. The increase in cash flow from operations was principally due to an improvement in profitability.

   Investing Activities

   Capital expenditures, principally for manufacturing and test equipment, were $9.2 million in the first quarter of fiscal 1999 compared to $4.7 million in the first quarter of fiscal 1998. The Company intends to continue investing in manufacturing, test and engineering equipment. Additionally, as discussed in
Note 2 above, the Company paid $13.0 million in cash for the purchase of VTEK during the first quarter of fiscal 1999.

   Financing Activities

   In the first quarter of fiscal 1999, the Company generated $3.4 million of cash from financing activities primarily from the proceeds from the issuance of common stock.

   Management believes that the Company's cash and cash equivalents, short-tem investments, cash flow from operations are adequate to finance its planned growth and operating needs for the next 12 months.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130,"Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has determined that the impact of adopting the standard will not be material to the financial position or results of operations of the Company.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131," Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting of operating segment information in annual financial statements and in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only result in additional disclosures.

                  FACTORS AFFECTING FUTURE OPERATING RESULTS

CUSTOMER AND INDUSTRY CONCENTRATION

   The Company is, and intends to continue, focusing its sales efforts on a relatively small number of companies in the communications and ATE markets that require high performance ICs. Certain of these companies are also competitors of Vitesse.

VARIABILITY OF QUARTERLY RESULTS

   The Company's quarterly results of operations have varied significantly in the past and may continue to do so in the future. These variations have been due to a number of factors, including: the loss of major customers; variations in manufacturing yields; the timing and level of new product and process development costs; changes in inventory levels; changes in the type and mix of products being sold; changes in manufacturing capacity and variations in the utilization of this capacity; and customer design changes, delays or cancellations. From time to time the Company has also incurred significant new product and process development costs due to the Company's policy of expensing costs as incurred relating to the manufacture of new products and the development of new process technologies. There can be no assurance that the Company will not incur such charges or experience revenue declines in the future.

MANUFACTURING CAPACITY LIMITATIONS; NEW PRODUCTION FACILITY

   During fiscal 1998, the Company began volume commercial production at its six-inch wafer fabrication facility in Colorado Springs, Colorado. The facility includes a 10,000 square-foot Class 1 clean room with the capacity for future expansion to 15,000 square feet. The successful continued operation of the new wafer fabrication facility, as well as the Company's overall production operations, will be subject to numerous risks. The Company has limited experience with the operation of equipment or the processes involved in producing finished six-inch wafers. The Company does not have excess production capacity at its Camarillo facility to offset any failure of the new facility to meet planned production goals. As a result of these and other factors, the failure of the Company to continue successful operation of the new wafer fabrication facility could have a material adverse effect on its business,
operating results or financial condition.   The Company will also have to
effectively coordinate and manage the Colorado Springs and Camarillo facilities to successfully meet its overall production goals. The Company has limited experience in coordinating and managing full-scale production facilities which are located at different sites. The failure to successfully coordinate and manage the two sites could adversely affect the Company's overall production and could have a material adverse effect on its business, operating results or financial condition.

COMPETITION

   The high-performance semiconductor market is highly competitive and subject to rapid technological change, price erosion and heightened international competition. The communications and ATE industries, which are primary target markets for the Company, are also becoming intensely competitive because of deregulation and heightened international competition, among other factors. The Company currently competes against other GaAs-based fabrication operations of systems companies, such as Rockwell, and Silicon IC manufacturers employing ECL and BiCMOS technologies such as Fujitsu, Hewlett Packard, Motorola, National Semiconductor, Texas Instruments and Applied Micro Circuits Corporation. Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, in lower-frequency applications, the Company faces increasing competition from CMOS-based products, particularly as the performance of such products continues to improve.

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

YEAR 2000

   The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. This can affect both information technology (IT) and non-IT systems, as non-IT systems typically include embedded technology such as microcontrollers.

   The Company is evaluating and addressing Year 2000 issues associated with its IT and non-IT systems. Many of the IT and non-IT systems are compliant. Other systems, which have been identified as noncompliant, are planned to be replaced or upgraded. Certain non-IT systems in Vitesse's manufacturing facility have not been fully evaluated for Year 2000 compliance. The Company anticipates that remediation and testing will be substantially complete not later than July 1999 at a cost not material to the consolidated financial statements.

   The Company's products have no specific date functions or date dependencies and will operate according to specifications through the Year 2000 date rollover and thereafter.

   The Company may also be affected by customer or supplier Year 2000 issues. The Company has contacted critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant, or to monitor their progress toward Year 2000 compliance. Based on inquiries made, the Company does not anticipate any interruptions in services provided by critical suppliers.

   Management believes that Year 2000 issues will not materially impact the Company's business, operating results or financial condition. The most likely worst case would be minor delays in production and shipments. The Company has not yet fully developed contingency plans to address any failure of its Year 2000 risk assessment plan to identify and fully remediate any significant risk to its ongoing operations. Development of contingency plans is in progress and will be completed by July 1999.

   The information set forth above and elsewhere in this quarterly report relating to year 2000 issues constitutes a "Year 2000 Readiness Disclosure," as such term is defined by the Year 2000 Information and Readiness Disclosure Act of 1998, enacted October 19, 1998 (Public Law 105-271, 112 State 2386).

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



                           VITESSE SEMICONDUCTOR CORPORATION


February 11, 1999            By: /s/ Eugene F. Hovanec
                                 ---------------------------
                                 Eugene F. Hovanec
                                 Vice President, Finance and
                                 Chief Financial Officer