Form 10-Q
period 1999-03-31
VITESSE SEMICONDUCTOR CORP
filed 1999-05-13
CIK 880446

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended
                                March 31, 1999
                                      or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ...... to ......

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

     As of March 31, 1999, there were 76,022,394 shares of $0.01 par value common stock outstanding.

================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------


                                                                          Page Number


PART I                             FINANCIAL INFORMATION


   Item 1      Financial Statements:

               Condensed Consolidated Balance Sheets as of March 31, 1999       2
               and September 30, 1998

               Condensed Consolidated Statements of Operations for the Three    3
               Months ended March 31, 1999, March 31, 1998 and
               December 31, 1998 and the Six Months ended March 31, 1999
               and March 31, 1998

               Condensed Consolidated Statements of Cash Flows for the          4
               Six Months ended March 31, 1999 and March 31, 1998

               Notes to Condensed Consolidated Financial Statements             6

   Item 2      Management's Discussion and Analysis of                          8
               Financial Condition and Results of Operations

   Item 3      Quantitative and Qualitative Disclosure About Market Risk       14

PART II        OTHER INFORMATION

   Item 4      Submission of Matters to a Vote of Security Holders             15

   Item 6      Exhibits and Reports on Form 8-K                                15

                                    PART I
                             FINANCIAL INFORMATION
                       VITESSE SEMICONDUCTOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                         Mar. 31, 1999         Sept. 30, 1998
                                                         -------------         --------------
                                    ASSETS                (Unaudited)
Current assets:
 Cash and cash equivalents                                    $ 97,569               $ 70,684
 Short-term investments                                         87,870                 91,610
 Accounts receivable, net                                       48,124                 39,953
 Inventories, net                                               20,493                 16,795
 Prepaid expenses                                                4,823                  3,008
 Deferred tax asset                                             27,396                 20,982
                                                              --------               --------
  Total current assets                                         286,275                243,032
                                                              --------               --------
Property and equipment, net                                     65,649                 56,455
Restricted long-term deposits                                   67,110                 68,704
Intangible assets                                               15,321                    ---
Other assets                                                     5,647                    220
                                                              --------               --------
                                                              $440,002               $368,411
                                                              ========               ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
 Accounts payable                                             $ 13,421               $ 13,898
 Accrued expenses and other current liabilities                 13,052                  9,481
 Income taxes payable                                              ---                  4,199
 Capital lease obligations                                          69                    145
                                                              --------               --------
     Total current liabilities                                  26,542                 27,723
                                                              --------               --------
Other liabilities                                                2,725                    ---
Shareholders' equity:
 Common stock, $.01 par value.  Authorized 100,000,000
  shares; issued and outstanding 76,022,394 shares on
  Mar. 31, 1999, and 73,788,136 shares on Sept. 30, 1998           760                    738
 Additional paid-in capital                                    337,078                299,503
 Retained earnings                                              72,897                 40,447
                                                              --------               --------
     Total shareholders' equity                                410,735                340,688
                                                              --------               --------
                                                              $440,002               $368,411
                                                              ========               ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)


                                                         Three Months Ended                       Six Months Ended
                                            ---------------------------------------------   -----------------------------
                                            Mar. 31, 1999   Mar. 31, 1998   Dec. 31, 1998   Mar. 31, 1999   Mar. 31, 1998
                                            -------------   -------------   -------------   -------------   -------------

Revenues, net                                 $    66,863     $    40,212     $    60,179     $   127,042     $    74,913

Costs and expenses:
 Cost of revenues                                  24,907          16,012          22,961          47,868          30,206
 Engineering, research & development               10,669           6,462           9,565          20,234          12,017
 Selling, general & administrative                  7,688           4,849           7,019          14,707           9,111
                                              -----------     -----------     -----------     -----------     -----------
  Total costs & expenses                           43,264          27,323          39,545          82,809          51,334
                                              -----------     -----------     -----------     -----------     -----------

Income from operations                             23,599          12,889          20,634          44,233          23,579
Other income, net                                   2,735           2,181           2,409           5,144           4,464
                                              -----------     -----------     -----------     -----------     -----------

Income before income taxes                         26,334          15,070          23,043          49,377          28,043
Income taxes                                        8,689           3,014           7,605          16,294           5,608
                                              -----------     -----------     -----------     -----------     -----------

Net income                                    $    17,645     $    12,056     $    15,438     $    33,083     $    22,435
                                              ===========     ===========     ===========     ===========     ===========

Net income per share
 Basic                                              $0.24           $0.17           $0.21           $0.44           $0.31
                                              ===========     ===========     ===========     ===========     ===========
 Diluted                                            $0.22           $0.15           $0.19           $0.41           $0.29
                                              ===========     ===========     ===========     ===========     ===========

Shares used in per share computations:
 Basic                                             75,036          72,356          74,041          74,565          72,150
                                              ===========     ===========     ===========     ===========     ===========
 Diluted                                           81,902          78,777          80,905          81,486          78,548
                                              ===========     ===========     ===========     ===========     ===========




See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                             Six Months Ended
                                                                      -------------------------------
                                                                      Mar. 31, 1999    Mar. 31, 1998
                                                                      --------------   --------------
Cash flows from operating activities:
Net income                                                                 $ 33,083         $ 22,435
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                               10,068            6,144
Change in assets and liabilities:
  (Increase) decrease in, net of effects of acquisition:
   Accounts receivable, net                                                  (8,171)          (7,707)
   Inventories                                                               (3,698)          (1,681)
   Prepaid expenses                                                          (1,815)          (1,153)
   Other assets                                                                 ---             (228)
  Increase (decrease) in:
   Accounts payable                                                            (477)          (4,876)
   Accrued expenses and other current liabilities                             3,571              647
   Income taxes payable                                                       6,601            5,324
                                                                           --------         --------
     Net cash provided by operating activities                               39,162           18,905
                                                                           --------         --------

Cash flows from investing activities:
 Maturities of short-term investments                                         3,740            6,433
 Capital expenditures                                                       (18,897)         (19,826)
 Restricted long-term deposits                                                1,594          (13,113)
 Payment for purchase of company                                            (13,040)             ---
                                                                           --------         --------
     Net cash used in investing activities                                  (26,603)         (26,506)
                                                                           --------         --------

Cash flows from financing activities:
 Principal payments under capital lease obligations & term loans                (76)            (179)
 Proceeds from issuance of common stock, net                                 14,402            2,665
                                                                           --------         --------
     Net cash provided by financing activities                               14,326            2,486
                                                                           --------         --------

     Net increase (decrease) in cash and cash equivalents                    26,885           (5,115)
Cash & cash equivalents at beginning of period                               70,684           97,358
                                                                           --------         --------
Cash & cash equivalents at end of period                                   $ 97,569         $ 92,243
                                                                           ========         ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                  (Unaudited)
                                 (in thousands)

                                                                         Six Months Ended
                                                                   -----------------------------
                                                                   Mar. 31, 1999   Mar. 31, 1998
                                                                   -------------   -------------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                               $     7            $ 25
                                                                         =======            ====
  Income taxes                                                           $ 1,582            $248
                                                                         =======            ====

Supplemental disclosures of non-cash transactions:
 Issuance of stock options in purchase acquisition                       $   300            $  0
                                                                         =======            ====
 Issuance of common stock in acquisition, net of beginning
  retained earnings adjustment                                           $ 1,109            $  0
                                                                         =======            ====
 Issuance of notes payable in acquisition                                $ 2,725            $  0
                                                                         =======            ====
 Increase in equity associated with tax benefit from exercise
 of stock options                                                        $22,643            $  0
                                                                         =======            ====

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Significant Accounting Policies

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

Computation of Net Income per Share
-----------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share and became effective for both interim and annual periods ending after December 15, 1997. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

The reconciliation of shares used to calculate basic and diluted income per share consists of the following (in thousands):

                                                          Three Months Ended               Six Months Ended
                                                     -----------------------------   -------------   ----------------
                                                     Mar. 31, 1999   Mar. 31, 1998   Mar. 31, 1999    Mar. 31, 1998
                                                     -------------   -------------   -------------   ----------------
Shares used in basic per share computations --
     weighted average shares outstanding                    75,036          72,356          74,565             72,150
Net effect of dilutive common share equivalents
   based on treasury stock method                            6,866           6,421           6,921              6,398
                                                            ------          ------          ------             ------
Shares used in diluted per share computations               81,902          78,777          81,486             78,548
                                                            ======          ======          ======             ======

Options to purchase 141,551 shares and 27,500 were outstanding at March 31, 1999 and 1998, respectively, but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares, and therefore the effect would be antidilutive.

Comprehensive Income
--------------------

On October 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has no components of other comprehensive income. Therefore comprehensive income is the same as the reported net income.

Segment Reporting
-----------------
On October 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting operating segment information in annual financial statements and interim reports issued to shareholders. Disclosure will be included in the Company's annual financial statements.

Reclassifications and Restatements
----------------------------------
Where necessary, prior periods' information has been reclassified to conform to the current period condensed consolidated financial statement presentation.

On April 21, 1998, the Board of Directors approved a 2 for 1 stock split of the Company's Common Stock that was effected on May 26, 1998. All references to the number of common shares, weighted average number of common shares and per share data for all periods presented have been adjusted to reflect the stock split.


Note 2.  Business Combinations

   On November 25, 1998 the Company acquired all of the equity interests of Vermont Scientific Technologies, Inc. (VTEK) for $13.0 million cash and $2.7 million in notes payable. VTEK provides integrated circuit design services primarily in the telecommunications industry. In conjunction with the transaction, the Company recorded goodwill and other identifiable intangibles amounting to $9.9 million and $5.9 million, respectively, with useful lives ranging from 5 to 15 years. The transaction is being accounted for as a purchase. Accordingly, the operations of VTEK are included from the date of acquisition. VTEK is not a significant subsidiary, and therefore proforma data is not presented herein.

       On January 21, 1999, the Company issued 327,628 shares of its common stock in exchange for all of the outstanding shares of Serano Systems Corporation (Serano). Serano is a leader in enclosure platform management solutions for Fibre Channel and SCSI server and storage subsystems. The transaction was accounted for as an immaterial pooling of interests, and accordingly, the consolidated financial statements have been prepared as if Serano had been combined beginning January 1, 1999. Consolidated financial statements for periods prior to January 1, 1999 have not been restated. The Company recorded an adjustment to beginning equity to reflect the 327,628 shares issued in the transaction and Serano's shareholders equity of $633,000 at January 1, 1999.



Note 3.    Inventories

Inventories consist of the following (in thousands):

                                              March 31,   Sept. 30,
                                                1999        1998
                                               -------     -------
Raw Materials                                  $ 3,650     $ 2,949
Work in process and finished goods              16,843      13,846
                                               -------     -------
                                               $20,493     $16,795
                                               =======     =======

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

Results of Operations

   Revenues

   Total revenues in the second quarter of fiscal 1999 were $66.9 million, a 66% increase over the $40.2 million recorded in the second quarter of fiscal 1998 and an 11% increase over the $60.2 million recorded in the prior quarter. For the six months ended March 31, 1999, total revenues were $127.0 million, a 70% increase over the $74.9 million recorded in the six months ended March 31, 1998. The increase in total revenues in the second quarter of 1999 and in the six months ended March 31, 1999 was primarily due to an increase in the number of units shipped to customers in the communications and ATE markets.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the second quarter of fiscal 1999 was 37.3% compared to 39.8% in the second quarter of fiscal 1998 and 38.2% in the prior quarter. The decrease in cost of revenues as a percentage of total revenues resulted primarily from a reduction in per unit costs associated with increased utilization of the Company's Camarillo and Colorado Springs wafer fabrication facilities, as well as improved yields at both facilities.

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

   Engineering, Research and Development Costs

   Engineering, research and development expenses were $10.7 million in the second quarter of fiscal 1999 compared to $6.5 million in the second quarter of fiscal 1998 and $9.6 million in the prior quarter. For the six months ended March 31, 1999, engineering, research and development costs were $20.2 million compared to $12.0 million in the six months ended March 31, 1998. The increases were principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs were 16% in each of the second quarters of 1999 and 1998, in the prior quarter, and in the six months ended March 31, 1999 and 1998. The Company's engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $7.7 million in the second quarter of 1999, compared to $4.8 million in the second quarter of 1998 and $7.0 million in the prior quarter. For the six months ended March 31, 1999, SG&A expenses were $14.7 million compared to $9.1 million in the same period in 1998. The increase in SG&A expenses was due to increased headcount, higher commissions earned by sales representatives resulting from increased sales, and increased advertising costs. As a percentage of total revenues, SG&A expenses decreased to 11.5% in the second quarter of 1999 from 12.1% in the second quarter of 1998, and from 11.7% in the prior quarter. For the six months ended March 31, 1999, SG&A expenses as a percentage of total revenues decreased to 11.6% from 12.2% in the comparable period a year ago. The decreases were the result of the Company's revenues growing faster than SG&A expenses.

   Other Income, Net

   Other income consists of interest income, net of interest and other expenses. Other income increased to $2.7 million in the second quarter of fiscal 1999 from $2.2 million in the second quarter of 1998 and from $2.4 million in the prior quarter. For the six months ended March 31, 1999, other income increased to $5.1 million from $4.5 million in the comparable period a year ago. The increases are due to higher average cash, short-term investments and long-term deposit balances.

   Income Taxes

   The Company recorded a provision for income taxes in the amount of $8.7 million in the second quarter of fiscal 1999 and $3.0 million in the second quarter of fiscal 1998, representing an effective rate of 33% and 20% respectively. The increase in the effective tax rate is due to the full utilization in previous years of available net operating loss carryforwards. The Company expects the effective tax rate to be 33% in fiscal 1999.

Liquidity and Capital Resources

   Operating Activities

   The Company generated $39.2 million and $18.9 million from operating activities in the six month periods ended March 31, 1999 and 1998, respectively. The increase in cash flow from operations was principally due to an improvement in profitability.

   Investing Activities

   Capital expenditures, principally for manufacturing and test equipment, were $18.9 million in the six month period ended March 31, 1999 compared to $19.8 million in the six month period ended March 31, 1998. The Company intends to continue investing in manufacturing, test and engineering equipment. Additionally, as discussed in Note 2 above, the Company paid $13.0 million in cash for the purchase of VTEK during the first quarter of fiscal 1999.

   Financing Activities

   In the six month period ended March 31, 1999, the Company generated $14.3 million of cash from financing activities primarily from the proceeds from the issuance of common stock.

   Management believes that the Company's cash and cash equivalents, short-tem investments, and cash flow from operations are adequate to finance its planned growth and operating needs for the next 12 months.

                   Factors Affecting Future Operating Results

Customer and Industry Concentration

   The Company is, and intends to continue, focusing its sales efforts on a relatively small number of companies in the communications and ATE markets that require high performance ICs. Certain of these companies are also competitors of Vitesse.

Variability of Quarterly Results

   The Company's quarterly results of operations have varied in the past and may do so in the future. These variations have been due to a number of factors, including: the loss of major customers; variations in manufacturing yields; the timing and level of new product and process development costs; changes in inventory levels; changes in the type and mix of products being sold; changes in manufacturing capacity and variations in the utilization of this capacity; and customer design changes, delays or cancellations. In the past, the Company has also incurred significant new product and process development costs due to the Company's policy of expensing costs as incurred relating to the manufacture of new products and the development of new process technologies. There can be no assurance that the Company will not incur such charges or experience revenue declines in the future.

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

Risks Associated With Recent and Future Acquisitions

     During the past year, the Company has made two strategic acquisitions. Acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of acquired operations, products and personnel. To the extent that efforts to integrate recent and future acquisitions fail, there could be a material adverse effect on results of operations. In addition, acquisitions by the Company have the potential to result in dilutive issuances of equity securities, the incurrence of substantial debt, and amortization expenses related to goodwill and other intangible assets. While the Company does not have any binding obligations with respect to any particular material acquisition, management frequently evaluates the strategic opportunities available to it and may in the near-term or long-term future pursue additional acquisitions of complementary products, technologies or businesses.

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

   The Company may also be affected by customer or supplier Year 2000 issues. The Company has contacted critical and significant suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant, or to monitor their progress toward Year 2000 compliance. Based on inquiries made, the Company does not anticipate any interruptions in services provided by critical suppliers.

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

   The information set forth above and elsewhere in this quarterly report relating to Year 2000 issues constitutes a "Year 2000 Readiness Disclosure," as such term is defined by the Year 2000 Information and Readiness Disclosure Act of 1998, enacted October 19, 1998 (Public Law 105-271, 112 State.2386).


Item 3.  Quantitative and Qualitative Disclosure About Market Risk - None

                                    PART II
                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     On January 26, 1999, the Company held its regular Annual Meeting of Stockholders. The purpose of the meeting was to elect Directors to serve for the ensuing year and to ratify the appointment of KPMG LLP as independent auditors for the Company for the 1999 fiscal year. The following individuals were elected to serve as Directors for the ensuing year:



Name                                            Age                 Principal Occupation
----                                            ---                 --------------------
 Pierre R. Lamond                                68                 General Partner of Sequoia Capital and Chairman
                                                                    of the Board of Directors of the Company
 James A. Cole                                   56                 General Partner of Windward Ventures and
                                                                    Spectra Enterprise Associates
 Alex Daly                                       37                 President and Chief Executive Officer of Cygnus
                                                                    Solutions
 John C. Lewis                                   63                 Chairman of Amdahl Corporation
 Louis R. Tomasetta                              50                 President, Chief Executive Officer and Director of
                                                                    the Company


Additionally, the following items were voted upon and approved by the shareholders:

                                                                                          Against or              Votes
                                                                    Votes for             Withheld              Abstained
                                                                   ----------             --------              ---------
Ratification of appointment of KPMG LLP
as independent auditors for the fiscal year
ending September 30, 1999                                          66,261,755              27,938                 39,732


Item 6.  Exhibits & Reports on Form 8-K

   (a) Exhibits

       Exhibit 27 Financial Data Schedule.

   (b) Reports on Form 8-K

       None.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           VITESSE SEMICONDUCTOR CORPORATION


May 13, 1999               By:   /s/ Eugene F. Hovanec
                                 _____________________________________
                                 Eugene F. Hovanec
                                 Vice President, Finance and
                                 Chief Financial Officer