Form 10-Q
period 1999-06-30
VITESSE SEMICONDUCTOR CORP
filed 1999-08-13
CIK 880446

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 June 30, 1999

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

                          --------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days:  Yes  ( x )  No  (   ).

     As of June 30, 1999, there were 76,735,152 shares of $0.01 par value common stock outstanding.

================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                                                           Page Number
PART I         FINANCIAL INFORMATION

   Item 1      Financial Statements:

               Condensed Consolidated Balance Sheets as of June 30, 1999        2
               and September 30, 1998

               Condensed Consolidated Statements of Operations for the Three    3
               Months ended June 30, 1999, June 30, 1998 and
               March 31, 1999 and the Nine Months ended June 30, 1999
               and June 30, 1998

               Condensed Consolidated Statements of Cash Flows for the          4
               Nine Months ended June 30, 1999 and June 30, 1998

               Notes to Condensed Consolidated Financial Statements             6

   Item 2      Management's Discussion and Analysis of                          8
               Financial Condition and Results of Operations

   Item 3      Quantitative and Qualitative Disclosure About Market Risk       15


PART II        OTHER INFORMATION

   Item 6      Exhibits and Reports on Form 8-K                                15

                                     PART I
                             FINANCIAL INFORMATION
                       VITESSE SEMICONDUCTOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                           June 30, 1999  Sept. 30, 1998
                                                           -------------  --------------
                                                            (Unaudited)
                                     ASSETS

Current assets:
 Cash and cash equivalents                                      $ 72,216   $ 70,684
 Short-term investments                                          126,773     91,610
 Accounts receivable, net                                         64,992     39,953
 Inventories, net                                                 22,715     16,795
 Prepaid expenses                                                  3,969      3,008
 Deferred tax asset                                               29,769     20,982
                                                                --------   --------
     Total current assets                                        320,434    243,032
                                                                --------   --------
Property and equipment, net                                       74,934     56,455
Restricted long-term deposits                                     67,007     68,704
Intangible assets                                                 14,961        ---
Other assets                                                         214        220
                                                                --------   --------
                                                                $477,550   $368,411
                                                                ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                               $ 10,833   $ 13,898
 Accrued expenses and other current liabilities                   13,632      9,481
 Income taxes payable                                              2,595      4,199
 Capital lease obligations                                            29        145
                                                                --------   --------
     Total current liabilities                                    27,089     27,723
                                                                --------   --------
Other liabilities                                                  2,725        ---
Shareholders' equity:
 Common stock, $.01 par value.  Authorized 100,000,000
  shares; issued and outstanding 76,735,152 shares on
  June 30, 1999, and 73,788,136 shares on Sept. 30, 1998             767        738
 Additional paid-in capital                                      354,668    299,503
 Retained earnings                                                92,301     40,447
                                                                --------   --------
     Total shareholders' equity                                  447,736    340,688
                                                                --------   --------
                                                                $477,550   $368,411
                                                                ========   ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)


                                                         Three Months Ended                       Nine Months Ended
                                            ---------------------------------------------   -----------------------------
                                            June 30, 1999   June 30, 1998   Mar. 31, 1999   June 30, 1999   June 30, 1998
                                            -------------   -------------   -------------   -------------   -------------

Revenues, net                                     $73,044         $46,108         $66,863        $200,086        $121,021

Costs and expenses:
 Cost of revenues                                  26,736          18,168          24,907          74,604          48,374
 Engineering, research & development               11,743           7,375          10,669          31,977          19,392
 Selling, general & administrative                  8,347           5,635           7,688          23,054          14,746
                                                  -------         -------         -------        --------        --------
  Total costs & expenses                           46,826          31,178          43,264         129,635          82,512
                                                  -------         -------         -------        --------        --------

Income from operations                             26,218          14,930          23,599          70,451          38,509
Other income, net                                   2,743           2,467           2,735           7,887           6,931
                                                  -------         -------         -------        --------        --------

Income before income taxes                         28,961          17,397          26,334          78,338          45,440
Income taxes                                        9,557           3,470           8,689          25,851           9,078
                                                  -------         -------         -------        --------        --------

Net income                                        $19,404         $13,927         $17,645        $ 52,487        $ 36,362
                                                  =======         =======         =======        ========        ========

Net income per share
 Basic                                            $  0.25         $  0.19         $  0.24        $   0.70        $   0.50
                                                  =======         =======         =======        ========        ========
 Diluted                                          $  0.24         $  0.18         $  0.22        $   0.64        $   0.46
                                                  =======         =======         =======        ========        ========

Shares used in per share computations:
 Basic                                             76,336          72,979          75,036          75,162          72,434
                                                  =======         =======         =======        ========        ========
 Diluted                                           82,399          79,348          81,902          81,588          78,703
                                                  =======         =======         =======        ========        ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                             Nine Months Ended
                                                                      -------------------------------
                                                                      June 30, 1999    June 30, 1998
                                                                      --------------   --------------
Cash flows from operating activities:
Net income                                                                 $ 52,487         $ 36,362
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                               16,188            9,591
Change in assets and liabilities:
  (Increase) decrease in, net of effects of acquisition:
   Accounts receivable, net                                                 (25,039)         (13,653)
   Inventories, net                                                          (5,920)          (3,174)
   Prepaid expenses                                                            (961)          (1,661)
   Other assets                                                                   6              174
  Increase (decrease) in, net of effects of acqisition:
   Accounts payable                                                          (3,065)          (4,755)
   Accrued expenses and other current liabilities                             4,151            2,029
   Income taxes payable                                                      24,180            8,077
                                                                           --------         --------
     Net cash provided by operating activities                               62,027           32,990
                                                                           --------         --------

 Cash flows from investing activities:
 Purchases of short-term investments                                        (35,163)         (27,299)
 Capital expenditures                                                       (33,942)         (23,134)
 Restricted long-term deposits                                                1,697          (20,180)
 Payment for purchase of company                                            (13,040)             ---
                                                                           --------         --------
     Net cash used in investing activities                                  (80,448)         (70,613)
                                                                           --------         --------

Cash flows from financing activities:
 Principal payments under capital lease obligations & term loans               (116)            (222)
 Proceeds from issuance of common stock, net                                 20,069            4,922
                                                                           --------         --------
     Net cash provided by financing activities                               19,953            4,700
                                                                           --------         --------

     Net increase (decrease) in cash and cash equivalents                     1,532          (32,923)
Cash and cash equivalents at beginning of period                             70,684           97,358
                                                                           --------         --------
Cash and cash equivalents at end of period                                 $ 72,216         $ 64,435
                                                                           ========         ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                  (Unaudited)
                                 (in thousands)


                                                                           Nine Months Ended
                                                                     -----------------------------
                                                                     June 30, 1999   June 30, 1998
                                                                     -------------   -------------

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                               $    10          $   30
                                                                         =======          ======
  Income taxes                                                           $ 1,670          $1,001
                                                                         =======          ======

Supplemental disclosures of non-cash transactions:
 Issuance of stock options in purchase acquisition                       $   300          $  ---
                                                                         =======          ======
 Issuance of common stock in acquisition, net of beginning
  retained earnings adjustment                                           $ 1,109          $  ---
                                                                         =======          ======
 Issuance of notes payable in acquisition                                $ 2,725          $  ---
                                                                         =======          ======
 Increase in equity associated with tax benefit from exercise
  of stock options                                                       $34,573          $  ---
                                                                         =======          ======


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

   Computation of Net Income per Share


   The reconciliation of shares used to calculate basic and diluted income per share consists of the following (in thousands):

                                                          Three Months Ended               Nine Months Ended
---------------------------------------------------------------------------------   -----------------------------
                                                     June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                     -------------   -------------   -------------   -------------
Shares used in basic per share computations -
  weighted average shares outstanding                   76,336          72,979          75,162           72,434
Net effect of dilutive common share equivalents
  based on treasury stock method                         6,063           6,369           6,426           6,269
                                                        ------          ------          ------           ------
Shares used in diluted per share computations           82,399          79,348          81,588           78,703
                                                        ======          ======          ======           ======

   Options to purchase 117,863 shares and 72,736 that were outstanding at June 30, 1999 and 1998, respectively, were not included in the computation of diluted net income per share because the exercise price of such options was greater than the average market price of the common shares, and therefore would be antidilutive.

   Comprehensive Income

   On October 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has no components of other comprehensive income. Therefore comprehensive income is the same as reported net income.

   Segment Reporting

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

Note 2.  Subsequent Event

   On July 16, 1999 the Company completed the acquisition of all of the equity interests of XaQti Corporation ("XaQti") for 1,092,245 shares of Common Stock valued at $65 million. XaQti is a supplier of integrated circuits for the data communication industry. The transaction will be accounted for under the pooling of interests method.

   The following unaudited proforma data summarizes the combined results of operations of Vitesse and XaQti as if the combination had been consummated on June 30, 1999 (in thousands, except per share).

                        Three months ended     Nine months ended
                        ------------------     -----------------

Revenues, net               $73,262                $200,562
                            =======                ========

Net income                  $18,111                $ 48,449
                            =======                ========
Net income per share

Basic                       $  0.23                $   0.64
                            =======                ========
Diluted                     $  0.22                $   0.59
                            =======                ========

Note 3.  Business Combinations

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

       On January 21, 1999, the Company issued 327,628 shares of its common stock in exchange for all of the outstanding shares of Serano Systems Corporation (Serano). Serano is a provider of enclosure platform management solutions for Fibre Channel and SCSI server and storage subsystems. The transaction was accounted for as an immaterial pooling of interests, and accordingly, the consolidated financial statements have been prepared as if Serano had been combined beginning January 1, 1999. Consolidated financial statements for periods prior to January 1, 1999 have not been restated. The Company recorded an adjustment to beginning equity to reflect the 327,628 shares issued in the transaction and Serano's shareholders equity of $633,000 at January 1, 1999.

Note 4.      Inventories, net

Inventories consist of the following (in thousands):

                                          June 30, 1999   Sept. 30, 1998
----------------------------------------------------------------------
Raw Materials                                 $ 4,100          $ 2,949
Work in process and finished goods             18,615           13,846
                                              -------          -------
                                              $22,715          $16,795
                                              =======          =======


                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

   The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), in particular, in "Results of Operations-- Income Taxes," and in "Liquidity and Capital Resources--Investing and Financing Activities," and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

Results of Operations

   Revenues

   Total revenues in the third quarter of fiscal 1999 were $73.0 million, a 58% increase over the $46.1 million recorded in the third quarter of fiscal 1998 and a 9% increase over the $66.9 million recorded in the prior quarter. For the nine months ended June 30, 1999, total revenues were $200.1 million, a 65% increase over the $121.0 million recorded in the nine months ended June 30, 1998. The increase in total revenues in the third quarter of 1999 and in the nine months ended June 30, 1999 was primarily due to an increase in the number of units shipped to customers in the communications and ATE markets.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the third quarter of fiscal 1999 was 36.6% compared to 39.4% in the third quarter of fiscal 1998 and 37.3% in the prior quarter. The decrease in cost of revenues as a percentage of total revenues resulted primarily from a reduction in per unit costs associated with increased utilization of the Company's Camarillo and Colorado Springs wafer fabrication facilities, as well as improved yields at both facilities.

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

   Engineering, Research and Development Costs

   Engineering, research and development expenses were $11.7 million in the third quarter of fiscal 1999 compared to $7.4 million in the third quarter of fiscal 1998 and $10.7 million in the prior quarter. For the nine months ended June 30, 1999, engineering, research and development costs were $31.9 million compared to $19.4 million in the nine months ended June 30, 1998. The increases were principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs were 16% in each of the third quarters of 1999 and 1998, in the prior quarter, and in the nine months ended June 30, 1999 and 1998. The Company's engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $8.3 million in the third quarter of 1999, compared to $5.6 million in the third quarter of 1998 and $7.7 million in the prior quarter. For the nine months ended June 30, 1999, SG&A expenses were $23.1 million compared to $14.7 million in the same period in 1998. The increase in SG&A expenses was due to increased headcount, higher commissions earned by sales representatives resulting from increased sales, and increased advertising costs. As a percentage of total revenues, SG&A expenses decreased to 11% in the third quarter of 1999 from 12% in both the third quarter ended June 30, 1998 and in the prior quarter. For the nine month periods ended June 30, 1999 and June 30, 1998, SG&A expenses as a percentage of total revenues were 12%.

   Other Income, Net

   Other income consists of interest income, net of interest and other expenses. Other income increased to $2.7 million in the third quarter of fiscal 1999 from $2.5 million in the third quarter of 1998 and was unchanged from the prior quarter. For the nine months ended June 30, 1999, other income increased to $7.9 million from $6.9 million in the comparable period a year ago. The increases are due to higher average cash, short-term investments and long-term deposit balances.

   Income Taxes

   The Company recorded a provision for income taxes in the amount of $9.6 million in the third quarter of fiscal 1999 and $3.5 million in the third quarter of fiscal 1998, representing an effective rate of 33% and 20% respectively. The increase in the effective tax rate is due to the full utilization in previous years of available net operating loss carryforwards. The Company expects the effective tax rate to be 33% in fiscal 1999.

Liquidity and Capital Resources

   Operating Activities

   The Company generated $62.0 million and $32.9 million from operating activities in the nine month periods ended June 30, 1999 and 1998, respectively. The increase in cash flow from operations was principally due to an improvement in profitability.

   Investing Activities

   Capital expenditures, principally for manufacturing and test equipment, were $33.9 million in the nine month period ended June 30, 1999 compared to $23.1 million in the nine month period ended June 30, 1998. The Company intends to continue investing in manufacturing, test and engineering equipment. Additionally, as discussed in Note 2 above, the Company paid $13.0 million in cash for the purchase of VTEK during the first quarter of fiscal 1999.

   Financing Activities

   In the nine month period ended June 30, 1999, the Company generated $20 million of cash from financing activities primarily from the proceeds from the issuance of common stock associated with the exercise of stock options.

   Management believes that the Company's cash and cash equivalents, short-tem investments, and cash flow from operations are adequate to finance its planned growth and operating needs for the next 12 months.

                   Factors Affecting Future Operating Results

We Are Dependent on a Small Number of Customers in a Few Industries

   We intend to continue focusing our sales effort on a small number of customers in the communications and test equipment markets that require high-performance integrated circuits. Some of these customers are also our competitors. In fiscal 1998, our two largest customers accounted for 23% and 15% of our total revenues and no other customers accounted for more than 10% of our total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

Our Operating Results May Fluctuate

   Our quarterly revenues and expenses may fluctuate in the future. These variations may be due to a number of factors, many of which are outside our control. Factors that could affect our future operating results include the following:

 .  The loss of major customers
 . Variations, delays or cancellations of orders and shipments of our products . Reduction in the selling prices of our products
 .  Significant changes in the type and mix of products being sold
 .  Delays in introducing new products
 .  Design changes made by our customers
 .  Our failure to manufacture and ship products on time
 .  Changes in manufacturing capacity, the utilization of this capacity and manufacturing yields
 . Variations in product and process development costs; and . Changes in inventory levels

   In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. The occurrence of any of the above factors could have a material adverse effect on our business and on our financial results.

We Have Limited Manufacturing Capacity and We Depend on a New Production
Facility

   During 1998, we started producing high-performance integrated circuits at our new six-inch wafer fabrication factory in Colorado Springs, Colorado. This facility includes a 10,000 square-foot Class I clean room with capacity for
future expansion to 15,000 square feet.   We are faced with several risks in the
successful operation of this facility as well as in our overall production operations. We have only produced finished four-inch wafers in the past and we have limited experience with the equipment and processes involved in producing finished six-inch wafers. We do not have excess production capacity at our Camarillo plant to offset failure of the new Colorado facility to meet production goals. Consequently, our failure to successfully operate the new facility could severely damage financial results.

   We also must now effectively coordinate and manage two facilities. We have limited experience in managing production facilities located at two different sites, and our failure to successfully do so could have a material adverse effect on our business and operating results.

We Have Risks Associated With Recent and Future Acquisitions

   During the past nine months, we have made two strategic acquisitions. These acquisitions may result in the diversion of management's attention from the day-to-day operations of the Company's business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially adversely affected. In addition, acquisitions we have made or will make could result in dilutive issuances of equity securities, substantial debt, and amortization expenses related to goodwill and other intangible assets. We do not have any binding obligations with respect to any particular acquisition, however our management frequently evaluates strategic opportunities available. In the future we may pursue additional acquisitions of complementary products, technologies or businesses.

Our Industry is Highly Competitive

   The high-performance semiconductor market is extremely competitive and is characterized by rapid technological change, price-erosion and increased international competition. The communications and test equipment industries, which are our primary target markets, are also becoming intensely competitive because of deregulation and international competition. We compete directly or indirectly with the following categories of companies:

 . Gallium Arsenide fabrication operations of systems companies such as Rockwell and Fujitsu

 .  Silicon high-performance integrated circuit manufacturers who use Emitter
   Coupled Logic ("ECL") or Bipolar Complementary Metal-Oxide-Semiconductor BiCMOS technologies such as Hewlett Packard, Fujitsu, Motorola, National Semiconductor, Texas Instruments and Applied Micro Circuits Corporation

   Additionally, in lower frequency applications we face increased competition with Complementary Metal-Oxide-Semiconductor ("CMOS")-based products, particularly as the performance of these products continues to improve. Our current and prospective competitors include many large companies that have substantially greater marketing, financial, technical and manufacturing resources than we have.

   Competition in the markets that we serve is primarily based on price/performance, product quality and the ability to deliver products in a timely fashion. Some prospective customers may be reluctant to adopt our products because of perceived risks relating to H-GaAs ("High-integration Gallium Arsenide") technology. Additionally, product qualification is typically a lengthy process and some prospective customers may be unwilling to invest the time or expense necessary to qualify suppliers such as Vitesse. Prospective customers may also have concerns about the relative advantages of our products compared to more familiar silicon-based semiconductors. Further, customers may also be concerned about relying on a relatively small company for a critical sole-sourced component. To the extent we fail to overcome these challenges, there could be material and adverse effects on our business and financial results.

Asian Economic Issues

   Our international business is subject to risks customarily encountered overseas such as the recent financial turmoil in Asia. Although we have not been materially impacted by the recent downturn in the Asian economy, similar problems in the future could affect us adversely.

We Must Keep Pace With Product and Process Development and Technological Change

   The market for our products is characterized by rapid changes in both product and process technologies. We believe that our success to a large extent depends on our ability to continue to improve our product and process technologies and to develop new products and technologies in order to maintain our competitive position. Further, we must adapt our products and processes to technological changes and adopt emerging industry standards. Our failure to accomplish any of the above could have a negative impact on our business and financial results.

We Are Dependent on Key Suppliers

   We manufacture our products using a variety of components procured from third-party suppliers. Most of our high-performance integrated circuits are
packaged by third parties.   Other components and materials used in our
manufacturing process are available from only a limited number of sources. Any difficulty in obtaining sole- or limited-sourced parts or services from third parties could affect our ability to meet scheduled product deliveries to customers. This in turn could have a material adverse effect on our customer relationships, business and financial results.

Our Manufacturing Yields Are Subject to Fluctuation

   Semiconductor fabrication is a highly complex and precise process. Defects in masks, impurities in the materials used, contamination of the manufacturing environment and equipment failures can cause a large percentage of wafers or die to be rejected. Manufacturing yields vary among products, depending on a particular high-performance integrated circuit's complexity and on our experience in manufacturing it. In the past, we have experienced difficulties in achieving acceptable yields on some high-performance integrated circuits, which has led to shipment delays. Our overall yields are lower than yields obtained in a mature silicon process because we manufacture a large number of different products in limited volume and because our process technology is less developed. We anticipate that many of our current and future products may never be produced in volume.

   Since a majority of our manufacturing costs are relatively fixed, maintaining the number of shippable die per wafer is critical to our operating results. Yield decreases can result in higher unit costs and may lead to reduced gross profit and net income. We use estimated yields for valuing work-in-process inventory. If actual yields are materially different than these estimates, we may need to revalue work-in-process inventory. Consequently, if any of our current or future products experience yield problems, our financial results may be adversely affected.

Our Business is Subject to Environmental Regulations

   We are subject to various governmental regulations related to toxic, volatile and other hazardous chemicals used in our manufacturing process. Our failure to comply with these regulations could result in the imposition of fines or in the suspension or cessation of our operations. Additionally, we may be restricted in our ability to expand operations at our present locations or we may be required to incur significant expenses to comply with these regulations.

Our Failure to Manage Growth May Adversely Affect Us

   The management of our growth requires qualified personnel, systems and other resources. In particular, the continued operation of the new facility in Colorado Springs and its integration with the Camarillo facility will require significant management, technical and administrative resources. Additionally, we have recently established several product design centers worldwide. Finally, we acquired Vermont Scientific Technologies, Inc. in November 1998 and Serano Systems Corporation in January 1999, and we have only limited experience in integrating the operations of acquired businesses. Failure to manage our growth or to successfully integrate new and future facilities or newly acquired businesses could have a material adverse effect on our business and financial results.

We Are Dependent on Key Personnel

   Due to the specialized nature of our business, our success depends in part upon attracting and retaining the services of qualified managerial and technical personnel. The competition for qualified personnel is intense. The loss of any our key employees or the failure to hire additional skilled technical personnel could have a material adverse effect on our business and financial results.

Our Business Could Be Impacted by Year 2000 Issues

   The "Year 2000 Problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that contain date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This can affect both information technology (IT) and non-IT systems such as manufacturing equipment, as the latter may contain date-sensitive embedded devices such as microcontrollers.

   We have formed an internal task force to evaluate Year 2000 issues associated with both our IT and non-IT systems. Many of these systems are already compliant. We have replaced or upgraded other systems that have been identified as non-compliant. As of July 1999 we are substantially complete in our remediation and testing efforts. None of our products are date-sensitive and will operate according to specifications through the Year 2000 and thereafter.

   To date, we have not incurred incremental material costs associated with our efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. Furthermore, we believe that future costs associated with these compliance efforts will not be material.

   We may also be affected by Year 2000 compliance by our suppliers and customers. We have contacted several critical suppliers to determine whether the products and services they provide are Year 2000 compliant or to monitor their progress towards being fully compliant. Our business and results of operations could experience material adverse effects if our key suppliers were to experience Year 2000 issues that caused them to delay shipment of critical components to us.

   Based on our efforts to date, we do not believe that the Year 2000 Problem will have a material impact on our business or financial results. The most reasonably likely worst case would be minor delays in production and shipments. We are in the process of developing a contingency plan detailing actions that will be taken in the event that our compliance efforts fail to fully remediate any risk to our operations and expect that it will be completed by August 1999. The information in this risk factor is "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk - None


                                    PART II
                               OTHER INFORMATION


Item 6.  Exhibits & Reports on Form 8-K

   (a) Exhibits

       Exhibit 27 - Financial Data Schedule.

   (b) Reports on Form 8-K - None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           VITESSE SEMICONDUCTOR CORPORATION


August 13, 1999              By: /s/Eugene F. Hovanec
                                 --------------------
                                 Eugene F. Hovanec
                                 Vice President, Finance and
                                 Chief Financial Officer