Form 10-K405
period 1999-09-30
VITESSE SEMICONDUCTOR CORP
filed 1999-12-23
CIK 880446

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
             [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended September 30, 1999

                                      or

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]


     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 1999 as reported on the Nasdaq National Market, was approximately $6,612,689,548. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


     As of December 2, 1999, the registrant had outstanding 157,018,307 shares of Common Stock.


================================================================================

                                    PART I

Item 1.  Business

     Certain statements in this Annual Report on Form 10-K, including certain statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Vitesse Semiconductor Corporation ("the Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results" for certain factors that could cause actual results to differ materially from these forward-looking statements.

     The Company is a leading supplier of high-performance integrated circuits ("ICs") targeted at systems manufacturers in the communications and automatic test equipment ("ATE") markets. As a result of the deployment of communications standards such as SONET/SDH, IP, ATM, Fibre Channel and Gigabit Ethernet as well as other advances, there has been growing demand for high-performance ICs to meet the increasingly rigorous standards of the communications industries. The requirements for high-performance ICs in the ATE industry have also become more stringent in order to meet testing requirements of increasingly faster and more complex ICs. In fiscal 1999, sales of communications and ATE products represented 81% and 19%, respectively, of the Company's total revenues. The Company's major customers include Cisco, Fujitsu, IBM, LTX, Lucent, Schlumberger, Seagate, Tellabs and Sun Microsystems.

     Vitesse was incorporated in the state of Delaware in 1987. The Company's principal offices are located at 741 Calle Plano, Camarillo, California, and its phone number is (805) 388-3700.

Background

  Communications

     Public communications networks, such as those used by interexchange long distance carriers ("IXCs") and local exchange carriers ("LECs") and specialized networks such as those used by Internet service providers, are experiencing dramatic growth in traffic. The volume of information required to be transmitted across public networks has increased significantly in recent years as a result of a variety of factors, including the increase in data transmission and facsimile use, the rapid growth of the Internet, the increase in demand for high speed interconnectivity between wide area networks ("WANs") and local area networks ("LANs"), and the growing demand for remote network access. Public network service providers have been required to upgrade their infrastructure to provide high-speed data services to customers to meet these needs in addition to providing their standard telephone services. Infrastructure improvements to public networks have most prominently included a dramatic increase in the deployment of fiber optic technology to replace conventional copper wire. Since optical fiber offers substantially greater capacity, is less error prone and is easier to administer than copper wire, it has become the transmission medium of choice for IXCs and, increasingly, LECs.

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

     More recently, the demand for system bandwidth is being addressed by transmitting multiple channels on a single fiber by a technique called wavelength division multiplexing ("WDM"). The adoption of WDM has enabled system operators to significantly increase system bandwidth without having to deploy additional fiber cables, a long and costly process. While WDM increases the bandwidth carried by each optical fiber, it does not reduce the number of electronic components required. Instead, WDM has accelerated the growth of SONET/SDH deployment by eliminating fiber installation as a growth limiter.

     Among the standards and protocols that are emerging to address the increase in volume and complexity of data flowing through today's networks are Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP"). ATM is based on fixed-size packets, called cells, and is designed to efficiently integrate voice, data and video and easily scale in bandwidth. IP is a packet-based protocol that is generally accepted as the industry standard for LAN data transfer and is being increasingly used in WANs as well. Both ATM and IP packet switching network technologies are being deployed over optical networks based on the complementary SONET/SDH standards, known as ATM over SONET and Packet over SONET ("POS"). Fiber optic applications designed to the SONET/SDH and ATM standards use data transmission rates of 155 MHz, 622 MHz, 2.5 GHz or 10 GHz.

     Performance improvements in processors and peripherals, along with the transition to distributed architectures such as client/server and external storage area networks ("SANs"), have spawned the need for very high speed data interconnect and networking applications. This has led to a focus on the methods of inter-connecting high-performance computers, peripheral equipment, storage devices and networks.

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

    All of these trends in the communications market have resulted in increased demand for communication ICs to meet the speed, performance and bandwidth requirements of high-performance systems.

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

     These changes have also led to major revisions in ATE architectures. Historically, ATE systems were primarily based on a central resource architecture where timing and pattern generation hardware and software were centralized and allocated as needed to groups of pins on the "device under test" ("DUT"). Central resource architecture works best with relatively simple ICs, but with newer, higher complexity devices, the test environment can be significantly different for each pin. This has led to a "tester-per-pin" architecture in which tester resources are dedicated to each pin of the DUT. This rapid increase in system complexity has resulted in a marked increase in the number of electronic components needed in the pin channel. These factors have led ATE designers to seek to increase component integration. The Company believes that the low power dissipation and high complexity of its ICs, which permit systems to be built with fewer ICs, are well-suited for the increasingly demanding requirements of present generation ATE equipment.

Strategy

     The Company's strategy includes the following elements:

  Target Growing Markets

     Vitesse targets the growing communications and ATE markets. Within the communications markets, the Company's products are used in emerging high-growth areas such as SONET/SDH, ATM, IP, Fibre Channel, and Gigabit Ethernet, which require ICs that are capable of high-bandwidth data transmission.

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

  Provide Complete Customer Solutions

     One of the key elements of the Company's strategy is to address, in addition to the physical layer, upper layers of high-performance communications systems such as the switching and processing layers. This provides customers with complete chip solutions for major portions of their hardware. Further, it enables the Company to build defensible barriers against competitors who only offer a partial or single circuit solution.

  Develop "Technology  Transparent" Products

     The Company believes that there is a variety of process technologies available to meet the requirements of the broad range of products that its customers need. The Company endeavors to offer chip solutions to its customers using the most appropriate process technology for the particular application. In addition to its internal wafer fabrication facilities, the Company subcontracts its CMOS products to three state-of-the-art semiconductor foundries. The Company intends to qualify other process technologies and foundries in the future.

  Establish Close Relationships with Customers' Engineering Management

     The Company establishes close relationships with its customers' engineering management and believes these relationships enable it to better understand the customers' needs and win designs for existing and new systems.

Pursue Strategic Acquisitions

     The Company frequently evaluates opportunities to enhance its products and technologies through the acquisition of complementary products, technologies and businesses. In fiscal 1999, the Company completed three such acquisitions.

Products and Customers

  Communications

     The Company offers several products that address the needs of high-performance communications systems at the 622 Mb/s, 1.0 Gb/s, 1.25 Gb/s, 2.5 Gb/s and 10 Gb/s data rates for the SONET, ATM, IP, Fibre Channel and Gigabit Ethernet markets. These products support the increasing speed requirements of transmission channels and the transmission of multiple channels on a single fiber. Today, most SONET systems utilize the 2.5 Gb/s (OC-48) standard, though use of the 10 Gb/s (OC-192) standard is starting to emerge. The Company developed its first 2.5 Gb/s ICs in 1987 and today has a wide range of 2.5 Gb/s ICs in the SONET market. Among the products offered in this area are multiplexers, demultiplexers, switch cores, clock generation and recovery circuits, laser drivers optoelectronic receivers and amplifiers. These cost effective solutions for transmission, control and switching provide wide design margins, increased integration and overall lower system costs to the communications market.

     Today's internet data networking systems require ever increasing levels of integration, functionality and performance to meet stringent customer requirements for higher bandwidth, reduced cost and shorter time to market. In order to meet this challenge, complete line card and switch fabric chip set solutions are being demanded from suppliers. The Company is addressing this need with an expanding set of POS/ATM framers, ethernet Media Access Controllers, packet processors and switch fabrics, which are ideally suited for high performance switch and router applications. These products address the need for high bandwidth ports supporting STS-12, STS-48, STS-192 and Gigabit Ethernet and allow aggregate system bandwidths from 20 Gb/s to greater than 250 Gb/s. The recent acquisition of XaQti Corporation has added active-flow processor technology to the Company, forming the core of packet processing components.

     The Company's Fibre Channel ICs allow for the very fast transfer of large volumes of data in SANs, JBOD ("Just a Bunch of Disks") and RAID ("Redundant Array of Inexpensive Disks") subsystems, and peripheral devices, surpassing the capacity of today's SCSI interfaces.

     The entire line of the Company's Fibre Channel ICs focuses on eliminating bandwidth bottlenecks in SANs, monitoring of vital statistics within the system, and supplanting SCSI devices in today's fastest networks. The Company's range of ICs for disk drives, hub and repeaters, host adapters, JBOD and RAID systems, port bypass circuits and switches service the Fibre Channel market with high bandwidth solutions for copper, fiber optic and backplane interconnects. The Company has developed 2.0 Gb/s ICs that will increase bandwidth and further reduce bottlenecks in the storage marketplace. The Company has also developed physical layer interface products for the Gigabit Ethernet market. These Gigabit Ethernet products increase the bandwidth of LAN backbones to 1.25 Gb/s as new standards for LAN backbones emerge.

     The Company offers a line of gigabit analog chipsets for fiber optic interfaces. Its 622 Mb/s, 1.0 Gb/s and 2.5 Gb/s ICs are utilized in SONET/SDH, Gigabit Ethernet, and Fibre Channel subsystems. The Company introduced the first low power, high-volume optoelectronic IC in 1995. These small ICs reduce board space requirements and lower overall system costs. Vitesse is currently expanding its higher speed optoelectronic product line to meet rapidly emerging datacom and telecom requirements.

     Today's system designers need to overcome the limitations of parallel interfaces used in system backplanes, such as timing problems, impedance matching and physical size. The Company's backplane products utilize a serial approach and eliminate limitations by supplying compact and simple interconnects. The Company also supplies a series of crosspoint switches for use in telecom and datacom applications. These backplane and switch ICs synchronize buffering across bits, words, or channels to eliminate data skew.

     Communications products accounted for 81% and 74% of the Company's total revenues for fiscal 1999 and 1998, respectively. In fiscal 1999, the Company's significant communications customers included Alcatel, Ciena, Cisco, Ericsson, Fujitsu, IBM, Lucent, NEC, Seagate, Sun Microsystems and Tellabs.

  Automated Test Equipment

     ATE products accounted for 19% and 26% of the Company's total revenues for fiscal 1999 and fiscal 1998, respectively. Vitesse provides gate arrays and custom products that offer a combination of high complexity, low power dissipation and high speed for ATE. More recently, the Company has introduced a line of standard products targeted at the ATE industry. In fiscal 1999, the Company's significant ATE customers included Ando, Credence, Integrated Measurement Systems, LTX, Schlumberger and Teradyne.

     The Company's ten largest customers accounted for approximately 66% and 69% of total revenues in fiscal 1999 and fiscal 1998, respectively. In fiscal 1999 and fiscal 1998, sales to Lucent accounted for 18% and 23%, respectively, of the Company's total revenues, and sales to Schlumberger accounted for 14% and 15%, respectively, of the Company's total revenues.

Technology

     The Company uses Gallium Arsenide ("GaAs") as the substrate in the internal manufacturing of its products. GaAs has inherent physical properties which allow electrons to move several times faster than within silicon. This higher electron mobility provides the Company with the flexibility to manufacture ICs that operate at much higher speeds than silicon devices or to operate at the same speeds with reduced power consumption. The Company employs proprietary H-GaAs process technology based on a refractory metal self-aligned gate ("SAG") process. SAG technology is universally used in the manufacture of complex silicon ICs. The process structure and logic implementation of the Company's GaAs ICs are similar to a traditional silicon MOS process.

Manufacturing

  Wafer Fabrication

     The Company fabricates four-inch wafers at its Camarillo, California plant in a 6,000 square foot clean room, which has a rating of Class 10 (meaning there are fewer than ten particles larger than 0.5 micron per cubic foot of air). In 1998 the Company started fabricating six-inch wafers at a newly constructed plant in Colorado Springs, Colorado which includes a 15,000 square foot Class 1 clean room. Wafer fabrication equipment used by the Company is generally identical to that used in a sub-micron silicon MOS fabrication facility. Process technology is generally similar to that used in advanced sub-micron silicon process technologies, with certain modifications necessary to accommodate GaAs material properties.

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

     The Company outsources the manufacturing of its silicon-based products to suppliers that deliver either finished wafers or fully assembled and tested products. The Company's semiconductor subcontractors include IBM, Taiwan Semiconductor Manufacturing Corporation and LSI Logic.

  Assembly and Test

     A majority of the Company's ICs are packaged by third parties. For final testing, the Company utilizes advanced automated VLSI testers and has constructed several custom testers. However, in many cases, the Company cannot test its products at full speed and must rely on numerous sub-circuit path measurements to determine the performance of the IC.

  Components and Raw Materials

     The Company manufactures its products using a variety of components procured from third-party suppliers. A majority of the Company's integrated circuits are packaged by third parties. Certain components, materials and services are available from only a limited number of sources. GaAs substrates and other raw materials and equipment used in the production of the Company's ICs are available from several suppliers. Although lead times are occasionally extended in the industry, the Company has not experienced any material difficulty in obtaining raw materials or assembly services.

Engineering, Research and Development

     The market for the Company's products is characterized by rapid changes in both GaAs and silicon process technologies. Because of continual improvements in these technologies, the Company believes that its future success will depend largely on its ability to continue to improve its product and process technologies, to develop new technologies in order to maintain the performance of its products relative to competitors, to adapt its products and process technologies to technological changes and to adopt emerging industry standards.

  Product Research and Development

     The Company's present product research and development efforts are focused on developing new products for its communications and ATE product lines. Considerable design effort is being expended to increase the speed and complexity and reduce the power dissipation of the Company's products.

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

     The Company's engineering, research and development expenses in fiscal 1999, 1998 and 1997 were $49.2 million, $33.0 million and $19.1 million, respectively.

Competition

     The high-performance semiconductor market is highly competitive and subject to rapid technological change, price erosion and heightened international competition. The communications and ATE industries, which are the primary target markets for the Company, are also becoming intensely competitive because of deregulation and international competition. The Company currently competes primarily directly with the following categories of companies:

 .    GaAs fabrication operations of companies such as Conexant and Fujitsu.

 .    Silicon high-performance integrated circuit manufacturers which use Emitter
     Coupled Logic ("ECL"), Bipolar Complementary Metal-Oxide-Semiconductor ("BiCMOS") or Complementary Metal-Oxide-Semiconductor ("CMOS") technologies such as Hewlett Packard, Fujitsu, Motorola, Lucent Technologies, Texas Instruments and Applied Micro Circuits Corporation.

 .    Internal integrated circuit manufacturing units of systems companies such as Lucent Technologies, Siemens and Fujitsu.

     Many of these companies have substantially greater marketing, financial, technical and manufacturing resources than those of the Company.

     Competition in the Company's markets is primarily based on price/performance, product quality and the ability to deliver products in a timely fashion. Product qualification is typically a lengthy process and some prospective customers may be unwilling to invest the time or expense necessary to qualify suppliers such as the Company. Prospective customers may also have concerns about the relative advantages of our products compared to more familiar silicon-based semiconductors. Further, customers may also be concerned about relying on a relatively small company for a critical sole-sourced component.

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

     The Company's sales headquarters is located in Camarillo, California. The Company has 13 additional sales and field application support offices in the United States, and one each in Germany, Italy, Japan and United Kingdom.

     The Company generally warrants its products against defects in materials and workmanship for a period of one year.

Licenses and Patents

     The Company has been awarded 15 U.S. patents for various aspects of design and process innovations used in the design and manufacture of its products. The Company has two patent applications pending in the U.S., three patent applications pending in Japan and is preparing to file several more patent applications. The Company believes that patents are of less significance in its industry than such factors as technical expertise, innovative skills and the abilities of its personnel.

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

Employees

     As of September 30, 1999, the Company had 790 employees, including 346 in engineering, research and development, 68 in marketing and sales, 345 in operations and 31 in finance and administration. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes its employee relations are good.

Item 2.  Properties

     The Company's executive offices and principal research and development and fabrication facility is located in Camarillo, California, and is being leased under a non-cancellable operating lease that expires in 2009. The total space occupied in this building is approximately 111,000 square feet. The Company has a second wafer fabrication facility in Colorado Springs, Colorado that is being leased under a synthetic lease that expires in 2001. The Company has the option to purchase this facility at cost at the end of the lease term. The Company leases an additional 43,000 square feet in Camarillo for product development and 21,000 square feet in Santa Clara, California for product development and sales offices. The Company's Colorado Springs, Colorado facility is in a 100,000 square foot building that is being occupied on a five-year non-cancellable operating lease with a purchase option at the end of the lease. This facility includes a 10,000 square foot clean room for wafer fabrication, and a product development center. The Company also leases space for six other product development centers in Oregon, Texas, Florida, Vermont, New Hampshire and Copenhagen, Denmark, and 16 sales and field application support offices (13 in the United States, three in Europe and one in Japan).

Item 3.  Legal Proceedings

     The Company is currently involved in several legal proceedings; however, it believes that resolution of these matters, if resolved against the Company, would not have a material and adverse affect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     On Thursday, September 9, 1999, the Company held a Special Meeting of Stockholders. At the meeting, the Company's stockholders approved a proposal to amend the Company's Amended and Restated Certificate of Incorporation to provide for an increase in authorized shares of Common Stock, par value $.01 per share, of the Company from 100,000,000 to 250,000,000 shares.

     The vote on this proposal was as follows:

     FOR: 60,661,526
          -------------
     AGAINST: 6,148,424
              ---------
     ABSTAIN: 90,748
              ---------

                                    PART II

Item 5.  Market for Company's Common Stock and Related Stockholder Matters

     The information required by this item appears on page 11 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

     The selected financial data for each of the five years ended September 30, 1999, appears on page 10 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item appears on pages 12 to 20 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     None.

Item 8.  Financial Statements and Supplementary Data

     Information required by this item is included in pages 22 to 36 of the Company's 1999 Annual Report to Shareholders, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are as follows:

         Name                           Age      Position
         ----                           ---      --------
              Louis R. Tomasetta         50      President and Chief Executive Officer, Director
              Christopher R. Gardner     39      Vice President & General Manager, Telecommunications
              Eugene F. Hovanec          47      Vice President, Finance & Chief Financial Officer
              Kenneth M. Jones           36      Vice President & General Manager, ATE
              James Mikkelson            51      Vice President, Technology Devel., Chief Technical Officer
              Michael Millhollan         55      Vice President & General Manager, Data Communications
              Neil Rappaport             53      Vice President, Sales
              James A. Cole              57      Director
              Alex Daly                  38      Director
              Pierre R. Lamond           69      Chairman of the Board
              John C. Lewis              64      Director

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

     Christopher R. Gardner joined the Company in February 1987 and held various engineering and engineering management positions through September 1996 when he became Vice President & General Manager, ATE. In April 1999, he became Vice President & General Manager, Telecommunications. Prior to 1987, Mr. Gardner was a member of technical staff at AT&T Bell Laboratories. Mr. Gardner holds a B.S. degree in electrical engineering from Cornell University and an M.S. degree in electrical engineering from the University of California at Berkeley.

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

     Kenneth M. Jones joined the Company as Vice President & General Manager of the ATE Division in April 1999. From 1997 to 1999, Mr. Jones served as Director of Marketing and Sales at MicroModule Corporation. From 1987 to 1997 he held several managerial positions at LTX Corporation, a semiconductor test equipment manufacturer, most recently as Marketing and Engineering Applications Manager. Mr. Jones holds B.A., B.E. and M.E. degrees in electrical engineering from Dartmouth College in New Hampshire.

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

     Alex Daly became a Director of the Company in January 1998. He has been President and Chief Executive Officer of Cygnus Solutions, a developer of software tools, since May 1998. From 1995 to 1998 he served as Vice President of Sales and Marketing and Chief Marketing Officer at C-Cube Microsystems, a developer of digital video communications products. From 1990 to 1995, he served at Intel Corporation, a semiconductor company, most recently as Director of Marketing for the mobile computing group.

     Pierre R. Lamond has been the Chairman of the Board of Directors since the Company's inception in February 1987. Since August 1981, he has been a General Partner of Sequoia Capital, a venture capital firm. Sequoia has financed companies such as Cypress Semiconductor Corporation, Cisco, and C-Cube Microsystems. Mr. Lamond was founder and Vice President of National Semiconductor Corporation. He is also a Director of Redback Networks and a number of privately held companies.

     John C. Lewis became a Director of the Company in January 1990. He is currently Chairman of the Board of Directors of Amdahl Corporation, a manufacturer of large general purpose computer storage systems and software products. Before joining Amdahl in 1977, he was President of Xerox Business Systems. Mr. Lewis also serves as a Director of Cypress Semiconductor Corporation, Cygnus Solutions and Pinnacle Systems.

Item 11.  Executive Compensation

     This item is answered by reference to the information set forth under the captions "Executive Compensation," "Stock Option Plans," "1991 Employee Stock Purchase Plan," "401(k) Plan" and "Certain Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders filed with the Commission on December 14, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     This item is answered by reference to the information set forth under the caption "Principal Share Ownership" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders filed with the Commission on December 14, 1999.

Item 13.  Certain Relationships and Related Transactions

     This item is answered by reference to the information set forth under the caption "Certain Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission on December 14, 1999.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


    (a) The following documents are filed as part of this report:

                                                                 Page in
                                                                 -------
                                                               Annual Report
                                                               -------------
     1.   Financial Statements:

          The financial statements of the Company listed below are incorporated herein by reference to the following pages of the 1999 Annual Report to Shareholders:

          Independent Auditors' Report                                21
          Consolidated Balance Sheets as of September 30, 1999
          and 1998                                                    22
          Consolidated Statements of Operations for the years
          ended September 30, 1999, 1998 and 1997                     23
          Consolidated Statements of Shareholders' Equity for the
          years ended September 30, 1999, 1998 and 1997               24
          Consolidated Statements of Cash Flows for the years
          ended September 30, 1999, 1998 and 1997                     25
          Notes to Consolidated Financial Statements                  26

     2.   Consolidated Financial Statement Schedules:                Page
                                                                     ----

          The consolidated financial statement schedules of the Company are included in Part IV of this report on the pages indicated:

          Independent Auditors' Report on Consolidated Financial
          Statement Schedule                                          15

          For the three fiscal years ended September 30, 1999--
           II -- Valuation and Qualifying Accounts                    16

          All other schedules are omitted because they are not applicable or are not required.

     3.   Exhibits:


          See Item 14(c) below.


  (b)  Reports on Form 8-K


       No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1999.

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



                                   VITESSE SEMICONDUCTOR CORPORATION



Date: December 22, 1999            By:     /s/ Eugene F. Hovanec
                                        -------------------------------
                                               Eugene F. Hovanec
                                           Vice President, Finance
                                           & Chief Financial Officer


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

          Signature                                          Title                                 Date
          ---------                                          -----                                 ----
    /s/ Louis R. Tomasetta                       President and Chief Executive               December 22, 1999
---------------------------------------------    Officer (Principal Executive Officer)
             Louis R. Tomasetta


    /s/ Eugene F. Hovanec                        Vice President, Finance and                 December 22, 1999
---------------------------------------------    Chief Financial Officer
             Eugene F. Hovanec


    /s/ James A. Cole                            Director                                    December 22, 1999
---------------------------------------------
             James A. Cole


    /s/ Alex Daly                                Director                                    December 22, 1999
---------------------------------------------
             Alex Daly


    /s/ Pierre R. Lamond                         Chairman of the Board of Directors          December 22, 1999
---------------------------------------------
             Pierre R. Lamond


    /s/ John C. Lewis                            Director                                    December 22, 1999
---------------------------------------------
             John C. Lewis

Item 16   Exhibits and Financial Statement Schedules

 (a)  Exhibits

  Exhibit Number
  --------------
      3.1           Certificate of Incorporation of Registrant, as amended to
                    date.
      3.2/(2)/      Bylaws of Registrant as amended to date.
      4.1/(2)/      Specimen of Company's Common Stock Certificate.
     10.1/(2)/      1989 Stock Option Plan.
     10.2/(2)/      1991 Stock Option Plan.
     10.3/(2)/      1991 Employee Stock Purchase Plan.
     10.4/(2)/      1991 Directors' Stock Option Plan.
     10.5/(2)/      Standard Form of Indemnification Agreement between
                    Registrant and its officers and directors.
     10.9/(1)/      First Amendment to Lease between Carson Estate Company
                    (formerly Victoria Partnership) and Registrant.
     10.10/(2)/     Lease dated January 31, 1991 between Camarillo I Development
                    Corporation and Registrant.
     10.11/(2)/     Standard Form Proprietary Information Agreement.
     10.16/(3)/     Agreement dated October 30, 1996 between ABN AMRO Bank N.V.,
                    Lease Plan North America, Inc. and Registrant.
     10.17/(3)/     Agreement dated August 15, 1997 between ABN AMRO Bank N.V.,
                    Lease Plan North America, Inc. and Registrant.
     10.20/(4)/     Agreement dated July 9, 1998 between Metlife Capital
                    Corporation and Registrant.
     13.1           Annual Report to Security Holders
     23.1           Accountants' Consent
     27.1           Financial Data Schedule

(1) Incorporated by reference from the Company's annual report on Form 10-K for the period ended September 30, 1992.

(2) Incorporated by reference from the Company's registration statement on Form S-1 (File no. 33-43548), effective December 10, 1991.

(3) Incorporated by reference from the Company's annual report on Form 10-K for the period ended September 30, 1997.

(4) Incorporated by reference from the Company's annual report on Form 10-K for the period ended September 30, 1998.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Vitesse Semiconductor Corporation:


Under date of October 14, 1999, we reported on the consolidated balance sheets of Vitesse Semiconductor Corporation and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended September 30, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.


In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






Los Angeles, California
October 14, 1999

                       VITESSE SEMICONDUCTOR CORPORATION
               SCHEDULE II -- Valuation and Qualifying Accounts
                 Years ended September 30, 1999, 1998 and 1997
                                (in thousands)


                                                    Balance at         Charged to                            Balance
                                                   Beginning of        Costs and         Deductions/         at end
                                                      Period            Expenses         Write-offs         of Period
                                                      ------            --------         ----------         ---------
Year ended September 30, 1999
   Deducted from Inventories:
      Reserve for obsolescence                        $4,155              $3,774             $1,266            $6,663
   Deducted from Accounts Receivable:
      Allowance for doubtful accounts
       and sales returns                               1,088               4,945              2,533             3,500

Year ended September 30, 1998
   Deducted from Inventories:
      Reserve for obsolescence                         3,121               1,034                ---             4,155
   Deducted from Accounts Receivable:
      Allowance for doubtful accounts
       and sales returns                               1,000                 878                790             1,088