Form 10-Q
period 1999-12-31
VITESSE SEMICONDUCTOR CORP
filed 2000-02-11
CIK 880446

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               December 31, 1999
                                       or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ...... to ......

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
                    (Address of principal executive offices)
                                 (805) 388-3700
              (Registrant's telephone number, including area code)
                     ------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].

     As of December 31, 1999, there were 157,418,224 shares of $0.01 par value common stock outstanding.

===============================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                                                               Page Number
PART I         FINANCIAL INFORMATION

   Item 1      Financial Statements:

               Condensed Consolidated Balance Sheets as of December 31, 1999             2
               and September 30, 1999

               Condensed Consolidated Statements of Operations for the Three             3
               Months ended December 31, 1999 and December 31, 1998

               Condensed Consolidated Statements of Cash Flows for the Three             4
               Months ended December 31, 1999 and December 31, 1998

               Notes to Condensed Consolidated Financial Statements                      6

   Item 2      Management's Discussion and Analysis of                                   7
               Financial Condition and Results of Operations

   Item 3      Quantitative and Qualitative Disclosure About Market Risk                14

PART II   OTHER INFORMATION

   Item 6 Exhibits and Reports on Form 8-K                                              15

                                       1

                                     PART I
                             FINANCIAL INFORMATION
                       VITESSE SEMICONDUCTOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                               Dec. 31, 1999     Sept. 30, 1999
                                                               -------------     --------------
                                                                (Unaudited)
                                     ASSETS

Current assets:

 Cash and cash equivalents                                      $ 62,737         $ 81,912
 Short-term investments                                          138,540          107,245
 Accounts receivable, net                                         75,621           69,034
 Inventories, net                                                 29,402           26,931
 Prepaid expenses                                                  4,345            5,462
 Deferred tax assets, net                                         28,857           26,918
                                                                --------         --------
  Total current assets                                           339,502          317,502
                                                                --------         --------

Long-term investments                                            37,980           38,063
Property and equipment, net                                      85,983           78,723
Restricted long-term deposits                                    76,115           67,334
Intangible assets, net                                           14,249           14,609
Deferred tax assets, net                                          6,237            6,237
Other assets                                                        225              425
                                                               --------         --------
                                                               $560,291         $522,893
                                                               ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Accounts payable                                              $ 11,977         $ 15,118
 Accrued expenses and other current liabilities                  11,571           12,832
 Income taxes payable                                             5,441            5,517
 Current portion of long-term debt                                  730            2,013
                                                               --------         --------
     Total current liabilities                                   29,719           35,480
                                                               --------         --------
Long-term debt                                                                       725

Shareholders' equity:
 Common stock, $.01 par value.  Authorized 250,000,000
  shares; issued and outstanding 157,418,224 shares on
  Dec. 31, 1999, and 156,176,636 shares on Sept. 30, 1999         1,574            1,561
 Additional paid-in capital                                     400,270          380,035
 Retained earnings                                              128,728          105,092
                                                               --------         --------
     Total shareholders' equity                                 530,572          486,688
                                                               --------         --------
                                                               $560,291         $522,893
                                                               ========         ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)


                                                              Three Months Ended
                                                 --------------------------------------------
                                                 Dec. 31, 1999                  Dec. 31, 1998
                                                 -------------                ---------------

Revenues                                              $ 89,223                      $ 60,708

Costs and expenses:
 Cost of revenues                                       31,624                        23,225
 Engineering, research and development                  14,920                        10,952
 Selling, general and administrative                    10,195                         7,848
                                                      --------                      --------
     Total costs and expenses                           56,739                        42,025
                                                      --------                      --------

Income from operations                                  32,484                        18,683
Other income, net                                        2,794                         2,481
                                                      --------                      --------

Income before income taxes                              35,278                        21,164
Income taxes                                            11,642                         6,560
                                                      --------                      --------

Net income                                            $ 23,636                      $ 14,604
                                                      ========                      ========

Net income per share
 Basic                                                   $0.15                         $0.10
                                                      ========                      ========
 Diluted                                                 $0.14                         $0.09
                                                      ========                      ========

Shares used in per share computations:
Basic                                                  156,753                       150,540
                                                      ========                      ========
Diluted                                                169,845                       164,444
                                                      ========                      ========




See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                     Three Months Ended
                                                               -------------------------------
                                                               Dec. 31, 1999    Dec. 31, 1998
                                                               --------------   --------------
Cash flows from operating activities:
Net income                                                          $ 23,636         $ 14,604
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                         6,518            4,964
Change in assets and liabilities:
  (Increase) decrease in, net of effects of acquisition:
   Accounts receivable, net                                           (6,587)          (5,217)
   Inventories                                                        (2,471)          (1,198)
   Prepaid expenses                                                    1,117             (277)
   Other assets                                                          200                1
  Increase (decrease) in, net of effects of acquisition:
   Accounts payable                                                   (3,141)          (1,340)
   Accrued expenses and other current liabilities                     (1,261)           2,688
   Income taxes payable                                               11,567            6,773
                                                                    --------         --------
     Net cash provided by operating activities                        29,578           20,998
                                                                    --------         --------
Cash flows from investing activities:
 Investments, net                                                    (31,212)           8,830
 Capital expenditures                                                (13,418)          (9,259)
 Restricted long-term deposits                                        (8,781)             233
 Payment for purchase of company                                         ---          (12,816)
                                                                    --------         --------
     Net cash used in investing activities                           (53,411)         (13,012)
                                                                    --------         --------
Cash flows from financing activities:
 Principal payments under long-term debt                              (2,008)             (38)
 Elimination of duplicate period of pooled companies                     ---              834
 Proceeds from issuance of common stock, net                           6,666            2,947
                                                                    --------         --------
     Net cash provided by financing activities                         4,658            3,743
                                                                    --------         --------
     Net (decrease) increase in cash and cash equivalents            (19,175)          11,729
Cash and cash equivalents at beginning of period                      81,912           76,963
                                                                    --------         --------
Cash and cash equivalents at end of period                          $ 62,737         $ 88,692
                                                                    ========         ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                       $     --         $      4
                                                                    ========         ========
     Income taxes                                                   $     75         $    832
                                                                    ========         ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                      Three Months Ended
                                                              --------------------------------
                                                              Dec. 31, 1999      Dec. 31, 1998
                                                              -------------      -------------

Supplemental disclosures of non-cash transactions:

  Issuance of stock options in purchase transaction           $         --        $       300
                                                              ============        ===========
  Issuance of notes payable in purchase transaction           $         --        $     2,725
                                                              ============        ===========
  Increase in equity associated with tax benefit from
      exercise of stock options                               $     13,582        $        --
                                                              ============        ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation and Significant Accounting Policies

   The accompanying condensed consolidated financial statements are unaudited and include the accounts of Vitesse Semiconductor Corporation and its subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated. In management's opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. This report should be read in conjunction with the audited financial statements presented in the 1999 Annual Report. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company's audited financial statements for fiscal year 1999 contained in the Annual Report have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.

   Computation of Net Income per Share

   The reconciliation of shares used to calculate basic and diluted income per share consists of the following (in thousands):

                                                              Three Months Ended
------------------------------------------------------------------------------------------
                                                     December 31, 1999   December 31, 1998
                                                     -----------------   -----------------
Shares used in basic per share computations -
  weighted average shares outstanding                   156,753             150,540
Net effect of dilutive common share equivalents
  based on treasury stock method                         13,092              13,904
                                                        -------             -------
Shares used in diluted per share computations           169,845             164,444
                                                        =======             =======

   Options to purchase 20,174 shares and 7,413 that were outstanding at December 31, 1999 and 1998, respectively, were not included in the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the common shares, and therefore the effect would be antidilutive.

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

   Segment Reporting

   On October 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting operating segment information in annual financial statements and interim reports issued to shareholders. The Company operates in only one segment, as defined by SFAS No.
133.  Substantially all long-lived assets are located in the United States.

   Reclassifications and Restatements

   Where necessary, prior periods' information has been reclassified to conform to the current period condensed consolidated financial statement presentation.

   On September 13, 1999, the Board of Directors approved a 2 for 1 stock split of the Company's Common Stock that was effected on October 20, 1999. All references to the number of common shares, weighted average number of common shares and per share data for all periods presented have been adjusted to reflect the stock split.


Note 2.      Inventories, net

Inventories consist of the following (in thousands):

                                             December 31, 1999   September 30, 1999
Raw Materials                                     $ 5,880              $ 5,168
Work in process and finished goods                 23,522               21,763
                                                  -------              -------
                                                  $29,402              $26,931
                                                  =======              =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), in particular, in "Results of Operations--Income Taxes," and in "Liquidity and Capital Resources--Investing and Financing Activities," and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

Results of Operations

   Revenues

   Total revenues in the first quarter of fiscal 2000 were $89.2 million, a 47% increase over the $60.7 million recorded in the first quarter of fiscal 1999 and a 11% increase over the $80.6 million recorded in the prior quarter. The increase in total revenues was due to unit growth in shipments of existing products, as well as the introduction of new products to customers in the communications market.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the first quarter of fiscal 2000 was 35.4% compared to 38.3% in the first quarter of fiscal 1999 and 35.9% in the prior quarter. The decrease in cost of revenues as a percentage of total revenues resulted primarily from a reduction in per unit costs associated with increased utilization of the Company's Colorado Springs wafer fabrication facility, as well as improved manufacturing yields during the first quarter of fiscal 2000.

   Engineering, Research and Development Costs

   Engineering, research and development expenses were $14.9 million in the first quarter of fiscal 2000 compared to $11.0 million in the first quarter of fiscal 1999 and $13.0 million in the prior quarter. The increases were principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs were 16.7% in the first quarter of fiscal 2000, 18.0% in the first quarter of fiscal 1999, and 16.2% in the prior quarter. The Company's engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $10.2 million in the first quarter of 2000, compared to $7.8 million in the first quarter of 1999 and $9.0 million in the prior quarter. The increase was due principally to increased headcount, higher commissions earned by sales representatives resulting from increased sales, and increased advertising costs. As a percentage of total revenues, SG&A expenses were 11.4% in the first quarter of 2000, compared to 12.9% in the first quarter of 1999 and 11.2% in the prior quarter.

   Other Income, Net

   Other income consists of interest income, net of interest and other expenses. Other income increased to $2.8 million in the first quarter of fiscal 2000 from $2.5 million in the first quarter of 1999 and from $2.6 million in the prior quarter, due to higher average cash, short-term investments, long-term investments and long-term deposit balances resulting from increased profitability.

   Income Taxes

   The Company recorded a provision for income taxes in the amount of $11.6 million in the first quarter of fiscal 2000 and $6.6 million in the first quarter of fiscal 1999, representing an effective rate of 33% and 31% respectively. The increase in the effective tax rate is due to the full utilization in previous years of available net operating loss carryforwards. The Company expects the effective tax rate to approximate 33% in fiscal 2000.

Liquidity and Capital Resources

   Operating Activities

   The Company generated $29.6 million and $21.0 million from operating activities in the first quarters of 2000 and 1999, respectively. The increase in cash flow from operations was principally due to an improvement in profitability.

   Investing Activities

   The Company used $53.4 million and $13.0 million in investing activities during the first quarter of fiscal 2000 and 1999, respectively. Capital expenditures, principally for manufacturing and test equipment, were $13.4 million in the first quarter of fiscal 2000 compared to $9.3 million in the first quarter of fiscal 1999. The Company intends to continue investing in manufacturing, test and engineering equipment. In addition, the Company paid $12.8 million in cash for the purchase of Vermont Scientific Technologies, Inc., during the first quarter of fiscal 1999.

The Company entered into an operating lease transaction providing for the financing of $11.1 million for the acquisition of certain test equipment. Payments under this lease commenced in November 1999. If at the end of the lease term the Company does not purchase the property, the Company would guarantee the residual value to the lessor equal to a specified percentage of the lessor's cost of the equipment. As of December 31, 1999, the lessor advanced a total of $11.1 million under this lease and had held $8.8 million as cash collateral, which amount is included in restricted long-term deposits.

   Financing Activities

   In the first quarter of fiscal 2000, the Company generated $4.7 million of cash from financing activities primarily from the proceeds from the issuance and sale of common stock and proceeds from the issuance of common stock pursuant to the Company's stock option and stock purchase plans, partially offset by payments made for capital lease obligations and term loans.

   Management believes that the Company's cash and cash equivalents, short-tem investments, and cash flow from operations are adequate to finance its planned growth and operating needs for the next 12 months.

Impact of Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company will adopt SFAS No. 133, as amended by SFAS No. 137, in the first quarter of its fiscal year ending September 30, 2001. Management has not completed an evaluation of the effects this standard will have on the Company's consolidated financial statements.

Year 2000 Readiness Disclosure

   We formed an internal task force to evaluate Year 2000 issues associated with both our IT and non-IT systems. Many of these systems were already compliant. We replaced or upgraded other systems that were identified as noncompliant. We have completely evaluated all the manufacturing equipment for Year 2000 compliance, and have completed our remediation and testing procedures.

   To date, none of our IT and non-IT systems and manufacturing equipment have experienced any material difficulties related to the date change from December 31, 1999 to January 1, 2000, nor have we been notified that any of our suppliers have experienced any such difficulties. We did not incur incremental material costs associated with our efforts to become Year 2000 compliant.

   To the extent that we experience Year 2000 related issues in the future, our business and results of operations may be materially adversely affected.


Factors That May Affect Future Operating Results

   We are Dependent on a Small Number of Customers in a Few Industries

   We intend to continue focusing our sales effort on a small number of customers in the communications and test equipment markets that require high-performance integrated circuits. Some of these customers are also our competitors. In the first quarter of fiscal 2000, our largest customer accounted for 17% of our total revenues and no other customer accounted for more than 10% of our total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

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

   We Have Limited Manufacturing Capacity and We Depend on a New Production Facility

   During 1998, we started producing high-performance integrated circuits at our new six-inch wafer fabrication factory in Colorado Springs, Colorado. This facility includes a 10,000-square-foot Class I clean room with capacity for future expansion to 15,000 square feet. We are faced with several risks in the successful operation of this facility as well as in our overall production operations. We had only produced finished four-inch wafers until 1998 and therefore we have limited experience with the equipment and processes involved in producing finished six-inch wafers. We do not have excess production capacity at our Camarillo plant to offset failure of the new Colorado facility to meet production goals. Further, some of our products have been qualified for manufacture at only one of the two facilities. Consequently, our failure to successfully operate the new facility could severely damage financial results.

   We also must now effectively coordinate and manage two facilities. We have limited experience in managing production facilities located at two different sites, and our failure to successfully do so could have a material adverse effect on our business and operating results.

   There Are Risks Associated with Recent and Future Acquisitions

   In fiscal 1999, we made three strategic acquisitions. These acquisitions may result in the diversion of management's attention from the day-to-day operations of the Company's business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially and adversely affected. In addition, acquisitions we will make could result in dilutive issuances of equity securities, substantial debt, and amortization expenses related to goodwill and other intangible assets. We do not have any binding obligations with respect to any particular acquisition; however, our management frequently evaluates strategic opportunities available. In the future we may pursue additional acquisitions of complementary products, technologies or businesses.

   Our Industry Is Highly Competitive

   The high-performance semiconductor market is extremely competitive and is characterized by rapid technological change, price erosion and increased international competition. The communications and test equipment industries, which are our primary target markets, are also becoming intensely competitive because of deregulation and international competition. We compete directly or indirectly with the following categories of companies:

   . Gallium Arsenide fabrication operations of systems companies such as Conexant and Fujitsu

   . High-performance silicon integrated circuit manufacturers who use Emitter Coupled Logic ("ECL"), Bipolar Complementary Metal-Oxide-Semiconductor ("BiCMOS") or Complementary Metal-Oxide-Semiconductor ("CMOS") technologies such as Hewlett Packard, Fujitsu, Motorola, Lucent Technologies, Texas Instruments and Applied Micro Circuits Corporation

   . Internal integrated circuit manufacturing units of systems companies such as Lucent Technologies, Siemens and Fujitsu

   Our current and prospective competitors include many large companies that have substantially greater marketing, financial, technical and manufacturing resources than we do.

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

   There is Risk Associated with Doing Business in Foreign Countries

   In fiscal 1999, international sales accounted for 33% of our total revenues, and we expect international sales to constitute a substantial portion of our total revenues for the foreseeable future. International sales involve a variety risks and uncertainties, including risks related to:

   .  Reliance on strategic alliance partners

   .  Compliance with foreign regulatory requirements

   .  Variability of foreign economic conditions

   .  Changing restrictions imposed by U.S. export laws, and

   . Competition from U.S. based companies which have firmly established significant international operations

   Failure to successfully address these risks and uncertainties could adversely affect our international sales, which could in turn have a material and adverse effect on our results of operations and financial condition.

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

   Regardless of the process technology used, the fabrication of semiconductors is a highly complex and precise process. Defects in masks, impurities in the materials used, contamination of the manufacturing environment, equipment failure and other difficulties in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The Company has experienced such yield losses in the past.

   Because the majority of the Company's costs of manufacturing are relatively fixed, decreases in volume and yields adversely impact the Company's margins. Further, any yield decreases may result in shipment delays and, consequently, loss of revenue. The Company may in the future suffer periodic yield problems which could cause the Company's business, operating results and financial condition to be materially adversely affected.


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

   Our Failure to Manage Growth May Adversely Affect Us

   The management of our growth requires qualified personnel, systems and other resources. In particular, the continued operation of the new facility in Colorado Springs and its integration with the Camarillo facility will require significant management, technical and administrative resources. Additionally, we have recently established several product design centers worldwide. Finally, we acquired Vermont Scientific Technologies, Inc. ("VTEK") in November 1998, Serano Systems Corporation ("Serano") in January 1999 and XaQti Corporation ("XaQti") in July 1999, and have only limited experience in integrating the operations of acquired businesses. Failure to manage our growth or to successfully integrate new and future facilities or newly acquired businesses could have a material adverse effect on our business and financial results.

   We Are Dependent on Key Personnel

   Due to the specialized nature of our business, our success depends in part upon attracting and retaining the services of qualified managerial and technical personnel. The competition for qualified personnel is intense. The loss of any of our key employees or the failure to hire additional skilled technical personnel could have a material adverse effect on our business and financial results.



Item 3.  Quantitative and Qualitative Disclosure About Market Risk

       None.

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



                           VITESSE SEMICONDUCTOR CORPORATION


February 11, 2000           By:  /s/    Eugene F. Hovanec
                                 ---------------------------------
                                  Eugene F. Hovanec
                                  Vice President, Finance and
                                  Chief Financial Officer