Form 10-Q
period 2000-03-31
VITESSE SEMICONDUCTOR CORP
filed 2000-05-15
CIK 880446

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 March 31, 2000
                                       or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ...... to ......

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

     As of April 28, 2000, there were 164,520,989 shares of $0.01 par value common stock outstanding.

================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------




                                                                                         Page Number

PART I         FINANCIAL INFORMATION
   Item 1      Financial Statements:

               Condensed Consolidated Balance Sheets as of March 31, 2000                   2
               (unaudited) and September 30, 1999

               Unaudited Condensed Consolidated Statements of Operations for                3
               the Three Months ended March 31, 2000, March 31, 1999
               and December 31, 1999 and the Six Months ended March 31, 2000 and March 31, 1999

               Unaudited Condensed Consolidated Statements of Cash Flows for                4
               the Six Months ended March 31, 2000 and March 31, 1999

               Notes to Unaudited Condensed Consolidated Financial Statements               6

   Item 2      Management's Discussion and Analysis of                                      8
               Financial Condition and Results of Operations

   Item 3      Quantitative and Qualitative Disclosure About Market Risk                   16


PART II        OTHER INFORMATION

   Item 2      Changes in Securities                                                       17

   Item 4      Submission of Matters to a Vote of Security Holders                         17

   Item 6      Exhibits and Reports on Form 8-K                                            18

                                     PART I
                             FINANCIAL INFORMATION

                       VITESSE SEMICONDUCTOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                March 31, 2000  Sept. 30, 1999
                                                                --------------  --------------
                                                                (Unaudited)
                                         ASSETS
Current assets:
 Cash and cash equivalents                                       $   33,359       $ 81,912
 Short-term investments                                             615,916        107,245
 Accounts receivable, net                                            88,294         69,034
 Inventories, net                                                    33,509         26,931
 Prepaid expenses                                                    16,384          5,462
 Deferred tax assets, net                                            48,902         26,918
                                                                 ----------       --------
  Total current assets                                              836,364        317,502
                                                                 ----------       --------

Long-term investments                                               295,712         38,063
Property and equipment, net                                         100,044         78,723
Restricted long-term deposits                                        76,057         67,334
Intangible assets, net                                              460,587         14,609
Deferred tax assets, net                                              6,237          6,237
Other assets                                                         18,072            425
                                                                 ----------       --------
                                                                 $1,793,073       $522,893
                                                                 ==========       ========



                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                $    8,616       $ 15,118
 Accrued expenses and other current liabilities                      24,460         12,832
 Income taxes payable                                                 5,122          5,517
 Current portion of long-term debt                                    1,852          2,013
                                                                 ----------       --------
     Total current liabilities                                       40,050         35,480
                                                                 ----------       --------
Long-term debt                                                        1,371            725
Convertible subordinated debt                                       720,000              -

Minority interest                                                       697              -
Shareholders' equity:
 Common stock, $.01 par value.  Authorized 500,000,000
  shares; issued and outstanding 164,299,059 and 156,176,636
  shares on March 31, 2000 and Sept. 30, 1999, respectively           1,642          1,561
 Additional paid-in capital                                         919,197        380,035
 Retained earnings                                                  110,116        105,092
                                                                 ----------       --------
     Total shareholders' equity                                   1,030,955        486,688
                                                                 ----------       --------
                                                                 $1,793,073       $522,893
                                                                 ==========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)


                                                          Three Months Ended                       Six Months Ended
                                            ----------------------------------------------   -----------------------------
                                            Mar. 31, 2000    Mar. 31, 1999   Dec. 31, 1999   Mar. 31, 2000   Mar. 31, 1999
                                            --------------   -------------   -------------   -------------   -------------

Revenues                                         $100,167         $ 66,937        $ 89,223        $189,390        $127,645

Costs and expenses:
 Cost of revenues                                  34,995           25,009          31,624          66,619          48,234
 Engineering, research & development               17,166           12,210          14,920          32,086          23,162
 Selling, general & administrative                 11,387            9,100          10,195          21,582          16,948
 Purchased in-process research &
  development                                      45,614                -               -          45,614               -
                                                 --------         --------        --------        --------        --------
  Total costs & expenses                          109,162           46,319          56,739         165,901          88,344
                                                 --------         --------        --------        --------        --------

Income (loss) from operations                      (8,995)          20,618          32,484          23,489          39,301
Other income, net                                   3,683            2,768           2,794           6,477           5,249
                                                 --------         --------        --------        --------        --------

Income (loss) before income taxes                  (5,312)          23,386          35,278          29,966          44,550
Income taxes                                       13,300            7,868          11,642          24,942          14,428
                                                 --------         --------        --------        --------        --------

Net income (loss)                                $(18,612)        $ 15,518        $ 23,636        $  5,024        $ 30,122
                                                 ========         ========        ========        ========        ========

Net income (loss) per share
 Basic                                             $(0.12)           $0.10           $0.15           $0.03           $0.20
                                                 ========         ========        ========        ========        ========
 Diluted                                           $(0.12)           $0.09           $0.14           $0.03           $0.18
                                                 ========         ========        ========        ========        ========

Shares used in per share computations:
 Basic                                            158,711          151,918         156,753         157,767         151,588
                                                 ========         ========        ========        ========        ========
 Diluted                                          158,711          165,880         169,845         171,058         165,630
                                                 ========         ========        ========        ========        ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                         Six Months Ended
                                                                  -------------------------------
                                                                  Mar. 31, 2000    Mar. 31, 1999
                                                                  --------------   --------------
Cash flows from operating activities:
Net income                                                            $   5,024         $ 30,122
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                           14,033           10,535
 Interest expense on debt issue costs                                       158               --
 Amortization of debt discount                                              178               --
 Purchased in-process research & development                             45,614               --
Change in assets and liabilities:
  (Increase) decrease in, net of effects of acquisition:
   Accounts receivable, net                                             (19,250)          (7,675)
   Inventories                                                           (6,578)          (3,584)
   Prepaid expenses                                                     (10,818)          (1,754)
   Other assets                                                             200           (5,335)
  Increase (decrease) in, net of effects of acquisition:
   Accounts payable                                                      (6,586)             282
   Accrued expenses and other current liabilities                        (7,870)           3,445
   Income taxes payable                                                  24,547           11,408
                                                                      ---------         --------
     Net cash provided by operating activities                           38,652           37,444
                                                                      ---------         --------
Cash flows from investing activities:
 Investments, net                                                      (766,320)           3,740
 Capital expenditures                                                   (33,086)         (18,897)
 Restricted long-term deposits                                           (8,723)           1,594
 Cash acquired in business combination                                      991         (12,816)
                                                                      ---------         --------
     Net cash used in investing activities                             (807,138)         (26,379)
                                                                      ---------         --------
Cash flows from financing activities:
 Principal payments under long-term debt                                 (2,008)            (464)
 Proceeds from issuance of convertible subordinated debt                720,000               --
 Cash paid for debt issue costs                                         (18,000)              --
 Capital contributions by minority interest limited partners                697               --
 Elimination of duplicate period of pooled companies                          -              834
 Proceeds from issuance of common stock                                  19,244           13,322
                                                                      ---------         --------
     Net cash provided by financing activities                          719,933           13,692
                                                                      ---------         --------
     Net increase (decrease) in cash and cash equivalents               (48,553)          24,757
Cash and cash equivalents at beginning of period                         81,912           76,963
                                                                      ---------         --------
Cash and cash equivalents at end of period                            $  33,359         $101,720
                                                                      =========         ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                --------------------------------
                                                                 Mar. 31, 2000      Mar. 31, 1999
                                                                ----------------   -------------
Supplemental disclosures of cash flow information:

Cash paid during the period for:

     Interest                                                       $     --           $     7
                                                                    ========           =======
     Income taxes                                                   $    256           $ 1,582
                                                                    ========           =======

Supplemental disclosures of non-cash transactions:

  Issuance of stock options in purchase transaction                 $ 50,531           $   300
                                                                    ========           =======
  Issuance of common stock in purchase transaction                  $422,542           $    --
                                                                    ========           =======
  Issuance of notes payable in purchase transaction                 $     --           $ 2,725
                                                                    ========           =======
  Increase in equity associated with tax benefit from exercise
     of stock options                                               $ 46,926           $22,643
                                                                    ========           =======

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

   Computation of Net Income per Share

   The reconciliation of shares used to calculate basic and diluted income per share consists of the following (in thousands):

                                                                    Three Months Ended                       Six Months Ended
                                                     ---------------------------------------------    -----------------------------
                                                     Mar. 31, 2000   Mar. 31, 1999   Dec. 31, 2000    Mar. 31, 2000   Mar. 31, 1999
                                                     -------------   -------------   -------------    -------------   -------------
Shares used in basic per share computations -
  weighted average shares outstanding                      158,711         151,918         156,753          157,767         151,588
Net effect of dilutive common share equivalents
  based on treasury stock method                                --          13,962          13,092           13,291          14,042
                                                           -------         -------         -------          -------         -------
Shares used in diluted per share computations              158,711         165,880         169,845          171,058         165,630
                                                           =======         =======         =======          =======         =======

   Common stock equivalents to purchase 283,102 shares that were outstanding at March 31, 1999, were not included in the computation of diluted net income per share, as their effect would have been antidilutive. Common stock equivalents to purchase 19,685,685 shares that were outstanding at March 31, 2000, were not included in the computation of diluted net income per share for the quarter ended March 31, 2000, because, due to the net loss position, the effect would be antidilutive.

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

Note 2.  Inventories, net

Inventories consist of the following (in thousands):

                                        March 31, 2000   September 30, 1999
                                        --------------   ------------------
Raw materials                               $ 6,258           $ 5,168
Work in process and finished goods           27,251            21,763
                                             -------           -------
                                            $33,509           $26,931
                                            =======           =======

Note 3.  Long Term Debt

During March 2000, the Company completed a private offering of $720 million of 4% convertible subordinated debentures due 2005. Net proceeds received by the Company, after costs of issuance, were approximately $702 million. Interest is payable in arrears semiannually on March 15 and September 15 of each year, beginning September 15, 2000. The debentures are convertible into the Company's common stock at $112.19 per share, subject to certain adjustments. The notes may be redeemed, at the Company's option, on or after March 15, 2003 at specified redemption prices. For the quarter ended March 31, 2000, interest expense relating to the convertible subordinated debentures aggregated $1.4 million.

Note 4.  Business Combinations

On March 31, 2000, the Company acquired all of the equity interests of Orologic, Inc. ("Orologic") in exchange for 4,546,883 shares of common stock and stock options to purchase 543,815 shares of common stock valued, in the aggregate, at approximately $490 million, which includes estimated direct acquisition costs of $17 million. Orologic is a "fabless" semiconductor company that develops high performance system on a chip solutions that enable data packet processing at OC-48 and OC-192 rates. The acquisition of Orologic was recorded using the purchase method of accounting. Therefore, the consideration was allocated based upon the relative fair values of the tangible and intangible assets and liabilities acquired. The allocation includes purchased in-process research and development of $45.6 million, which has been charged to expense in the three month period ended March 31, 2000, identifiable intangibles of $813,000, and excess consideration of $446 million recorded as goodwill. Goodwill and the other identifiable intangibles will be amortized over their estimated useful lives ranging from 2 to 6 years. Pro forma consolidated results of operations for the six month period ended March 31, 2000 and 1999 are summarized below to reflect the acquisition of Orologic as if it had occurred on October 1, 1999 and 1998, respectively:


                                                Six months ended
                                                     March 31,
(in thousands except per share data)           2000            1999
----------------------------------------------------------------------
Revenues                                     $189,640         127,705
Net loss                                      (36,872)         (7,518)
Net loss per share - basic and diluted          (0.23)          (0.05)

Note 5.      Subsequent Event

In April 2000, the Company agreed to acquire all of the equity interests of SiTera, Inc. (SiTera) in exchange for $750 million of the Company's common stock. SiTera is a provider of Intelligent Network Processing for service provider, carrier edge and large enterprise markets. The transaction is expected to be completed in the quarter ending June 30, 2000. The Company expects the transaction to be accounted for as a pooling-of-interests; however, pooling-of-interests accounting is not a condition to closing.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), in particular, in "Results of Operations-- Orologic Acquisition and Income Taxes," and in "Liquidity and Capital Resources- -Investing and Financing Activities," and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Operating Results."

Results of Operations

   Revenues

   Total revenues in the second quarter of fiscal 2000 were $100.2 million, a 50% increase over the $66.9 million recorded in the second quarter of fiscal 1999 and a 12% increase over the $89.2 million recorded in the prior quarter. For the six months ended March 31, 2000, total revenues were $189.4 million, a 48% over the $127.6 million recorded in the six months ended March 31, 1999. The increase in total revenues was due to unit growth in shipments of existing products, as well as the introduction of new products to customers in the communications market.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the second quarter of fiscal 2000 was 34.9% compared to 37.4% in the second quarter of fiscal 1999 and 35.4% in the prior quarter. The decrease in cost of revenues as a percentage of total revenues resulted primarily from a reduction in per unit costs associated with increased utilization of the Company's Colorado Springs wafer fabrication facility, as well as improved manufacturing yields during the first and second quarters of fiscal 2000.


   Engineering, Research and Development Costs

   Engineering, research and development expenses were $17.2 million in the second quarter of fiscal 2000 compared to $12.2 million in the second quarter of fiscal 1999 and $14.9 million in the prior quarter. For the six months ended March 31, 2000, engineering, research, and development costs were $32.1 million compared to $23.2 million in the six month period ended March 31, 1999. The increases were principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs were 17.1% in the second quarter of fiscal 2000, 18.2% in the second quarter of fiscal 1999, and 16.7% in the prior quarter. For the six months ended March 31, 2000, engineering, research and development costs as a percentage of total revenues decreased to 16.9% from 18.1%, in the comparable period a year ago. The Company expects these costs to continue to increase as a result of continued efforts to develop new products and increased headcount related to recent acquisitions. The Company's engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $11.4 million in the second quarter of 2000, compared to $9.1 million in the second quarter of 1999 and $10.2 million in the prior quarter. For the six months ended March 31, 2000, SG&A expenses were $21.6 million compared to $16.9 million in the same period in fiscal 1999. The increase was due principally to increased headcount and higher commissions earned by sales representatives resulting from increased sales. As a percentage of total revenues, SG&A expenses were 11.4% in the second quarter of 2000, compared to 13.6% in the second quarter of 1999 and 11.3% in the prior
quarter.   For the six months ended March 31, 2000, SG&A expenses as a percentage of total revenues
decreased to 11.4% from 13.3%, in the comparable period a year ago. The Company expects these costs to continue to increase as a result of expected future growth.

   Orologic Acquisition

   In connection with the acquisition of Orologic, the Company recorded a second quarter fiscal 2000 charge of $45.6 million for the fair value of purchased in-process research and development ("IPR&D"). In addition, $446 million was allocated to identifiable intangible assets and goodwill. Such assets are being amortized over their expected lives, ranging from 2 to 6 years, increasing annual and quarterly amortization expense by approximately $74.5 million and $18.6 million, respectively. The fair values allocated to the intangible assets acquired, including the IPR&D, were based upon independent appraisals.

   Other Income, Net

   Other income consists of interest income, net of interest and other expenses. Other income increased to $3.7 million in the second quarter of fiscal 2000 from $2.8 million in the second quarter of 1999 and the prior quarter. For the six months ended March 31, 2000, other income increased to $6.5 million from $5.2 million in the comparable period a year ago. The increase is due to higher average cash, short-term investments, long-term investments and long-term deposit balances resulting from increased profitability and proceeds received from the convertible debenture offering. This was slightly offset with increased interest expense relating to the debentures and amortization of debt issuance costs. As a result of the convertible debenture offering, the Company expects to record additional interest expense of approximately $7.2 million per quarter in future periods.

   Income Taxes

   The Company's year to date effective income tax rate is 83.2 % as of March 31, 2000 compared to 34% for the same period in the prior year. For the quarter ended March 31, 2000, the effective income tax rate is (250%) compared to 34% for the quarter ending March 31, 1999. Excluding the effects of the Orologic transaction, the quarter and year to date effective income tax rates are approximately 33% through March 31, 2000.


Liquidity and Capital Resources

   Operating Activities

   The Company generated $38.7 million and $37.4 million from operating activities in the six months ended March 31, 2000 and 1999, respectively. The increase in cash flow from operations was principally due to an improvement in profitability, excluding the one time non-cash charge of $45.6 million relating to purchased in-process research and development.

   Investing Activities

   The Company used $807.1 million and $26.4 million in investing activities during the six months ended March 31, 2000 and 1999, respectively. The increase in cash used in investing activities was primarily due to the net investment of $766.3 million, in held to maturity debt and equity securities, from the proceeds received from the private placement offering. Capital expenditures, principally for manufacturing and test equipment, were $33.1 million in the six months ended March 31, 2000 compared to $18.9 million in the six months ended March 31, 1999. The Company intends to continue investing in manufacturing, test and engineering equipment.

The Company entered into an operating lease transaction providing for the financing of $11.1 million for the acquisition of certain test equipment. Payments under this lease commenced in November 1999. If at the end of the lease term the Company does not purchase the property, the Company would guarantee the residual value to the lessor equal to a specified percentage of the lessor's cost of the equipment. As of March 31, 2000, the lessor advanced a total of $11.1 million under this lease and had held $8.8 million as cash collateral, which amount is included in restricted long-term deposits.

   Financing Activities

   The Company's financing activities provided $719.9 million for the six months ended March 31, 2000, representing proceeds, net of issuance costs, of $702 million received from the convertible subordinated debentures offering and proceeds of $19.2 million received from the issuance and sale of common stock pursuant to the Company's stock option and stock purchase plans.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in the SAB no later than the first quarter of its year 2001. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have, however based on current guidance the Company believes adoption of the SAB will not have a material impact on the Company's financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN 44 did not have an effect on the Company's financial reporting.

Factors That May Affect Future Operating Results

   We are Dependent on a Small Number of Customers in a Few Industries

   We intend to continue focusing our sales effort on a small number of customers in the communications and test equipment markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the six months ended March 31, 2000, our three largest customer accounted for 16%, 15% and 11% of our total revenues and no other customer accounted for more than 10% of our total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

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

   .  Delays in introducing new products

   .  Design changes made by our customers

   .  Our failure to manufacture and ship products on time

   . Changes in manufacturing capacity, the utilization of this capacity and manufacturing yields

   .  Variations in product and process development costs

   .  Changes in inventory levels; and

   .  Expenses or operational disruptions resulting from acquisitions


   In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. In future periods, we expect a substantial increase in amortization of intangibles assets resulting from recent acquisitions and interest expense resulting from recent financing activities. These additional expenses will have a material and adverse effect on our earnings in future periods. The occurrence of any of the above mentioned factors could have a material adverse effect on our business and on our financial results.

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

   There Are Risks Associated with Recent and Future Acquisitions

   In fiscal 1999, we made four strategic acquisitions. In March 2000, we completed the acquisition of Orologic, Inc., in exchange for approximately 4.6 million shares of our common stock. In April 2000, we agreed to acquire SiTera, Inc., for approximately $750 million of our common stock, and we expect to complete the acquisition in the quarter ending June 30, 2000. These acquisitions may result in the diversion of management's attention from the day-to-day operations of the Company's business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially and adversely affected.

   In addition, acquisitions we will make could result in dilutive issuances of equity securities, substantial debt, and amortization expenses related to goodwill and other intangible assets. In particular, in connection with our acquisition of Orologic, Inc., we were required to record acquisition related expenses of $45.6 million in the three months ended March 31, 2000. Further, we expect to amortize an aggregate of approximately $446 million of goodwill and other identifiable intangible assets over the next 2 to 6 years. In addition, we presently expect to account for our acquisition of SiTera, Inc., as a pooling-of-interests, however, this accounting treatment is not a condition for the completion of the acquisition. If we are required to account for the acquisition of SiTera, Inc., under the purchase method of accounting, we would be required to record additional acquisition related expenses and amortization expense related to intangible assets acquired. We do not have any binding obligations with respect to any particular acquisition; however, our management frequently evaluates strategic opportunities available. In the future we may pursue additional acquisitions of complementary products, technologies or businesses.

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

   There is Risk Associated with Doing Business in Foreign Countries

   In fiscal 1999, international sales accounted for 33% of our total revenues, and we expect international sales to constitute a substantial portion of our total revenues for the foreseeable future. International sales involve a variety of risks and uncertainties, including risks related to:

   .  Reliance on strategic alliance partners

   .  Compliance with foreign regulatory requirements

   .  Variability of foreign economic conditions

   .  Changing restrictions imposed by U.S. export laws, and

   . Competition from U.S. based companies that have firmly established significant international operations

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

   Our Manufacturing Yields Are Subject to Fluctuation

   Semiconductor fabrication is a highly complex and precise process. Defects in masks, impurities, in the materials used, contamination of the manufacturing environment and equipment failures can cause a large percentage of wafers or die to be rejected. Manufacturing yields vary among products, depending a particular high-performance integrated circuit's complexity and on our experience in manufacturing it. In the past, we have experienced difficulties in achieving acceptable yields on some high-performance integrated circuits, which has led to shipment delays. Our overall yields are lower than yields obtained in a mature silicon process because we manufacture a large number of different products in limited volume and our process technology is less developed. We anticipate that many of our current and future products may never be produced in volume.

   Since a majority of our manufacturing costs are relatively fixed, maintaining a number of shippable die per wafer is critical to our operating results. Yield decreases can result in higher unit costs and may lead to reduced gross profit and net income. We use estimated yields for valuing work-in-process inventory. If actual yields are material different than these estimates, we may need to revalue work-in-process inventory. Consequently, if any of our current or future products experience yield problems, our financial results may be adversely affected.


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

   Our Failure to Manage Growth May Adversely Affect Us

   The management of our growth requires qualified personnel, systems and other resources. In particular, the continued operation of the new facility in Colorado Springs and its integration with the Camarillo facility will require significant management, technical and administrative resources. Additionally, we have recently established several product design centers worldwide. Finally, we acquired Vermont Scientific Technologies, Inc. ("VTEK") in November 1998, Serano Systems Corporation ("Serano") in January 1999, XaQti Corporation ("XaQti") in July 1999, and Orologic, Inc. ("Orologic") in March 2000, and agreed to acquire SiTera, Inc. ("SiTera") in April 2000, and have only limited experience in integrating the operations of acquired businesses. Failure to manage our growth or to successfully integrate new and future facilities or newly acquired businesses could have a material adverse effect on our business and financial results.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

       At March 31, 2000, the Company's long-term debt consists of convertible subordinated debentures with interest at a fixed rate. Consequently, the Company does not have significant cash flow exposure on its long-term debt. However, the fair value of the convertible subordinated debentures is subject to significant fluctuation due to their convertibility into shares of Vitesse common stock.

                                    PART II
                               OTHER INFORMATION

Item 2.  Changes in Securities

In March 2000, we issued 4,546,883 shares of our common stock and assumed stock options to purchase 543,815 shares of our common stock, in connection with the acquisition of all the equity interests of Orologic, Inc. The issuance of shares and assumption of stock options were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, based on the limited number of securities holders of Orologic, the relationship of such security holders to Orologic, and the lack of any advertisement or general solicitation in connection with the acquisition.

In March 2000, we issued $720 million in aggregate principal amount of our 4% convertible subordinated debentures, due 2005. Net proceeds to Vitesse of this offering, after costs of issuance, were approximately $702 million. The debentures are convertible into the Company's common stock at $112.19 per share, subject to certain adjustments. The initial purchasers of our debentures were Lehman Brothers Inc., Goldman, Sachs & Co. and Prudential Securities Incorporated. The debentures were issued pursuant to the exemption from registration provided for by Section 4(2) of the Securities Act of 1933, as amended.


Item 4.  Submission of Matters to a Vote of Security Holders

     On January 25, 2000, the Company held its regular Annual Meeting of Stockholders. The purpose of the meeting was to elect Directors to serve for the ensuing year, to approve an amendment to the Directors' Stock Option Plan to reserve an additional 250,000 shares of Vitesse common stock thereunder for issuance, to approve a proposal to amend the Company's Amended and Restated Certificate of Incorporation to provide for an increase in the authorized shares of common stock, par value $0.01 per share, of the Company, from 250,000,000 to 500,000,000 and to ratify the appointment of KPMG LLP as independent auditors for the Company for the 2000 fiscal year. The following individuals were elected to serve as Directors for the ensuing year:


                 Name                           Age                  Principal Occupation
                 ----                           ---                  --------------------
Pierre R. Lamond                                 69   General Partner of Sequoia Capital and Chairman
                                                      of the Board of Directors of the Company
James A. Cole                                    57   General Partner of Windward Ventures and
                                                      Spectra Enterprise Associates
Alex Daly                                        38   President and Chief Executive Officer of Cygnus
                                                      Solutions
John C. Lewis                                    64   Chairman of Amdahl Corporation
Louis R. Tomasetta                               51   President, Chief Executive Officer and Director of
                                                      the Company

Additionally, the following items were voted upon and approved by the shareholders:

                                                                       Against or     Votes
                                                          Votes for     Withheld    Abstained
                                                         -----------   ----------   ---------
Approval of an amendment to the Directors' Stock
Option Plan to reserve an additional 250,000 shares
of Vitesse common stock thereunder for issuance           97,979,964   36,880,772     283,498

Approval of a proposal to amend the Company's
Amended and Restated Certificate of Incorporation
to provide for an increase in authorized shares of
common stock, par value $0.01 per share, of the
Company, from 250,000,000 to 500,000,000                 126,519,952    8,479,076     145,206

Ratification of appointment of KPMG LLP
as independent auditors for the fiscal year
ending September 30, 2000                                134,946,799       68,881     128,554

Item 6.  Exhibits & Reports on Form 8-K

   (a)   Exhibits

   2.1 Agreement and Plan of Merger and Reorganization, entered into as of March 24, 2000, by and among Vitesse Semiconductor Corp., Holiday Acquisition Corp., and Orologic, Inc., incorporated by reference to Current Report on Form 8-K dated March 31, 2000.

   3.1 Restated Certificate of Incorporation of Vitesse Semiconductor Corp., filed herewith.

   4.1 Indenture, dated as of March 7, 2000, between the Company and Lehman Brothers Inc., Goldman, Sachs & Co. and Prudential Securities Incorporated, including the form of the Company's 4% Convertible Subordinated Notes Due 2005, filed herewith.

   4.2 Registration Rights Agreement, dated as of March 13, 2000, between the Company and Lehman Brothers Inc., Goldman, Sachs & Co. and Prudential Securities Incorporated, filed herewith.

   27    Financial Data Schedule.

   (b)   Reports on Form 8-K

         Report on Form 8-K, dated March 6, 2000, reporting the announcement of the anticipated offering of $600,000,000 in aggregate principal amount of convertible subordinated debentures due 2005 in a private placement transaction.

         Report on Form 8-K, dated March 13, 2000, reporting the completion of the offering of $600,000,000 in aggregate principal amount of 4% Convertible Subordinated Debentures due 2005 in a private placement transaction.

         Report on Form 8-K, dated March 24, 2000, reporting the Company's agreement to acquire all of the equity interest of Orologic, Inc.

         Report on Form 8-K, dated March 31, 2000, reporting the completion of the Company's acquisition of all the equity interests of Orologic, Inc.

         Report on Form 8-K, dated March 31, 2000, reporting the completion of an offering of an additional $120,000,000 in aggregate principal amount of 4% Convertible Subordinated Debentures due 2005 in a private placement transaction pursuant to the exercise by the initial purchasers of their over-allotment option.

         Report on Form 8-K, dated April 19, 2000, reporting the Company's agreement to acquire all of the equity interest of SiTera, Inc.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           VITESSE SEMICONDUCTOR CORPORATION


May 15, 2000                 By: /s/Eugene F. Hovanec
                                 --------------------
                                 Eugene F. Hovanec
                                 Vice President, Finance and
                                 Chief Financial Officer

                              INDEX TO EXHIBITS

3.1  Restated Certificate of Incorporation of Vitesse Semiconductor Corp.

4.1  Indenture

4.2  Registration Rights Agreement

27   Financial Data Schedule