Form 10-Q
period 2000-06-30
VITESSE SEMICONDUCTOR CORP
filed 2000-08-14
CIK 880446

-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended
                                 June 30, 2000
                                      or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to
                                              --------  --------

                        Commission file number 0-19654

------------------------------------------------------------------------------

                       VITESSE SEMICONDUCTOR CORPORATION
            (Exact name of registrant as specified in its charter)

------------------------------------------------------------------------------


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

                    -------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( ).

     As of July 31, 2000, there were 179,618,298 shares of $0.01 par value common stock outstanding.

-------------------------------------------------------------------------------

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------


                                                                     Page Number

PART I      FINANCIAL INFORMATION

   Item 1   Financial Statements:

            Condensed Consolidated Balance Sheets as of June 30, 2000         2
            (unaudited) and September 30, 1999

            Unaudited Condensed Consolidated Statements of Operations         3
            for the three months ended June 30, 2000, June 30, 1999
            and March 31, 2000 and the nine months ended June 30, 2000 and June 30, 1999

            Unaudited Condensed Consolidated Statements of Cash Flows for     4
            the nine Months ended June 30, 2000 and June 30, 1999

            Notes to Unaudited Condensed Consolidated Financial Statements    6

   Item 2   Management's Discussion and Analysis of                          10
            Financial Condition and Results of Operations

   Item 3   Quantitative and Qualitative Disclosure About Market Risk        17


PART II     OTHER INFORMATION

   Item 2   Changes in Securities                                            18

   Item 6   Exhibits and Reports on Form 8-K                                 18

                                    PART I
                             FINANCIAL INFORMATION

                       VITESSE SEMICONDUCTOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                              June 30, 2000  Sept. 30, 1999
                                              -------------  --------------
                                               (Unaudited)     (Restated)

                                    ASSETS

Current assets:
 Cash and cash equivalents                    $  322,409        $ 89,941
 Short-term investments                          134,240         110,245
 Accounts receivable, net                        100,535          69,080
 Inventories, net                                 37,532          26,931
 Prepaid expenses                                  7,798           5,641
 Deferred tax assets, net                         51,356          32,677
                                              ----------      ----------
  Total current assets                           653,870         334,515
                                              ----------      ----------

Long-term investments                            510,748          38,063
Property and equipment, net                      118,037          81,849
Restricted long-term deposits                     75,908          67,334
Intangible assets, net                           452,242          14,609
Deferred tax assets, net                           6,237           6,237
Other assets                                      17,931             462
                                              ----------      ----------
                                              $1,834,973        $543,069
                                              ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $    3,287        $  3,307
 Accounts payable                                 10,689          16,387
 Accrued expenses and other current liabilities   15,566          13,841
 Accrued interest expense                          8,467              --
 Income taxes payable                                 --           5,517
                                              ----------      ----------
     Total current liabilities                    38,009          39,052
                                              ----------      ----------
Long-term debt                                     4,252           1,636
Convertible subordinated debt                    720,000               -

Minority interest                                  1,506               -
Shareholders' equity:
 Common stock, $.01 par value.  Authorized
 500,000,000 shares; issued and outstanding
 179,476,994 and 170,937,687 shares on June 30,
 2000 and Sept. 30, 1999, respectively
                                                   1,795           1,709
 Additional paid-in capital                      978,334         406,103
 Deferred compensation                           (21,356)             --
 Treasury stock, 0 and 754,845 shares
 outstanding, at cost, on June 30, 2000 and
 Sept. 30, 1999, respectively                         --            (100)
 Retained earnings                               112,433          94,669
                                              ----------      ----------
     Total shareholders' equity                1,071,206         502,381
                                              ----------      ----------
                                              $1,834,973        $543,069
                                              ==========      ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)


                                                           Three Months Ended                         Nine Months Ended
                                            ----------------------------------------------    -----------------------------
                                            June 30, 2000   June 30, 1999   March 31, 2000    June 30, 2000   June 30, 1999
                                            -------------   -------------   --------------    -------------   -------------
                                                            (Restated)       (Restated)                        (Restated)

Revenues                                          $114,090        $ 73,277          $100,310         $303,679        $200,982

Costs and expenses:
 Cost of revenues                                   38,747          27,343            35,111          105,697          75,908
 Engineering, research & development                21,617          15,013            21,093           60,880          42,057
 Selling, general & administrative                  13,120          10,789            11,685           36,762          28,843
 Acquisition related costs                          21,413             360            47,843           69,677             850
                                                  --------        --------          --------         --------        --------
  Total costs & expenses                            94,897          53,505           115,732          273,016         147,658
                                                  --------        --------          --------         --------        --------

Income (loss) from operations                       19,193          19,772           (15,422)          30,663          53,324
Other income, net                                    7,273           2,917             3,683           13,750           8,286
                                                  --------        --------          --------         --------        --------

Income (loss) before income taxes                   26,466          22,689           (11,739)          44,413          61,610
Income taxes                                        13,182           7,654             5,135           28,113          19,830
                                                  --------        --------          --------         --------        --------

Net income (loss)                                 $ 13,284        $ 15,035          $(16,874)        $ 16,300        $ 41,780
                                                  ========        ========          ========         ========        ========

Net income (loss) per share
 Basic                                            $   0.07        $   0.09          $  (0.10)        $   0.09        $   0.26
                                                  ========        ========          ========         ========        ========
 Diluted                                          $   0.07        $   0.08          $  (0.10)        $   0.09        $   0.24
                                                  ========        ========          ========         ========        ========

Shares used in per share computations:
 Basic                                             179,107         166,445           174,512          174,657         162,904
                                                  ========        ========          ========         ========        ========
 Diluted                                           192,567         178,990           174,512          188,589         176,151
                                                  ========        ========          ========         ========        ========




See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                         Nine Months Ended
                                                                  -------------------------------
                                                                  June 30, 2000    June 30, 1999
                                                                  --------------   --------------
                                                                                   (Restated)
Cash flows from operating activities:
Net income                                                            $  16,300         $ 41,780
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                           42,329           17,220
 Amortization of debt issue costs and debt discount                       1,263               --
 Amortization of deferred compensation                                    2,406               --
 Purchased in-process research & development                             45,614               --
 Deferred tax assets                                                      1,041               --
Change in assets and liabilities:
  (Increase) decrease in, net of effects of acquisitions:
   Accounts receivable, net                                             (31,287)         (24,942)
   Inventories                                                          (10,601)          (5,727)
   Prepaid expenses                                                      (2,053)            (910)
   Other assets                                                            (549)              98
  Increase (decrease) in, net of effects of acquisitions:
   Accounts payable                                                      (5,782)          (3,542)
   Accrued expenses and other current liabilities                       (17,811)           5,862
   Accrued interest expense                                               8,467               --
   Income taxes payable                                                  26,638           20,775
                                                                      ---------         --------
     Net cash provided by operating activities                           75,975           50,614
                                                                      ---------         --------
Cash flows from investing activities:
 Investments, net                                                      (496,680)         (37,030)
 Capital expenditures                                                   (57,092)         (35,338)
 Restricted long-term deposits                                           (8,574)           1,697
 Payment for purchase of companies, net of cash acquired                 (8,326)         (13,040)
                                                                      ---------         --------
     Net cash used in investing activities                             (570,672)         (83,761)
                                                                      ---------         --------
Cash flows from financing activities:
 Principal payments under long-term debt and capital leases              (4,897)            (209)
 Proceeds from term loans                                                 5,000            1,546
 Proceeds from issuance of convertible subordinated debt                720,000               --
 Cash paid for debt issue costs                                         (18,000)              --
 Capital contributions by minority interest limited partners              1,506               --
 Elimination of duplicate period of pooled companies                      1,464               --
 Proceeds from issuance of common stock, net                             22,092           32,906
                                                                      ---------         --------
     Net cash provided by financing activities                          727,165           34,243
                                                                      ---------         --------
     Net increase in cash and cash equivalents                          232,468            1,096
Cash and cash equivalents at beginning of period                         89,941           85,163
                                                                      ---------         --------
Cash and cash equivalents at end of period                            $ 322,409         $ 86,259
                                                                      =========         ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                           --------------------------------
                                                           June 30, 2000      June 30, 1999
                                                           -------------      -------------
                                                                               (Restated)
Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                   $    224          $    29
                                                                ========          =======
     Income taxes                                               $    367          $ 1,670
                                                                ========          =======

Supplemental disclosures of non-cash transactions:

  Issuance of stock options in purchase transaction             $ 52,146          $   300
                                                                ========          =======
  Issuance of common stock in purchase transaction              $422,542          $    --
                                                                ========          =======
      Issuance of notes payable in purchase transaction         $     --          $ 2,725
                                                                ========          =======
  Increase in equity associated with tax benefit from
     exercise of stock options                                  $ 51,875          $34,573
                                                                ========          =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation and Significant Accounting Policies


   The accompanying condensed consolidated financial statements are unaudited and include the accounts of Vitesse Semiconductor Corporation and its subsidiaries (the "Company"). As more fully described in Note 2 of the condensed consolidated financial statements, the Company's acquisition of SiTera Incorporated ("SiTera") on May 31, 2000, was accounted for under the pooling-of-interests method, and accordingly, the condensed consolidated financial statements for all prior periods presented have been restated to include the accounts and results of operations of SiTera. Additionally, as more fully described in Note 3, on March 31, 2000, the Company acquired all of the equity interests of Orologic, Inc. ("Orologic") in exchange for 4,546,883 shares of common stock and the assumption of stock options to purchase 543,815 shares of common stock valued, in the aggregate, at approximately $490 million. This transaction has been accounted for using the purchase method of accounting and therefore, the operations of Orologic are included from the date of acquisition. All intercompany accounts and transactions have been eliminated. In management's opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. This report should be read in conjunction with the audited financial statements presented in the 1999 Annual Report. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company's audited financial statements for fiscal year 1999 contained in the Annual Report have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.
   Computation of Net Income per Share

   The reconciliation of shares used to calculate basic and diluted income per share consists of the following (in thousands):

                                                                 Three Months Ended                    Nine Months Ended
                                                     -------------------------------------------   ----------------------------
                                                     June 30, 2000   June 30,1999   Mar. 31,2000   June 30 2000   June 30, 1999
                                                     -------------   ------------   ------------   ------------   -------------
Shares used in basic per share computations -
  weighted average shares outstanding                      179,107        166,445       174,512        174,657         162,904
Net effect of dilutive common share equivalents
  based on treasury stock method                            13,460         12,545            --         13,932          13,247
                                                           -------        -------       -------        -------         -------
Shares used in diluted per share computations              192,567        178,990       174,512        188,589         176,151
                                                           =======        =======       =======        =======         =======

   Common stock equivalents to purchase 6,494,467 and 117,863 shares that were outstanding at June 30, 2000 and 1999, respectively, were not included in the computation of diluted net income per share, as their effect would have been antidilutive. The common stock equivalents at June 30, 2000 consist primarily of the convertible subordinated debentures that are convertible into the Company's common stock at a conversion price of $112.19. Common stock equivalents to purchase 20,832,269 shares that were outstanding at March 31, 2000, were not included in the computation of diluted net income per share for the quarter ended March 31, 2000, because, due to the net loss position, the effect would be antidilutive.

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

   Segment Reporting

   On October 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"("SFAS No. 131"). This statement establishes standards for reporting operating segment information in annual financial statements and interim reports issued to shareholders. The Company operates in only one segment, as defined by SFAS No. 131. Substantially all long-lived assets are located in the United States.

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

Note 2.  Pooling of Interests Business Combinations

       On May 31, 2000, the Company issued 14,698,288 shares of its common stock in exchange for all of the outstanding shares of SiTera, a provider of intelligent network processing for service provider, carrier edge and large enterprise markets. This acquisition has been retroactively accounted for under the pooling-of-interests method of accounting in the condensed consolidated financial statements.

       The results of operations previously reported by the separate entities, and the combined amounts presented in the accompanying condensed consolidated financial statements, are summarized below (in thousands):

                                      Vitesse                SiTera               Combined
---------------------------------------------------------------------------------------------------
Three months ended
   March 31, 2000:
     Revenues                      $   100,167           $       143              $   100,310
     Net loss                          (10,447)               (6,427)                 (16,874)

Three months ended
   June 30, 1999:
     Revenues                      $    73,262           $        15              $    73,277
     Net income (loss)                  18,112                (3,077)                  15,035

Nine months ended
   June 30, 1999
     Revenues                      $   200,907           $        75              $   200,982
     Net income (loss)                  48,347                (6,567)                  41,780

   Certain reclassifications have been made to the financial statements of Sitera to conform to the Company's financial presentation.

Note 3.  Purchase Accounting Business Combinations

   On March 31, 2000, the Company acquired all of the equity interests of Orologic in exchange for 4,546,883 shares of common stock and the assumption of stock options to purchase 543,815 shares of common stock valued, in the aggregate, at approximately $490 million, which includes estimated direct acquisition costs of approximately $17 million. Orologic is a "fabless" semiconductor company that develops high performance system on a chip solutions that enable data packet processing at OC-48 and OC-192 rates. The acquisition of Orologic was recorded using the purchase method of accounting. Therefore, the consideration was allocated based upon the fair values of the tangible and intangible assets and liabilities acquired. The allocation includes purchased in-process research and development of $45.6 million, which has been charged to expense in the three month period ended March 31, 2000, identifiable intangibles of $813,000, and excess consideration of $446 million recorded as goodwill. Goodwill and the other identifiable intangibles will be amortized over their estimated useful lives ranging from 2 to 6 years. As of June 30, 2000, accumulated amortization related to these intangible assets was $18.7 million.

   Pro forma consolidated results of operations for the nine month periods ended June 30, 2000 and 1999 are summarized below to reflect the acquisition of Orologic as if it had occurred on October 1, 1999 and 1998, respectively:

                                                       Nine months ended
(in thousands, except per share data)           June 30, 2000         June 30, 1999
-------------------------------------------------------------------------------------
Revenues                                               $304,128              $201,082
Net loss                                                (27,604)              (14,866)
Net loss per share - basic and diluted                    (0.16)                (0.09)

   On June 5, 2000, the Company acquired certain assets and liabilities of Kalman Saffran Associates, Inc. ("KSA") in exchange for cash consideration of $8.6 million and stock options to purchase 147,500 shares of common stock valued at $1.6 million, net of deferred compensation, using an option pricing model. The consideration was allocated based on the relative fair values of the tangible and intangible assets and liabilities acquired, including acquired workforce of $2.1 million, with the excess consideration of $8.7 million recorded as goodwill. These intangible assets will be amortized over their
estimated useful lives ranging from 5 to 7 years.   The transaction is being
accounted for as a purchase, and accordingly, the operations of KSA are included from the date of acquisition. Pro forma data is not presented herein as difference is immaterial.

Note 4.  Inventories, net

   Inventories consist of the following (in thousands):

                                        June 30, 2000   September 30, 1999
                                        -------------   ------------------
Raw materials                                 $ 5,915              $ 5,168
Work in process and finished goods             31,617               21,763
                                              -------              -------
                                              $37,532              $26,931
                                              =======              =======

Note 5.  Long Term Debt

       In December 1999, the Company entered into a $5 million loan agreement with two lenders. The loan is available for drawdown in increments of $1 million through March 31, 2000. Interest is based on the three year U.S. Treasury rate plus a spread of 7.49%, with a maximum rate of 15% per annum, payable monthly. Principal payments are due monthly in payments equal to 3.33% of the loan plus interest over a period of 30 months, commencing in June 2000. As of June 30, 2000, the Company had drawndown the maximum funds under the loan agreement, or $5 million.

   During March 2000, the Company completed a private offering of $720 million of 4% convertible subordinated debentures due 2005. Net proceeds received by the Company, after costs of issuance, were approximately $702 million. Interest is payable in arrears semiannually on March 15 and September 15 of each year, beginning September 15, 2000. The debentures are convertible into the Company's common stock at approximately $112.19 per share, subject to certain adjustments. The notes may be redeemed, at the Company's option, on or after March 15, 2003 at specified redemption prices. For the quarter ended June 30, 2000, interest expense relating to the convertible subordinated debentures aggregated $8.1 million.

   The remaining balances of long term debt relates to various capital leases and notes payable to third parties.

Note 6.  Subsequent Events

       On August 7, 2000, the Company acquired certain assets of the WAN product line of Philips Semiconductors for approximately $23.3 million. The Philips Semiconductors WAN product line designs, develops and markets products for WAN access and aggregation. The transaction will be accounted for using the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), in particular, in "Results of Operations - Engineering, Research and Development Costs - Selling, General, and Administrative Expense - Orologic Acquisition and Income Taxes," and in "Liquidity and Capital Resources--Investing and Financing Activities," and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Operating Results."

Results of Operations

   Revenues

   Total revenues in the third quarter of fiscal 2000 were $114.1 million, a 55.7% increase over the $73.3 million recorded in the third quarter of fiscal 1999 and a 13.7% increase over the $100.3 million recorded in the prior quarter. For the nine months ended June 30, 2000, total revenues were $303.7 million, a 51.1% over the $201.0 million recorded in the nine months ended June 30, 1999. The increase in total revenues was due to unit growth in shipments of existing products, as well as the introduction of new products to customers in the communications market.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the third quarter of fiscal 2000 was 34.0% compared to 37.3% in the third quarter of fiscal 1999 and 35.0% in the prior quarter. The decrease in cost of revenues as a percentage of total revenues resulted primarily from a reduction in per unit costs associated with increased utilization of the Company's Colorado Springs wafer fabrication facility, as well as improved manufacturing yields during the first, second and third quarters of fiscal 2000.

   Engineering, Research and Development Costs

   Engineering, research and development expenses were $21.6 million in the third quarter of fiscal 2000 compared to $15.0 million in the third quarter of fiscal 1999 and $21.1 million in the prior quarter. For the nine months ended June 30, 2000, engineering, research, and development costs were $60.9 million compared to $42.1 million in the nine months ended June 30, 1999. The increases were principally due to increased headcount and higher costs to support the Company's continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs were 18.9% in the third quarter of fiscal 2000, 20.5% in the third quarter of fiscal 1999, and 21.0% in the prior quarter. For the nine months ended June 30, 2000, engineering, research and development costs as a percentage of total revenues decreased to 20% from 20.9%, in the comparable period a year ago. The Company expects these costs to continue to increase in absolute dollars as a result of continued efforts to develop new products and increased headcount related to recent acquisitions. The Company's engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $13.1 million in the third quarter of 2000, compared to $10.8 million in the third quarter of 1999 and $11.7 million in the prior quarter. For the nine months ended June 30, 2000, SG&A expenses were $36.8 million compared to $28.8 million in the same period in fiscal 1999. The increase in SG&A expenses in absolute dollars was due principally to increased comepnsation and travel costs resulting from recent acquisitions, and increases in legal and accounting fees. As a percentage of total revenues, SG&A expenses were 11.5% in the third quarter of 2000, compared
to 14.7% in the third quarter of 1999 and 11.6% in the prior quarter.   For the
nine months ended June 30, 2000, SG&A expenses as a percentage of total revenues decreased to 12.1% from 14.3%, in the comparable period a year ago. The Company expects these costs to continue to increase in absolute dollars as a result of expected future growth.

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

   Other Income, Net

   Other income consists of interest income, net of interest and other expenses. Interest income increased to $15.5 million in the third quarter of fiscal 2000 from $3.0 million in the third quarter of 1999 and $5.3 million in the prior quarter. Interest expense was $8.2 million in the third quarter of fiscal 2000 and $1.6 million in the prior quarter. The Company incurred only a minimal amount of interest expense in the third quarter of fiscal 1999. For the nine months ended June 30, 2000, interest income and interest expense increased to $23.6 million and $9.8 million from $8.4 million and $0.1 million, respectively, in the comparable period a year ago. The increase in interest income is due to higher average cash, short-term investments, long-term investments and long-term deposit balances resulting from increased profitability and proceeds received from the convertible debenture offering. Increased interest expense relates to the debentures and amortization of debt issuance costs. As a result of the convertible debenture offering, the Company expects to record additional interest expense of approximately $8.1 million per quarter in future periods.

   Income Taxes (to come from John)

   The Company's year to date effective income tax rate is 63.3 % as of June 30, 2000 compared to 32.2% for the same period in the prior year. For the quarter ended June 30, 2000, the effective income tax rate is 49.8% compared to 33.7% for the quarter ending June 30, 1999. Excluding the effects of the Orologic transaction, the quarter and year to date effective income tax rates are approximately 33% through June 30, 2000.

Liquidity and Capital Resources

   Operating Activities

   The Company generated $76.0 million and $50.6 million from operating activities in the nine months ended June 30, 2000 and 1999, respectively. The increase in cash flow from operations was principally due to an improvement in profitability, excluding the one time non-cash charge of $45.6 million relating to purchased in-process research and development.

   Investing Activities

   The Company used $570.7 million and $83.8 million in investing activities during the nine months ended June 30, 2000 and 1999, respectively. The increase in cash used in investing activities was primarily due to the net investment of $496.7 million, in held to maturity debt and equity securities, from the proceeds received from the convertible subordinated debentures offering.
Capital expenditures, principally for manufacturing and test equipment, were $57.1 million in the nine months ended June 30, 2000 compared to $35.3 million in the nine months ended June 30, 1999. The Company intends to continue investing in manufacturing, test and engineering equipment.

   The Company entered into an operating lease transaction providing for the financing of $11.1 million for the acquisition of certain test equipment. Payments under this lease commenced in November 1999. If at the end of the lease term the Company does not purchase the property, the Company would guarantee the residual value to the lessor equal to a specified percentage of the lessor's cost of the equipment. As of June 30, 2000, the lessor advanced a total of $11.1 million under this lease and had held $8.8 million as cash collateral, which the amount is included in restricted long-term deposits.

   Financing Activities

   The Company's financing activities provided $727.2 million for the nine months ended June 30, 2000, representing proceeds, net of issuance costs, of $702 million received from the convertible subordinated debentures offering, proceeds of $5 million received from the loan agreement and proceeds of $22.1 million received from the issuance and sale of common stock pursuant to the Company's stock option and stock purchase plans. This was slightly offset by $4.9 million in repayments of debt obligations.

   Management believes that the Company's cash and cash equivalents, short-term investments, and cash flow from operations are adequate to finance its planned growth and operating needs for the next 12 months.

Impact of Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company will adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in the first quarter of its fiscal year ending September 30, 2001. Management has not completed an evaluation of the effects this standard will have on the Company's consolidated financial statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in the SAB no later than the fourth quarter of its year 2001 with restatement to the first quarter of fiscal 2001 required for any change to comply with the SAB. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have, however based on current guidance the Company believes adoption of the SAB will not have a material impact on the Company's financial position or results of operations.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying
APB Opinion No. 25, "Accounting for Stock Issued to Employees."   FIN 44 applies
specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN 44 did not have an affect on the Company's financial reporting.

Factors That May Affect Future Operating Results

   We are Dependent on a Small Number of Customers in a Few Industries

   We intend to continue focusing our sales effort on a small number of customers in the communications and test equipment markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the nine months ended June 30, 2000, our three largest customers accounted for 14%, 13% and 10% of our total revenues and no other customer accounted for more than 10% of our total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

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

   There Are Risks Associated with Recent and Future Acquisitions

   In fiscal 1999, we made three strategic acquisitions. In March 2000, we completed the acquisition of Orologic, Inc., in exchange for approximately 4.6 million shares of our common stock. In May 2000, we completed the acquisition SiTera, Inc., for approximately 14.7 million shares of our common stock. Also in fiscal 2000, we have completed two smaller acquisitions for an aggregate of approximately $45 million. These acquisitions may result in the diversion of management's attention from the day-to-day operations of the Company's business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially and adversely affected.

   In addition, acquisitions we will make could result in dilutive issuances of equity securities, substantial debt, and amortization expenses related to goodwill and other intangible assets. In particular, in connection with our acquisition of Orologic, Inc., we were required to record acquisition related expenses of $45.6 million in the three months ended March 31, 2000. Further, we expect to amortize an aggregate of approximately $446 million of goodwill and other identifiable intangible assets over the next 2 to 6 years. In addition, we have accounted for the acquisition of SiTera, Inc., as a pooling-of-interests, resulting in the exchange of approximately 14.7 million shares of common stock. Our management frequently evaluates strategic opportunities available. In the future we may pursue additional acquisitions of complementary products, technologies or businesses.

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

   We Are Dependent on Key Suppliers

   We manufacture our products using a variety of components procured from third-party suppliers. Most of our high-performance integrated circuits are packaged by third parties. Other components and materials used in our manufacturing process are available from only a limited number of sources. Further, we are increasingly relying on third-party semiconductor foundries for our supply of silicon based products. Any difficulty in obtaining sole- or limited-sourced parts or services from third parties could affect our ability to meet scheduled product deliveries to customers. This in turn could have a material adverse effect on our customer relationships, business and financial results.

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

   Our Failure to Manage Growth May Adversely Affect Us

   The management of our growth requires qualified personnel, systems and other resources. In particular, the continued operation of the new facility in Colorado Springs and its integration with the Camarillo facility will require significant management, technical and administrative resources. Additionally, we have recently established several product design centers worldwide. Finally, we acquired Vermont Scientific Technologies, Inc. ("VTEK") in November 1998, Serano Systems Corporation ("Serano") in January 1999, XaQti Corporation ("XaQti") in July 1999, Orologic, Inc. ("Orologic") in March 2000, SiTera, Inc. ("SiTera") in May 2000, and certain assets and liabilities of Kalman Saffran Associates, Inc. ("KSA") in June 2000, and certain assets and liabilities of Philips Semiconductors, Inc. ("Philips") in August 2000, and we have only limited experience in integrating the operations of acquired businesses. Failure to manage our growth or to successfully integrate new and future facilities or newly acquired businesses could have a material adverse effect on our business and financial results.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

   At June 30, 2000, the Company's long-term debt consists of convertible subordinated debentures with interest at a fixed rate. Consequently, the Company does not have significant cash flow exposure on its long-term debt. However, the fair value of the convertible subordinated debentures is subject to significant fluctuation due to their convertibility into shares of Vitesse common stock.

                                    PART II

                               OTHER INFORMATION

Item 2.     Changes in Securities

   In May 2000, we issued 14,698,288 shares of our common stock and assumed stock options to purchase 1,146,584 of our common stock in connection with the acquisition of all of the equity interests of SiTera, Inc. The issuance of shares was made pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended, after obtaining a permit to complete the acquisition from the Office of the California Secretary of State.


Item 6.     Exhibits & Reports on Form 8-K

     (a)    Exhibits

     2.1 Agreement and Plan of Reorganization, entered into as of April 19, 2000, by and among Vitesse Semiconductor Corp., Southpaw Acquisition Corp., and SiTera, Inc., and with respect to Article 8 only, Steven
            P. Flannery as Stockholder Representative and U.S. Bank Trust National Association as Escrow Agent, incorporated by reference to Current Report on Form 8-K dated May 31, 2000.


     27     Financial Data Schedule.


     (b)    Reports on Form 8-K

            Report on Form 8-K/A, dated March 31, 2000 (filed May 25, 2000), amending Current Report on Form 8-K to include historical and pro forma financial statements of the Company and Orologic, Inc.

            Report on Form 8-K/A, dated March 31, 2000 (filed June 7, 2000), amending Form 8-K/A filed May 25, 2000, to correct certain financial information.

            Report on Form 8-K, dated April 19, 2000, reporting the Company's agreement to acquire all of the equity interest of SiTera, Inc.

            Report on Form 8-K, dated May 31, 2000, reporting the completion of the Company's acquisition of all the equity interests of SiTera, Inc.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             VITESSE SEMICONDUCTOR CORPORATION


August 11, 2000                 By: /s/Eugene F. Hovanec
                                 --------------------
                                 Eugene F. Hovanec
                                 Vice President, Finance and
                                 Chief Financial Officer

                               INDEX TO EXHIBITS

27   Financial Data Schedule