Form 10-K
period 2000-09-30
VITESSE SEMICONDUCTOR CORP
filed 2000-12-19
CIK 880446

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 2000

                                      or

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2000 as reported on the Nasdaq National Market, was approximately $15,886,782,358. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of November 30, 2000, the registrant had outstanding 180,530,388 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Security Holders for fiscal year ended September 30, 2000 (incorporated into Parts II and IV hereof).

Definitive Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on January 23, 2001 (incorporated into Part III hereof).

Registration Statement on Form S-1 effective December 10, 1991 (incorporated into Part IV hereof).

================================================================================

                                    PART I


Item 1.  Business

     Certain statements in this Annual Report on Form 10-K, including certain statements contained in "Business Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Vitesse Semiconductor Corporation ("the Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results" for certain factors that could cause actual results to differ materially from these forward-looking statements.

     The Company is a leading supplier of high-performance integrated circuits ("ICs") principally targeted at systems manufacturers in the communications markets. Over the past few years the proliferation of the Internet and the explosive growth in volume of data being sent over local and wide area networks has placed a tremendous strain on the networking infrastructure. The demand for increased bandwidth has resulted in a need for both faster as well as more expansive networks. Additionally, there has been a growing trend towards the outsourcing of IC design and manufacture by systems companies to suppliers such as Vitesse. These and other factors have led to an increasing demand for high performance ICs.

We are also a supplier of ICs to other markets such as the automatic test equipment ("ATE") market. In fiscal 2000, sales of communications and ATE products represented 89% and 11%, respectively, of the Company's total revenues. The Company's major customers include Alcatel, Ciena, Cisco, Fujitsu, LTX, Lucent, Nortel, Sycamore and Tellabs.

     Vitesse was incorporated in the State of Delaware in 1987. The Company's principal offices are located at 741 Calle Plano, Camarillo, California, and its phone number is (805) 388-3700.

Background

   Communications

     Public communications networks, such as those used by interexchange long distance carriers ("IXCs") and local exchange carriers ("LECs") and specialized networks such as those used by Internet service providers, are experiencing dramatic growth in traffic. The volume of information required to be transmitted across public networks has increased significantly in recent years as a result of a variety of factors, including the increase in data transmission and facsimile use, the rapid growth of the Internet, the increase in demand for high speed interconnectivity between wide area networks ("WANs"), metropolitan area networks ("MANs") and local area networks ("LANs"), and the growing demand for remote network access. Public network service providers have been required to upgrade their infrastructure to provide high-speed data services to customers to meet these needs in addition to providing their standard telephone services. Infrastructure improvements to public networks have most prominently included a dramatic increase in the deployment of fiber optic technology to replace conventional copper wire. Since optical fiber offers substantially greater capacity, is less error prone and is easier to administer than copper wire, it has become the transmission medium of choice for IXCs and, increasingly, LECs.

     SONET (Synchronous Optical Network) in the United States and the equivalent SDH (Synchronous Digital Hierarchy) in the rest of the world are the primary standards for high-speed optical fiber transmission. The SONET/SDH standard facilitates high data integrity and improved performance in terms of network reliability and reduces maintenance and other operations costs by standardizing interoperability among different vendors' equipment.

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

     Among the standards and protocols that have emerged to address the increase in volume and complexity of data flowing through today's networks are Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP"). ATM is based on fixed-size packets, called cells, and is designed to efficiently integrate voice, data and video and easily scale bandwidth. IP is a packet-based protocol that is generally accepted as the industry standard for LAN data transfer and is being increasingly used in MANs and WANs as well. Both ATM and IP packet switching network technologies are being deployed over optical networks based on the complementary SONET/SDH standards, known as ATM over SONET and Packet over SONET ("POS"). Fiber optic applications designed to the SONET/SDH and ATM standards use data transmission rates of 155 MHz, 622 MHz, 2.5 GHz or 10 GHz.

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

     The Fibre Channel standard is a practical, inexpensive, yet expandable method for achieving high-speed data transfer among workstations, mainframes, data storage devices and other peripherals. The Fibre Channel standard addresses the need for very fast transfers of large volumes of information, while at the same time relieving system manufacturers from the burden of supporting the variety of networks and channels currently in place. Fibre Channel is especially effective in situations where large blocks of data must be transferred within and between buildings and over campus environments. Fibre Channel is capable of transmitting at rates exceeding 1 gigabit per second in both directions simultaneously and is also able to transport existing protocols over both optical fiber and copper wire.

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


Strategy

     The Company's strategy includes the following elements:

  Target Growing Markets

     Vitesse targets emerging high-growth areas in the communications market such as SONET/SDH, ATM, IP, Fibre Channel, and Gigabit Ethernet, which require ICs that are capable of high-bandwidth data transmission.

  Reduce Costs of High-Performance Products

     The Company continually strives to reduce the cost of its high-performance products by increasing manufacturing yields, decreasing die sizes, and integrating multiple functions onto a single chip.

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

  Develop "Technology  Transparent" Products

     The Company believes that there are a variety of process technologies available to meet the requirements of the broad range of products that its customers need. The Company endeavors to offer chip solutions to its customers using the most appropriate process technology for the particular application. In addition to its internal wafer fabrication facilities, the Company subcontracts its CMOS products to three state-of-the-art semiconductor foundries. The Company intends to qualify other process technologies and foundries in the future.

  Establish Close Relationships with Customers' Engineering Management

     The Company establishes close relationships with its customers' engineering management and believes these relationships enable it to better understand the customers' needs and win designs for existing and new systems.

  Pursue Strategic Acquisitions

     The Company frequently evaluates opportunities to enhance its products and technologies through the acquisition of complementary products, technologies and businesses. In fiscal 2000, the Company completed four such acquisitions.

Products and Customers

  Communications

     The Company offers several products that address the needs of high-performance communications systems at the 622 Mb/s, 1.0 Gb/s, 1.25 Gb/s,
2.5 Gb/s and 10 Gb/s data rates for the SONET, ATM, IP, Fibre Channel and Gigabit Ethernet markets. These products support the increasing speed requirements of transmission channels and the transmission of multiple channels on a single fiber. Today, most SONET systems utilize the 2.5 Gb/s (OC-48) standard, though use of the 10 Gb/s (OC-192) standard is growing very rapidly. The Company developed its first 2.5 Gb/s ICs in 1987 and today has a wide range of 2.5 Gb/s ICs in the SONET market. Among the products offered in this area are multiplexers, demultiplexers, framers, switch cores, clock generation and recovery circuits, forward error correction circuits, laser drivers optoelectronic receivers and amplifiers. These cost effective solutions for transmission, control and switching provide wide design margins, increased integration and overall lower system costs to the communications market.

     Today's internet data networking systems require ever increasing levels of integration, functionality and performance to meet stringent customer requirements for higher bandwidth, reduced cost and shorter time to market. In order to meet this challenge, complete line card and switch fabric chip set solutions are being demanded from suppliers. The Company is addressing this need with an expanding set of POS/ATM framers, ethernet Media Access Controllers, packet processors and switch fabrics, which are designed for high performance switch and router applications. These products address the need for high bandwidth ports supporting STS-12, STS-48, STS-192 and Gigabit Ethernet and allow aggregate system bandwidths from 20 Gb/s to greater than 1 Tb/s. The recent acquisition of Orologic, Inc., and SiTera Incorporated has added traffic management and network processor technology to the Company, forming the core of packet processing components.

     The Company's Fibre Channel ICs allow for the very fast transfer of large volumes of data in SANs, JBOD ("Just a Bunch of Disks") and RAID ("Redundant Array of Inexpensive Disks") subsystems, and peripheral devices, surpassing the capacity of today's SCSI interfaces.

     The entire line of the Company's Fibre Channel ICs focuses on eliminating bandwidth bottlenecks in SANs, monitoring of vital statistics within the system, and supplanting SCSI devices in today's fastest networks. The Company's range of ICs for disk drives, hub and repeaters, host adapters, JBOD and RAID systems, port bypass circuits and switches service the Fibre Channel market with high bandwidth solutions for copper, fiber optic and backplane interconnects. The Company has developed 2.0 Gb/s ICs designed to increase bandwidth and further reduce bottlenecks in the storage marketplace. The Company has also developed physical layer interface products for the Gigabit Ethernet market. These Gigabit Ethernet products are designed to increase the bandwidth of LAN backbones to 1.25 Gb/s as new standards for LAN backbones emerge.

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

     Communications products accounted for 89% and 81% of the Company's total revenues for fiscal 2000 and 1999, respectively. In fiscal 2000, the Company's significant communications customers included Alcatel, Ciena, Cisco, Fujitsu, IBM, Lucent, NEC, Sun Microsystems and Tellabs.

  Automated Test Equipment

     ATE products accounted for 11% and 19% of the Company's total revenues for fiscal 2000 and fiscal 1999, respectively. Vitesse provides both custom and standard products that offer a combination of high complexity, low power dissipation and high speed for ATE. In fiscal 2000, the Company's significant ATE customers included Ando, Hewlett Packard, LTX, Schlumberger and Teradyne.

     The Company's ten largest customers accounted for approximately 61% and 66% of total revenues in fiscal 2000 and fiscal 1999, respectively. In fiscal 2000 and fiscal 1999, sales to Lucent accounted for 15% and 18%, of the Company's total revenues. No other customer accounted for more than 10% of the Company total revenues in fiscal 2000.

Process Technology

     The Company uses Gallium Arsenide ("GaAs") as the substrate in the internal manufacturing of its products. GaAs has inherent physical properties which allow electrons to move several times faster than within silicon. This higher electron mobility provides the Company with the flexibility to manufacture ICs that operate at much higher speeds than silicon devices or to operate at the same speeds with reduced power consumption. The Company employs proprietary H-GaAs process technology based on a refractory metal self-aligned gate ("SAG") process. SAG technology is universally used in the manufacture of complex silicon ICs. The process structure and logic implementation of the Company's GaAs ICs are similar to traditional silicon MOS process.

Manufacturing

  Wafer Fabrication

     The Company fabricates four-inch wafers at its Camarillo, California plant in a 6,000 square foot clean room, which has a rating of Class 10 (meaning there are fewer than ten particles larger than 0.5 micron per cubic foot of air). In 1998 the Company started fabricating six-inch wafers at a newly constructed plant in Colorado Springs, Colorado which includes a 10,000 square foot Class 1 clean room. Wafer fabrication equipment used by the Company is generally identical to that used in a sub-micron silicon MOS fabrication facility. Process technology is generally similar to that used in advanced sub-micron silicon process technologies, with certain modifications necessary to accommodate GaAs material properties.

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

     The Company outsources the manufacturing of its silicon-based products to suppliers that deliver either finished wafers or fully assembled and tested products. The Company's semiconductor subcontractors include IBM, Taiwan Semiconductor Manufacturing Corporation, LSI Logic, and NEC.

  Assembly and Test

     The Company outsources its IC packaging to third parties. For final testing, the Company utilizes advanced automated VLSI testers and has constructed several custom testers. However, in many cases, the Company cannot test its products at full speed and must rely on numerous sub-circuit path measurements to determine the performance of the IC.

  Components and Raw Materials

     The Company manufactures its products using a variety of components procured from third-party suppliers. All of the Company's integrated circuits are packaged by third parties. Certain components, materials and services are available from only a limited number of sources. GaAs substrates and other raw materials and equipment used in the production of the Company's ICs are available from several suppliers. Although lead times are occasionally extended in the industry, the Company has not experienced any material difficulty in obtaining raw materials or assembly services.

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

     The Company's engineering, research and development expenses in fiscal 2000, 1999 and 1998 were $86.2 million, $57.3 million and $37.0 million, respectively.

Competition

     The high-performance communications IC market is highly competitive and subject to rapid technological change, price erosion and heightened international competition. The Company currently competes primarily directly with the following categories of companies:


 .    High-performance integrated circuit suppliers such as Applied Micro
     Circuits Corporation, Broadcom, Conexant, Hewlett Packard, Intel, Lucent Technologies, Motorola, and PMC Sierra.

 .    Internal integrated circuit design units of systems companies such as Cisco
     Systems, Fujitsu, and Lucent Technologies.

     Many of these companies have substantially greater marketing, financial, technical and manufacturing resources than those of the Company.

     Competition in the Company's markets is primarily based on price/performance, product quality and the ability to deliver products in a timely fashion. Product qualification is typically a lengthy process and some prospective customers may be unwilling to invest the time or expense necessary to qualify suppliers such as the Company. Prospective customers may also have concerns about the relative advantages of our products compared to more familiar silicon-based semiconductors. Further, customers may also be concerned about relying on a relatively small company for a critical sole-sourced component. To the extent that the Company fails to overcome these challenges, there could be material adverse effects on the Company's business and financial results.

Sales and Customer Support

     The Company's principal method of selling its products is through direct sales to systems manufacturers by the Vitesse sales force. In certain markets such as Japan, the Company also sells through value-added distributors.

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

     The Company's sales headquarters is located in Camarillo, California. The Company has 12 additional sales and field application support offices in the United States, and one each in Canada, France, Germany, Italy, Japan and United Kingdom.

     The Company generally warrants its products against defects in materials and workmanship for a period of one year.

Licenses and Patents

     The Company has been awarded 21 U.S. patents for various aspects of design and process innovations used in the design and manufacture of its products. The Company has three patent applications pending in several countries in Europe and is preparing to file several more patent applications. The Company believes that patents are of less significance in its industry than such factors as technical expertise, innovative skills and the abilities of its personnel.

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

Employees

     As of September 30, 2000, the Company had 1,105 employees, including 547 in engineering, research and development, 114 in marketing and sales, 393 in operations and 51 in finance and administration. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes its employee relations are good.

Item 2.  Properties

     The Company's executive offices and principal research and development and fabrication facility is located in Camarillo, California, and is being leased under a noncancellable operating lease that expires in 2009. The total space occupied in this building is approximately 111,000 square feet. The Company has a second wafer fabrication facility in Colorado Springs, Colorado that is being leased under a synthetic lease that expires in 2001. This facility includes a 10,000 square foot clean room for wafer fabrication, and a product development center. The Company has the option to purchase this facility at cost at the end of the lease term. The Company leases an additional 45,000 square feet in Camarillo for product development and 21,000 square feet in Santa Clara, California for product development and sales offices. The Company also leases space for twelve other product development centers in California, Colorado, Denmark, Florida, Massachusetts, Minnesota, New Jersey, New Hampshire, North Carolina, Oregon, Texas, and Vermont, and 18 sales and field application support offices (12 in the United States, one in Canada, four in Europe and one in Japan).

Item 3.  Legal Proceedings

     The Company is currently involved in several legal proceedings; however, it believes that resolution of these matters, if resolved against the Company, would not have a material and adverse affect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II


Item 5.  Market for Company's Common Stock and Related Stockholder Matters

     The information required by this item appears on page 17 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.


Item 6.  Selected Financial Data

     The selected financial data for each of the five years ended September 30, 2000, appears on page 17 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item appears on pages 18 to 26 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     At September 30, 2000, the Company's long-term debt consisted primarily of convertible subordinated debentures with interest at a fixed rate. Consequently, the Company does not have significant cash flow exposure on its long-term debt.


Item 8.  Financial Statements and Supplementary Data

     Information required by this item is included in pages 28 to 42 of the Company's 2000 Annual Report to Shareholders, and is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are as follows:

      Name                       Age    Position
      ----                       ---    --------
      Louis R. Tomasetta         51     President and Chief Executive Officer, Director
      Ira Deyhimy                60     Vice President, Product Development
      Christopher R. Gardner     40     Vice President & General Manager, Telecommunications
      Eugene F. Hovanec          48     Vice President, Finance & Chief Financial Officer
      Michael Logan              51     Vice President, Sales
      James Mikkelson            52     Vice President, Technology Devel., Chief Technical Officer
      Yatin Mody                 37     Vice President, Controller
      Vincent Chan               52     Director
      James A. Cole              58     Director
      Alex Daly                  39     Director
      Pierre R. Lamond           70     Chairman of the Board
      John C. Lewis              65     Director

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

     Ira Deyhimy, a co-founder of the Company, has been Vice President of Product Development since the Company's inception in February 1987. From 1984 to 1987, he was Vice President, Engineering at Vitesse Electronics Corporation. Prior to that, Mr. Deyhimy was manager of Integrated Circuit Engineering at Rockwell International Corporation. Mr. Deyhimy has over 25 years experience in GaAs electronics. Mr. Deyhimy holds a B.S degree in physics from the University of California at Los Angeles and a M.S. degree in physics from the California State University at Northridge.

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

     Michael Logan joined the Company in May 1988 and held various sales management positions through January 2000 when he became Vice President, Sales. Prior to joining Vitesse, Mr. Logan had several years of sales experience at Gain Electronics Corporation. Mr. Logan received a B.S. degree in electrical engineering from the University of Minnesota and an M.B.A degree from the Wharton School of the University of Pennsylvania.

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

     Yatin Mody joined the Company in March 1992 and held various positions through November 1998 when he became Vice President and Controller. Prior to that, Mr. Mody was at Deloitte and Touche, most recently as a manager. Mr. Mody holds a Bachelor of Technology degree from the Indian Institute of Technology, Madras and an M.B.A degree from the University of California at Los Angeles.

     Vincent Chan has served as a Director of the Company since April 2000. He also serves on the Massachusetts Institute of Technology's facility as the Joan and Irwin Jacobs Professor of Electrical Engineering and Computer Science and Aeronautics. He is concurrently the Director of MIT's Laboratory for Information and Decision Systems. Dr. Chan has over 25 years experience leading the development of advanced communication systems.

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

     Alex Daly became a Director of the Company in January 1998. He is Chairman, President and Chief Executive Officer of a newly formed startup company, in the network security area, Wahoo Networks. He was President and Chief Executive Officer of Cygnus Solutions, a developer of software tools, from January 1998 to January 2000. From 1995 to 1997 he served as Vice President of Sales and Marketing and Chief Marketing Officer at C-Cube Microsystems, a developer of digital video communications products. From 1990 to 1995, he served at Intel Corporation, a semiconductor company, most recently as Director of Marketing for the mobile computing group.

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


Item 11.  Executive Compensation

     This item is answered by reference to the information set forth under the captions "Compensation of Executive Officers", and "2001 Stock Incentive Plan" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the Commission on December 22, 2000.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     This item is answered by reference to the information set forth under the caption "Principal Ownership of Vitesse Semiconductor Corporation Common Stock" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the Commission on December 22, 2000.


Item 13.  Certain Relationships and Related Transactions

     None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

                                                                                                                      Page in
                                                                                                                      -------
       1.  Financial Statements:                                                                                   Annual Report
                                                                                                                   -------------
           The financial statements of the Company listed below are incorporated herein by reference to the following pages of the 2000 Annual Report to Shareholders:

           Independent Auditors' Report                                                                                 27
           Consolidated Balance Sheets as of September 30, 2000 and 1999                                                28
           Consolidated Statements of Operations for the years ended September 30, 2000, 1999 and 1998                  29
           Consolidated Statements of Shareholders' Equity for the years ended September 30, 2000, 1999 and 1998        30
           Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998                  31
           Notes to Consolidated Financial Statements                                                                   32

       2.  Consolidated Financial Statement Schedules:                                                                 Page
                                                                                                                       ----

           The consolidated financial statement schedules of the Company are included in Part IV of this report on the pages indicated:

           Independent Auditors' Report on Consolidated Financial Statement Schedule                                    14

           For the three fiscal years ended September 30, 2000--
              II     -- Valuation and Qualifying Accounts                                                               15

           All other schedules are omitted because they are not applicable or are not required.

       3.  Exhibits:

           See Item 14(c) below.

     (b) Reports on Form 8-K

         Report on Form 8-K/A, dated May 31, 2000 (filed August 9, 2000) amending Current Report on Form 8-K to report the acquisition of SiTera, Inc. under Item 5 of Form 8-K.

         Report on Form 8-K, dated August 25, 2000 (filed September 5, 2000) providing supplemental financial information previously included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, to give retroactive effect to the Company's merger with SiTera, Inc., on May 31, 2000, which was accounted for as a pooling of interests.

     (c) Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

        2.1/(5)/ Agreement and Plan of Merger and Reorganization among the Registrant, Holiday Acquisition Corp. and Orologic, Inc. dated March 24, 2000.
        2.2/(7)/ Agreement and Plan of Reorganization, by and among the Registrant, Southpaw Acquisition Corp., and SiTera, Inc., and with respect to Article 8 only, Steven P. Flannery as Stockholder Representative and U.S. Bank Trust National Association as Escrow Agent dated April 19, 2000.
        3.1/(6)/ Certificate of Incorporation of Registrant, as amended to date.
        3.2/(2)/  Bylaws of Registrant as amended to date.
        4.1/(2)/  Specimen of Company's Common Stock Certificate.

        4.2/(6)/ Indenture, dated as of March 7, 2000, between the Company and Lehman Brothers, Inc., Goldman Sachs & Co. and Prudential Securities Incorporated, including the form of the Company's 4% Convertible Subordinated Notes Due 2005, filed herewith.
        4.3/(6)/ Registration Rights Agreement, dated as of March 13, 2000, between the Company and Lehman Brothers, Inc., Goldman, Sachs & co. and Prudential Securities Incorporated, filed herewith.
       10.1/(2)/  1989 Stock Option Plan.
       10.2/(2)/  1991 Stock Option Plan.
       10.3/(2)/  1991 Employee Stock Purchase Plan.
       10.4/(2)/  1991 Directors' Stock Option Plan.
       10.5/(2)/  Standard Form of Indemnification Agreement between Registrant and its officers and directors.
       10.9/(1)/  First Amendment to Lease between Carson Estate Company
                  (formerly Victoria Partnership) and Registrant.
       10.10/(2)/ Lease dated January 31, 1991 between Camarillo I Development
                  Corporation and Registrant.
       10.11/(2)/ Standard Form Proprietary Information Agreement.
       10.16/(3)/ Agreement dated October 30, 1996 between ABN AMRO Bank N.V.,
                  Lease Plan North America, Inc. and Registrant.
       10.17/(3)/ Agreement dated August 15, 1997 between ABN AMRO Bank N.V.,
                  Lease Plan North America, Inc. and Registrant.
       10.20/(4)/ Agreement dated July 9, 1998 between Metlife Capital
                  Corporation and Registrant.
       13.1       Registrant's 2000 Annual Report to Shareholders.
       21.1       Subsidiaries of the Registrant.
       23.1       Accountants' Consent
       27.1       Financial Data Schedule

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

(5) Incorporated by reference from the Company's Current Report on Form 8-K dated March 31, 2000.

(6) Incorporated by reference from the Company's quarterly report on Form 10-Q for the period ended March 31, 2000.

(7) Incorporated by reference from the Company Current Report on Form 8-K dated May 31, 2000.

     (d) Financial Statement Schedules

       See Item 14(a) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VITESSE SEMICONDUCTOR CORPORATION


Date:  December 18, 2000                    By:    /s/ Eugene F. Hovanec
                                                -----------------------------
                                                       Eugene F. Hovanec
                                                    Vice President, Finance
                                                   & Chief Financial Officer

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

                  Signature                                          Title                           Date
                  ---------                                          -----                           ----
     /s/ Louis R. Tomasetta                               President and Chief Executive          December 18, 2000
-----------------------------------------------------
              Louis R. Tomasetta                          Officer (Principal Executive Officer)



     /s/ Eugene F. Hovanec                                Vice President, Finance and            December 18, 2000
-----------------------------------------------------
              Eugene F. Hovanec                           Chief Financial Officer




     /s/ Vincent Chan                                     Director                               December 18, 2000
-----------------------------------------------------
              Vincent Chan

     /s/ James A. Cole                                    Director                               December 18, 2000
-----------------------------------------------------
              James A. Cole

     /s/ Alex Daly                                        Director                               December 18, 2000
-----------------------------------------------------
              Alex Daly

     /s/ Pierre R. Lamond                                 Chairman of the Board of Directors     December 18, 2000
------------------------------------------------------
              Pierre R. Lamond

     /s/ John C. Lewis                                    Director                               December 18, 2000
-----------------------------------------------------
              John C. Lewis

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors
Vitesse Semiconductor Corporation:

Under date of October 16, 2000, we reported on the consolidated balance sheets of Vitesse Semiconductor Corporation and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended September 30, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Los Angeles, California
October 16, 2000

                       VITESSE SEMICONDUCTOR CORPORATION
               SCHEDULE II -- Valuation and Qualifying Accounts
                 Years ended September 30, 2000, 1999 and 1998
                                (in thousands)

                                                        Balance at       Charged to                     Balance
                                                       Beginning of      Costs and      Deductions/      at end
                                                          Period          Expenses      Write-offs     of Period
                                                          ------          --------      ----------     ---------
Year ended September 30, 2000
     Deducted from Inventories:
         Reserve for obsolescence                         $6,663           $ 9,166        $ 3,172         $12,657
     Deducted from Accounts Receivable:
         Allowance for doubtful accounts
            and sales returns                              3,500             7,679          1,054          10,125

Year ended September 30, 1999
     Deducted from Inventories:
         Reserve for obsolescence                          4,155             3,774          1,266           6,663
     Deducted from Accounts Receivable:
         Allowance for doubtful accounts
            and sales returns                              1,088             4,945          2,533           3,500


Year ended September 30, 1998
     Deducted from Inventories:
         Reserve for obsolescence                          3,121             1,034            ---           4,155
     Deducted from Accounts Receivable:
         Allowance for doubtful accounts
            and sales returns                              1,000               878            790           1,088