Form 10-Q
period 2000-12-31
VITESSE SEMICONDUCTOR CORP
filed 2001-02-14
CIK 880446

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended
                               December 31, 2000

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

                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( ).

     As of January 31, 2001, there were 189,986,286 shares of $0.01 par value common stock outstanding.

================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                                                                  Page Number
PART I       FINANCIAL INFORMATION

   Item 1    Financial Statements:

             Condensed Consolidated Balance Sheets as of December 31, 2000              2
             (unaudited) and September 30, 2000

             Unaudited Condensed Consolidated Statements of Operations for              3
             the three months ended December 31, 2000, and December 31, 1999

             Unaudited Condensed Consolidated Statements of Cash Flows for              4
             the three months ended December 31, 2000 and December 31, 1999

             Notes to Unaudited Condensed Consolidated Financial Statements             6

   Item 2    Management's Discussion and Analysis of                                    7
             Financial Condition and Results of Operations

   Item 3    Quantitative and Qualitative Disclosure About Market Risk                 15

PART II      OTHER INFORMATION

   Item 2    Changes in Securities                                                     16

   Item 6    Exhibits and Reports on Form 8-K                                          16

                                    PART I
                             FINANCIAL INFORMATION

                       VITESSE SEMICONDUCTOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                               Dec. 31, 2000  Sept. 30, 2000
                                                                               -------------  --------------
                                                                                 (Unaudited)
                                                      ASSETS

Current assets:
   Cash and cash equivalents                                                  $   392,883      $   257,081
   Short-term investments                                                         357,678          442,475
   Accounts receivable, net                                                       152,988          113,172
   Inventories, net                                                                50,559           43,715
   Prepaid expenses and other current assets                                        6,841            6,969
   Deferred tax assets, net                                                         2,390           13,730
                                                                              -----------      -----------
     Total current assets                                                         963,339          877,142
                                                                              -----------      -----------

Long-term investments                                                             222,364          292,698
Property and equipment, net                                                       193,448          141,874
Restricted long-term deposits                                                      80,791           75,804
Intangible assets, net                                                            444,776          452,895
Deferred tax assets, net                                                           43,506           43,506
Other assets                                                                       16,199           17,147
                                                                              -----------      -----------
                                                                              $ 1,964,423      $ 1,901,066
                                                                              ===========      ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                          $       458      $     4,227
   Accounts payable                                                                17,164           21,813
   Accrued expenses and other current liabilities                                  47,467           34,944
   Accrued interest expense                                                         8,480            1,280
   Income taxes payable                                                            11,026            8,307
                                                                              -----------      -----------
         Total current liabilities                                                 84,595           70,571
                                                                              -----------      -----------
Long-term debt                                                                         --            3,587
Convertible subordinated debt                                                     720,000          720,000

Minority interest                                                                   2,456            1,506
Shareholders' equity:
   Common stock, $.01 par value.  Authorized 500,000,000
     shares; issued and outstanding 180,655,041 and
     180,049,153 shares on Dec. 31, 2000 and Sept. 30, 2000,
     respectively                                                                   1,807            1,801
   Additional paid-in capital                                                   1,035,502          998,537
   Deferred compensation                                                          (32,061)         (18,958)
   Retained earnings                                                              152,124          124,022
                                                                              -----------      -----------
         Total shareholders' equity                                             1,157,372        1,105,402
                                                                              -----------      -----------
                                                                              $ 1,964,423      $ 1,901,066
                                                                              ===========      ===========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                                     Three Months Ended
                                                                         ------------------------------------------
                                                                         Dec. 31, 2000               Dec. 31, 1999
                                                                         -------------               --------------
                                                                                                        (Restated)
Revenues                                                                 $  165,066                  $    89,279

Costs and expenses:
   Cost of revenues                                                          52,347                       31,839
   Engineering, research and development                                     33,665                       18,231
   Selling, general and administrative                                       17,665                       11,957
   Amortization of goodwill and intangible assets                            20,334                          360
                                                                         ----------                  -----------
     Total costs and expenses                                               124,011                       62,387
                                                                         ----------                  -----------

Income from operations                                                       41,055                       26,892

Interest income                                                              15,412                        2,820
Interest (expense)                                                           (8,305)                         (26)
                                                                         ----------                  -----------

Income before income taxes                                                   48,162                       29,686
Income taxes                                                                 20,060                        9,796
                                                                         ----------                  -----------
Net income                                                               $   28,102                   $   19,890
                                                                         ==========                   ==========

Net income per share
   Basic                                                                 $     0.16                   $     0.12
                                                                         ==========                   ==========
   Diluted                                                               $     0.15                   $     0.11
                                                                         ==========                   ==========

Shares used in per share computations:
   Basic                                                                    180,434                      171,008
                                                                         ==========                   ==========
   Diluted                                                                  193,084                      184,442
                                                                         ==========                   ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                        Three Months Ended
                                                                                -----------------------------------
                                                                                 Dec. 31, 2000        Dec. 31, 1999
                                                                                --------------        -------------
                                                                                                       (Restated)
Cash flows from operating activities:
Net income                                                                      $     28,102          $   19,890
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                                      30,925               6,628
   Amortization of debt issue costs and debt discount                                    971                  --
   Amortization of deferred compensation                                               2,619                 421
   Increase in equity associated with tax
     benefit from exercise of stock options                                            5,720              13,581
   Change in assets and liabilities:
     (Increase) decrease in, net of effects of acquisitions:
       Accounts receivable, net                                                      (39,816)             (6,578)
       Inventories                                                                    (6,844)             (2,471)
       Prepaid expenses and other current assets                                         128               1,051
       Other assets                                                                       --                 201
     Increase (decrease) in, net of effects of acquisitions:
       Accounts payable                                                               (4,649)             (3,793)
       Accrued expenses and other current liabilities                                 12,215                (811)
       Accrued interest expense                                                        7,200                  --
       Income taxes payable                                                           14,059              (2,087)
                                                                                ------------          ----------
         Net cash provided by operating activities                                    50,630              26,032
                                                                                ------------          ----------
Cash flows from investing activities:
   Investments, net                                                                  155,131             (28,212)
   Capital expenditures                                                              (62,096)            (13,418)
   Restricted long-term deposits                                                      (4,987)             (8,781)
   Payment for purchase of companies, net of cash acquired                              (934)                 --
                                                                                ------------          ----------
         Net cash provided by (used in) investing activities                          87,114             (50,411)
                                                                                ------------          ----------
Cash flows from financing activities:
   Principal payments under long-term debt and capital leases                         (7,379)             (1,948)
   Capital contributions by minority interest limited partners                           950                  --
   Proceeds from issuance of common stock, net                                         4,487               6,672
                                                                                ------------          ----------
         Net cash (used in) provided by financing activities                          (1,942)              4,724
                                                                                ------------          ----------
         Net increase (decrease) in cash and cash equivalents                        135,802             (19,655)
Cash and cash equivalents at beginning of period                                     257,081              89,941
                                                                                ------------          ----------
Cash and cash equivalents at end of period                                      $    392,883          $   70,286
                                                                                ============          ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                      Three Months Ended
                                                                            ---------------------------------------
                                                                            Dec. 31, 2000             Dec. 31, 1999
                                                                            -------------             -------------
                                                                                                        (Restated)
Supplemental disclosures of cash flow information:

Cash paid during the period for:

         Interest                                                             $        265             $        26
                                                                              ============             ===========
         Income taxes                                                         $        289             $        75
                                                                              ============             ===========

Supplemental disclosures of non-cash transactions:

     Issuance of stock options in purchase transaction                        $      4,930             $
                                                                              ============             ============
     Issuance of common stock in purchase transaction                         $      6,112             $         --
                                                                              ============             ============

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation and Significant Accounting Policies


     The accompanying condensed consolidated financial statements are unaudited and include the accounts of Vitesse Semiconductor Corporation and its subsidiaries (the "Company"). The condensed consolidated financial statements for all prior periods presented have been restated to reflect the Company's acquisition of SiTera Incorporated ("SiTera") on May 31, 2000, which was accounted for under the pooling-of-interests method. All intercompany accounts and transactions have been eliminated. In management's opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. This report should be read in conjunction with the audited financial statements presented in the 2000 Annual Report. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company's audited financial statements for fiscal year 2000 contained in the Annual Report have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.

     Computation of Net Income per Share

     The reconciliation of shares used to calculate basic and diluted income per share consists of the following (in thousands):

                                                         Three Months Ended
                                                   ------------------------------
                                                   Dec. 31,  2000   Dec. 31, 1999
                                                   --------------   -------------
Shares used in basic per share computations -
weighted average shares outstanding                       180,434         171,008
Net effect of dilutive common share equivalents
based on treasury stock method                             12,650          13,434
                                                   --------------  --------------
Shares used in diluted per share computations             193,084         184,442
                                                   ==============  ==============

     Common stock equivalents to purchase 7,141,522 and 20,174 shares that were outstanding at December 31, 2000 and 1999, respectively, were not included in the computation of diluted net income per share, as their effect of their inclusion would have been antidilutive. The common stock equivalents at December 31, 2000 consist primarily of the convertible subordinated debentures that are convertible into the Company's common stock at a conversion price of $112.19.


     Reclassifications and Restatements

     Where necessary, prior periods' information has been reclassified to conform to the current period condensed consolidated financial statement presentation.

Note 2. Purchase Accounting Business Combinations

     On October 3, 2000, the Company acquired all of the equity interests of FirstPass, Inc. ("FirstPass") in exchange for 70,800 shares of common stock valued at $6.1 million, the assumption of stock options to purchase 378,028 shares of common stock valued at $4.9 million, net of deferred compensation, and cash consideration of $0.8 million. The consideration was allocated based on the fair values of the tangible and intangible assets and liabilities acquired, including identifiable intangible assets of $4.0 million, with the excess consideration of $7.9 million recorded as goodwill. These intangible assets will be amortized over their estimated useful lives ranging from 5 to 7 years. The transaction is being accounted for as a purchase, and accordingly, the operations of First Pass are included from the date of acquisition. Pro forma data is not presented herein as FirstPass operations are immaterial.

Note 3. Inventories, net

     Inventories consist of the following (in thousands):

                                      Dec. 31, 2000  Sept. 30, 2000
                                      -------------  --------------
Raw materials                            $ 5,237         $ 4,184
Work in process and finished goods        45,322          39,531
                                         -------         -------
                                         $50,559         $43,715
                                         =======         =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), in particular, in "Results of Operations - Engineering, Research and Development Costs - Selling, General, and Administrative Expense - Amortization of Goodwill and Intangible Assets and Income Taxes," and in "Liquidity and Capital Resources--Investing and Financing Activities," and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Operating Results."

Results of Operations

     Revenues

     Total revenues in the first quarter of fiscal 2001 were $165.1 million, an 85% increase over the $89.3 million recorded in the first quarter of fiscal 2000 and a 20% increase over the $138.0 million recorded in the prior quarter. The increase in total revenues was due to unit growth in shipments of existing products, as well as the introduction of new products to customers in the communications markets.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the first quarter of fiscal 2001 was 31.7% compared to 35.7% in the first quarter of fiscal 2000 and 32.7% in the prior quarter. The decrease in cost of revenues as a percentage of total revenues resulted primarily from a reduction in per unit costs associated with increased utilization of our Colorado Springs wafer fabrication facility, as well as improved manufacturing yields during the first quarter of fiscal 2001.

   Engineering, Research and Development Costs

   Engineering, research and development expenses were $33.7 million in the first quarter of fiscal 2001 compared to $18.2 million in the first quarter of fiscal 2000 and $27.0 million in the prior quarter. The increases were principally due to increased headcount from recent acquisitions and new hires and higher costs to support our continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs were 20.4% in the first quarter of fiscal 2001, 20.4% in the first quarter of fiscal 2000, and 19.5% in the prior quarter. We expect these costs to continue to increase in absolute dollars as a result of continued efforts to develop new products and increased headcount related to recent acquisitions. Our engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $17.7 million in the first quarter of 2001, compared to $12.0 million in the first quarter of 2000 and $14.5 million in the prior quarter. The increase in SG&A expenses in absolute dollars was due principally to increased amortization of deferred compensation, compensation resulting from recent acquisitions, and increases in legal fees. As a percentage of total revenues, SG&A expenses were 10.7% in the first quarter of 2001, compared to 13.4% in the first quarter of 2000 and 10.5%
in the prior quarter.   We expect these costs to continue to increase in
absolute dollars as a result of expected future growth.

   Amortization of Goodwill and Intangible Assets

   Amortization of goodwill and identifiable intangible assets was $20.3 million and $0.4 million for the three months ended December 31, 2000 and 1999, respectively. Amortization of goodwill and identifiable intangible assets primarily relates to the purchase of Orologic, Inc. ("Orologic") and other acquisitions completed in fiscal 2000. Amortization of goodwill and identifiable intangible assets will continue to at this level and will increase to the extent that we acquire companies and technologies.

   Interest Income and Interest Expense

   Interest income was $15.4 million in the first quarter of fiscal 2001 compared to $2.8 million in the first quarter of 2000 and $15.8 million in the prior quarter. Interest expense was $8.3 million in the first quarter of fiscal 2001 and $8.7 million in the prior quarter. We incurred only a minimal amount of interest expense in the first quarter of fiscal 2000. The increase in interest income is due to higher average cash, short-term investments, long-term investments and long-term deposit balances resulting from increased profitability from the first quarter of fiscal 2000 and proceeds received from the convertible debenture offering in March 2000. Increased interest expense relates to the debentures and amortization of debt issuance costs. As a result of the convertible debenture offering, we expect to record additional interest expense of approximately $8.1 million per quarter in future periods.

   Income Taxes

   Our year to date effective income tax rate is 41.6 % for the quarter ended December 31, 2000 compared to 33.0% for the same period in the prior year. Excluding the effects of nondeductible goodwill amortization, the effective income tax rate is approximately 33.0%.

Liquidity and Capital Resources

   Operating Activities

   We generated $50.6 million and $26.0 million from operating activities in the three months ended December 31, 2000 and 1999, respectively. The increase in cash flow from operations was principally due to an improvement in profitability of $8.2 million and adjustment of non-cash items for depreciation and amortization of $30.9 million.

   Investing Activities

   We generated $87.1 million from investing activities during the three months ended December 31, 2000. The cash generated in investing activities was primarily due to the maturity of net investments of $155.1 million, in held to maturity debt and equity securities. This was partially offset by capital expenditures, principally for manufacturing and test equipment, of $62.1 million. We used $50.4 million in investing activities during the first quarter of fiscal 2000. The cash used in investing activities was primarily due to the purchase of net investments of $28.2 million, in held to maturity debt and equity securities and capital expenditures of $13.4 million and investment in restricted long term deposits of $8.8 million. We intend to continue investing in manufacturing, test and engineering equipment.

   In December 2000, we entered into an operating lease transaction providing for the financing of $17.2 million for the acquisition of certain test equipment. If at the end of the lease term we do not purchase the equipment, we would guarantee the residual value to the lessor equal to a specified percentage of the lessor's cost of the equipment. As of December 31, 2000, the lessor advanced a total of $17.2 million under this lease and held $5.0 million as cash collateral, which amount is included in restricted long-term deposits.

   Financing Activities

   We used $1.9 million for financing activities for the three months ended December 31, 2000, primarily due to repayments of debt obligations of $7.4 million, partially offset by proceeds of $4.5 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans. Our financing activities generated $4.7 million of cash for the three months ended December 31, 1999, primarily from proceeds of $6.7 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans, offset by $1.9 million in repayments of debt obligations.

   Management believes that our cash and cash equivalents, short-term investments, and cash flow from operations are adequate to finance our planned growth and operating needs for the next 12 months.

Quantitative and Qualitative Disclosure About Market Risk

   At December 31, 2000, our long-term debt consists of convertible subordinated debentures with interest at a fixed rate. Consequently, we do not have significant interest rate exposure on our long-term debt.

Impact of Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company has adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in the first quarter of its fiscal year ending September 30, 2001. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial
Statements."   SAB 101, as amended, summarizes certain SEC's views of applying generally accepted accounting principles to revenue recognition in financial statements. At this time, we do not expect SAB 101 to have a material effect on our operations or financial position. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001.

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

Factors That May Affect Future Operating Results

   We are Dependent on a Small Number of Customers in a Few Industries

   We intend to continue focusing our sales effort on a small number of customers in the communications and test equipment markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the three months ended December 31, 2000, no single customer accounted for greater than 10% of total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

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

   . Changes in manufacturing capacity, the utilization of this capacity and manufacturing yields

   .  Variations in product and process development costs

   .  Changes in inventory levels; and

   .  Expenses or operational disruptions resulting from acquisitions


   In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. In future periods, we expect a substantial increase in amortization of intangible assets resulting from recent acquisitions and interest expense resulting from recent financing activities. These additional expenses will have a material and adverse effect on our earnings in future periods. The occurrence of any of the above mentioned factors could have a material adverse effect on our business and on our financial results.

   We Have Limited Manufacturing Capacity and We Depend on the Successful Operation of our Production Facilities

   During 1998, we started producing high-performance integrated circuits at our new six-inch wafer fabrication factory in Colorado Springs, Colorado. We are faced with several risks in the successful operation of this facility as well as in our overall production operations. We had only produced finished four-inch wafers until 1998 and therefore we have limited experience with the equipment and processes involved in producing finished six-inch wafers. We do not have excess production capacity at our Camarillo plant to offset failure of the new Colorado facility to meet production goals. Further, some of our products have been qualified for manufacture at only one of the two facilities. Consequently, our failure to successfully operate either facility could severely damage financial results.

   The successful operation of our Camarillo, California production facility is also jeopardized by the recent and continuing energy shortage facing the state of California. We currently have available an uninterrupted power supply that would allow us to successfully power down our production facility in the event of a power black out. However, this power supply is insufficient to allow us to complete production of wafers in process in the event of a prolonged black out, and as such, if we are affected by such a black out it could substantially disrupt production. Any such disruptions could materially and adversely affect our operating results.

   We also must now effectively coordinate and manage two facilities. We have limited experience in managing production facilities located at two different sites, and our failure to successfully do so could have a material adverse effect on our business and operating results.

   There Are Risks Associated with Recent and Future Acquisitions

   In fiscal 2000, we made two significant acquisitions. In March 2000, we completed the acquisition of Orologic, in exchange for approximately 4.6 million shares of our common stock. In May 2000, we completed the acquisition SiTera for approximately 14.7 million shares of our common stock. Also since the beginning of fiscal 2000, we completed three smaller acquisitions for an aggregate of approximately $48.6 million in common stock issued, stock options assumed and cash. These acquisitions may result in the diversion of management's attention from the day-to-day operations of the Company's business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially and adversely affected.

   In addition, acquisitions we will make could result in dilutive issuances of equity securities, substantial debt, and amortization expenses related to goodwill and other intangible assets. In particular, in connection with our acquisition of Orologic, we were required to record acquisition related expenses of $45.6 million in the three months ended March 31, 2000. Further, we expect to amortize an aggregate of approximately $505.9 million of goodwill and other identifiable intangible assets over the next 2 to 7 years. Our management frequently evaluates strategic opportunities available. In the future we may pursue additional acquisitions of complementary products, technologies or businesses.

   Our Industry Is Highly Competitive

   The high-performance semiconductor market is extremely competitive and is characterized by rapid technological change, price erosion and increased international competition. We compete directly or indirectly with the following categories of companies:

   . High-performance integrated circuit suppliers such as Applied Micro Circuits Corporation, Broadcom, Conexant, Hewlett Packard, Intel, Lucent Technologies, Motorola, and PMC Sierra

   . Internal integrated circuit development units of systems companies such as Cisco Systems, Fujitsu and Lucent Technologies

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

   There is Risk Associated with Doing Business in Foreign Countries

   In fiscal 2000, international sales accounted for 24% of our total revenues, and we expect international sales to constitute a substantial portion of our total revenues for the foreseeable future. International sales involve a variety of risks and uncertainties, including risks related to:

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

   We Are Dependent on Key Suppliers

   We manufacture our products using a variety of components procured from third-party suppliers. All of our high-performance integrated circuits are packaged by third parties. Other components and materials used in our manufacturing process are available from only a limited number of sources. Further, we are increasingly relying on third-party semiconductor foundries for our supply of silicon based products. Any difficulty in obtaining sole- or limited-sourced parts or services from third parties could affect our ability to meet scheduled product deliveries to customers. This in turn could have a material adverse effect on our customer relationships, business and financial results.

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

   Our Failure to Manage Growth May Adversely Affect Us

   The management of our growth requires qualified personnel, systems and other resources. In particular, the continued operation of the new facility in Colorado Springs and its integration with the Camarillo facility will require significant management, technical and administrative resources. Additionally, we have recently established several product design centers worldwide. Finally, we acquired Orologic in March 2000, SiTera in May 2000, and completed six other acquisitions since the fall of 1998, and we have only limited experience in integrating the operations of acquired businesses. Failure to manage our growth or to successfully integrate new and future facilities or newly acquired businesses could have a material adverse effect on our business and financial results.

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

   Our Ability to Repurchase Our Debentures, If Required, With Cash, Upon a Change of Control May be Limited

   In certain circumstances involving a change of control or the termination of public trading of our common stock, holders of the debentures may require us to repurchase some or all of the debentures. We cannot assure that we will have sufficient financial resources at such time or will be able to arrange financing to pay the repurchase price of the debentures.

   Our ability to repurchase the debentures in such event may be limited by law, by the indenture, by the terms of other agreements relating to our senior debt and by such indebtedness and agreements as may be entered into, replaced, supplemented or amended from time to time. We may be required to refinance our senior debt in order to make such payments. We may not have the financial ability to repurchase the debentures if payment of our senior debt is accelerated.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

   At December 31, 2000, the Company's long-term debt consists of convertible subordinated debentures with interest at a fixed rate. Consequently, the Company does not have significant interest rate exposure on its long-term debt. However, the fair value of the convertible subordinated debentures is subject to significant fluctuation due to their convertibility into shares of Vitesse common stock.

                                    PART II

                               OTHER INFORMATION

Item 2.   Changes in Securities

     (c)  Recent Sales Of Unregistered Securities

          On October 3, 2000, Vitesse issued 70,800 shares of its common stock in exchange for all of the outstanding common stock of FirstPass. In addition, pursuant to the terms of the acquisition of FirstPass, Vitesse assumed stock options to purchase 378,028 shares of common stock. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, based on the limited number of security holders of FirstPass, the relationships of such holders to FirstPass and the lack of any advertisement or general solicitation in connection with the acquisition.

Item 6.   Exhibits & Reports On Form 8-K

     (a)  Exhibits

          None.

     (b)  Reports On Form 8-K

          None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           VITESSE SEMICONDUCTOR CORPORATION


February 14, 2001            By: /s/ Eugene F. Hovanec
                                 ---------------------------
                                 Eugene F. Hovanec
                                 Vice President, Finance and
                                 Chief Financial Officer