Form 10-Q
period 2001-03-31
VITESSE SEMICONDUCTOR CORP
filed 2001-05-15
CIK 880446

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 March 31, 2001
                                       or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ...... to ......


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

                               -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( ).

     As of April 30, 2001, there were 183,346,511 shares of $0.01 par value common stock outstanding.

================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------


                                                                     Page Number

PART I                         FINANCIAL INFORMATION

   Item 1  Financial Statements:

           Condensed Consolidated Balance Sheets as of March 31, 2001       2
           (unaudited) and September 30, 2000

           Unaudited Condensed Consolidated Statements of Operations for    3
           the three months ended March 31, 2001, March 31, 2000, and December 31, 2000, and the six months ended March 31, 2001 and March 31, 2000

           Unaudited Condensed Consolidated Statements of Cash Flows for    4
           the six months ended March 31, 2001 and March 31, 2000

           Notes to Unaudited Condensed Consolidated Financial Statements   6

   Item 2  Management's Discussion and Analysis of                          8
           Financial Condition and Results of Operations

   Item 3  Quantitative and Qualitative Disclosure About Market Risk       17


PART II    OTHER INFORMATION

   Item 2  Changes in Securities                                           18

   Item 4  Submission of Matters to a Vote of Security Holders             18

   Item 6  Exhibits and Reports on Form 8-K                                19

                                     PART I
                             FINANCIAL INFORMATION
                       VITESSE SEMICONDUCTOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                            March 31, 2001   Sept. 30, 2000
                                                            --------------   --------------
                                                              (Unaudited)
                                      ASSETS
Current assets:
 Cash and cash equivalents                                    $  117,505        $  257,081
 Short-term investments                                          346,848           442,475
 Accounts receivable, net                                        131,796           113,172
 Inventories, net                                                 64,422            43,715
 Prepaid expenses and other current assets                        23,967             6,969
 Deferred tax assets, net                                         13,730            13,730
                                                              ----------        ----------
  Total current assets                                           698,268           877,142
                                                              ----------        ----------

Long-term investments                                            459,121           278,758
Property and equipment, net                                      230,786           141,874
Restricted long-term deposits                                     80,746            75,804
Intangible assets, net                                           434,817           452,895
Deferred tax assets, net                                          55,342            43,506
Other assets                                                      43,446            31,087
                                                              ----------        ----------
                                                              $2,002,526        $1,901,066
                                                              ==========        ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                            $      331        $    4,227
 Current portion of convertible subordinated debt                 26,000                --
 Accounts payable                                                 40,797            21,813
 Accrued expenses and other current liabilities                   24,526            36,224
 Income taxes payable                                                 --             8,307
                                                              ----------        ----------
     Total current liabilities                                    91,654            70,571
                                                              ----------        ----------
Long-term debt                                                        --             3,587
Convertible subordinated debt                                    694,000           720,000

Minority interest                                                  5,696             1,506
Shareholders' equity:
 Common stock, $.01 par value.  Authorized 500,000,000
  shares; issued and outstanding 183,150,924 and
  180,049,153 shares on March 31, 2001 and Sept. 30, 2000,
  respectively                                                     1,832             1,801
 Additional paid-in capital                                    1,103,142           998,537
 Deferred compensation                                           (34,698)          (18,958)
 Retained earnings                                               140,900           124,022
                                                              ----------        ----------
     Total shareholders' equity                                1,211,176         1,105,402
                                                              ----------        ----------
                                                              $2,002,526        $1,901,066
                                                              ==========        ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)


                                                        Three Months Ended                       Six Months Ended
                                          ----------------------------------------------  ------------------------------
                                          Mar. 31, 2001   Mar. 31, 2000   Dec. 31, 2000   Mar. 31, 2001   Mar. 31, 2000
                                          --------------  --------------  --------------  --------------  --------------
                                                    (Restated)                                              (Restated)
Revenues                                       $121,757        $100,310        $165,066        $286,823        $189,589

Costs and expenses:
 Cost of revenues                                46,004          35,111          52,347          98,351          66,950
 Engineering, research and development           38,101          23,322          33,665          71,766          41,553
 Selling, general and administrative             18,259          11,325          17,665          35,924          23,282
 Purchased in-process research and
  development                                         -          45,614               -               -          45,614
 Amortization of goodwill                        20,893             360          20,334          41,227             720
                                               --------        --------        --------        --------        --------
  Total costs and expenses                      123,257         115,732         124,011         247,268         178,119
                                               --------        --------        --------        --------        --------

Income (loss) from operations                    (1,500)        (15,422)         41,055          39,555          11,470

Interest income                                  13,712           5,291          15,412          29,124           8,111
Interest expense                                 (8,388)         (1,608)         (8,305)        (16,693)         (1,634)
Other expense                                      (654)              -               -            (654)              -
                                               --------        --------        --------        --------        --------

Income (loss) before income taxes                 3,170         (11,739)         48,162          51,332          17,947
Income taxes                                     14,394           5,135          20,060          34,454          14,931
                                               --------        --------        --------        --------        --------

Net income (loss)                              $(11,224)       $(16,874)       $ 28,102        $ 16,878        $  3,016
                                               ========        ========        ========        ========        ========

Net income (loss) per share
 Basic                                           $(0.06)         $(0.10)          $0.16           $0.09           $0.02
                                               ========        ========        ========        ========        ========
 Diluted                                         $(0.06)         $(0.10)          $0.15           $0.09           $0.02
                                               ========        ========        ========        ========        ========

Shares used in per share computations:
 Basic                                          182,150         174,512         180,434         181,383         172,677
                                               ========        ========        ========        ========        ========
 Diluted                                        182,150         174,512         193,084         192,619         186,383
                                               ========        ========        ========        ========        ========




See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                --------------------------------
                                                                March 31, 2001   March 31, 2000
                                                                ---------------  ---------------
Cash flows from operating activities:                                              (Restated)
Net income                                                           $  16,878        $   3,016
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                          63,696           14,839
 Amortization of debt issue costs and debt discount                      1,919              336
 Amortization of deferred compensation                                   5,748            1,150
 Purchased in-process research and development                              --           45,614
 Increase in equity associated with tax benefit from
   exercise of stock options                                            46,238           46,926
 Change in assets and liabilities:
  (Increase) decrease in, net of effects of acquisitions:
   Accounts receivable, net                                            (18,624)         (19,356)
   Inventories, net                                                    (20,707)          (6,578)
   Prepaid expenses and other current assets                           (16,998)         (10,639)
   Deferred tax assets, net                                            (11,836)         (26,873)
   Other assets                                                        (14,255)             237
  Increase (decrease) in, net of effects of acquisitions:
   Accounts payable                                                     18,984           (7,257)
   Accrued expenses and other current liabilities                      (12,429)          (3,883)
   Income taxes payable                                                 (8,307)          (5,517)
                                                                     ---------        ---------
     Net cash provided by operating activities                          50,307           32,015
                                                                     ---------        ---------
Cash flows from investing activities:
 Investments, net                                                      (84,736)        (763,320)
 Capital expenditures                                                 (111,224)         (33,628)
 Restricted long-term deposits                                          (4,942)          (8,723)
 Payment for purchase of companies, net of cash acquired               (11,242)             991
                                                                     ---------        ---------
     Net cash used in investing activities                            (212,144)        (804,680)
                                                                     ---------        ---------
Cash flows from financing activities:
 Principal payments under long-term debt and capital leases             (7,506)          (2,828)
 Cash paid for debt issue costs                                             --          (18,000)
 Capital contributions by minority interest limited partners             4,190              697
 Proceeds from issuance of convertible subordinated debt and
     term debt                                                              --          725,000
 Elimination of duplicate period of pooled companies                        --            1,464
 Proceeds from issuance of common stock, net                            25,577           19,260
                                                                     ---------        ---------
     Net cash provided by financing activities                          22,261          725,593
                                                                     ---------        ---------
     Net decrease in cash and cash equivalents                        (139,576)         (47,072)
Cash and cash equivalents at beginning of period                       257,081           89,941
                                                                     ---------        ---------
Cash and cash equivalents at end of period                           $ 117,505        $  42,869
                                                                     =========        =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                      ---------------------------------
                                                      March 31, 2001    March 31, 2000
                                                      ----------------  ---------------
                                                                          (Restated)
Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                          $14,640               $     37
                                                       =======               ========
     Income taxes                                      $ 8,368               $    256
                                                       =======               ========

Supplemental disclosures of non-cash transactions:

  Issuance of stock options in purchase transaction    $ 5,221               $ 50,531
                                                       =======               ========
  Issuance of common stock in purchase transaction     $ 6,112               $422,542
                                                       =======               ========


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

   Computation of Net Income (Loss) per Share

   The reconciliation of shares used to calculate basic and diluted income
(loss) per share consists of the following (in thousands):


                                                                      Three Months Ended                    Six Months Ended
                                                                      ------------------                    ----------------
                                                       Mar. 31, 2001     Mar. 31,2000    Dec.31,2000  Mar. 31, 2001   Mar. 31, 2000
                                                     ----------------  ----------------  -----------  --------------  -------------
Shares used in basic per share computations -
  weighted average shares outstanding                         182,150           174,512      180,434         181,383        172,677
Net effect of dilutive common share equivalents
  based on treasury stock method                                   --                --       12,650          11,236         13,706
                                                              -------           -------      -------         -------        -------
Shares used in diluted per share computation                  182,150           174,512      193,084         192,619        186,383
                                                              =======           =======      =======         =======        =======

   Stock options and other convertible securities exercisable for 16,584,160, 20,123,618, and 7,141,522 shares that were outstanding at March 31, 2001 and 2000, and December 31, 2000, respectively, were not included in the computation of diluted net income per share, as the effect of their inclusion would be antidilutive. These securities consist primarily of the convertible subordinated debentures that are convertible into the Company's common stock at a conversion price of $112.19.

     Reclassifications
     ------------------

   Where necessary, prior periods' information has been reclassified to conform to the current period condensed consolidated financial statement presentation.


Note 2.  Purchase Accounting Business Combinations

   On October 3, 2000, the Company acquired all of the equity interests of FirstPass, Inc. ("FirstPass") in exchange for 70,800 shares of common stock valued at $6.1 million, the assumption of stock options to purchase 378,028 shares of common stock valued at $4.9 million, net of deferred compensation of $16.6 million, and cash consideration of $0.8 million. On February 13, 2001, the Company acquired all of the equity interests of ht-Mikroelektronik GmbH ("ht-Mikro") in exchange for cash consideration of $10.0 million and the assumption of stock options to purchase 56,981 shares of common stock valued at $0.3 million, net of deferred compensation of $2.4 million. The consideration for both transactions was allocated based on the fair values of the tangible and intangible assets and liabilities acquired, including identifiable intangible assets of $5.9 million, with the excess consideration of $16.0 million recorded as goodwill. These intangible assets will be amortized over their estimated useful lives ranging from 5 to 7 years. The transactions are being accounted for as a purchase, and accordingly, the operations of First Pass and ht-Mikro are included from the date of acquisition. Pro forma data is not presented herein as FirstPass and ht-Mikro operations are immaterial.


Note 3.  Inventories, net

   Inventories consist of the following (in thousands):

                                       March 31, 2001  Sept. 30, 2000
                                      --------------  --------------
Raw materials                              $ 6,803         $ 4,184
Work in process and finished goods          57,619          39,531
                                           -------         -------
                                           $64,422         $43,715
                                           =======         =======

Note 4.  Subsequent Events

     In April 2001, the Company agreed to acquire all of the equity interests of Exbit Technology A/S (Exbit) in exchange for up to 6.9 million shares of the Company's common stock. Exbit develops high-speed chip-sets and Intellectual Property ("IP") Cores for the communications and networking industry. The transaction is expected to be complete in the quarter ending June 30, 2001. The transaction will be accounted for using the purchase method of accounting.

     In April 2001, the Company purchased $26.0 million principal amount of its 4% convertible subordinated debentures due March 2005 at prevailing market prices, for aggregate of approximately $19.0 million. As a result, the Company expects to record an extraordinary gain on early extinguishment of debt of approximately $4.9 million, net of income taxes of $2.1 million, in the quarter ending June 30, 2001.

     In May 2001, the Company announced measures to reduce its workforce by approximately 12%. As a result of this workforce reduction, the Company expects to incur a one-time charge between $1.5 million and $2.0 million in the quarter ending June 30, 2001.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), in particular, in "Results of Operations - "Revenues", "Cost of Revenues", "Engineering, Research and Development Costs", "Selling, General, and Administrative Expense", "Amortization of Goodwill and Intangible Assets" and "Interest Income and Interest Expense", and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Operating Results."

Results of Operations

   Revenues

   Total revenues in the second quarter of fiscal 2001 were $121.8 million, an increase of 21% over the $100.3 million recorded in the second quarter of fiscal 2000 and a decrease of 26% from the $165.1 million recorded in the prior quarter. For the six months ended March 31, 2001, total revenues were $286.8 million, a 51% increase over the $189.6 million recorded in the six months ended March 31, 2000. The decrease in revenue in the second quarter of fiscal 2001 from the prior quarter was due to adverse market conditions and the reduction in demand from our communications and data storage customers. The increase in total fiscal 2001 revenues over fiscal 2000 revenues was due to unit growth in shipments of existing products, as well as the introduction of new products to customers in the communications markets. Due to continuing adverse general market conditions and weakening demand for our products, we currently expect that our revenues in the quarter ending June 30, 2001 will be less than our revenues in the quarter ended March 31, 2001.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the second quarter of fiscal 2001 was 37.8% compared to 35.0% in the second quarter of fiscal 2000 and 31.7% in the prior quarter. The increase in cost of revenues as a percentage of total revenues resulted primarily from the lower quarterly revenues on a base of relatively fixed manufacturing costs. The increase was slightly offset by improved manufacturing yields during the second quarter of fiscal 2001. We anticipate that the costs of revenues as a percentage of total revenues will continue to be adversely affected in the near term as a result of estimated lower quarterly revenues and the significantly higher energy costs resulting from the energy shortage facing the state of California.

   Engineering, Research and Development Costs

   Engineering, research and development expenses were $38.1 million in the second quarter of fiscal 2001 compared to $23.3 million in the second quarter of fiscal 2000 and $33.7 million in the prior quarter. For the six months ended March 31, 2001, engineering, research, and development costs were $71.8 million compared to $41.6 million in the six month period ended March 31, 2000. The increases were principally due to increased headcount from recent acquisitions, new hires, amortization of deferred stock compensation and higher costs to support our continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs were 31.3% in the second quarter of fiscal 2001, 23.3% in the second quarter of fiscal 2000, and 20.4% in the prior quarter. For the six months ended March 31, 2001, engineering, research and development costs as a percentage of total revenues increased to 25.0% from 21.9%, in the comparable period a year ago. We expect these costs to continue to increase in absolute dollars and as a percentage of revenues, as a result of continued efforts to develop new products and increased headcount related to recent acquisitions and due to the anticipated decline in revenues as described earlier. Our engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $18.3 million in the second quarter of 2001, compared to $11.3 million in the second quarter of 2000 and $17.7 million in the prior quarter. For the six months ended March 31, 2001, SG&A expenses were $35.9 million compared to $23.3 million in the same period in fiscal 2000. The increase in SG&A expenses in absolute dollars was due principally to increased compensation resulting from recent acquisitions, and expansion of our worldwide sales and marketing organizations. As a percentage of total revenues, SG&A expenses were 15.0% in the second quarter of 2001, compared to 11.3% in the second quarter of 2000 and 10.7% in the prior quarter. For the six months ended March 31, 2001, SG&A expenses as a percentage of total revenues increased to 12.5% from 12.3%, in the comparable period a year ago. We expect these costs to continue to increase in absolute dollars and as a percentage of revenues, as a result of expected future growth and due to the anticipated decline in revenues as described earlier.

   Amortization of Goodwill and Intangible Assets

   Amortization of goodwill and identifiable intangible assets was $20.9 million and $0.4 million for the three months ended March 31, 2001 and 2000, respectively. For the six months ended March 31, 2001, amortization of goodwill and identifiable intangible assets was $41.2 million compared to $0.7 million in the same period in fiscal 2000. Amortization of goodwill and identifiable intangible assets primarily relates to the purchase of Orologic, Inc. ("Orologic") and other acquisitions completed in fiscal 2000 and 2001. In connection with the acquisition of Orologic, the Company recorded a second quarter fiscal 2000 charge of $45.6 million for the fair value of purchased in-process research and development ("IPR&D"). Amortization of goodwill and identifiable intangible assets will continue to be at this level and will increase to the extent that we acquire companies and technologies. However, if current Financial Accounting Standards Board proposals become effective, certain intangible assets, including goodwill, will be maintained on the balance sheet rather than amortized, although they may eventually be written down to extent they are deemed to be impaired.

    Interest Income and Interest Expense

    Interest income was $13.7 million in the second quarter of fiscal 2001 compared to $5.3 million in the second quarter of 2000 and $15.4 million in the prior quarter. For the six months ended March 31, 2001, interest income was $29.1 million compared to $8.1 million in the same period in fiscal 2000. The increase in interest income is due to higher average cash, short-term investments, long-term investments and long-term deposit balances resulting from proceeds received from the convertible debenture offering in March 2000. The decrease in interest income of $1.7 million from the prior quarter is the result of slightly lower cash, short term and long term investments held throughout the quarter combined with lower interest rates. Interest expense was $8.4 million in the second quarter of fiscal 2001 compared to $1.6 million in the second quarter of fiscal 2000 and $8.3 million in the prior quarter. For the six months ended March 31, 2001, interest expense was $16.7 million compared to $1.6 million in the same period in fiscal 2000. Increased interest expense relates to the debentures and amortization of debt issuance costs. As a result of the convertible debenture offering, we expect to record additional interest expense of approximately $7.8 million per quarter in future periods, which may be reduced to the extent that we may repurchase any additional convertible subordinated debentures.

   Income Taxes

   Our year to date effective income tax rate is 67.1% as of March 31, 2001 compared to 83.2% for the same period in the prior year. For the quarter ended March 31, 2001, the effective income tax rate is 454% compared to (43.7%) for the quarter ended March 31, 2000. Excluding the effects of nondeductible goodwill amortization and other permanent book to tax differences, the effective income tax rate is approximately 33.0% for all periods presented.

Liquidity and Capital Resources

   Operating Activities

   We generated $50.3 million and $32.0 million from operating activities in the six months ended March 31, 2001 and 2000, respectively. The increase in cash flow from operations was principally due to an improvement in profitability of $13.9 million and adjustment to non-cash items for depreciation and amortization of $63.7 million. For the remainder of fiscal 2001, we expect that our growth in profitability, compared to fiscal 2000, will be reduced due to the continuing adverse market conditions.

   Investing Activities

   We used $212.1 million and $804.7 million in investing activities during the six months ended March 31, 2001 and 2000, respectively. The cash used in investing activities in the first six months of fiscal 2001 was primarily due to the purchase of investments in held to maturity debt and equity securities of $84.7 million and capital expenditures of $111.2 million and investments in restricted long term deposits of $4.9 million. We intend to continue investing in manufacturing, test and engineering equipment. In addition, we paid cash consideration of $10.8 million in connection with the purchase of First Pass and ht-Mikro in the six months ended March 31, 2001.

   In December 2000, we entered into an operating lease transaction providing for the financing of $17.2 million for the acquisition of certain test equipment. If at the end of the lease term we do not purchase the equipment, we would guarantee the residual value to the lessor equal to a specified percentage of the lessor's cost of the equipment. As of March 31, 2001, the lessor advanced a total of $17.2 million under this lease and held approximately $5.0 million as cash collateral, which amount is included in restricted long-term deposits.


   Financing Activities

   We generated $22.3 and $725.6 million from financing activities for the six
months ended March 31, 2001 and 2000, respectively.   Financing activities for
the six months ended March 31, 2001, represent proceeds of $25.6 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans and proceeds of $4.2 million received from the limited partners of the Vitesse venture funds, partially offset by repayments of debt obligations of $7.5 million. Financing activities for the six months ended March 31, 2000, represent proceeds, net of issuance costs, of $702.0 million received from the convertible subordinated debenture offering, proceeds of $5.0 million received from the issuance of term debt and proceeds of $19.3 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans, slightly offset by $2.8 million in repayments of debt obligations.

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

Factors That May Affect Future Operating Results

     We Have Recently Experienced a Decline in Revenues, and We Expect That Our Operating Results Will Fluctuate in The Future Due to Reduced Demand in Our Markets

     Our revenues and earnings per share (excluding acquisition related charges) in the three months ended March 31, 2001 were approximately 26.3% and 23.1 %, respectively, lower than our revenues and earnings per share in the prior quarter. Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. In particular, we expect that our revenues and earnings per share for the quarter ending June 30, 2001 will be lower than our revenues and earnings in the quarter ended March 31, 2001. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

     In the quarter ending June 30, 2001, we are implementing cost reductions, including a reduction in work force of approximately 12%, to bring our expenses into line with our reduced revenue expectations. However, we cannot be sure that these measures will be sufficient to offset lower revenues, and if they are not, our earnings will be adversely affected. In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. In future periods, we expect a substantial increase in amortization of intangible assets resulting from recent acquisitions. These additional expenses will have a material and adverse effect on our earnings in future periods. The occurrence of any of the above mentioned factors could have a material adverse effect on our business and on our financial results.

     The market price for our common stock has been volatile and future volatility could cause the value of your investment in our company to decline.

     Our stock price has experienced significant volatility recently. In particular, our stock price declined significantly in the context of announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the technology sector, particularly the optical networking equipment sector. Given these general economic conditions and the reduced demands for our products that we have experienced recently, we expect that our stock price will continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

     . Additional changes in financial analysts estimates of our revenues and earnings;
     . Our failure to meet financial analysts performance expectations; and . Changes in market valuations of other companies in the semiconductor or fiber optic equipment industries.

     In addition, many of the risks described elsewhere in this section could materially and adversely affect our stock price, as discussed in those risk factors. The stock markets have recently experienced substantial price and
volume volatility.   Fluctuations such as these have effected and are likely to continue to affect the market price of our common stock.

     In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of such companies' securities. If instituted against us, regardless of the outcome, such litigation could result in substantial costs and diversion of our management's attention and resources and have a material adverse effect on our business, financial condition and results of operations. We could be required to pay substantial damages, including punitive damages, if we were to lose such a lawsuit.

     We are Dependent on a Small Number of Customers in a Few Industries

     We intend to continue focusing our sales effort on a small number of customers in the communications and test equipment markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the six months ended March 31, 2001, no single customer accounted for greater than 10% of total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

     We Depend on the Successful Operation of our Production Facilities

     During 1998, we started producing high-performance integrated circuits at our new six-inch wafer fabrication factory in Colorado Springs, Colorado. We are faced with several risks in the successful operation of this facility as well as in our overall production operations. We had only produced finished four-inch wafers until 1998 and therefore we have limited experience with the equipment and processes involved in producing finished six-inch wafers. Further, some of our products have been qualified for manufacture at only one of the two facilities. Consequently, our failure to successfully operate either facility could severely damage our financial results.

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

     There Are Risks Associated with Recent and Future Acquisitions

     In fiscal 2000, we made two significant acquisitions. In March 2000, we completed the acquisition of Orologic, in exchange for approximately 4.6 million shares of our common stock. In May 2000, we completed the acquisition SiTera for approximately 14.7 million shares of our common stock. Also since the beginning of fiscal 2000, we completed four smaller acquisitions for an aggregate of approximately $61.7 million in approximately 0.8 million of common stock issued and stock options assumed and approximately $44.6 million in cash. In April 2001 we announced our agreement to acquire Exbit Technology A/S for up to approximately 6.9 million shares of our Common Stock. These acquisitions may result in the diversion of management's attention from the day-to-day operations of the Company's business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially and adversely affected.

     In addition, acquisitions we make could result in dilutive issuances of equity securities, substantial debt, and amortization expenses related to goodwill and other intangible assets. In particular, in connection with our acquisition of Orologic, we were required to record IPR&D charge of $45.6 million in the three months ended March 31, 2000. In addition, we expect to record additional acquisition related expenses in the quarter ending June 30, 2001 in connection with our acquisition of Exbit. Further, under current accounting rules, we expect to amortize an aggregate of approximately $517.0 million of goodwill and other identifiable intangible assets over the next 2 to 7 years. However, if current Financial Accounting Standards Board proposals become effective, certain intangible assets, including goodwill, will be maintained on the balance sheet rather than being amortized, although they may eventually be written down to the extent they are deemed to be impaired. Our management frequently evaluates strategic opportunities available. In the future we may pursue additional acquisitions of complementary products, technologies or businesses.

     Our Industry Is Highly Competitive

     The high-performance semiconductor market is extremely competitive and is characterized by rapid technological change, price erosion and increased international competition. We compete directly or indirectly with the following categories of companies:

     . High-performance integrated circuit suppliers such as Agere Systems, Applied Micro Circuits Corporation, Broadcom, Conexant, Hewlett Packard, IBM, Intel, Motorola, and PMC Sierra

     . Internal integrated circuit development units of systems companies such as Cisco Systems, Fujitsu and Nortel Networks

     Our current and prospective competitors include many large companies that have substantially greater marketing, financial, technical and manufacturing resources than we do.

     Competition in the markets that we serve is primarily based on price/performance, product quality and the ability to deliver products in a timely fashion. Product qualification is typically a lengthy process and some prospective customers may be unwilling to invest the time or expense necessary to qualify suppliers such as Vitesse. Prospective customers may also have concerns about the relative advantages of our products compared to more familiar silicon- based semiconductors. Further, customers may also be concerned about relying on a relatively small company for a critical sole-sourced component. To the extent we fail to overcome these challenges, there could be material and adverse effects on our business and financial results.

     There is Risk Associated with Doing Business in Foreign Countries

     In fiscal 2000 and the first six months of fiscal 2001, international sales accounted for 24% and 27%, respectively, of our total revenues, and we expect international sales to constitute a substantial portion of our total revenues for the foreseeable future. International sales involve a variety of risks and uncertainties, including risks related to:

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

     Our Business Is Subject to Environmental Regulations

     We are subject to various governmental regulations related to toxic, volatile and other hazardous chemicals used in our manufacturing process. If we fail to comply with these regulations, this failure could result in the imposition of fines or in the suspension or cessation of our operations. Additionally, we may be restricted in our ability to expand operations at our present locations or we may be required to incur significant expenses to comply with these regulations.

     Our Failure to Manage Growth May Adversely Affect Us

     The management of our growth requires qualified personnel, systems and other resources. We have recently established several product design centers worldwide and have acquired Orologic in March 2000, SiTera in May 2000, completed six other acquisitions since the fall of 1998, and announced our agreement to acquire Exbit in April 2001. We have only limited experience in integrating the operations of acquired businesses. Failure to manage our growth or to successfully integrate new and future facilities or newly acquired businesses could have a material adverse effect on our business and financial results.

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



Item 3.  Quantitative and Qualitative Disclosure About Market Risk

   At March 31, 2001, the Company's investment portfolio principally includes marketable debt securities consisting of obligations of the U.S. government and its agencies. These securities sometimes have remaining terms in excess of one year. Consequently, such securities are subject to interest rate risk. The Company classifies these securities as held-to-maturity securities, which are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

   At March 31, 2001, the Company's long-term debt consists of convertible subordinated debentures with interest at a fixed rate of 4.00% per year. Consequently, the Company does not have significant interest rate exposure on its long-term debt. However, the fair value of the convertible subordinated debentures is subject to significant fluctuation due to their convertibility into shares of Vitesse common stock.

                                    PART II

                               OTHER INFORMATION

Item 2.  Changes in Securities

     (c) Recent Sales of Unregistered Securities

         Pursuant to the terms of the acquisition of ht-Mikro on February 13, 2001, Vitesse assumed stock options to purchase 56,981 shares of common stock held by certain employees of ht-Mikro. The stock options are exercisable for common stock of Vitesse at a weighted average exercise price of $20.00 per share, and become exercisable over time based on continued employment with the Company. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, based on the limited number of security holders of ht-Mikro, the relationships of such holders to ht-Mikro and the lack of any advertisement or general solicitation in connection with the acquisition.


Item 4.  Submission of Matters to a Vote of Security Holders

     On January 23, 2001, the Company held its regular Annual Meeting of Stockholders. The purpose of the meeting was to elect Directors to serve for the ensuing year, to approve a proposal to adopt the Company's 2001 Stock Incentive Plan and to ratify the appointment of KPMG LLP as independent auditors for the Company for the 2001 fiscal year. The following individuals were elected to serve as Directors for the ensuing year:

         Name                    Votes for     Withheld
         ----                    ---------     --------
     Pierre R. Lamond           147,980,583     437,405
     Vincent Chan               147,915,588     502,400
     James A. Cole              147,964,227     453,761
     Alex Daly                  147,881,903     536,085
     John C. Lewis              147,997,594     420,394
     Louis R. Tomasetta         147,999,030     418,958

Additionally, the following items were voted upon and approved by the shareholders:

                                                          Against or      Votes      Broker
                                              Votes for    Withheld     Abstained   No Vote
                                              ----------  ----------    ---------  ----------
Approval of a proposal to adopt the
Company's 2001 Stock Incentive Plan           60,885,595  53,531,262     340,467   33,660,664

Ratification of appointment of KPMG LLP
as independent auditors for the fiscal year
ending September 30, 2001                    148,141,053     113,264     163,671         ---


Item 6.  Exhibits & Reports on Form 8-K

   (a)   Exhibits

   10.1 Vitesse Semiconductor 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-55466) filed with the Securities and Exchange Commission on February 13, 2001.


   (b)   Reports on Form 8-K

         None.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VITESSE SEMICONDUCTOR CORPORATION


May 15, 2001                          By: /s/Eugene F. Hovanec
                                          ---------------------------
                                          Eugene F. Hovanec
                                          Vice President, Finance and
                                          Chief Financial Officer