Form 10-Q
period 2001-06-30
VITESSE SEMICONDUCTOR CORP
filed 2001-08-14
CIK 880446

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 June 30, 2001

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

     As of July 31, 2001, there were 190,498,739 shares of $0.01 par value common stock outstanding.

================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------


PART I      FINANCIAL INFORMATION                                    Page Number

   Item 1   Financial Statements:

            Condensed Consolidated Balance Sheets as of June 30, 2001         2
            (unaudited) and September 30, 2000

            Unaudited Condensed Consolidated Statements of Operations for     3
            the three months ended June 30, 2001, June 30, 2000, and
            March 31, 2001, and the nine months ended June 30, 2001
            and June 30, 2000

            Unaudited Condensed Consolidated Statements of Cash Flows for     4
            the nine months ended June 30, 2001 and June 30, 2000

            Notes to Unaudited Condensed Consolidated Financial Statements    6

   Item 2   Management's Discussion and Analysis of                           9
            Financial Condition and Results of Operations

   Item 3   Quantitative and Qualitative Disclosure About Market Risk        21

PART II     OTHER INFORMATION

   Item 2   Changes in Securities                                            22

   Item 6   Exhibits and Reports on Form 8-K                                 22

                                     PART I
                             FINANCIAL INFORMATION

                       VITESSE SEMICONDUCTOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              June 30, 2001  Sept. 30, 2000
                                                              -------------  --------------
                                                               (Unaudited)
                                     ASSETS

Current assets:
 Cash and cash equivalents                                     $   83,883    $  257,081
 Short-term investments                                           370,123       442,475
 Accounts receivable, net                                         113,160       113,172
 Inventories, net                                                  43,022        43,715
 Prepaid expenses and other current assets                         38,340         6,969
 Deferred tax assets, net                                          13,730        13,730
                                                               ----------    ----------
  Total current assets                                            662,258       877,142
                                                               ----------    ----------

Long-term investments                                             353,793       278,758
Property and equipment, net                                       239,425       141,874
Restricted long-term deposits                                      98,171        75,804
Intangible assets, net                                            470,784       452,895
Deferred tax assets, net                                          106,796        43,506
Other assets                                                       46,722        31,087
                                                               ----------    ----------
                                                               $1,977,949    $1,901,066
                                                               ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                             $       --    $    4,227
 Accounts payable                                                  33,740        21,813
 Accrued expenses and other current liabilities                    49,208        34,944
 Accrued interest payable                                           7,708         1,280
 Income taxes payable                                                 363         8,307
                                                               ----------    ----------
     Total current liabilities                                     91,019        70,571
                                                               ----------    ----------

Long-term debt                                                        896         3,587
Convertible subordinated debt                                     655,640       720,000

Minority interest                                                   6,295         1,506
Shareholders' equity:
 Common stock, $.01 par value.  Authorized 500,000,000
  shares; issued and outstanding 188,028,496 and
  180,049,153 shares on June 30, 2001 and Sept. 30, 2000,
  respectively                                                      1,863         1,801
 Additional paid-in capital                                     1,224,979       998,537
 Deferred compensation                                            (74,075)      (18,958)
 Retained earnings                                                 71,332       124,022
                                                               ----------    ----------
     Total shareholders' equity                                 1,224,099     1,105,402
                                                               ----------    ----------
                                                               $1,977,949    $1,901,066
                                                               ==========    ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                            Three Months Ended                         Nine Months Ended
                                             ------------------------------------------------   -------------------------------
                                             June 30, 2001    June 30, 2000    Mar. 31, 2001    June 30, 2001    June 30, 2000
                                             --------------   --------------   --------------   --------------   --------------

Revenues                                         $  60,138         $114,090         $121,757         $346,961         $303,679

Costs and expenses:
 Cost of revenues                                   81,052           38,747           46,004          179,403          105,697
 Engineering, research and development              37,158           23,873           38,101          108,924           65,426
 Selling, general and administrative                23,786           13,120           18,259           59,710           36,402
 Restructuring costs                                25,415                -                -           25,415                -
 Purchased in-process research and
  development                                            -                -                -                -           45,614
 Amortization of goodwill                           20,523           19,157           20,893           61,750           19,877
                                                 ---------         --------         --------         --------         --------
  Total costs and expenses                         187,934           94,897          123,257          435,202          273,016
                                                 ---------         --------         --------         --------         --------

Income (loss) from operations                     (127,796)          19,193           (1,500)         (88,241)          30,663

Interest income                                     11,372           15,480           13,712           40,496           23,591
Interest expense                                    (7,795)          (8,207)          (8,388)         (24,488)          (9,841)
Other expense                                       (1,145)               -             (654)          (1,799)               -
                                                 ---------         --------         --------         --------         --------

Income (loss) before income taxes
 and extraordinary item                           (125,364)          26,466            3,170          (74,032)          44,413
Income tax expense (benefit)                       (48,767)          13,182           14,394          (14,313)          28,113
                                                 ---------         --------         --------         --------         --------
Income (loss) before extraordinary gain            (76,597)          13,284          (11,224)         (59,719)          16,300
Extraordinary gain on extinguishment
 of debt, net of tax                                 7,029                -                -            7,029                -
                                                 ---------         --------         --------         --------         --------

Net income (loss)                                $ (69,568)        $ 13,284         $(11,224)        $(52,690)        $ 16,300
                                                 =========         ========         ========         ========         ========

Basic and diluted extraordinary gain
 per share                                       $    0.04         $      -         $      -         $   0.04         $      -
                                                 =========         ========         ========         ========         ========

Net income (loss) per share
 Basic                                           $   (0.38)        $   0.07         $  (0.06)        $  (0.29)        $   0.09
                                                 =========         ========         ========         ========         ========
 Diluted                                         $   (0.38)        $   0.07         $  (0.06)        $  (0.29)        $   0.09
                                                 =========         ========         ========         ========         ========

Shares used in per share computations:
 Basic                                             184,474          179,107          182,150          182,442          174,657
                                                 =========         ========         ========         ========         ========
 Diluted                                           184,474          192,567          182,150          182,442          188,589
                                                 =========         ========         ========         ========         ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                       Nine Months Ended
                                                               -------------------------------
                                                                June 30, 2001    June 30, 2000
                                                               --------------   --------------
Cash flows from operating activities:
Net income (loss)                                                 $ (52,690)       $  16,300
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
 Depreciation and amortization                                       98,614            42,329
 Impairment of goodwill and intangible assets                         22,871               --
 Inventory write off                                                  41,146               --
 Amortization of debt issue costs and debt discount                    2,864            1,263
 Amortization of deferred compensation                                 9,593            2,406
 Purchased in-process research and development                            --           45,614
 Extraordinary gain on extinguishment of debt                         (7,029)              --
 Increase in equity associated with tax benefit from
   exercise of stock options                                          52,463           51,875
 Change in assets and liabilities:
  (Increase) decrease in, net of effects of acquisitions:
     Accounts receivable, net                                             12          (31,287)
     Inventories, net                                                (40,453)         (10,601)
     Prepaid expenses and other current assets                       (30,871)          (2,053)
     Deferred tax assets, net                                        (63,290)         (18,679)
     Other assets                                                    (18,794)            (549)
  Increase (decrease) in, net of effects of acquisitions:
     Accounts payable                                                 11,124           (5,782)
     Accrued expenses and other current liabilities                    6,092          (17,811)
     Accrued interest payable                                          6,428            8,467
     Income taxes payable                                            (12,359)          (5,517)
                                                                ------------      -----------
       Net cash provided by operating activities                      25,721           75,975
                                                                ------------      -----------
Cash flows from investing activities:
 Investments, net                                                     (2,683)        (496,680)
 Capital expenditures                                               (133,495)         (57,092)
 Restricted long-term deposits                                       (22,367)          (8,574)
 Payment for purchase of companies, net of cash acquired             (11,481)          (8,326)
                                                                ------------      -----------
       Net cash used in investing activities                        (170,026)        (570,672)
                                                                ------------      -----------

    See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                         Nine Months Ended
                                                                  -------------------------------
                                                                  June 30, 2001    June 30, 2000
                                                                  --------------   --------------

Cash flows from financing activities:
 Principal payments under long-term debt and capital leases              (9,759)          (4,897)
 Repurchase of convertible subordinated debt                            (51,650)              --
 Cash paid for debt issue costs                                              --          (18,000)
 Capital contributions by minority interest limited partners              4,789            1,506
 Proceeds from issuance of convertible subordinated debt and
     term debt                                                               --          725,000
 Elimination of duplicate period of pooled companies                         --            1,464
 Proceeds from issuance of common stock, net                             27,727           22,092
                                                                      ---------         --------
     Net cash provided by (used in) financing activities                (28,893)         727,165
                                                                      ---------         --------
     Net increase (decrease) in cash and cash equivalents              (173,198)         232,468
Cash and cash equivalents at beginning of period                        257,081           89,941
                                                                      ---------         --------
Cash and cash equivalents at end of period                            $  83,883         $322,409
                                                                      =========         ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                         $  15,062         $    224
                                                                      =========         ========
     Income taxes                                                     $   8,717         $    367
                                                                      =========         ========

Supplemental disclosures of non-cash transactions:

  Issuance of stock options in purchase transaction                   $   5,415         $ 52,146
                                                                      =========         ========
  Issuance of common stock in purchase transaction                    $  76,189         $422,542
                                                                      =========         ========

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

   Computation of Net Income (Loss) per Share

   The reconciliation of shares used to calculate basic and diluted income
(loss) per share consists of the following (in thousands):


                                                               Three Months Ended                        Nine Months Ended
                                               --------------------------------------------------  -----------------------------
                                                 June 30, 2001       June  30,2000    Mar.31,2001  June 30, 20001  June 30, 2000
                                               ------------------  -----------------  -----------  --------------  -------------
Shares used in basic per share computations -
  weighted average shares outstanding                 184,474            179,107         182,150       182,442         174,657
Net effect of dilutive common share
 equivalents based on treasury stock method                --             13,460              --            --          13,932
                                                      -------            -------         -------       -------         -------
Shares used in diluted per share computation          184,474            192,567         182,150       182,442         188,589
                                                      =======            =======         =======       =======         =======

   Stock options and other convertible securities exercisable for 14,305,052, 6,494,467, and 16,584,160, shares that were outstanding at June 30, 2001 and 2000, and March 31, 2001, respectively, were not included in the computation of diluted net income per share, as the effect of their inclusion would be antidilutive. These securities consist primarily of the convertible subordinated debentures that are convertible into the Company's common stock at a conversion price of $112.19.


   Reclassifications

   Where necessary, prior periods' information has been reclassified to conform to the current period condensed consolidated financial statement presentation.

Note 2.  Restructuring Costs and Other Special Charges

   Restructuring costs - In the third quarter of fiscal 2001, the Company announced a restructuring plan as a result of the decreased demand for its products and to align its cost structure with the current business environment. This restructuring plan included a workforce reduction, consolidation of excess facilities and goodwill and intangible assets deemed impaired. The summary of restructuring costs are outlined as follows:

                              Total           Noncash           Cash           Balance at
                              Charge          Charges         Payments       June 30, 2001
------------------------------------------------------------------------------------------
Workforce reduction            776                             (776)                 --
Consolidation of
 excess facilities            1,768                                               1,768
Impairment of goodwill
 & intangible assets         22,871           (22,871)                               --
------------------------------------------------------------------------------------------
               Total         25,415           (22,871)         (776)              1,768

   The Company reduced its workforce by 165 employees, primarily within the Company's manufacturing and research and development operations, in May 2001 and recorded a charge of approximately $0.8 million, primarily related to severance and fringe benefits. The termination of these employees was completed in the current quarter. The consolidation of excess facilities resulted in a charge of $1.7 million, net of estimated sub-lease income of $1.4 million, which represents lease terminations, non-cancelable lease costs and write off of leasehold improvements and equipment and will paid over the respective lease terms through October 2003.

   The Company also restructured certain of its operations and realigned resources to focus on high growth markets and revenue opportunities. As a result, the Company recorded a charge related to the impairment of goodwill and intangible assets in connection with the acquisitions of Vermont Scientific Technologies ("VTEK") and Kalman, Saffran and Associates ("KSA") of $22.9 million. This charge was measured as the amount by which the carrying amount exceeded the future undiscounted operating cash flows expected to be generated by these assets.


Note 3.  Purchase Accounting Business Combinations

   On June 8, 2001, the Company acquired all of the equity interests of Exbit Technology A/S ("Exbit") in exchange for 2,736,315 shares of common stock valued at $70.1 million, the assumption of stock options to purchase 80,000 shares of common stock valued at $1.5 million, net of deferred compensation of $1.3 million, and a nominal cash consideration. The Company also recorded deferred stock-based compensation of $43.8 million for 1,709,365 shares of the Company's common stock that will be released to the employees of Exbit monthly over a three year period, on a proportional basis, based on their continued employment with the Company. Exbit develops high-speed ethernet chip-sets for the communications and networking industry. The consideration for the transaction was allocated based on the fair values of the tangible and intangible assets and liabilities acquired, including identifiable intangible assets of $13.2 million, with the excess consideration of $65.9 million recorded as goodwill. These intangible assets will be amortized over their estimated useful lives ranging from 3 to 6 years. The transaction is being accounted for as a purchase, and accordingly, the operations of Exbit are included from the date of acquisition.

   In connection with the acquisition of Exbit, the Company issued into escrow
2.4 million shares of its common stock for release to former Exbit shareholders upon the attainment of certain future internal performance goals. Such additional consideration, if earned, will be allocated to goodwill and amortized over the remaining useful life of goodwill.

     During the first and second quarters of fiscal 2001, the Company acquired all of the equity interests of FirstPass, Inc. ("FirstPass") and ht-Mikroelektronik GmbH ("ht-Mikro") for an aggregate of $41.1 million, paid in common stock issued, stock options assumed and cash. The consideration for both transactions was allocated based on the fair values of the tangible and intangible assets and liabilities acquired, including deferred compensation of $19.0 million, identifiable intangible assets of $5.9 million, with the excess consideration of $16.0 million recorded as goodwill. These intangible assets will be amortized over their estimated useful lives ranging from 5 to 7 years. The transactions are being accounted for as purchases, and accordingly, the operations of First Pass and ht-Mikro are included from the date of acquisition.

   Pro forma results of operations, for the above mentioned transactions, have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

Note 4.  Inventories, net

   Inventories consist of the following (in thousands):


                                        June 30, 2001   Sept. 30, 2000
                                        -------------   --------------
Raw materials                              $ 4,670          $ 4,184
Work in process and finished goods          38,352           39,531
                                           -------          -------
                                           $43,022          $43,715
                                           =======          =======

   During the third quarter of fiscal 2001, the Company wrote off $50.6 million of excess and obsolete inventories (of this amount, $41.6 million had not been reserved in previous quarters). The continued industry-wide reduction in capital spending and the resulting decrease in demand for the Company's products, prompted the review of current inventory levels versus the Company's current sales forecast. As a result, the Company recorded a charge, in accordance with the Company's inventory reserve methodology, which was appropriately included in the costs of revenues in the current quarter.

Note 5.  Debt

   In April and June, 2001, the Company purchased $64.4 million principal amount of its 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate of approximately $51.7 million. As a result, the Company recorded an extraordinary gain on early extinguishment of debt of approximately $7.0 million, net of income taxes of $4.4 million and a proportion of debt issuance costs of $1.3 million, in the quarter ended June 30, 2001.


Note 6.  Commitments and Contingencies

       The Company entered into a operating lease agreement for leased equipment in August 1997, which included a guarantee of the residual value of the leased equipment. During the quarter ended June 30, 2001, it became probable that the Company will make a payment under the residual guarantee provision. The event triggering the assessment was due to the significant decline in growth markets and revenue opportunities that the Company experienced in the three months ended June 30, 2001. A third party appraisal quantified the decline in value of the equipment to be $14.1 million. Under the lease agreement, Vitesse is required to make a payment for the residual guarantee equal to the amount that the original cost exceeds the fair value of the equipment. Accordingly, a liability of $14.1 million has been recorded in accrued expenses and prepaid and other current assets. The amount recorded in prepaid and current assets is being amortized over the remaining lease term as rent expense. As of June 30, 2001, the Company recorded a $6.1 amortization charge in selling, general and administrative expenses. The remaining balance will be amortized through November 2001, which is the remaining lease term.


Note 7.  Subsequent Events

     In July 2001, the Company acquired all of the equity interests of Versatile Optical Networks, Inc. ("Versatile") in exchange for approximately 8.8 million shares of common stock and the assumption of stock options to purchase approximately 1.1 million shares of common stock valued at approximately $167.1 million. Versatile designs and manufactures optical and opto-electronic modules to create integrated system and subsystem solutions for data and communications networks. The transaction will be accounted for using the purchase method of accounting.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), in particular, in "Results of Operations - "Revenues", "Cost of Revenues", "Engineering, Research and Development Costs", "Selling, General, and Administrative Expense", "Restructuring Costs", "Amortization of Goodwill and Intangible Assets" and "Interest Income and Interest Expense", and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Operating Results."

Results of Operations

     Revenues

     Total revenues in the third quarter of fiscal 2001 were $60.1 million, a decrease of 47.3% from the $114.1 million recorded in the third quarter of fiscal 2000 and a decrease of 50.6% from the $121.8 million recorded in the prior quarter. For the nine months ended June 30, 2001, total revenues were $347.0 million, a 14.3% increase over the $303.7 million recorded in the nine months ended June 30, 2000. The decrease in revenue in the third quarter of fiscal 2001 from the prior quarter was due to continued adverse market conditions and the reduction in demand from our communications and data storage customers. The increase in total fiscal 2001 revenues over fiscal 2000 revenues was due to unit growth in shipments of existing products during the first half of the fiscal year, as well as the introduction of new products to customers in the communications markets. Due to continuing adverse general market conditions and weakening demand for our products, we currently expect that our revenues in the quarter ending September 30, 2001 will be less than our revenues in the quarter ended June 30, 2001 and that revenues for fiscal 2001 will be lower than revenues for fiscal 2000.

     Cost of Revenues

     Cost of revenues as a percentage of total revenues in the third quarter of fiscal 2001 was 134.8% compared to 34.0% in the third quarter of fiscal 2000 and 37.8% in the prior quarter. The increase in cost of revenues as a percentage of total revenues resulted primarily from the write off of excess and obsolete inventory, lower quarterly revenues on a base of relatively fixed manufacturing costs, and the introduction of new products which generally have lower yields when first released. In the third quarter of fiscal 2001, we wrote off $50.6 million of excess and obsolete inventories (of this amount, $41.6 million had not been reserved in previous quarters). The continued industry-wide reduction in capital spending and the resulting decrease in demand for our products, prompted the review of current inventory levels versus our current sales forecast. As a result, we recorded a charge, in accordance with the Company's inventory reserve methodology. Excluding the inventory write off, cost of revenues in the third quarter of fiscal 2001 was $30.5 million, or 50.7% of revenues. The increase was slightly offset by improved manufacturing yields for mature products during the third quarter of fiscal 2001. We anticipate that the costs of revenues as a percentage of total revenues will continue to be adversely affected in the near term as a result of estimated lower quarterly revenues and the significantly higher energy costs resulting from the energy shortage facing the state of California.

     Engineering, Research and Development Costs

     Engineering, research and development expenses were $37.2 million in the third quarter of fiscal 2001 compared to $23.9 million in the third quarter of fiscal 2000 and $38.1 million in the prior quarter. For the nine months ended June 30, 2001, engineering, research, and development costs were $108.9 million compared to $65.4 million in the nine month period ended June 30, 2000. The increases year over year were principally due to increased headcount from recent acquisitions of approximately 175 people, amortization of deferred stock compensation and higher costs to support our continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development costs were 61.8% in the third quarter of fiscal 2001, 20.9% in the third quarter of fiscal 2000, and 31.3% in the prior quarter. For the nine months ended June 30, 2001, engineering, research and development costs as a percentage of total revenues increased to 31.4% from 21.5%, in the comparable period a year ago. We expect these costs to increase in absolute dollars and as a percentage of revenues in the quarter ending September 30, 2001, as a result of continued efforts to develop new products and increased headcount related to recent acquisitions and due to the anticipated decline in revenues as described earlier. Our engineering, research and development costs are expensed as incurred.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses (SG&A) were $23.8 million in the third quarter of 2001, compared to $13.1 million in the third quarter of 2000 and $18.3 million in the prior quarter. For the nine months ended June 30, 2001, SG&A expenses were $59.7 million compared to $36.4 million in the same period in fiscal 2000. The increase in SG&A expenses in absolute dollars was due principally to the $6.1 million amortization charge recorded as a result of the residual guarantee provision of our operating lease agreement. The increase in SG&A expenses is also attributable to the increased compensation resulting from recent acquisitions, and expansion of our worldwide sales and marketing organizations. As a percentage of total revenues, SG&A expenses were 39.6% in the third quarter of 2001, compared to 11.5% in the third quarter of 2000 and 15.0% in the prior quarter. For the nine months ended June 30, 2001, SG&A expenses as a percentage of total revenues increased to 17.2% from 12.0%, in the comparable period a year ago. We expect these costs to continue to increase in absolute dollars and as a percentage of revenues, as a result of expected future growth and due to the anticipated decline in revenues as described earlier.

     Restructuring Costs

     In the third quarter of fiscal 2001, we announced a restructuring plan as a result of the decreased demand for our products and to align our cost structure with the current business environment. This restructuring plan included a reduction of our workforce by 12%, consolidation of excess facilities and goodwill and intangible assets deemed impaired. As a result of implementing the restructuring plan, we incurred a charge of $25.4 million in the third quarter of fiscal 2001.

     Included in the restructuring charge were workforce reduction costs of $0.8 million, primarily related to severance and fringe benefits. The termination of these 165 employees was completed in the current quarter, primarily within our manufacturing and research and development operations. The consolidation of excess facilities resulted in a charge of $1.7 million, net of estimated sub-lease income of $1.4 million, which represents lease terminations, non-cancelable lease costs and write off of leasehold improvements and equipment and will paid over the respective lease terms through October 2003.

     We also restructured certain of our operations and realigned resources to focus on high growth markets and revenue opportunities. As a result, we recorded a charge related to the impairment of goodwill and intangible assets in connection with the acquisitions of VTEK and KSA, of $22.9 million. This charge was measured as the amount by which the carrying amount exceeded the future undiscounted operating cash flows expected to be generated by these assets.

     Amortization of Goodwill and Intangible Assets

     Amortization of goodwill and identifiable intangible assets was $20.5 million in the third quarter of fiscal 2001 compared to $19.2 million in the third quarter of fiscal 2000 and $20.9 million in the prior quarter. For the nine months ended June 30, 2001, amortization of goodwill and identifiable intangible assets was $61.8 million compared to $19.9 million in the same period in fiscal 2000. Amortization of goodwill and identifiable intangible assets primarily relates to the purchase of Orologic, Inc. ("Orologic") and other acquisitions completed in fiscal 2000 and 2001. In connection with the acquisition of Orologic, the Company recorded a second quarter fiscal 2000 charge of $45.6 million for the fair value of purchased in-process research and development ("IPR&D"). As a result of the acquisitions of Exbit and Versatile, amortization of goodwill and identifiable intangible assets will increase to approximately $25.5 million in the quarter ending September 30, 2001.

     In July 2001, the Financial Accounting Board Standards proposals regarding accounting for business acquisitions discussed below became effective. As a result, certain intangible assets, including goodwill, will be maintained on the balance sheet rather than amortized, although they may eventually be written down to extent they are deemed to be impaired.

     Interest Income and Interest Expense

     Interest income was $11.4 million in the third quarter of fiscal 2001 compared to $15.5 million in the third quarter of 2000 and $13.7 million in the prior quarter. For the nine months ended June 30, 2001, interest income was $40.5 million compared to $23.6 million in the same period in fiscal 2000. The year over year increase in interest income is due to higher average cash, short-term investments, long-term investments and long-term deposit balances resulting from proceeds received from the convertible debenture offering in March 2000. The decrease in interest income of $2.3 million from the prior quarter is the result of lower cash, short term and long term investments held throughout the quarter, primarily as a result of the purchase of $64.4 million principal amount of our convertible subordinated debentures for $51.7 million, combined with lower interest rates paid on the Company's cash balances. Interest expense was $7.8 million in the third quarter of fiscal 2001 compared to $8.2 million in the third quarter of fiscal 2000 and $8.4 million in the prior quarter. The decrease in interest expense of $0.6 million from the prior quarter is the result of the lower principal amount of the convertible subordinated debentures outstanding during the current quarter. For the nine months ended June 30, 2001, interest expense was $24.5 million compared to $9.8 million in the same period in fiscal 2000. Increased interest expense relates to the debentures and amortization of debt issuance costs. As a result of the convertible debenture offering, we expect to record additional interest expense of approximately $7.8 million per quarter in future periods, which may be reduced to the extent that we may repurchase any additional convertible subordinated debentures.

     Other Expense

     For the quarter ended June 30, 2001, we recorded a charge of $1.1 million to write down an equity investment held by the Vitesse Venture Fund to the estimated fair market value. In the second quarter of fiscal 2001, we recorded a loss on the sale of certain assets in the amount of $0.7 million.

   Income Tax Expense (Benefit)

   Our year to date effective income tax rate is (19.3%) as of June 30, 2001 compared to 63.3% for the same period in the prior year. For the quarter ended June 30, 2001, the effective income tax rate is (38.9%) compared to 49.8% for the quarter ended June 30, 2000. Excluding the effects of nondeductible goodwill amortization and other permanent book to tax differences, the effective income tax rate is approximately 33.0% for all periods presented.

   Extraordinary Gain on Extinguishment of Debt

   In April and June, 2001, we purchased $64.4 million principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for aggregate of approximately $51.7 million. As a result, we recorded an extraordinary gain on early extinguishment of debt of approximately $7.0 million, net of income taxes of $4.4 million and a proportion of debt issue costs of $1.3 million, in the quarter ended June 30, 2001.

Liquidity and Capital Resources

   Operating Activities

   We generated $25.7 million and $76.0 million from operating activities in the nine months ended June 30, 2001 and 2000, respectively. The decrease in cash flow from operations was principally due to a decrease in profitability of $69.0 million, partially offset by an adjustment to non-cash items for depreciation and amortization of $121.5 million. For the remainder of fiscal 2001, we expect that our profitability, compared to fiscal 2000, will be reduced due to the continuing adverse market conditions.

   Investing Activities

   We used $170.0 million and $570.7 million in investing activities during the nine months ended June 30, 2001 and 2000, respectively. The cash used in investing activities in the first nine months of fiscal 2001 was primarily due to capital expenditures of $133.5 million and investments in restricted long term deposits of $22.4 million. We intend to continue investing in
manufacturing, test and engineering equipment.   In addition, we paid aggregate
cash consideration of approximately $11.5 million in connection with the purchase of First Pass and ht-Mikro and additional payments in connection with the purchase of KSA in the nine months ended June 30, 2001.

   In December 2000, we entered into an operating lease transaction providing for the financing of $40.0 million for the acquisition of certain test equipment. If at the end of the lease terms we do not purchase the equipment, we would guarantee the residual value to the lessor equal to a specified percentage of the lessor's cost of the equipment. As of June 30, 2001, the lessor had advanced a total of $31.0 million under these leases and held approximately $8.0 million as cash collateral, which amount is included in restricted long-term deposits.

   Financing Activities

   We used $28.9 million in financing activities for the nine months ended June 30, 2001 and generated $727.2 million from financing activities for the nine
months ended June 30, 2000.   Financing activities for the nine months ended
June 30, 2001, represent proceeds of $27.7 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans and proceeds of $4.8 million received from the limited partners of the Vitesse venture funds, offset by the purchase of $51.7 million carrying value of the convertible subordinated debentures and the repayments of debt obligations of $9.8 million. Financing activities for the nine months ended June 30, 2000, represent proceeds, net of issuance costs, of $702 million received from the convertible subordinated debenture offering, proceeds of $5.0 million received from the issuance of term debt, proceeds of $22.1 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans, proceeds of $1.5 million received from the limited partners of the Vitesse venture funds, and $1.5 million from the elimination of duplicate period of pooled companies, slightly offset by $4.9 million in repayments of debt obligations.

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

   In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

   The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective October 1, 2002. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

   Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be
measured as of the date of adoption.   This second step is required to be
completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

   And finally, any unamortized negative goodwill [and negative equity-method goodwill] existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

Factors That May Affect Future Operating Results

     We Have Recently Experienced a Decline in Revenues, and We Expect That Our Operating Results Will Fluctuate in The Future Due to Reduced Demand in Our Markets

     Our revenues and earnings (loss) per share (excluding acquisition related and non-recurring charges) in the three months ended June 30, 2001 were approximately 51% and 160 %, respectively, lower than our revenues and loss per share in the prior quarter and approximately 64% and 124%, respectively, lower than our revenues and earnings per share in the three months ended December 31, 2000. In the three months ended June 30, 2001, our operating results were materially adversely affected by the inventory write down, restructuring charges and impairment charges. If we are required to take additional charges such as these in the future, the adverse affect on our operating results may again be
material.   Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. In particular, we expect that our revenues and loss per share for the quarter ending September 30, 2001 will be lower than our revenues and earnings in the quarter ended June 30, 2001. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

     In the quarter ended June 30, 2001, we implemented cost reductions, including a reduction in work force of approximately 165 employees, to bring our expenses into line with our reduced revenue expectations. However, we cannot be sure that these measures will be sufficient to offset lower revenues, and if they are not, our earnings (losses) will be adversely affected. In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our earnings (losses) in future periods. The occurrence of any of the above mentioned factors could have a material adverse effect on our business and on our financial results.

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

     Our stock price has experienced significant volatility recently. In particular, our stock price declined significantly in the context of announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the technology sector, particularly the optical networking equipment sector. Given these general economic conditions and the reduced demands for our products that we have experienced recently, we expect that our stock price will continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

     . Additional changes in financial analysts estimates of our revenues and earnings (losses);
     . Our failure to meet financial analysts performance expectations; and . Changes in market valuations of other companies in the semiconductor or fiber optic equipment industries.

     In addition, many of the risks described elsewhere in this section could materially and adversely affect our stock price, as discussed in those risk factors. The stock markets have recently experienced substantial price and
volume volatility.   Fluctuations such as these have affected and are likely to continue to affect the market price of our common stock.

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

     We are Dependent on a Small Number of Customers in a Few Industries

     We intend to continue focusing our sales effort on a small number of customers in the communications and test equipment markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the nine months ended June 30, 2001, no single customer accounted for greater than 10% of total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

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

     There Are Risks Associated with Recent and Future Acquisitions

     In fiscal 2000, we made two significant acquisitions. In March 2000, we completed the acquisition of Orologic, in exchange for approximately 4.6 million shares of our common stock. In May 2000, we completed the acquisition SiTera Inc. for approximately 14.7 million shares of our common stock. In June 2001, we acquired Exbit for up to approximately 6.9 million shares of our common stock. In July 2001, we completed the acquisition of Versatile for approximately
8.8 million shares of our common stock. Also since the beginning of fiscal 2000, we completed four smaller acquisitions for an aggregate of approximately $61.7 million in approximately 0.8 million of common stock issued and stock options assumed and approximately $44.6 million in cash. These acquisitions may result in the diversion of management's attention from the day-to-day operations of the Company's business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially and adversely affected.

     In addition, acquisitions we make could result in dilutive issuances of equity securities, substantial debt, and amortization expenses related to intangible assets. In particular, in connection with our acquisition of Orologic, we were required to record IPR&D charge of $45.6 million in the three months ended March 31, 2000. In addition, we expect to record additional acquisition related expenses in the quarter ending September 30, 2001 in connection with our acquisition of Versatile. Further, under current accounting rules, we expect to amortize an aggregate of approximately $640.1 million of goodwill and other identifiable intangible assets in the quarter ending September 30, 2001. However, under the new Financial Accounting Standards Board proposals that become effective on October 1, 2002, certain intangible assets, including goodwill, will be maintained on the balance sheet rather than being amortized, although they may eventually be written down to the extent they are deemed to be impaired. Our management frequently evaluates strategic opportunities available. In the future we may pursue additional acquisitions of complementary products, technologies or businesses.

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

     There is Risk Associated with Doing Business in Foreign Countries

     In fiscal 2000 and the first nine months of fiscal 2001, international sales accounted for 24% and 26%, respectively, of our total revenues, and we expect international sales to constitute a substantial portion of our total revenues for the foreseeable future. International sales involve a variety of risks and uncertainties, including risks related to:

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

     Our Failure to Manage Growth May Adversely Affect Us

     The management of our growth requires qualified personnel, systems and other resources. We have recently established several product design centers worldwide and have acquired Orologic in March 2000, SiTera in May 2000, Exbit in June 2001, Versatile in July 2001 and completed seven other smaller acquisitions since the fall of 1998. We have only limited experience in integrating the operations of acquired businesses. Failure to manage our growth or to successfully integrate new and future facilities or newly acquired businesses could have a material adverse effect on our business and financial results.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

   At June 30, 2001, the Company's investment portfolio principally includes marketable debt securities consisting of obligations of the U.S. government and its agencies. These securities sometimes have remaining terms in excess of one year. Consequently, such securities are subject to interest rate risk. The Company classifies these securities as held-to-maturity securities, which are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

   At June 30, 2001, the Company's long-term debt consists of convertible subordinated debentures with interest at a fixed rate of 4.00% per year. Consequently, the Company does not have significant interest rate exposure on its long-term debt. However, the fair value of the convertible subordinated debentures are subject to significant fluctuation due to changes in interest rates and changes in the value of Vitesse common stock.

                                    PART II

                               OTHER INFORMATION

Item 2.        Changes in Securities

     (c) Recent Sales of Unregistered Securities

         Pursuant to the terms of the acquisition of Exbit on June 8, 2001, Vitesse issued approximately 2.7 million shares of common stock held by the former shareholders of Exbit. The securities were issued in reliance on the exemption from registration provided by Regulation S of the Securities Act, based on the facts that all of the former shareholders of Exbit were outside the United States, the agreements relating to the acquisition were entered into in Denmark, the former Exbit shareholders agreed to certain resale restrictions, and the lack of any advertisement or general solicitation in connection with the acquisition.


Item 6.  Exhibits & Reports on Form 8-K

     (a) Exhibits

         None.


     (b) Reports on Form 8-K

         None.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           VITESSE SEMICONDUCTOR CORPORATION


August 14, 2001              By: /s/Eugene F. Hovanec
                                 --------------------
                                 Eugene F. Hovanec
                                 Vice President, Finance and
                                 Chief Financial Officer