Form 10-K405
period 2001-09-30
VITESSE SEMICONDUCTOR CORP
filed 2001-12-17
CIK 880446

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended September 30, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from         to

                       Commission file number 000-19654

                               -----------------

                       VITESSE SEMICONDUCTOR CORPORATION
            (Exact name of registrant as specified in its charter)

                               -----------------

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2001 as reported on the Nasdaq National Market, was approximately $1,376,865,597. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of December 4, 2001, the registrant had outstanding 199,936,864 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Definitive Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on January 29, 2002 (incorporated into Part III hereof).

   Registration Statement on Form S-1 effective December 10, 1991 (incorporated into Part IV hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       VITESSE SEMICONDUCTOR CORPORATION

                        2001 ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                                           Page
                                                                           ----
                                     PART I.

Item 1.  Business.........................................................   1

Item 2.  Properties.......................................................  14

Item 3.  Legal Proceedings................................................  14

Item 4.  Submission of Matters to a Vote of Security Holders..............  14

                                     PART II.

Item 5.  Market for Company's Common Stock and Related Stockholder Matters  16

Item 6.  Selected Financial Data..........................................  17

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................  18

Item 7a. Quantitative and Qualitative Disclosures about Market Risks......  26

Item 8.  Financial Statements and Supplementary Data......................  27

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................  48

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant...............  49

Item 11. Executive Compensation...........................................  49

Item 12. Security Ownership of Certain Beneficial Owners and Management...  49

Item 13. Certain Relationships and Related Transactions...................  49

                                     PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..  50

Signatures................................................................  53

                          FORWARD-LOOKING STATEMENTS

   This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects", anticipates", "intends", "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

                                    PART I

Item 1. Business

   Vitesse Semiconductor Corporation ("Vitesse" or the "Company") was incorporated in the State of Delaware in 1987. Our principal offices are located at 741 Calle Plano, Camarillo, California, and our phone number is
(805) 388-3700.

   We are a leading supplier of high-performance integrated circuits ("ICs") principally targeted at systems manufacturers in the fiber optic communications industry. Over the past few years, the proliferation of the Internet and the explosive growth in volume of data being sent over local and wide area networks has placed a tremendous strain on the networking infrastructure. The resulting demand for increased bandwidth has created a need for both faster as well as more expansive networks. Additionally, there has been a growing trend by systems companies towards the outsourcing of IC design and manufacture to suppliers such as Vitesse. Notwithstanding recent adverse conditions in the communications industry, over the past five years these and other factors have led to an overall increase in demand for high-performance ICs and we believe that the long-term prospects for the communications market remain strong. Our customers include leading communications equipment manufacturers such Alcatel, Ciena, Cisco, Fujitsu, IBM, Lucent, Nortel, and Tellabs.

   We are also a supplier of ICs to other markets such as the automatic test equipment ("ATE") market. Over the past two years, revenues from this market have become less important as we have focused our business and operations on the communications market.

Background

  Communications

   Over the past five years, public communications networks, such as those used by long-distance and local exchange carriers, and specialized networks, such as those used by Internet service providers, have experienced dramatic growth in traffic. The bulk of this traffic is routed through the optical networking infrastructure. The volume of information required to be transmitted across public networks has increased significantly due to the rapid growth of data intensive applications, such as Internet access, e-commerce, e-mail, video conferencing and the movement of large blocks of stored data across networks. This in turn spurred demand for high-speed interconnectivity between wide area networks ("WANs"), metropolitan area networks ("MANs") and local area networks ("LANs"). The network protocols, particularly in the WAN, were designed to optimize voice communications and are not well suited for data transmission, which today comprises the majority of traffic. As a result, service providers have been required to upgrade their infrastructure to provide high-speed data services to customers in addition to providing standard telephone services.

   Infrastructure improvements to networks have most prominently included a dramatic increase in the deployment of fiber optic technology to replace conventional copper wire. Optical fiber offers substantially greater capacity, is less error prone and is easier to administer than copper wire. SONET (Synchronous Optical

Network) in the United States and Japan and the equivalent SDH (Synchronous Digital Hierarchy) in the rest of the world are the primary standards for high-speed transmission of communication over optical fiber. The SONET/SDH standards facilitate high-data integrity and improved performance in terms of network reliability and reduce maintenance and other operations costs by standardizing interoperability among different vendors' equipment.

   More recently, the demand for system bandwidth is being addressed by a technique called wavelength division multiplexing ("WDM"). WDM is a technique that allows several optical signals, each of a different wavelength, to be transmitted simultaneously on a single optical fiber. The adoption of WDM has enabled system operators to significantly increase system bandwidth without having to deploy additional fiber cables, a long and costly process. While WDM increases the bandwidth carried by each optical fiber, it does not reduce the number of electronic components required. Instead, WDM has accelerated the growth of SONET/SDH deployment by eliminating fiber installation as a growth limiter.

   There are two primary protocols being utilized today on top of the SONET optical base to ensure that routing and switching of information occurs accurately. They are Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP"). ATM is based on fixed-size packets, called cells, and is designed to efficiently integrate voice, data and video and easily scale bandwidth. IP is a packet-based protocol that is generally accepted as the industry standard for LAN data transfer and is being increasingly used in MANs and WANs as well. Both ATM and IP packet switching network technologies are being deployed over optical networks based on the complementary SONET/SDH standards, known as ATM over SONET and Packet over SONET ("POS"). Fiber optic transmission systems which adhere to the SONET/SDH and ATM standards use data transmission rates of 155 Megabit per second ("Mb/s"), 622 Mb/s, 2.5 Gigabit per second ("Gb/s") or 10 Gb/s today, with 40Gb/s in development. Additionally, new protocols such as multi-protocol label switching ("MPLS") have emerged, which are better suited for data traffic while providing for the low latency and quality of service needs of voice and video traffic.

   Most present day LANs use the Ethernet transmission protocol, which operates at 10 Mb/s, 100 Mb/s and 1Gb/s. The increasing bandwidth needs of network users have prompted manufacturers to begin developing networking systems with per-port transmission speeds of 10Gb/s. The scalability and migration capability built into the Gigabit Ethernet protocol allows original equipment manufacturers ("OEMs") to leverage their experience with this standard to transition to the higher data rate.

   Performance improvements in processors and peripherals, along with the transition to distributed architectures, such as client/server and external storage area networks ("SANs") have spawned the need for very high speed data interconnect and networking applications. This has led to a focus on the methods of inter-connecting high-performance computers, peripheral equipment, storage devices and networks. Most present day storage networks use a standard interface protocol known as small computer systems interface or SCSI. For newer SANs, which require networking at high speeds over long distances, SCSI has become a limiting technology. To address the limitations of SCSI-based storage systems, the Fibre Channel standard was developed in the early 1990s. Fibre Channel is a practical, inexpensive, yet expandable method for achieving high-speed data transfer among workstations, mainframes, data storage devices and other peripherals. Fibre Channel is capable of transmitting at rates exceeding 1 gigabit per second in both directions simultaneously and is also able to transport existing protocols over both optical fiber and copper wire.

   To address the demanding needs of communications networks and the various protocols that they must handle, OEMs are developing increasingly sophisticated systems. In order to achieve the performance and functionality required by such systems, these OEMs must utilize more complex ICs, which account for a larger portion of the cost of such systems. As a result of the rapid pace of new product introductions, the variety of standards to be accommodated and the difficulty of designing and producing the required ICs, OEMs are increasingly outsourcing these ICs to semiconductor firms with specialized expertise. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the next generation systems. These OEMs require IC vendors that possess both circuit design and system-level expertise and can quickly bring to market reliable, high-performance, power-efficient ICs.

Strategy

   Our objective is to be the leading supplier of high-performance IC and module solutions for the global communications market. In order to attain this goal, our corporate strategy encompasses the following elements:

  Target Growing Markets

   We target emerging high-growth areas in the communications infrastructure such as products delivering services based on SONET/SDH, ATM, IP, MPLS, Fibre Channel and Gigabit Ethernet, which typically require ICs that are capable of high-bandwidth data transmission. We strive to provide solutions that adhere to the major networking protocols and perform common networking functions required by the most widely deployed communications equipment.

  Provide Complete Solutions

   In order to be a leader in our market segment, we must not only address the current needs of our customers, but we also need to be aware of how these requirements are evolving. Over the past few years we recognized a trend among our customers to rely on standard products for a majority of their semiconductor needs, which they could purchase from component suppliers. Accordingly, our objective is to evolve from being solely the supplier of the highest speed physical layer ICs to being the supplier of all the critical high-performance components in our customers' systems. These components range from the analog electronics used in the conversion between optical and electrical signals, our legacy physical layer products, as well as framers, network processors, and switch fabrics. Through our acquisition of Versatile Optical Networks, Inc. ("Versatile"), we have extended our reach into optical modules and switches. We believe that the complete solution strategy results in better interoperability and provides our customers with cost-effective and faster time-to-market solutions. It also enables us to build defensible barriers against competitors which only offer a partial or single circuit solution. Additionally, we continually strive to integrate multiple functions on a single chip, thereby reducing device cost and improving performance.

  Develop "Technology Transparent" Products

   The broad range of products that comprises the "complete solution" strategy requires a variety of semiconductor process technologies. We endeavor to offer solutions to our customers using the most appropriate process technology for the particular application. While most functions can be implemented in state-of-the-art complementary metal-oxide-silicon ("CMOS") technology available through relationships with commercial foundries, the very highest speed functions, particularly at 10 Gb/s and 40 Gb/s, still require proprietary technologies such as Gallium Arsenide ("GaAs") and Indium Phosphide ("InP"), which we possess internally.

  Establish Close Relationships with Customers' Engineering Management

   One of the key elements of our strategy is to work closely with our customers' systems design teams. We believe that these relationships enable us to better understand the customers' needs and win designs for existing and new systems.

  Pursue Strategic Acquisitions

   Another aspect of our strategy is to enhance or fill gaps in our products and technologies through the acquisition of complementary businesses. The following table summarizes the companies and technologies acquired during the three years ended September 30, 2001:

       Acquired Company         Date Acquired       Technology Acquired
       ----------------         -------------       -------------------

Vermont Scientific Technologies
                                November 1998
                                              SONET cores

Serano Systems
                                January 1999
                                              Enclosure management

XaQti
                                July 1999
                                              Network processors/Media Access
                                                Controllers ("MACs")

Orologic
                                March 2000
                                              Traffic management

SiTera
                                May 2000
                                              Network processors

Exbit Technology
                                June 2001
                                              Ethernet switching

Versatile
                                July 2001
                                              Optical modules/switches

Products and Customers

   In order to meet our objective of being a provider of complete solutions to the high-performance communications equipment market, we offer several products that perform a variety of functions. The following functional block diagram shows the flow of data through a typical optical communications system.

                                  [FLOW CHART]

                                  Line Chart


  Physical Media Devices (Optoelectronics)

   The physical media device ("PMD") serves as the actual physical connection to the fiber optic cable and is responsible for converting the incoming optical signal into an electric signal. Similarly, for data flowing in the opposite direction, the PMD converts electric signals into optical signals. Some of the PMDs that we offer are laser drivers, transimpedance amplifiers and post amplifiers operating at speeds ranging from 1.25 Gb/s to 10.7 Gb/s. In fiscal 2001, we introduced several new optoelectronics products including the VSC7939, a laser driver, the VSC7959, a limiting amplifier and the VSC7969, an integrated transimpedance amplifier and limiting amplifier, all operating at the 3.125 Gb/s data rate.

  Physical Layer Devices

   The physical layer ("PHY") devices perform various functions, such as converting high-speed analog signals from the PMD to digital signals, clock and data regeneration ("CDR") and multiplexing/demultiplexing ("MUX/DMUX"). The CDR cleans and re-times the signal to synchronize it with the overall system clock, while the MUX/DMUX converts low-speed parallel data into higher speed serial data and vice versa. We offer a broad line of PHY products for the SONET, DWDM, ATM, IP, Fibre Channel and Gigabit Ethernet markets at the 622Mb/s, 1.0 Gb/s,
1.25 Gb/s, 2.5Gb/s and 10 Gb/s data rates. In fiscal 2001, we introduced several new PHY devices such as the VSC8184 and VSC8185, a MUX/DEMUX chipset that operates between 11.5 Gb/s and 12.5 Gb/s, supporting high gain Forward Error Correction ("FEC") operations.

  Optical Modules and Switches

   Over the past few years, there has been a trend toward integrating optical components such as lasers and detectors with PMDs and PHY components on to a single module. This opto-electonic integration provides OEMs with a compact, power-efficient and lower cost solution that they can obtain from a single vendor. Optical transponder modules streamline the supply chain further and improve time to market for OEMs. These "super components" interface with the fiber on one end and with the parallel data to and from the rest of the system at the other end, thus relieving the OEM from the engineering task of dealing with the opto-electrical interfaces as well as difficult to handle ultra high speed serial signals. During fiscal 2001, we expanded our reach into the optical part of communication systems through the acquisition of Versatile. We believe that since OEMs have begun to view the module as a component, the addition of these sub-systems to our product portfolio gives us a significant competitive edge over other semiconductor suppliers. Our products in this area include a 10 Gb/s optical transponder module and an 8x8 all optical switch utilizing proprietary opto-mechanical technology. Our products offer several advantages over competing products, including smaller size, the ability to transmit data over longer distances and extremely low insertion loss. To date, we have shipped only small quantities of optical modules and optical switches. Our ability to ship these products in larger volumes in the future will be subject to several factors including customer acceptance of these products, the timing of customer order patterns and our ability to manufacture the products in production volumes at acceptable yields.

  Framing, Mapping & Other Overhead Processing Functions

   Framers are devices that take incoming data traffic from the PHY or optical module and strip (or add) the framing information used for transporting data. Mappers convert data from one protocol to another. Some of the other critical functions within this block are FEC, Performance Monitoring and Pointer Processing. We offer a complete line of these products, principally for the SONET market as well MACs for the Gigabit Ethernet market. In fiscal 2001, we introduced several new products in this area including the VSC9186, a 10 Gb/s SONET/SDH Pointer Processor and the VSC9273, a 10 Gb/s bi-directional, high-gain code FEC device.

  Network Processors

   A network processor is a software-programmable microprocessor that is optimized for networking and communications functions such as classification, filtering, policing, grooming, forwarding and routing. In recent years, OEMs have been increasingly outsourcing this function to semiconductor vendors such as Vitesse since an off-the-shelf product presents a faster time-to-market alternative to designing a custom application specific integrated circuit ("ASIC"). Vitesse offers the IQ2000 and the IQ2200 family of network processors that is designed to deliver programmable high-performance deep-packet processing solutions at speeds up to 2.5 Gb/s. Additionally, processors targeted at 10 Gb/s wire rates are in development.

  Traffic Management

   Traffic management ICs reside on a line card between the network processor and the switch fabric and perform the policing, queuing and buffering functions. We offer the PaceMaker line of traffic management products that is targeted at packet processing solutions within multi-service and ATM core switches, digital cross connects and high-speed routers. These products deal with the policing, management, provisioning and switching of layer 2, 3 and 4 data packets at speeds of 2.5 Gb/s and beyond.

  Switch Fabrics

   The switch fabric is responsible for receiving data from a line card and routing it to the proper destination. As in the case of the network processor, this is a function that is primarily served by internally developed and manufactured ASIC solutions today. However, OEMs have increasingly begun to outsource the fabric to semiconductor suppliers. Our most current switch fabric solution is GigaStream, which integrates advanced queuing and scheduling, a serial crossbar and multiple channels of high-speed serial link technology in a two-component fabric chip set. GigaStream's flexible architecture allows systems designers to scale system bandwidth up to 80 Gb/s. This chip set is ideally suited for access, edge and metro area routers and multiservice switches at data rates up to 2.5 Gb/s. In fiscal 2001, we announced the TeraStream switch fabric, a two component chipset that supports 2.5 Gb/s and 10 Gb/s port speeds with a maximum aggregate user bandwidth of 160 Gb/s.

   Vitesse also supplies a family of crosspoint switches for use in SONET and WDM equipment within the core of the network. These crosspoint switches are available in a broad range of sizes from 2x2 to 144x144 matrices. In fiscal 2001, we introduced the VSC3140, a 144x144 asynchronous crosspoint switch designed to carry data at rates up to 3.6 Gb/s.

Process Technology

   An increasing percentage of our products makes use of state-of-the-art CMOS technology which is readily available through commercial foundries. In the internal manufacturing of our products, we principally use GaAs as the subtrate. GaAs has inherent physical properties which allow electrons to move several times faster than within silicon. This higher electron mobility gives us the flexibility to manufacture ICs that operate at much higher speeds than silicon devices or to operate at the same speeds with reduced power consumption. We employ a proprietary H-GaAs process technology based on a refractory metal self-aligned gate ("SAG") process. SAG technology is universally used in the manufacture of complex silicon ICs. The process structure and logic implementation of our GaAs ICs are similar to the traditional silicon MOS process.

   In fiscal 2001 we introduced a new InP process in our Camarillo wafer fab targeted at high-speed applications at 40Gb/s and higher. This process is based on a vertical NPN bipolar transistor and offers up to three layers of aluminum interconnect. Indium Phosphide based products also enable optical integration in the form of on-chip photodetectors, thereby reducing the number of components required in an optical receiver. We believe that this InP process offers customers performance that is not available in silicon germanium ("SiGe"), CMOS or any other commercially available processes.

Manufacturing

  Wafer Fabrication

   We fabricate all of our GaAs and InP wafers at our two wafer fabrication facilities in Camarillo, California, and Colorado Springs, Colorado. The Camarillo plant has a 6,000 square foot clean room with a rating of Class 10, (meaning there are fewer than ten particles larger than 0.5 micron per cubic foot of air) while the Colorado Springs plant has a 10,000 square foot Class 1 clean room. We use wafer fabrication equipment that is generally used in a typical sub-micron silicon MOS fab. Our process technology is generally similar to that used in advanced sub-micron silicon process technologies, with certain modifications necessary to accommodate GaAs and InP material properties.

   We outsource the manufacture of all silicon-based products that are designed on CMOS and SiGe processes to outside foundries such as IBM, LSI Logic, Taiwan Semiconductor Manufacturing Corporation and United Microelectronics Corporation.

   We are currently putting in place a manufacturing operation for our optical modules and switches in a new facility in San Jose. When fully implemented, this operation will include commercially available equipment such as wire bonders, die attach machines and opto-mechanical equipment for the precision alignment of lasers and detectors to optical fibers. In order to maximize production yield and minimize production costs, our manufacturing process will include extensive quality assurance systems and performance testing.

  IC Assembly and Test

   We outsource our IC packaging to multiple assembly subcontractors in the United States and Asia. Following assembly, the packaged parts are returned to us for final testing prior to shipment to customers. For final test we utilize advanced automated VLSI testers as well as high-performance bench test equipment.

  Components and Raw Materials

   We manufacture our products using a variety of components procured from third-party suppliers. All of our integrated circuits are packaged by third parties. Certain components, materials and services are available from only a limited number of sources. GaAs and InP substrates and other raw materials used in the production of our ICs are available from several suppliers. Although lead times are occasionally extended in the industry, we have not experienced any material difficulty in obtaining raw materials or assembly services.

Engineering, Research and Development

   The market for our products is characterized by continually evolving industry standards, rapid changes in process technologies and increasing levels of functional integration. We believe that our future success will depend largely on our ability to continue to improve our products and our process technologies, to develop new technologies and to adopt emerging industry standards.

  Product Research and Development

   Our product development efforts are focused on designing new products for the high-performance optical communications market based on understanding the evolving needs of our customers. We are expending considerable design effort to increase the speed and complexity and to reduce the power dissipation of our products and to create new, value added functionality. We have, and will continue to develop, cores and standard blocks that can be reused in multiple products, thereby reducing design cycle time and increasing first-time design correctness.

  Process Development

   Our process development is focused on developing new processes that enable increasing levels of performance of our communications products. We are also engaged in projects that are focused on process-related improvements to increase yields and improve the speed, complexity and power dissipation of our products.

   Our engineering, research and development expenses in fiscal 2001, 2000 and 1999, excluding the amortization of deferred stock-based compensation and purchased in-process research and development ("IPR&D"), were $137.2 million, $86.2 million and $57.3 million, respectively.

Competition

   The markets for our products are intensely competitive and subject to rapid technological advancement in design tools, wafer manufacturing techniques, process tools and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors. Our competitors include Applied Micro Circuit Corporation, Broadcom, Conexant Systems, IBM, Intel, Infineon and PMC Sierra. We also compete with the internal ASIC design units of systems companies such as Cisco and Nortel. Over the next few years, we expect additional competitors, some of which may also have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our broad range of products. These companies, individually or collectively, could represent future competition for many design wins and subsequent product sales.

   We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customers' products.

   Competition is particularly strong in the market for optical networking chips, in part due to the market's growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. These companies, individually and collectively, represent strong competition for many design wins, and subsequent product sales. Larger competitors in our market have acquired both publicly traded and privately held companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that Vitesse might have otherwise won.

Sales and Customer Support

   We sell our products principally through direct sales to system manufacturers by our sales force. Because of the large engineering support required in connection with the sale of high-performance ICs, we provide our customers with field engineering support as well as engineering support from our headquarters. Our sales cycle is typically lengthy and requires the continued participation of salespersons, field engineers, engineers based at our headquarters and senior management.

   We augment this direct sales approach with domestic and foreign distributors that work under the direction of our sales force and service smaller accounts purchasing application specific standard products.

   Our sales headquarters is located in Camarillo, California. We have ten additional sales and field application support offices in the United States, two in Canada, two in China, four in Europe including France, Germany, Italy and the United Kingdom and one in Japan.

   We generally warrant our products against defects in materials and workmanship for a period of one year.

Licenses and Patents

   We have been awarded 31 U.S. patents for various aspects of design and process innovations used in the design and manufacture of our products. We have three patent applications pending in several countries in Europe and are preparing to file several more patent applications. We believe that patents are of less significance in our industry than such factors as technical expertise, innovative skills and the abilities of our personnel.

   As is typical in the semiconductor industry, we have, from time to time, received, and may receive in the future, letters from third parties asserting patent rights, maskwork rights or copyrights on certain of our products and processes. None of the claims to date has resulted in the commencement of any litigation against us nor have we to date believed it is necessary to license any of the patent rights referred to in such letters.

Backlog

   Vitesse's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and we, therefore, do not believe that backlog is a good indicator of future revenue.

Environmental Matters

   We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines on us, the suspension of production or a cessation of operations. In addition, such regulations could restrict our ability to operate or expand any of our manufacturing facilities or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges.

Employees

   As of September 30, 2001, we had 1,295 employees, including 717 in engineering, research and development, 139 in marketing and sales, 385 in operations and 54 in finance and administration. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe our employee relations are good.

Risk Factors

  We Have Experienced Declining Revenues on a Quarterly Basis Since the Quarter Ended December 31, 2000, and We Expect That Our Operating Results Will Fluctuate in The Future Due to Reduced Demand in Our Markets

   Our revenues and earnings per share (excluding acquisition related and non-recurring charges) in fiscal 2001 have declined on a quarter over quarter basis since December 31, 2000. Further, in the quarter ended June 30, 2001, our operating results were materially adversely affected by an inventory write-down, restructuring charges and impairment charges. If we are required to take additional charges such as these in the future, the adverse effect on our operating results may again be material. Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. In particular, we expect our revenues to be lower and loss per share to be greater for fiscal 2002. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

  . Changes in manufacturing capacity, the utilization of this capacity and manufacturing yields

  .  Variations in product and process development costs

  .  Changes in inventory levels; and

  .  Expenses or operational disruptions resulting from acquisitions

   In fiscal 2001, we implemented cost reductions, including a reduction in work force of approximately 165 employees in the quarter ended June 30, 2001, to bring our expenses into line with our reduced revenue expectations. However, we cannot be sure that these measures will be sufficient to offset lower revenues, and if they are not, our results will be adversely affected. In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

  The Market Price for Our Common Stock Has Been Volatile and Future Volatility Could Cause the Value of Your Investment in Our Company to Decline.

   Our stock price has experienced significant volatility recently. In particular, our stock price declined significantly in the context of announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the technology sector, particularly the optical networking equipment sector. Given these general economic conditions and the reduced demands for our products that we have experienced recently, we expect that our stock price will continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

  . Additional changes in financial analysts' estimates of our revenues and earnings (losses)

  .  Our failure to meet financial analysts' performance expectations and

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

   In the past, securities class action litigation has often been instituted against companies following periods of volatility and decline in the market price of such companies' securities. If instituted against us, regardless of the outcome, such litigation could result in substantial costs and diversion of our management's attention and resources and have a material adverse effect on our business, financial condition and results of operations. We could be required to pay substantial damages, including punitive damages, if we were to lose such a lawsuit.

  If We are Unable to Develop and Introduce New Products Successfully and in a Cost-Effective and Timely Manner or to Achieve Market Acceptance of Our New Products, Our Operating Results would be Adversely Affected.

   Our future success will depend on our ability to develop new high-performance integrated circuits for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new ICs is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

  .  Accurately predict market requirements and evolving industry standards

  .  Accurately define new products

  .  Timely complete and introduce new products

  . Timely qualify and obtain industry interoperability certification of our products and our customers' products into which our products will be incorporated

  .  Achieve acceptable manufacturing yields, and

  .  Gain market acceptance of our products and our customers' products.

   If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, our business, financial condition and results of operations would be materially and adversely affected.

  We are Dependent on a Small Number of Customers in a Few Industries

   We intend to continue focusing our sales effort on a small number of customers in the communications markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the year ended September 30, 2001, no single customer accounted for greater than 10% of total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

  We Depend on the Successful Operation of our Production Facilities

   During 1998, we started producing high-performance integrated circuits at our new six-inch wafer fabrication factory in Colorado Springs, Colorado. We are faced with several risks in the successful operation of this facility as well as in our overall production operations. We had only produced finished four-inch wafers until 1998, and therefore, we have limited experience with the equipment and processes involved in producing finished six-inch wafers. Further, some of our products have been qualified for manufacture at only one of the two facilities. Consequently, our failure to successfully operate either facility could severely damage our financial results.

   The successful operation of our Camarillo, California production facility is also jeopardized by the recent and continuing energy shortage facing the state of California. We have recently installed auxiliary generators at our Camarillo facility that are intended to allow us to complete any fabrication processes that may be underway if a rolling blackout were to affect this facility, but we have not had occasion to operate these generators under actual blackout conditions. If we fail to promptly engage these generators or the generators do not operate as expected in an actual blackout, our production activity may be disrupted and our results may be materially and adversely affected.

  There Are Risks Associated with Recent and Future Acquisitions

   Since the beginning of fiscal 2000, we made four significant acquisitions. In March 2000, we completed the acquisition of Orologic, Inc. ("Orologic") in exchange for approximately 4.5 million shares of our common stock. In May 2000, we completed the acquisition of SiTera Incorporated ("SiTera") for approximately 14.7 million shares of our common stock. In June 2001, we acquired Exbit Technology A/S ("Exbit") for up to approximately 2.7 million shares of our common stock and may be required to issue an additional 2.4 million shares upon the attainment of certain internal future performance goals. In July 2001, we completed the acquisition of Versatile for approximately 8.8 million shares of our common stock. Also since the beginning of fiscal 2000, we completed four smaller acquisitions for an aggregate of approximately $61.7 million consisting of approximately 0.8 million shares of common stock issued and subject to stock options assumed and approximately $44.6 million in cash. These acquisitions may result in the diversion of management's attention from the day-to-day operations of the Company's business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially and adversely affected.

   In addition, acquisitions we make could result in dilutive issuances of equity securities, substantial debt and amortization expenses related to intangible assets. In particular, in connection with our acquisition of Orologic, we were required to record an IPR&D charge of $45.6 million in the three months ended March 31, 2000. In addition, under the new Financial Accounting Standards Board ("FASB") proposals that became effective on us under early adoption, on October 1, 2001, certain intangible assets relating to acquired businesses, including goodwill, will be maintained on the balance sheet rather than being amortized. As of September 30, 2001, we have included an aggregate of $553.1 million of such assets on our balance sheet. These assets may eventually be written down to the extent they are deemed to be impaired and any such write downs would adversely affect our results. Our management frequently evaluates strategic opportunities available. In the future, we may pursue additional acquisitions of complementary products, technologies or businesses.

  Our Industry is Highly Competitive

   The markets for our products are intensely competitive and subject to rapid technological advancement in design tools, wafer manufacturing techniques, process tools and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors. Our competitors include Applied Micro Circuit Corporation, Broadcom, Conexant Systems, IBM, Intel, Infineon and PMC Sierra. We also compete with the internal ASIC design units of systems companies such as Cisco and Nortel. Over the next few years, we expect additional competitors, some of which may also have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our broad range of products. These companies, individually or collectively, could represent future competition for many design wins and subsequent product sales.

   We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customers' products.

   Competition is particularly strong in the market for optical networking chips, in part due to the market's growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. These companies, individually and collectively, represent strong competition for many design wins, and subsequent product sales. Larger competitors in our market have acquired both publicly traded and privately held companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that Vitesse might have otherwise won.

  There is Risk Associated with Doing Business in Foreign Countries

   In fiscal 2001 and fiscal 2000, international sales accounted for 23% and 24%, respectively, of our total revenues, and we expect international sales to constitute a substantial portion of our total revenues for the foreseeable future. International sales involve a variety of risks and uncertainties, including risks related to:

  .  Reliance on strategic alliance partners

  .  Compliance with foreign regulatory requirements

  .  Variability of foreign economic conditions

  .  Changing restrictions imposed by U.S. export laws and

  . Competition from U.S. based companies that have firmly established significant international operations.

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

  We Are Dependent on Key Suppliers

   We manufacture our products using a variety of components procured from third-party suppliers. All of our high-performance integrated circuits are packaged by third parties. Other components and materials used in our manufacturing process are available from only a limited number of sources. Further, we are increasingly relying on third-party semiconductor foundries for our supply of silicon-based products. Any difficulty in obtaining sole- or limited-sourced parts or services from third parties could affect our ability to meet scheduled product deliveries to customers. This in turn could have a material adverse effect on our customer relationships, business and financial results.

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

  Our Failure to Manage Growth of Operations May Adversely Affect Us

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

  Our Ability to Repurchase Our Debentures, If Required, with Cash, upon a Change of Control May Be Limited

   In certain circumstances involving a change of control or the termination of public trading of our common stock, holders of our 4% convertible subordinated debentures may require us to repurchase some or all of the debentures. We cannot assure that we will have sufficient financial resources at such time or will be able to arrange financing to pay the repurchase price of the debentures.

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

Item 2. Properties

   Our executive offices and principal research and development and fabrication facility is located in Camarillo, California, and is being leased under a noncancellable operating lease that expires in 2009. The total space occupied in this building is approximately 111,000 square feet. We have a second wafer fabrication facility in Colorado Springs, Colorado that is under a lease until in November 2001. This facility includes a 10,000 square foot clean room for wafer fabrication and a product development center. We have opted to renew the lease for this facility for an additional one year term. We lease an additional 62,000 square feet in Camarillo for product development and 22,000 square feet in Santa Clara, California for product development and sales offices. In March 2001, we purchased an additional facility, located in Camarillo, for product development. This building is approximately 52,000 square feet. In San Jose, California, we lease a 70,000 square foot facility for the manufacturing of our optical modules and switches. We also lease space for 14 other product development centers in California, Colorado, Denmark, Florida, Germany, Massachusetts, Minnesota, New Hampshire, North Carolina, Oregon, Texas, and Vermont, and 18 sales and field application support offices (10 in the United States, 1 in Canada, 4 in Europe, 2 in China and 1 in Japan).

Item 3. Legal Proceedings

   We are currently involved in several legal proceedings; however, we believe that resolution of these matters, if resolved against us, would not have a material and adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

  Executive Officers of the Registrant

   The executive officers of the Company are as follows:

     Name                Age                     Position
     ----                ---                     --------
Louis Tomasetta......... 52  President and Chief Executive Officer, Director
Ira Deyhimy............. 61  Vice President, Business Development
Christopher Gardner..... 41  Vice President and Chief Operating Officer
Eugene Hovanec.......... 49  Vice President, Finance & Chief Financial Officer
Yatin Mody.............. 38  Vice President, Controller
Richard Riker........... 46  Vice President, Sales and Marketing

   Louis Tomasetta, a co-founder of the Company, has been President, Chief Executive Officer and a Director since the Company's inception in February 1987. From 1984 to 1987, he served as President of the integrated circuits division of Vitesse Electronics Corporation. Prior to that he was the director of the Advanced Technology Implementation department at Rockwell International Corporation. Dr. Tomasetta has over 25 years experience in the management and development of GaAs based businesses, products, and technology. Dr Tomasetta received his B.S., M.S., and Ph.D. degrees in electrical engineering from the Massachusetts Institute of Technology.

   Ira Deyhimy, a co-founder of the Company, was Vice President of Product Development since the Company's inception in February 1987 and became Vice President, Business Development in fiscal 2001. From 1984 to 1987, he was Vice President, Engineering at Vitesse Electronics Corporation. Prior to that, Mr. Deyhimy was manager of Integrated Circuit Engineering at Rockwell International Corporation. Mr. Deyhimy has over 25 years experience in GaAs electronics. Mr. Deyhimy holds a B.S. degree in physics from the University of California at Los Angeles and a M.S. degree in physics from the California State University at Northridge.

   Christopher Gardner joined Vitesse in 1986, became Director of ASIC Products in 1992, became Vice President and General Manager of ATE Products in 1996, and was appointed Vice President and General Manager of the Telecom Division in 1999. Mr. Gardner was promoted to Vice President and Chief Operating Officer in November 2000. Prior to joining Vitesse, he was a member of the technical staff at AT&T Bell Laboratories, which later became part of Lucent Technologies. Mr. Gardner received his BSEE from Cornell University and his MSEE from the University of California at Berkeley.

   Eugene Hovanec joined the Company as Vice President, Finance and Chief Financial Officer in December 1993. From 1989 to 1993, Mr. Hovanec served as Vice President, Finance & Administration, and Chief Financial Officer at Digital Sound Corporation. Prior to that, from 1984 to 1989, he served as Vice President and Controller at Micropolis Corporation. Mr. Hovanec holds a Bachelor of Business Administration degree from Pace University, New York. Mr. Hovanec also serves as a director of Interlink Electronics, Inc.

   Yatin Mody joined the Company in March 1992 as Manager of Budgeting and Cost Accounting, became Controller in August 1993 and served in that role until November 1998 when he became Vice President and Controller. Prior to that, Mr. Mody was at Deloitte and Touche, most recently as a manager. Mr. Mody holds a Bachelor of Technology degree in electrical engineering from the Indian Institute of Technology, Madras and an M.B.A degree from the University of California at Los Angeles.

   Richard Riker joined Vitesse in June 2001 as Vice President, Sales and Marketing. He brings with him over 21 years of experience in the semiconductor industry and related fields. From 2000 to 2001, Mr. Riker was Vice President, Sales and Business Development at Stargen. From 1994 to 2000, Mr. Riker was Director of Sales at Intel and Vice President Worldwide Sales, Digital Semiconductors, a business unit of Digital Equipment Corporation. Mr. Riker holds a BSEE from California State University at Long Beach and an MBA from Pepperdine University.

                                    PART II

Item 5. Market for Company's Common Stock and Related Stockholder Matters

   Our common stock is traded in the Nasdaq National Market System under the symbol VTSS. Our common stock has been trading on the Nasdaq National Market since December 11, 1991. The table below presents the quarterly high and low closing prices on the Nasdaq National Market during the past two fiscal years, adjusted for stock splits.

              Fiscal Year Ended September 30, 2001  High    Low
              ------------------------------------ ------- ------
                         First Quarter............ $ 92.25 $43.13
                         Second Quarter...........   75.88  23.81
                         Third Quarter............   37.77  15.94
                         Fourth Quarter...........   22.20   7.03

              Fiscal Year Ended September 30, 2000
              ------------------------------------
                         First Quarter............ $ 82.38 $35.91
                         Second Quarter...........  106.13  43.00
                         Third Quarter............   92.69  41.44
                         Fourth Quarter...........   94.06  54.81

   As of September 30, 2001, there were approximately 2,164 shareholders of record. We have never paid cash dividends and presently intend to retain any future earnings for business development. Further, our bank line of credit agreement and lease agreements prohibit the payment of dividends without the banks' consent.

   On July 12, 2001, we issued approximately 8.8 million shares of common stock to the former shareholders of Versatile in exchange for all the outstanding common stock of Versatile and assumed stock options to purchase approximately
1.1 million shares of common stock. We issued the shares to the Versatile stockholders in reliance on Section 3(a)(10) of the Securities Act of 1933, as amended, after obtaining a permit to complete the acquisition from the Office of the California Secretary of State.

Item 6. Selected Financial Data

   The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with the audited consolidated financial statements, the notes thereto and the other financial data included therein.

                                                    As of and for the years ended September 30,
                                                 -------------------------------------------------
                                                    2001        2000      1999     1998     1997
                                                 ----------  ---------- -------- -------- --------
                                                      (in thousands except per share amounts)
Statement of operations data:
Revenues........................................ $  384,143  $  441,694 $281,669 $181,169 $109,335
Income (loss) from operations...................   (174,218)     60,802   79,454   46,992   25,349
Income (loss) before extraordinary gain.........   (130,842)     27,889   61,151   48,634   29,689
Net income (loss)...............................   (111,875)     27,889   61,151   48,634   29,689
Income (loss) from operations per share--basic..      (0.94)       0.35     0.48     0.31     0.18
Income (loss) from operations per share--
  diluted(1)....................................      (0.94)       0.32     0.45     0.28     0.16
Extraordinary gain per share--diluted...........       0.10          --       --       --       --
Net income (loss) per share--basic..............      (0.60)       0.16     0.37     0.32     0.21
Net income (loss) per share--diluted(1).........      (0.60)       0.15     0.34     0.29     0.19
Shares used in per-share calculation--basic.....    185,853     176,147  164,602  153,735  140,568
Shares used in per-share calculation--diluted(1)    185,853     189,828  178,312  166,847  155,203

Balance sheet data:
Cash and short-term investments................. $  219,785  $  699,556 $200,186 $176,773 $160,988
Working capital, net............................    225,255     806,571  295,463  295,463  181,172
Total assets....................................  1,932,782   1,901,066  543,069  543,069  300,737
Long-term debt, less current portion............    469,031     723,587    1,636      701    1,091
Total shareholder's equity......................  1,329,005   1,105,402  502,381  361,646  269,740

   Note 1: Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares, as their effect is antidilutive. The dilutive potential common shares which were antidilutive for fiscal 2001 totaled approximately 15.0 million shares.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of the financial condition and results of operations of Vitesse should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

   We are a leading supplier of high-performance integrated circuits ("ICs") principally targeted at systems manufacturers in the communications markets. Over the past few years, the proliferation of the Internet and the explosive growth in volume of data being sent over local and wide area networks has placed a tremendous strain on the networking infrastructure. The demand for increased bandwidth has resulted in a need for both faster and more expansive networks. Additionally, there has been a growing trend towards the outsourcing of IC design and manufacture by systems companies to suppliers such as Vitesse. These and other factors have led to an increasing demand for high-performance ICs. Our customers include leading communications equipment manufacturers such as Alcatel, Ciena, Cisco, Fujitsu, IBM, Lucent, Nortel, and Tellabs.

   We are also a supplier of ICs to other markets such as the automatic test equipment ("ATE") market. Over the past two years, revenues from this market have become less important as we have focused our business and operations on the communications market.

   In fiscal 2001, we completed acquisitions of Exbit in exchange for $70.3 million of our common stock and stock options issued, less deferred compensation of $1.3 million, Versatile in exchange for $152.5 million of our common stock and stock options issued, less deferred compensation of $14.6 million, and two other companies for an aggregate of approximately $22.6 million paid in common stock issued, stock options assumed and cash. All acquisitions in fiscal 2001 have been accounted for using the purchase method of accounting. In connection with the acquisitions in fiscal 2001, we recorded $78.7 million in deferred compensation on stock options and retention shares which will be amortized over the related vesting period. In fiscal 2000, we completed acquisitions of Orologic in exchange for $485.0 million of our common stock and stock options assumed, SiTera in exchange for $750.0 million of our common stock and two other companies for an aggregate of approximately $39.1 million in stock options assumed and cash. With the exception of SiTera, all acquisitions in fiscal 2000 were accounted for using the purchase method of accounting. In connection with the acquisitions in fiscal 2000, we also recorded $23.0 million in unearned compensation on stock options which are being amortized over the related vesting period. While we frequently evaluate potential acquisitions of business, products or technologies that we believe will contribute to our strategy, we do not currently have any binding commitments with respect to any material acquisitions.

   In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." We have opted to early adopt the provisions of this statement. As a result, $553.1 million of goodwill and other intangible assets, principally workforce, in the Consolidated Financial Statements, as of September 30, 2001, will no longer be amortized, but instead tested for impairment on an annual basis in accordance with the provisions of Statement 142.

Results of Operations

   The following table sets forth statements of operations data expressed as a percentage of total revenues for the fiscal years indicated:

                                                  Year ended September 30,
                                                  -----------------------
                                                   2001        2000  1999
                                                   -----      ----   ----
Revenues.........................................    100%      100%   100%
                                                   -----      ----   ----
Costs and expenses:
   Cost of revenues..............................   52.5      34.1   37.2
   Engineering, research and development.........   40.6      21.2   20.4
   Selling, general, and administrative..........   22.6      11.6   13.8
   Restructuring charge..........................    6.9        --     --
   In-process research and development...........     --      10.3     --
   Amortization of goodwill and intangibles......   22.8       9.0    0.4
                                                   -----      ----   ----
       Total costs and expenses..................  145.4      86.2   71.8
                                                   -----      ----   ----

Income (loss) from operations....................  (45.4)     13.8   28.2
Other income, net................................    4.0       4.7    3.9
                                                   -----      ----   ----
Income (loss) before income taxes................  (41.4)     18.5   32.1
Income tax expense (benefit).....................   (7.3)     12.2   10.4
                                                   -----      ----   ----
Income (loss) before extraordinary gain..........  (34.1)      6.3   21.7
Extraordinary gain on extinguishment of debt.....    4.9        --     --
                                                   -----      ----   ----
Net income (loss)................................  (29.2)%     6.3%  21.7%
                                                   =====      ====   ====

Year Ended September 30, 2001, as Compared to Year Ended September 30, 2000

Revenues

   Revenues in fiscal 2001 were $384.1 million, a 13% decrease from the $441.7 million recorded in fiscal 2000. The decrease in total revenues was a result of continued adverse market conditions and the reduction in demand from our communications and data storage customers. Due to continuing adverse general market conditions and weakening demand for our products, we currently expect that our revenues in fiscal 2002 will be less than our revenues in fiscal 2001.

Cost of Revenues

   Cost of revenues as a percentage of total revenues in fiscal 2001 was 52.5% compared to 34.1% in fiscal 2000. The increase in cost of revenues as a percentage of total revenues resulted primarily from the write-off of excess and obsolete inventory, lower quarterly revenues on a base of relatively fixed manufacturing costs and the introduction of new products which generally have lower yields when first released. In the third quarter of fiscal 2001, we wrote-off $50.6 million of excess and obsolete inventories (of this amount, $41.1 million had been charged in the quarter ended June 30, 2001). The continued industry wide reduction in capital spending and the resulting decrease in demand for our products, prompted the review of current inventory levels versus our current sales forecast. Excluding the inventory charge, cost of revenues in fiscal 2001 was $151.1 million, or 39.3% of revenues. The increase was slightly offset by improved manufacturing yields for mature products during fiscal 2001. We anticipate that the costs of revenues as a percentage of total revenues will continue to be adversely affected in the near term as a result of estimated lower quarterly revenues.

Engineering, Research and Development

   Engineering, research and development expenses were $155.8 million in fiscal 2001 compared to $93.9 million in fiscal 2000, excluding purchased IPR&D. The increases year over year were principally due to increased headcount from recent acquisitions which resulted in the addition of approximately 240 people, amortization of deferred stock compensation and higher costs associated with compensation, to support our continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development expenses were 40.6% in fiscal 2001 and 21.2% in fiscal 2000. We expect these costs to increase in absolute dollars and as a percentage of revenues in fiscal 2002, as a result of continued efforts to develop new products and due to the anticipated decline in revenues as described earlier. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative

   Selling, general and administrative expenses ("SG&A") were $86.7 million in fiscal 2001 compared to $51.1 million in fiscal 2000. The increase in SG&A expenses in absolute dollars was due to the $14.1 million amortization charge recorded as a result of the residual guarantee provision of our operating lease agreement. The increase in SG&A expenses is also attributable to the increased headcount resulting from recent acquisitions and expansion of our worldwide sales and marketing organizations. As a percentage of total revenues, SG&A expenses were 22.6% in fiscal 2001, compared to 11.6% in fiscal 2000. Exclusive of non-recurring charges, we expect these costs to decrease in absolute dollars in fiscal 2002.

Restructuring Costs

   In the third quarter of fiscal 2001, we announced a restructuring plan as a result of the decreased demand for our products and to align our cost structure with the current business environment. This restructuring plan included a reduction of our workforce by 12% and consolidation of excess facilities, which resulted in impairment of goodwill and intangible assets. As a result of implementing the restructuring plan, we incurred a charge of $26.6 million in fiscal 2001.

   Included in the restructuring charge were workforce reduction costs of $2.0 million, primarily related to severance and fringe benefits. The termination of these 165 employees was completed in the quarter ended June 30, 2001, primarily within our manufacturing and research and development operations. The consolidation of excess facilities resulted in a charge of $1.7 million, which represents lease terminations, non-cancelable lease costs and write-off of leasehold improvements and equipment and will be paid over the respective lease terms through October 2003.

   We also restructured certain of our operations and realigned resources to focus on high-growth markets and revenue opportunities. As a result, we recorded a charge related to the impairment of goodwill and intangible assets in connection with the acquisitions of Vermont Scientific Technologies, Inc. ("VTEK") and Kalman Saffran Associates, Inc. ("KSA") of $22.9 million. This charge was measured as the amount by which the carrying amount exceeded the present value of operating cash flows expected to be generated by these assets.

   In the first quarter of fiscal 2002, we implemented another restructuring plan as a result of the continued downturn in our industry. The restructuring plan included a reduction of our workforce by 10% or 130 employees and the consolidation of excess facilities. We have not estimated the total restructuring charge at this time, but the restructuring charge will include severance and fringe benefit costs, office closure costs and charges for asset impairment which will be recorded in the first quarter of fiscal 2002. We are continuing to evaluate opportunities to bring our cost-structure in line with our estimated results, which may result in additional future charges.

Amortization of Goodwill and Intangible Assets

   Amortization of goodwill and other identifiable intangible assets was $87.6 million in fiscal 2001, compared with $39.5 million in fiscal 2000. Amortization of goodwill and identifiable intangible assets primarily relates to the purchase of Orologic and other acquisitions completed in fiscal 2000 and 2001.

   In July 2001, the FASB issued Statement 142 regarding the accounting for goodwill and intangible assets discussed below under Impact of Recent Accounting Pronouncements. As a result, an aggregate of $553.1 million of intangible assets, including goodwill, will be maintained on the balance sheet rather than amortized, although this balance may eventually be written down to the extent it is deemed to be impaired (see Note 2 to the Consolidated Financial Statements).

Other Income, Net

   Other income consists of interest income, interest expense and other expenses. Interest income increased to $48.7 million in fiscal 2001 compared to $39.4 million in fiscal 2000. The year over year increase in interest income was due to higher average cash, short-term investments, long-term investments and long-term deposit balances resulting from proceeds received from the convertible debenture offering in March 2000. However, in the last six months of fiscal 2001, we experienced a decrease in interest income. This was due to lower cash, short-term and long-term investments held throughout the respective months, primarily as a result of the purchase of $182.9 million principal amount of our convertible subordinated debentures for $148.7 million, combined with lower interest rates paid on our cash balances (see Note 5 to the Consolidated Financial Statements).

   Interest expense was $31.7 million in fiscal 2001 compared to $18.5 million in fiscal 2000. The increase in interest expense relates to the convertible subordinated debentures that were outstanding during all of fiscal 2001 as compared to only six months of fiscal 2000. Increased interest expense also was due to the amortization of debt issuance costs. In the last two quarters of fiscal 2001, interest expense began decreasing as a result of the lower principal amount of the debentures outstanding during that respective period. In the first quarter of fiscal 2002, we entered into an interest rate swap agreement where we converted the fixed rate on debentures into a floating rate. As a result of this agreement, we expect to record lower interest expense in future periods to the extent the adjustable rate is lower than the fixed rate of our debentures and to the extent that we repurchase any additional debentures. However, to the extent the adjustable rate is higher than the fixed rate of our debentures, our interest expense would be higher.

   In fiscal 2001, we also recorded a charge of $1.1 million to write down an equity investment held by the Vitesse Venture Fund to the estimated fair market value. Further, in fiscal 2001, we recorded a loss on the sale of certain assets in the amount of $0.7 million.

Income Tax Expense (Benefit)

   Our effective income tax rate was (17.7%) in fiscal 2001 compared to 65.9% in fiscal 2000. Excluding the effects of nondeductible goodwill amortization and other permanent book to tax differences, the effective income tax rate is approximately 33.0% for all fiscal years presented.

Extraordinary Gain on Extinguishment of Debt

   In the last two quarters of fiscal 2001, we purchased $182.9 million principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate of approximately $148.7 million. As a result, we recorded an extraordinary gain on early extinguishment of debt of $19.0 million, net of income taxes of $12.1 million and a proportion of unamortized debt issue costs of $3.1 million in fiscal 2001.

Year Ended September 30, 2000, as Compared to Year Ended September 30, 1999

Revenues

   Revenues in fiscal 2000 were $441.7 million, a 57% increase over the $281.7 million recorded in fiscal 1999. The increase in total revenues was due to a unit growth in shipments of existing products as well as the introduction of new products to customers in the communications markets.

Cost of Revenues

   Cost of revenues as a percentage of total revenues in fiscal 2000 was 34.1% compared to 37.2% in fiscal 1999. The decrease in cost of revenues as a percentage of total revenues resulted primarily from a reduction in per unit costs associated with increased utilization of our Colorado Springs wafer fabrication facility as well as improved manufacturing yields at both the Colorado Springs and Camarillo wafer fabrication facilities.

Engineering, Research and Development

   Engineering, research and development expenses were $93.9 million in fiscal 2000 compared to $57.3 million in fiscal 1999. The increase was principally due to amortization of unearned compensation, increased headcount, primarily from acquisitions, and higher costs to support our continuing efforts to develop new products. As a percentage of total revenues, engineering, research and development expenses were 21.2% in fiscal 2000 and 20.4% in fiscal 1999.

Selling, General and Administrative

   Selling, general and administrative expenses were $51.1 million in fiscal 2000 compared to $38.9 million in fiscal 1999. The increase was principally due to increased compensation and travel costs resulting from recent acquisitions, and increased legal and accounting fees. As a percentage of total revenues, selling, general and administrative expenses declined to 11.6% in fiscal 2000 from 13.8% in fiscal 1999.

In-Process Research and Development

   Purchased IPRD of $45.6 million for fiscal 2000 arose from the purchase of Orologic, completed in fiscal 2000 (see Note 2 to the Consolidated Financial Statements). Purchased IPRD was expensed upon acquisition because technological feasibility had not been established and no further alternative uses existed. The estimated fair value of these projects was determined by use of a discounted cash flow model. The value of the in-process technology was calculated by identifying research projects in areas where technological feasibility had not been established, estimating the resulting net cash flows from such products, discounting the net cash flow to present value and applying the reduced percentage completion of the projects thereto.

   The estimated net cash flows span a three-to-six year period. These net cash flows were discounted back to their present value using a factor that takes into account the risks surrounding the successful development of the purchased in-process technology. The discount rate used in calculating the present value of the IPRD was 20% and was based on the risk profile of the acquired assets.

   Key assumptions used in the analysis of the in-process projects primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time.

Amortization of Goodwill and Intangible Assets

   Amortization of goodwill and other identifiable intangible assets was $39.5 million in fiscal 2000, compared with $1.2 million in fiscal 1999. Amortization of goodwill and other identifiable intangible assets primarily relates to various purchase acquisitions (see Note 2 to the Consolidated Financial Statements).

Other Income, Net

   Other income consists of interest income, net of interest and other expenses. Interest income increased to $39.4 million for the year ended September 30, 2000, from $11.0 million in the prior year. Interest expense was $18.5 million for the year ended September 30, 2000, compared to a minor amount in the prior year. The increase in interest income was due to higher average cash, short-term investments, long-term investments and long-term deposit balances resulting from increased profitability and proceeds received from the convertible debenture offering (see Note 5 to the Consolidated Financial Statements). Increased interest expense related to the debentures and amortization of debt issue costs.

Income Tax Expense

   We recorded a provision for income taxes in the amount of $53.8 million in fiscal 2000 and $29.3 million in fiscal 1999. The actual effective tax rate for fiscal 2000 and 1999 was 66% and 32%, respectively. Excluding the effects of the Orologic acquisition, the fiscal 2000 effective income tax rate was 33%.

Liquidity and Capital Resources

Operating Activities

   We used $2.2 million of cash in operating activities in fiscal 2001, and generated $152.4 million and $79.3 million from operating activities in fiscal 2000 and 1999, respectively. The decrease in cash flow from operations was principally due to a decrease in profitability of $139.8 million from the prior year. The increase in cash from operations in fiscal 2000 and 1999 was principally due to an improvement in profitability, excluding the one time non-cash charge of $45.6 million relating to purchased IPRD in fiscal 2000.

Investing Activities

   We used $38.1 million, $719.3 million and $112.9 million in investing activities for the years ended September 30, 2001, 2000, and 1999, respectively. The cash used in investing activities in fiscal 2001 was primarily due to capital expenditures of $152.5 million and investments in restricted long term deposits of $12.2 million partially offset by the sale of investments of $139.4 million (see Note 10 to the Consolidated Financial Statements). In addition, we paid aggregate cash consideration of approximately $11.5 million in connection with the purchase of First Pass, Inc. ("First Pass") and ht-Mikroelektronik GmbH ("ht-Mikro") and additional payments in connection with the purchase of KSA in fiscal 2001.

   The increase in cash used in investing activities for fiscal 2000 was primarily due to the net investment of $586.9 million in held to maturities debt and equity securities, from the proceeds received from the convertible subordinated debentures offering. Capital expenditures, primarily for manufacturing and test equipment, were $90.0 million and $44.5 million in fiscal 2000 and 1999, respectively. As further discussed in Note 2 to the Consolidated Financial Statements, we also paid $34.0 million and $13.0 million in cash for the purchase of companies during fiscal 2000 and 1999, respectively.

Financing Activities

   In fiscal 2001, we used $123.9 million in financing activities. Financing activities in fiscal 2001 represent proceeds of $31.5 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans and proceeds of $4.8 million received from the limited partners of the Vitesse venture funds, offset by the purchase of $148.7 million carrying value of the convertible subordinated debentures and the repayments of debt obligations of $11.5 million.

   In fiscal 2000, we generated $734.0 million of cash from financing activities. We received $702.0 million from convertible subordinated debentures, net of issuance costs, $5.4 million of proceeds from term loans, $28.8 million of proceeds from the issuance of common stock pursuant to our stock option and stock purchase plans, $1.5 million from capital contributions by minority interest limited partners and $1.5 million from the elimination of duplicate period of pooled companies. This was partially offset by $5.1 million in repayments of debt obligations.

   In fiscal 1999, we generated $38.3 million of cash from financing activities consisting of $2.9 million of proceeds from term loans, $37.5 million of proceeds from the issuance and sale of common stock, and proceeds from the issuance of common stock pursuant to our stock option and stock purchase plans, and $0.8 million from the elimination of duplicate period of pooled companies. This was partially offset by $2.9 million in repayments of debt obligations.

   We believe that our cash and cash equivalents, short-term investments, cash flow from operations and revolving line of credit agreement are adequate to finance our planned growth and operating needs for the next 12 months.

Impact of Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. We adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in the first quarter of our fiscal year ended September 30, 2001. The adoption of this standard did not have a material effect on our consolidated financial statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101, as amended, summarizes certain SEC views of applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of fiscal 2001. The adoption of this standard did not have, nor do we expect it to have, a material effect on our consolidated financial statements.

   In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

   Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.

   We are required and plan to adopt the provisions of Statement No. 143 for the quarter ending December 31, 2002. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require us to gather market information and develop cash flow models. Additionally, we will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for us to estimate the impact of adopting this statement at the date of this report.

   In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

   We were required to adopt the provisions of Statement 141 in the fourth quarter of fiscal 2001 and Statement 142 effective October 1, 2002. Early adoption of Statement 142 is permitted for companies with fiscal years beginning after March 15, 2001. We have opted to early adopt the provisions of Statement 142 which, therefore, become effective as of October 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

   Statement 141 requires upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of earnings.

   We are in the process of determining the effects of the adoption of Statement 142 on our Consolidated Financial Statements. We have completed a preliminary analysis and have determined the allocation of goodwill and other intangible assets and have determined that we have one reporting unit. No analysis has been completed as to whether or not any impairment charges will be recognized upon adoption.

   In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

   We are required to adopt Statement 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending December 31, 2002. We do not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of Statement 144 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

   At September 30, 2001, our investment portfolio principally included marketable debt securities consisting of obligations of the U.S. government and its agencies, commercial paper rated A-1/P-1 and long-term deposits. The securities sometimes have remaining terms in excess of one year. Consequently, such securities are subject to interest rate risk. We classify these securities as held-to-maturity securities, which are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. The long-term deposits are restricted and have a fixed rate of return.

   At September 30, 2001, our long-term debt consisted of $467.3 million aggregate principal amount of convertible subordinated debentures with interest at a fixed rate of 4.00% per year maturing March 2005. Consequently, we do not have significant interest rate exposure on our long-term debt. However, the fair value of the convertible subordinated debentures are subject to significant fluctuation due to changes in interest rates and changes in the value of Vitesse common stock.

Item 8. Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
Independent Auditor's Report................................................................  28
Consolidated Financial Statements:
Consolidated Balance Sheets at September 30, 2001 and 2000..................................  29
Consolidated Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999.  30
Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2001, 2000
  and 1999..................................................................................  31
Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999.  32
Notes to Consolidated Financial Statements..................................................  33

                         INDEPENDENT AUDITOR'S REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
VITESSE SEMICONDUCTOR CORPORATION:

   We have audited the accompanying consolidated balance sheets of Vitesse Semiconductor Corporation and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2001. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Los Angeles, California
October 19, 2001

                          CONSOLIDATED BALANCE SHEETS

                          September 30, 2001 and 2000

                                                                                                      September 30,
                                                                                                 ----------------------
                                                                                                    2001        2000
                                                                                                 ----------  ----------
                                                                                                  (in thousands, except
                                                                                                       share data)
-                                                                                                ----------------------
                                           ASSETS
Current assets:
    Cash and cash equivalents................................................................... $   92,847  $  257,081
    Short-term investments......................................................................    126,938     442,475
    Accounts receivable, net of allowances of $19,559 and $10,125 in 2001 and 2000,
     respectively...............................................................................     53,730     113,172
    Inventories, net............................................................................     44,833      43,715
    Prepaid expenses and other current assets...................................................     12,447       6,969
    Deferred tax assets, net....................................................................     22,910      13,730
                                                                                                 ----------  ----------
       Total current assets.....................................................................    353,705     877,142
                                                                                                 ----------  ----------
    Long-term investments.......................................................................    454,849     278,758
    Property and equipment, net.................................................................    248,332     141,874
    Restricted long-term deposits...............................................................     87,987      75,804
    Goodwill, net...............................................................................    546,670     439,079
    Other intangible assets, net................................................................     48,453      13,816
    Deferred tax assets, net....................................................................    122,902      43,506
    Other assets................................................................................     69,884      31,087
                                                                                                 ----------  ----------
                                                                                                 $1,932,782  $1,901,066
                                                                                                 ==========  ==========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable............................................................................ $   21,463  $   21,813
    Accrued expenses and other current liabilities..............................................     24,153      36,224
    Income taxes payable........................................................................     12,172       8,307
    Current portion of long-term debt...........................................................        897       4,227
    Current portion of convertible subordinated debt............................................     69,765          --
                                                                                                 ----------  ----------
       Total current liabilities................................................................    128,450      70,571
                                                                                                 ----------  ----------

Long-term debt..................................................................................      1,703       3,587
Convertible subordinated debt...................................................................    467,328     720,000
Minority interest...............................................................................      6,296       1,506

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 10,000,000 shares; none issued or outstanding...         --          --
    Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding
     197,440,321 and 180,049,153 shares at September 30, 2001 and 2000, respectively............      1,974       1,801
    Additional paid-in-capital..................................................................  1,396,466     998,537
    Unearned compensation.......................................................................    (81,582)    (18,958)
    Retained earnings...........................................................................     12,147     124,022
                                                                                                 ----------  ----------
       Total shareholders' equity...............................................................  1,329,005   1,105,402
                                                                                                 ----------  ----------
                                                                                                 $1,932,782  $1,901,066
                                                                                                 ==========  ==========

         See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years ended September 30,
                                                                       ---------------------------------------
                                                                           2001           2000        1999
                                                                         ---------      --------    --------
                                                                       (in thousands except per share amounts)
Revenues.............................................................. $ 384,143       $441,694    $281,669
Costs and expenses:
   Cost of revenue....................................................   201,728        150,803     104,815
   Engineering, research and development..............................   155,786         93,853      57,323
   Selling, general and administrative................................    86,665         51,087      38,867
   Restructuring costs................................................    26,612             --          --
   Purchased in-process research and development......................        --         45,614          --
   Amortization of goodwill and intangible assets.....................    87,570         39,535       1,210
                                                                         ---------      --------    --------
       Total costs and expenses.......................................   558,361        380,892     202,215
                                                                         ---------      --------    --------
Income (loss) from operations.........................................  (174,218)        60,802      79,454
                                                                         ---------      --------    --------
Interest income.......................................................    48,651         39,422      10,989
Interest expense......................................................   (31,696)       (18,546)         --
Other expense.........................................................    (1,799)            --          --
                                                                         ---------      --------    --------
       Other income, net..............................................    15,156         20,876      10,989
                                                                         ---------      --------    --------
Income (loss) before income taxes and extraordinary item..............  (159,062)        81,678      90,443
Income tax expense (benefit)..........................................   (28,220)        53,789      29,292
Income (loss) before extraordinary gain...............................  (130,842)        27,889      61,151
Extraordinary gain on early extinguishment of debt, net of $12,075 tax
  expense.............................................................    18,967             --          --
                                                                         ---------      --------    --------
Net income (loss)..................................................... $(111,875)      $ 27,889    $ 61,151
                                                                         =========      ========    ========
Income (loss) from operations per share:
   Basic.............................................................. $   (0.94)      $   0.35    $   0.48
                                                                         ---------      --------    --------
   Diluted............................................................ $   (0.94)      $   0.32    $   0.45
                                                                         ---------      --------    --------
Basic and diluted extraordinary gain per share........................ $    0.10       $     --    $     --
                                                                         ---------      --------    --------
Net income (loss) per share:
   Basic.............................................................. $   (0.60)      $   0.16    $   0.37
                                                                         ---------      --------    --------
   Diluted............................................................ $   (0.60)      $   0.15    $   0.34
                                                                         ---------      --------    --------
Shares used in per share computations:
   Basic..............................................................   185,853        176,147     164,602
   Diluted............................................................   185,853        189,828     178,312


         See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years ended September 30, 2001, 2000 and 1999



                                              Common Stock      Treasury Stock  Additional                              Total
                                          -------------------  ---------------   Paid-in      Unearned   Retained   Shareholders'
                                            Shares     Amount   Shares   Amount  Capital    Compensation Earnings      Equity
                                          -----------  ------  --------  ------ ----------  ------------ ---------  -------------
                                                                     (in thousands, except share data)
Balance, September 30, 1998.............. 160,062,011  $1,600  (164,642) $ (93) $  327,455    $     --   $  32,684   $  361,646
Exercise of stock options................   5,954,416      60        --     --      19,820          --          --       19,880
Shares issued under Employee Stock
 Purchase Plan...........................     196,740       2        --     --       3,538          --          --        3,540
Issuance of common stock, net of
 expenses................................   4,724,520      47        --     --      13,998          --          --       14,045
Issuance of warrants in connection with
 debt financing..........................          --      --        --     --          85          --          --           85
Tax benefit of disqualifying dispositions
 of options..............................          --      --        --     --      40,902          --          --       40,902
Stock options issued in purchase
 transaction.............................          --      --        --     --         300          --          --          300
Repurchase of unvested options...........          --      --  (590,203)    (7)          5          --          --           (2)
Elimination of duplicate period of pooled
 companies...............................          --      --        --     --          --          --         834          834
Net income...............................          --      --        --     --          --          --      61,151       61,151
                                          -----------  ------  --------  -----  ----------    --------   ---------   ----------
Balance, September 30, 1999.............. 170,937,687   1,709  (754,845)  (100)    406,103          --      94,669      502,381
Exercise of stock options................   4,902,393      49        --     --      22,439          --          --       22,488
Shares issued under Employee Stock
 Purchase Plan...........................     179,786       2        --     --       5,765          --          --        5,767
Stock issued in purchase transaction.....   4,546,883      45        --     --     422,497          --          --      422,542
Exercise of warrants issued in debt
 financing...............................     258,493       3        --     --         495          --          --          498
Retirement of treasury stock.............    (754,845)     (7)  754,845    100         (93)         --          --           --
Tax benefit of disqualifying dispositions
 of options..............................          --      --        --     --      66,183          --          --       66,183
Stock options issued in purchase
 transaction.............................          --      --        --     --      55,396      (3,250)         --       52,146
Unearned compensation on stock options
 granted to employees....................          --      --        --     --      19,752     (19,752)         --           --
Amortization of unearned compensation....          --      --        --     --          --       4,044          --        4,044
Reduction of shares in escrow............     (21,244)     --        --     --          --          --          --           --
Elimination of duplicate period of pooled
 companies...............................          --      --        --     --          --          --       1,464        1,464
Net income...............................          --      --        --     --          --          --      27,889       27,889
                                          -----------  ------  --------  -----  ----------    --------   ---------   ----------
Balance, September 30, 2000.............. 180,049,153   1,801        --     --     998,537     (18,958)    124,022    1,105,402
Exercise of stock options................   3,909,899      38        --     --      25,868          --          --       25,906
Shares issued under Employee Stock
 Purchase Plan...........................     167,598       2        --     --       5,574          --          --        5,576
Stock issued in purchase transactions and
 employee retention......................  13,313,671     133        --     --     268,650     (43,777)         --      225,006
Stock options issued in purchase
 transaction.............................          --      --        --     --      46,511     (37,371)         --        9,140
Tax benefit of disqualifying dispositions
 of options..............................          --      --        --     --      53,199          --          --       53,199
Amortization of unearned compensation....          --      --        --     --      (1,873)     18,524          --       16,651
Net loss.................................          --      --        --     --          --          --    (111,875)    (111,875)
                                          -----------  ------  --------  -----  ----------    --------   ---------   ----------
Balance, September 30, 2001.............. 197,440,321  $1,974        --  $  --  $1,396,466    $(81,582)  $  12,147   $1,329,005
                                          ===========  ======  ========  =====  ==========    ========   =========   ==========


         See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years ended September 30,
                                                                        -------------------------------
                                                                          2001       2000       1999
                                                                        ---------  ---------  ---------
                                                                                 (in thousands)
Cash flows from operating activities:
Net income (loss)...................................................... $(111,875) $  27,889  $  61,151
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
   Depreciation and amortization.......................................   136,881     71,385     24,564
   Impairment of goodwill and intangible assets........................    24,032         --         --
   Inventory write-off.................................................    50,600         --         --
   Amortization of debt issue costs and debt discount..................     2,864      2,307         48
   Amortization of deferred compensation...............................    16,651      4,044         --
   Purchased in-process research and development.......................        --     45,614         --
   Extraordinary gain on extinguishments of debt.......................   (18,967)
   Increase in equity associated with tax benefit from exercise of
    stock options......................................................    53,199     66,183     40,902
   Deferred tax assets, net............................................   (81,736)   (66,183)   (40,902)
Changes in assets and liabilities:
   (Increase) decrease in, net of effects of acquisitions:
     Accounts receivable, net..........................................    59,442    (43,924)   (28,611)
     Inventories, net..................................................   (51,718)   (16,784)    (9,723)
     Prepaid expenses and other current assets.........................    (4,712)    (1,224)    (2,408)
     Other assets......................................................   (41,285)      (735)      (169)
   Increase (decrease) in, net of effects of acquisitions:
     Accounts payable..................................................    (3,234)     5,342        632
     Accrued expenses and other current liabilities....................   (21,908)     5,442      4,521
     Accrued interest payable..........................................      (325)        --         --
     Income taxes payable..............................................   (10,110)    53,040     29,328
                                                                        ---------  ---------  ---------
        Net cash provided by (used in) operating activities............    (2,201)   152,396     79,333
                                                                        ---------  ---------  ---------
Cash flows from investing activities:
   Investments, net....................................................   139,446   (586,865)   (56,698)
   Capital expenditures................................................  (152,505)   (89,967)   (44,518)
   Restricted long-term deposits.......................................   (12,183)    (8,470)     1,370
   Payment for purchase of companies, net of cash acquired.............   (12,879)   (33,981)   (13,016)
                                                                        ---------  ---------  ---------
        Net cash used in investing activities..........................   (38,121)  (719,283)  (112,862)
                                                                        ---------  ---------  ---------
Cash flows from financing activities:
   Principal payments under long-term debt and capital leases..........   (11,485)    (5,053)    (2,883)
   Repurchase of convertible subordinated debt.........................  (148,699)        --         --
   Proceeds from term loans............................................        --      5,357      2,893
   Cash paid for debt issue cost.......................................        --    (18,000)        --
   Proceeds from issuance of long-term debt............................        --    720,000         --
   Capital contributions by minority interest limited partners.........     4,790      1,506         --
   Elimination of duplicate period of pooled companies.................        --      1,464        834
   Proceeds from issuance of common stock, net.........................    31,482     28,753     37,463
                                                                        ---------  ---------  ---------
        Net cash provided by (used in) financing activities............  (123,912)   734,027     38,307
                                                                        ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents................... $(164,234) $ 167,140  $   4,778
                                                                        ---------  ---------  ---------
Cash and cash equivalents at beginning of year.........................   257,081     89,941     85,163
Cash and cash equivalents at end of year............................... $  92,847  $ 257,081  $  89,941
                                                                        =========  =========  =========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest.......................................................... $  28,366  $  15,106  $      88
     Income taxes...................................................... $   9,054  $     780  $   1,786
Supplemental disclosures of non-cash transactions:
   Issuance of stock in purchase transactions.......................... $ 225,006  $ 422,542  $      --
   Issuance of stock options in purchase transactions.................. $   9,140  $  52,146  $     300
   Issuance of notes payable in purchase transaction................... $      --  $      --  $   2,725
   Issuance of warrants in connection with debt financing.............. $      --  $      --  $      85

          See accompanying notes to consolidated financial statements

                       VITESSE SEMICONDUCTOR CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

   Description of Business. Vitesse Semiconductor Corporation was incorporated under the laws of Delaware on February 3, 1987. Vitesse Semiconductor Corporation is a leader in the design, development, manufacturing and marketing of high-performance integrated circuits.

   Principles of Consolidation. The consolidated financial statements include the accounts of Vitesse Semiconductor Corporation and its wholly owned subsidiaries and its majority-controlled joint ventures (collectively, the "Company"). Minority interest represents the limited partners' proportionate share of the equity of Vitesse Venture Fund, L.P. and Vitesse Venture Fund II, L.P. The minority interest impact is reflected in minority interest in (income) loss of the joint venture and is the limited partners' share of the majority-controlled joint venture operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Revenue Recognition. Production revenue is recognized when products are shipped to customers, which is when title and risk of loss transfers to the customer. Revenue from development contracts is recognized upon attainment of specific milestones established under customer contracts. Revenue from products deliverable under development contracts, including design tools and prototype products, is recognized upon delivery. Costs related to development contracts are expensed as incurred. The Company accrues for sales returns and other allowances based on its experience.

   Cash Equivalents and Investments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with maturities over three months up to one year are considered short-term investments and investments with maturities over one year are considered long-term investments. Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-VP-1 and obligations of the U.S. government and its agencies. Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its securities included under investments as held-to-maturity securities, which are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. As of September 30, 2001 and 2000, carrying value was substantially the same as market value.

   Inventories. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred until the product is proven through testing and acceptance by the customer. Inventories are shown net of a valuation reserve of $8.6 million and $12.7 million at September 30, 2001 and 2000, respectively.

   Depreciation and Amortization. Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 3 to 5 years. Goodwill and other intangibles are carried at cost less accumulated amortization, which have been amortized on a straight-line basis over the economic useful lives, ranging from 2 to 7 years, of the respective assets as of September 30, 2001. With the early adoption of SFAS No. 142, goodwill and other intangible assets, principally workforce, as of October 1, 2001, will no longer be amortized, but instead tested for impairment on an annual basis in accordance with the provisions of SFAS No. 142.

   Income Taxes. The Company accounts for income taxes pursuant to the provisions of SFAS No. 109. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

                       VITESSE SEMICONDUCTOR CORPORATION

   Research and Development Costs. The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

   Computation of Net Income (Loss) Per Share. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of commons shares and excludes certain dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares consist of employee stock options and convertible subordinated debentures.

   The reconciliation of shares used to calculate basic and diluted income
(loss) per share consists of the following (in thousands):

                                                                      2001    2000    1999
                                                                     ------- ------- -------
Shares used in basic per share computations--weighted average shares outstanding....................................................... 185,853 176,147 164,602
Net effect of dilutive common share equivalents based on treasury
  stock method......................................................      --  13,681  13,710
                                                                     ------- ------- -------
Shares used in diluted per share computations....................... 185,853 189,828 178,312
                                                                     ======= ======= =======

   Common stock equivalents to purchase 14,989,190, 6,476,562, and 165,364 shares that were outstanding for fiscal years September 30, 2001, 2000 and 1999, respectively, were not included in the computation of diluted net income per share, as their effect would have been antidilutive. The antidilutive common stock equivalents for fiscal years September 30, 2001 consist primarily of employee stock options and the convertible subordinated debentures that are convertible into the Company's common stock at a conversion price of $112.19.

   Financial Instruments. The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's carrying value of cash equivalents, short-term investments, restricted long-term deposits, accounts receivable, long-term investments, accounts payable and term loans approximates fair value because the instrument has a short-term maturity or because the applicable interest rates are comparable to current investing or borrowing rates of those instruments.

   Long-lived Assets. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

   Accounting for Stock Options. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to stock options granted to non-employees is accounted for

                       VITESSE SEMICONDUCTOR CORPORATION
under SFAS No. 123, "Accounting for Stock-based Compensation," whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44. "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN 44 did not have a material affect on the Company's financial reporting.

   Use of Estimates. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   Reclassifications and Restatements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

   On September 15, 1999, the Company's Board of Directors announced a 2-for-1 stock split of common stock effected in the form of a stock dividend to shareholders of record as of September 30, 1999. Accordingly, historical share, per share, stock option amounts and share prices have been restated to reflect retroactively the stock split.

NOTE 2--BUSINESS COMBINATIONS

Purchase Accounting Business Combinations

   During the three years ended September 30, 2001, the Company completed a number of purchase acquisitions. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. The consideration for each transaction has been allocated using independent valuations based on the fair value of the tangible and intangible assets and liabilities acquired with the difference recorded as goodwill. Amounts allocated to identifiable intangible assets and goodwill have been amortized over their estimated useful lives through September 30, 2001. With the adoption of SFAS No.142, effective October 1, 2001, goodwill and other intangible assets, principally workforce, remaining as of September 30, 2001, will be assessed for impairment upon adoption and on an annual basis in accordance with the provisions of the statement.

   In July 2001, the Company acquired all of the equity interests of Versatile in exchange for approximately 8.8 million shares of common stock valued at $148.8 million and the assumption of stock options to purchase approximately
1.1 million shares of common stock valued at $18.3 million, less deferred compensation of $14.6 million. As a result, the Company recorded identifiable intangible assets of $25.3 million and goodwill of $126.7 million.

   In June 2001, the Company acquired all of the equity interests of Exbit in exchange for 2.7 million shares of common stock valued at $70.1 million, the assumption of stock options to purchase 80,000 shares of common stock valued at $1.5 million, less deferred compensation of $1.3 million, and a nominal cash consideration. The Company also recorded deferred compensation of $43.8 million for 1.7 million shares of the Company's common stock that will be released to the employees of Exbit monthly over a three-year period, on a proportional basis, based on their continued employment with the Company. The Company recorded identifiable intangible assets of $13.2 million and goodwill of $65.9 million.

                       VITESSE SEMICONDUCTOR CORPORATION

   In connection with the acquisition of Exbit, the Company issued into escrow
2.4 million shares of its common stock for release to former Exbit shareholders upon the attainment of certain future internal performance goals. Such additional consideration, if earned, will be allocated to goodwill and assessed for impairment on an annual basis in accordance with SFAS No.142.

   During the first and second quarters of fiscal 2001, the Company acquired all of the equity interests of First Pass and ht-Mikro, respectively, for an aggregate total of $22.6 million, paid in 0.8 million shares of common stock issued, stock options assumed, less deferred compensation of $19.0 million, and cash. In conjunction with these acquisitions, the Company recorded identifiable intangible assets of $5.9 million, and goodwill of $16.0 million.

   Pro forma results of operations, for the above-mentioned transactions, have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

   In fiscal 2000, the Company acquired all of the equity interests of Orologic in exchange for 4.5 million shares of common stock and assumption of stock options to purchase 0.5 million shares of common stock valued, in the aggregate, at approximately $485.0 million, which included direct acquisition costs of $14.4 million. In connection with the acquisition, the Company recorded an IPR&D charge of $45.6 million. The remaining purchase price was allocated to other identifiable intangible assets of $0.8 million and goodwill of $441.0 million.

   Purchased IPRD of $45.6 million was expensed upon acquisition because technological feasibility had not been established and no further alternative uses existed. The estimated fair value of these projects was determined by use of a discounted cash flow model. The value of the in-process technology was calculated by identifying research projects in areas where technological feasibility had not been established, estimating the resulting net cash flows from such products, discounting the net cash flow to present value and applying the reduced percentage completion of the projects thereto.

   The estimated net cash flows span a three-to-six year period. These net cash flows were discounted back to their present value using a factor that takes into account the risks surrounding the successful development of the purchased in-process technology. The discount rate used in calculating the present value of the IPRD was 20% and was based on the risk profile of the acquired assets.

   Key assumptions used in the analysis of the in-process projects primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.

                       VITESSE SEMICONDUCTOR CORPORATION

   Pro forma consolidated results of operations, which exclude the effects of the IPR&D charge but include additional amortization expense, for the years ended September 30, 2000 and 1999 are summarized below to reflect the acquisition of Orologic as if it had occurred on October 1, 1999 and 1998, respectively:

                                             Year ended
                                            September 30,
                                        --------------------
                                          2000       1999
                                        --------   --------
                                        (in thousands, excep
                                           per share data)
Revenues............................... $441,944   $282,019
Net loss...............................  (13,963)   (15,369)
Net loss per share--basic and diluted..    (0.08)     (0.09)

   In fiscal 2000, the Company also acquired certain assets and liabilities of KSA and certain assets of the WAN product line of Philips Semiconductors for an aggregate of $39.1 million, paid in stock options assumed and cash. In conjunction with these transactions, the Company recorded goodwill and other identifiable intangible assets of $27.6 and $8.8 million, respectively. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

   In fiscal 1999, the Company acquired all of the equity interests of VTEK for $13.0 million cash and approximately $2.7 million in notes payable. In conjunction with the transaction, the Company recorded goodwill and other identifiable intangible assets amounting to $9.9 million and $5.9 million, respectively. VTEK was not a significant acquisition, and therefore, pro forma data is not presented herein.

Pooling-of-Interests Business Combinations

   There were no transactions accounted for as a pooling of interests in fiscal 2001. In fiscal 2000, the Company merged with SiTera and 14.7 million shares of its common stock were issued and options were assumed for a fair value of approximately $750.0 million. The transaction was accounted for as a pooling of interests and the historical financial information for all periods presented prior to the combination was restated.

   In fiscal 1999, the Company issued 0.7 million shares of its common stock in exchange for all of the outstanding shares of Serano Systems Corporation ("Serano") and issued 1.9 million shares of its common stock in exchange for all of the outstanding shares of XaQti Corporation ("XaQti"). These acquisitions were accounted for as pooling-of-interests and considered material on an aggregate basis. Therefore, the historical information for all periods presented prior to the combinations were restated.

                       VITESSE SEMICONDUCTOR CORPORATION

   The results of operations previously reported by the separate enterprises, and combined amounts presented in the accompanying consolidated financial statements, are summarized below (in thousands):

                                          The
                                        Company                               The
                                         Before                             Company
                                      Acquisitions Serano  XaQti   SiTera   Restated
                                      ------------ ------ -------  -------  --------
Six months ended March 31, 2000:
   Revenues..........................   $189,390   $  --  $    --  $   199  $189,589
   Net income (loss).................      5,024      --       --   (2,008)    3,016
Year ended September 30, 1999:
   Revenues..........................   $281,534   $  --  $    --  $   135  $281,669
   Net income (loss).................     69,880      --       --   (8,729)   61,151
Nine months ended June 30, 1999:
   Revenues..........................   $200,086   $ 346  $   475  $    75  $200,982
   Net income (loss).................     52,028    (135)  (3,659)  (6,454)   41,780
Three months ended December 31, 1998:
   Revenues..........................   $ 60,179   $ 346  $   183  $    --  $ 60,708
   Net income (loss).................     15,438    (135)    (699)  (2,522)   12,082

NOTE 3--RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

   Restructuring costs--In the third quarter of fiscal 2001, the Company announced a restructuring plan as a result of the decreased demand for its products and to align its cost structure with the current business environment. This restructuring plan included a workforce reduction, consolidation of excess facilities and goodwill and intangible assets deemed impaired. The summary of restructuring costs are outlined as follows (in thousands) :

                                                                             Balance at
                                                  Total   Noncash    Cash   September 30,
                                                  Charge  Charges  Payments     2001
                                                  ------- -------  -------- -------------
Workforce reduction.............................. $ 2,007            (778)     $1,229
Consolidation of excess facilities...............   1,734             (28)      1,706
Impairment of goodwill & intangible assets.......  22,871 (22,871)                 --
                                                  ------- -------    ----      ------
   Total......................................... $26,612 (22,871)   (806)     $2,935
                                                  ======= =======    ====      ======

   In May 2001, the Company reduced its workforce by 165 employees, primarily within its manufacturing and research and development operations and recorded a charge of approximately $0.8 million, primarily related to severance and fringe benefits. This workforce reduction charge was subsequently increased in the fourth quarter of fiscal 2001 by $1.2 million. The consolidation of excess facilities resulted in a charge of $2.5 million, net of estimated sub-lease income of $0.8 million, which represents lease terminations, non-cancelable lease costs and write-off of leasehold improvements and equipment and will be paid over the respective lease terms through October 2003.

   The Company also restructured certain of its operations and realigned resources to focus on high-growth markets and revenue opportunities. As a result, the Company recorded a charge related to the impairment of goodwill and intangible assets in connection with the acquisitions of VTEK and KSA of $22.9 million. This charge was measured as the amount by which the carrying amount exceeded the fair value.

                       VITESSE SEMICONDUCTOR CORPORATION

   Other special charges--In the third quarter of fiscal 2001, the Company also wrote off $50.6 million of excess and obsolete inventories. Of this amount, $41.1 million had been charged in the quarter ended June 30, 2001. The continued industry-wide reduction in capital spending and the resulting decrease in demand for the Company's products prompted the review of current inventory levels versus the Company's current sales forecast. As a result, the Company recorded a charge, in accordance with the Company's inventory reserve methodology, which was included in cost of revenues in the third quarter of fiscal 2001.

   In the quarter ended June 30, 2001, we also recorded a charge of $1.1 million to write-down an equity investment held by Vitesse Venture Fund to the estimated fair market value.

NOTE 4--BALANCE SHEET DETAIL

   The following tables provide details of selected balance sheet items (in thousands):

                                                    September 30,
                                                  -----------------
                                                    2001     2000
                                                  -------- --------
Inventories, Net:
Raw materials.................................... $  3,978 $  4,184
Work in process..................................   27,193   28,591
Finished goods...................................   13,662   10,940
                                                  -------- --------
   Total......................................... $ 44,833 $ 43,715
                                                  ======== ========

Property and Equipment, Stated at Cost:
Machinery and equipment.......................... $275,925 $171,761
Furniture and fixtures...........................    4,072    2,913
Computer equipment...............................   78,974   33,764
Leasehold improvements...........................   10,165    7,032
Land.............................................    1,042    1,039
Buildings........................................    4,360        0
                                                  -------- --------
                                                   374,538  216,509
Less accumulated depreciation and amortization...  126,206   74,635
                                                  -------- --------
   Total......................................... $248,332 $141,874
                                                  ======== ========

   Included in property and equipment are items not yet placed in service of $69.9 million and $59.6 million as of September 30, 2001 and 2000, respectively.

Intangible Assets, Stated at Cost:
Goodwill......................................... $694,232 $478,211
Other identifiable intangible assets.............   52,433   15,780
                                                  -------- --------
                                                   746,665  493,991
Less accumulated amortization....................  151,542   41,096
                                                  -------- --------
   Total......................................... $595,123 $452,895
                                                  ======== ========

Accrued Expenses:
Accrued vacation................................. $  4,037 $  2,858
Accrued salaries, wages and bonuses..............    7,266   17,730
Accrued acquisition costs........................    2,033    3,466
Deferred revenue.................................    1,184    5,388
Other............................................    9,633    6,782
                                                  -------- --------
   Total......................................... $ 24,153 $ 36,224
                                                  ======== ========

                       VITESSE SEMICONDUCTOR CORPORATION

NOTE 5--DEBT

   In March of fiscal 2000, the Company issued $720.0 million aggregate principal amount of its 4% convertible subordinated debentures due March 2005. Net proceeds received by the Company, after costs of issuance, were approximately $702.0 million. Interest is payable in arrears semiannually on March 15 and September 15 of each year, beginning September 15, 2000. The debentures are convertible into the Company's common stock at approximately $112.19 per share, subject to certain adjustments. The notes may be redeemed at the Company's option, on or after March 15, 2003 at specified redemption prices. For the years ended September 30, 2001 and 2000, interest expense relating to the debentures aggregated $31.2 million and $17.9 million, respectively.

   From April to September of fiscal 2001, the Company purchased $182.9 million in principal amount of its debentures due March 2005 at prevailing market prices, for an aggregate of approximately $148.7 million. As a result, the Company recorded an extraordinary gain on early extinguishment of debt of approximately $19.0 million, net of income taxes of $12.1 million and a proportion of debt issuance costs of $3.1 million for the year ended September 30, 2001. In October 2001, the Company repurchased an additional $69.8 million principal amount of its debentures which has been classified as current as of September 30, 2001, at a gain of $14.1 million before income taxes.

   Other long-term debt at September 30, 2001 and 2000 consists of the following (in thousands):

                                                                                           September 30,
                                                                                           -------------
                                                                                            2001   2000
                                                                                           ------ ------
Loan agreement, maximum interest of 15% per annum, maturing through March 2003............ $   -- $4,998
Note payable issued in connection with acquisition........................................     --    977
Equipment financing facilities, secured by equipment, interest ranging from 8.19% to 12.5%
  and maturing through January 2004.......................................................  2,513  1,144
Vendor note payable in conjunction with equipment purchase, maturing through March 2001...     --    391
Other.....................................................................................     87    304
                                                                                           ------ ------
                                                                                            2,600  7,814
Less current portion......................................................................    897  4,227
                                                                                           ------ ------
                                                                                           $1,703 $3,587
                                                                                           ====== ======

   In connection with the acquisition of Versatile, the Company assumed a $4.0 million equipment loan financing arrangement entered into by Versatile in January 2001. The loan bears interest at 12.5%, is payable over 36 months and is secured by all of Versatile's property. During fiscal 2001, Versatile had drawn approximately a total of $3.0 million under the financing arrangement.

   In December 1999, the Company entered into a $5 million loan agreement with two lenders, available for draw down in increments of $1 million through March 31, 2000. In fiscal 2001, the Company repaid total borrowings under the loan agreement of approximately $5.0 million.

   In November 2000, the Company made the final payment of approximately $1.0 million due under the notes payable issued in connection with the acquisition of VTEK in December 1998.

   The Company has a $12.5 million revolving line of credit agreement with a bank, which expires in January 2002. The agreement provides for interest to be paid monthly at the bank's prime rate (6.00% on September 30, 2001). The Company must adhere to certain requirements and provisions to be in compliance with the terms of

                       VITESSE SEMICONDUCTOR CORPORATION
the agreement and is prohibited from paying dividends without the consent of the bank. As of September 30, 2001 and 2000, no amounts were outstanding under the line of credit.

   Maturities of long-term debt subsequent to September 30, 2001 are as follows (in thousands):

Years ending September 30:
       2002............... $ 70,662
       2003...............    1,090
       2004...............      613
       2005...............  467,328
       2006...............       --
                           --------
                           $539,693
                           ========

NOTE 6--SHAREHOLDERS' EQUITY

   Preferred Stock. In fiscal 1991, the Board of Directors authorized 10,000,000 shares of undesignated preferred stock.

   Common Stock. In 1999, the Company's shareholders approved an increase in the number of authorized shares of common stock from 250,000,000 to 500,000,000. All of the following data has been restated for the effects of all stock splits.

   Employee Stock Purchase Plan. The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value at the beginning and end of each interval. Employees purchase such stock using payroll deductions and annual contributions which may not exceed 20% of their compensation, including commissions and overtime, but excluding bonuses. In fiscal 2001, 2000 and 1999, 167,598, 179,786 and 196,740 shares, respectively, were issued under the plan at average prices of $33.27, $32.08, and $17.99. At September 30, 2001, 998,030 shares were reserved for future issuance.

   Stock Option Plans. The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees. Options generally vest and become exercisable at the rate of 25% per year. The exercise price of all stock options must be at least equal to the fair market values of the shares of common stock on the date of grant. The term of options is generally 10 years.

   On January 23, 2001, the Company's shareholders approved the adoption of the Company 2001 Stock Incentive Plan ("the 2001 Plan") which replaces the 1991 Stock Option Plan which expired in August 2001 and will replace the Director's Plan which expires in January 2002. The 2001 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant to employees, consultants and directors of nonstatutory stock options for certain other stock-based awards as determined by the Board of Directors or Compensation Committee.

   Pursuant to the Company's 2001 Stock Option Plan, the number of shares reserved under the Plan automatically increases by a number of shares equal to 4.0% of the Company's common stock outstanding at the end of each fiscal year. Under all stock option plans, a total of 37,071,349 shares of common stock have been reserved for issuance as of September 30, 2001 (which increased to 45,064,255 effective October 1, 2000 pursuant to the terms of the 2001 Plan) and 7,677,793 (which increased to 15,670,699 effective October 1, 2000 pursuant to the terms of the 2001 Plan) remained available for future grant.

                       VITESSE SEMICONDUCTOR CORPORATION

   Activity under the employee stock option plans and Director's Plan for fiscal 2001, 2000 and 1999 is as follows:

                                          Number of   Option Price
                                           Shares      Per Share   Aggregate
                                          ----------  ------------ ---------
                                                    (in thousands)
Options outstanding at September 30, 1998 21,880,897   $.01-15.63  $109,457
Options:
   Granted...............................  7,115,809    .24-48.38    86,223
   Exercised............................. (5,954,416)   .03-15.63   (19,880)
   Canceled or expired................... (1,106,972)   .24-26.33    (9,426)
                                          ----------   ----------  --------
Options outstanding at September 30, 1999 21,935,318    .01-48.38   166,374
Options:
   Granted...............................  7,022,941    .01-80.19   241,715
   Exercised............................. (4,902,393)   .01-43.81   (22,488)
   Canceled or expired...................   (431,762)   .38-56.50    (7,962)
                                          ----------   ----------  --------
Options outstanding at September 30, 2000 23,624,104   $.01-80.19  $377,639
Options:
   Granted............................... 10,998,154    .24-71.06   197,746
   Exercised............................. (3,909,899)   .01-51.25   (25,906)
   Canceled or expired................... (1,318,803)   .01-80.19   (31,739)
                                          ----------   ----------  --------
Options outstanding at September 30, 2001 29,393,556   $.01-80.19  $517,740

   During fiscal 2001 and 2000, the Company recorded unearned compensation related to stock options granted to founders and employees of certain acquired companies of $81.1 million and $23.0 million, respectively. Such amounts are being amortized over the related vesting period, generally four years. Amortization of unearned compensation for the years ended September 30, 2001 and 2000 was $16.6 million and $4.0 million, respectively.

   The Company has, in connection with the various acquisitions, assumed the stock option plans of each acquired company. A total of approximately 1.8 million shares of common stock have been reserved for issuance under the assumed plans, and related options are outstanding as of September 30, 2001 and are included in the preceding table.

   The following table summarizes information regarding options outstanding and options exercisable at September 30, 2001:

                          Options Outstanding           Options Exercisable
                --------------------------------------- --------------------
                                  Weighted     Weighted   Number    Weighted
                   Number         Average      Average  Exercisable Average
   Range of      Outstanding     Remaining     Exercise    As of    Exercise
Exercise Prices As of 9/30/01 Contractual Life  Price     9/30/01    Price
--------------- ------------- ---------------- -------- ----------- --------
 $ 0.01-$ 9.03    9,578,245         5.58        $ 5.75   5,398,782   $ 4.85
 $ 9.08-$15.78    5,725,267         6.86        $10.80   2,291,530   $ 9.88
 $16.50-$17.44    7,697,113         9.47        $17.42      64,450   $16.50
 $17.88-$80.19    6,392,931         8.13        $39.93   1,662,374   $38.34
 -------------   ----------         ----        ------   ---------   ------
 $ 0.01-$80.19   29,393,556         7.56        $18.41   9,417,136   $12.98

                       VITESSE SEMICONDUCTOR CORPORATION

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." The Company used the Black-Scholes option pricing model to value stock options for pro forma presentation. The assumptions used to estimate the value of options granted under the various stock option plans and the shares under the Employee Stock Purchase Plan are as follows:

                                                       Employee Stock Purchase
                              Stock Option Plan Shares       Plan Shares
                              -----------------------  ----------------------
                               2001      2000   1999    2001     2000   1999
                              ------    ------  -----  ------   ------  -----
Average expected life (years)   5.35      5.33   5.40    0.50     0.50   0.50
Expected volatility..........   0.70      0.88   0.57    0.70     0.88   0.57
Risk-free interest rate......   3.95%     5.26%  6.24%   2.10%    6.40%  5.26%
Dividends....................     --        --     --      --       --     --
Weighted average fair values. $11.84    $30.76  $7.93  $12.95   $16.97  $7.54

   SFAS No. 123 pro forma numbers are as follows (in thousands, except per share amounts):

                                         2001      2000     1999
                                       ---------  -------  -------
Pro forma net income (loss)........... $(159,905) $(4,001) $47,921
Pro forma net income (loss) per share:
   Basic.............................. $   (0.86) $ (0.02) $  0.29
   Diluted............................ $   (0.86) $ (0.02) $  0.27

   The pro forma amounts reflect compensation expense related to 2001, 2000 and 1999 stock option grants and shares issued under the employees stock purchase plan. Because the pro forma compensation cost for stock options is recognized over the four-year vesting period, the foregoing pro forma reductions in the Company's net income are not representative of the anticipated amounts in future years.

                       VITESSE SEMICONDUCTOR CORPORATION

NOTE 7--INCOME TAXES

   Income tax expense consists of the following (in thousands):

                                                          September 30,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
Current:
   Federal....................................... $ 55,707  $ 55,643  $ 33,954
   State.........................................    9,067    10,368     5,935
   Foreign.......................................      818     3,710     2,295
                                                  --------  --------  --------
                                                  $ 65,592  $ 69,721  $ 42,184
Deferred:
   Federal....................................... $(81,471) $(11,414) $ (8,734)
   State.........................................  (11,199)   (4,518)   (4,158)
   Foreign.......................................   (1,142)       --        --
                                                  --------  --------  --------
                                                  $(93,812) $(15,932) $(12,892)
Total:
   Federal....................................... $(25,764) $ 44,229  $ 25,220
   State.........................................   (2,132)    5,850     1,777
   Foreign.......................................     (324)    3,710     2,295
                                                  --------  --------  --------
                                                  $(28,220) $ 53,789  $ 29,292
Income Taxes from Extraordinary Gain:
Deferred:
   Federal....................................... $ 10,213  $     --  $     --
   State.........................................    1,862        --        --
                                                  --------  --------  --------
                                                  $ 12,075  $     --  $     --

   The actual income tax expense (benefit) differs from the expected tax expense computed by applying the federal corporate tax rate of 35% for the years ended September 30, 2001, 2000 and 1999, to income (loss) before income taxes and extraordinary gain as follows (in thousands):

                                                          September 30,
                                                   --------------------------
                                                     2001     2000     1999
                                                   --------  -------  -------
 Expected tax expense (benefit)................... $(55,672) $28,587  $31,655
 State income taxes, net of federal benefit.......   (1,386)   3,803    1,107
 Rate differential on foreign income taxes........    3,459   (3,463)  (1,977)
 Research and development credits.................   (2,355)  (4,138)  (1,833)
 Goodwill.........................................   26,882   13,076       --
 In-process research and development..............       --   15,965       --
 Other............................................      852      (41)     340
                                                   --------  -------  -------
                                                   $(28,220) $53,789  $29,292
                                                   ========  =======  =======

                       VITESSE SEMICONDUCTOR CORPORATION

   The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets are summarized as follows (in thousands):

                                                   September 30,
                                                  ----------------
                                                    2001    2000
                                                  -------- -------
Deferred tax assets:
   Net operating loss carryforwards.............. $ 81,521 $39,471
   Research and development tax credits..........   16,862  13,172
   Allowances and reserves.......................   38,506  13,730
   Deferred compensation.........................    8,246   1,111
   Federal AMT and foreign tax credits...........      816     780
   Colorado enterprise zone incentive credits....       --   1,776
   California manufacturers' investment credit...    2,724   1,762
   Other.........................................      770   1,764
                                                  -------- -------
       Deferred tax assets.......................  149,445  73,566
Deferred tax liabilities:
       Depreciation and amortization.............    3,633  16,330
                                                  -------- -------
   Net deferred tax assets....................... $145,812 $57,236
                                                  ======== =======

   In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

   During fiscal 2001, 2000 and 1999, the Company recognized tax benefits associated with employee stock options aggregating $53.2 million, $66.2 million and $40.9 million, respectively. Such benefits have been recorded directly to shareholders' equity.

   During fiscal 2001, the Company recorded deferred tax assets of $6.8 million in connection with its purchases of Versatile and Exbit. During fiscal 2000, the Company recorded deferred tax assets of $2.4 million in connection with its purchase of Orologic.

   Consolidated U. S. income (loss) before taxes and extraordinary item was ($146.6) million, $61.2 million and $75.4 million for the years ended September 30, 2001, 2000 and 1999, respectively. The corresponding income (loss) before taxes and extraordinary item for non U. S. based operations was ($12.5) million, $20.5 million and $15.1 for the years ended September 30, 2001, 2000, and 1999, respectively.

   The Company has not provided withholding and U.S. federal income taxes on approximately $21.8 million of undistributed earnings of its foreign subsidiaries because such earnings are or will be reinvested indefinitely in such subsidiaries or will be offset by approximate credits for foreign taxes paid. It is not practical to determine the U. S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

   As of September 30, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of $211.0 million and $126.6 million, respectively, which are available to offset future taxable

                       VITESSE SEMICONDUCTOR CORPORATION
income through 2021 and 2006, respectively. Additionally the Company had research and development tax credit carryforwards for federal and state income tax purposes of $12.7 million and $6.5 million, respectively, which are available to offset future income taxes, if any, through 2021.

NOTE 8--SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND SEGMENT INFORMATION

   In fiscal 2001, no customer accounted for greater than 10% of total revenues. In fiscal 2000, one customer accounted for 15% of total revenues. In fiscal 1999, two customers accounted for 18% and 14% of total revenues, respectively.

   The Company generally sells its products to customers engaged in the design and/or manufacture of high technology products either recently introduced or not yet introduced to the marketplace. Substantially all the Company's trade accounts receivable are due from such sources. The Company's major customers who account for more than 10% of total revenues aggregated 6% of total trade receivables at September 30, 2000.

   The Company has one reportable operating segment as defined by FAS No. 131. Substantially all long-lived assets are located in the United States.

   Revenues are summarized by geographic area as follows (in thousands):

                                     2001     2000     1999
                                   -------- -------- --------
United States..................... $294,475 $337,060 $189,064
Japan.............................   29,353   41,443   46,292
Canada............................   23,288   26,779   15,221
France............................    1,296    2,474   12,637
Other.............................   35,731   33,938   18,455
                                   -------- -------- --------
                                   $384,143 $441,694 $281,669
                                   ======== ======== ========

   In fiscal 2001, 2000 and 1999 revenues for products in the communication and ATE markets were $352.9 million and $31.2 million, $395.2 million and $46.5 million, and $227.7 million and $54.0 million, respectively.

NOTE 9--RETIREMENT SAVINGS PLAN

   The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. The contributions are fully vested and nonforfeitable at all times. The Company does not make matching contributions under the plan.

NOTE 10--COMMITMENTS AND CONTINGENCIES

   The Company has entered into several agreements to lease land, a building and equipment (collectively, the "property"). All of these leases have initial terms of three to five years and options to renew for an additional one to three years. The Company has the option to purchase the property at the end of each initial lease term, and at the end of each renewal period for the lessor's original cost, which is not less than the fair market value at each option date. If the Company elects not to purchase the property at the end of each of the leases, the Company

                       VITESSE SEMICONDUCTOR CORPORATION
would guarantee a residual value to the lessors equal to 80% to 84% of the lessors' cost of the property equal to $108.4 million. As of September 30, 2001, the lessors had advanced a total of $20.6 million under these leases, and held $87.8 million as cash collateral, which amount is included in restricted long-term deposits. Certain of these leases require the Company to meet specific financial and other covenants, including restrictions on the payment of cash dividends to its shareholders. As of September 30, 2001, the Company was in compliance with all covenants.

   The Company entered into an operating lease agreement for leased equipment in August 1997, which included a guarantee of the residual value of the leased equipment. During the quarter ended June 30, 2001, it became probable that the Company would make a payment under the residual guarantee provision. The event triggering the assessment was due to the significant decline in growth markets and revenue opportunities that the Company experienced in the quarter ended June 30, 2001. A third-party appraisal quantified the decline in value of the equipment to be $14.1 million. Under the lease agreement, Vitesse was required to make a payment for the residual guarantee equal to the amount that the original cost exceeds the fair value of the equipment. Accordingly, a payment of $14.1 million was made in the quarter ended September 30, 2001 with the related amortization of $6.0 million and $8.1 million recorded as selling, general and administrative expenses in the quarter ended June 30, 2001 and September 30, 2001, respectively.

   The Company also leases facilities and certain machinery and equipment under noncancelable operating leases that expire through 2008.

   Approximate minimum rental commitments under all noncancelable operating leases as of September 30, 2001 are as follows (in thousands):

Year ending September 30:
       2002............................. $12,669
       2003.............................  11,181
       2004.............................   9,274
       2005.............................   3,536
       2006.............................   2,153
       Thereafter.......................   2,396
                                         -------
       Total minimum lease payments..... $41,209
                                         =======

   Rent expense totaled $9.3 million, $6.0 million and $4.9 million for the years ended September 30, 2001, 2000 and 1999, respectively.

   The Company is a party to various investigations, lawsuits and claims arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                       VITESSE SEMICONDUCTOR CORPORATION

NOTE 11--QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2001 and 2000 was as follows:

                                           First   Second      Third    Fourth
                                          Quarter  Quarter    Quarter   Quarter   Total Year
                                          -------- --------  ---------  --------  ----------
Fiscal Year 2001:
Revenues................................. $165,066 $121,757  $  60,138  $ 37,182  $ 384,143
Income (loss) from operations............   41,055   (1,500)  (127,796)  (85,977)  (174,218)
Income (loss) before extraordinary gain..   28,102  (11,224)   (76,597)  (71,123)  (130,842)
Extraordinary gain on extinguishment
 of debt, net of tax.....................       --       --      7,029    11,938     18,967
Net income (loss)........................   28,102  (11,224)   (69,568)  (59,185)  (111,875)
Income (loss) from operations per share--
  diluted(1).............................     0.21    (0.01)     (0.69)    (0.44)     (0.94)
Extraordinary gain per share--diluted....       --       --       0.04      0.06       0.10
Net income (loss) per share--diluted(1)..     0.15    (0.06)     (0.38)    (0.30)     (0.60)
Weighted average shares--diluted.........  193,084  182,150    184,474   194,896    185,853
Fiscal Year 2000:
Revenues.................................   89,279  100,310    114,090   138,015    441,694
Income (loss) from operations............   26,892  (15,422)    19,193    30,139     60,802
Income (loss) before extraordinary gain..   19,890  (16,874)    13,284    11,589     27,889
Extraordinary gain on extinguishment
 of debt, net of tax.....................       --       --         --        --         --
Net income (loss)........................   19,890  (16,874)    13,284    11,589     27,889
Income (loss) from operations per share--
  diluted(1).............................     0.15    (0.09)      0.10      0.16       0.32
Extraordinary gain per share--diluted....       --       --         --        --         --
Net income (loss) per share--diluted(1)..     0.11    (0.10)      0.07      0.06       0.15
Weighted-average shares--diluted.........  184,442  174,512    192,567   193,243    189,828

--------
(1) Net income (loss) per share is computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   This item is answered by reference to the information concerning the identity and business experience of the Company's executive officers set forth under the caption "Executive Officers of the Registrant" in Part 1 of this report and to the information concerning the identity and business experience of the Company's directors set forth under the caption "Nominees for the Board of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

   Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is answered by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy for the 2002 Annual Meeting of Shareholders.

Item 11. Executive Compensation

   This item is answered by reference to the information set forth under the captions "Compensation of Executive Officers", and "Director Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   This item is answered by reference to the information set forth under the caption "Principal Ownership of Vitesse Semiconductor Corporation Common Stock" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

   None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

                                                                                               Page
                                                                                               ----
   1.  Financial Statements:

       Independent Auditor's Report...........................................................  28

       Consolidated Balance Sheets as of September 30, 2001 and 2000..........................  29

       Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999.............................................................................  30

       Consolidated Statements of Shareholders' Equity for the years ended September 30,
         2001, 2000 and 1999..................................................................  31

       Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999.............................................................................  32

       Notes to Consolidated Financial Statements.............................................  33

   2.  Consolidated Financial Statement Schedules:

       For the three fiscal years ended September 30, 2001--II--Valuation and Qualifying
         Accounts.............................................................................  52

   All other schedules are omitted because they are not applicable or are not required.

   3. Exhibits:

      See Item 14(c) below.

   (b) Reports on Form 8-K

      None.

   (c) Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:


 3.1(2) Certificate of Incorporation of Registrant, as amended to date.

 3.2(1) Bylaws of Registrant as amended to date.

 4.1(1) Specimen of Company's Common Stock Certificate.

 4.2(2) Indenture, dated as of March 13, 2000, between the Company and State Street Bank and Trust Company of California, N.A., as Trustee.

 4.3(2) Resale Registration Rights Agreement, dated as of March 13, 2000, between the Company and Lehman
          Brothers Inc., Goldman, Sachs & Co. and Prudential Securities Incorporated.

10.1(1) 1989 Stock Option Plan.

10.2(1) 1991 Stock Option Plan.

10.3(1) 1991 Employee Stock Purchase Plan.

10.4(1) 1991 Directors' Stock Option Plan.

10.5(3) 2001 Stock Incentive Plan.

23.1    Accountant's Consent

--------
(1) Incorporated by reference from the Company's registration statement on Form S-1 (File no. 33-43548), effective December 10, 1991.
(2) Incorporated by reference from the Company's quarterly report on Form 10-Q for the period ended March 31, 2000.
(3) Incorporated by reference from the Company's registration statement on Form S-8 (File no. 333-55466), effective February 13, 2001.

   (d) Financial Statement Schedules

      See Item 14(a) above.

                       VITESSE SEMICONDUCTOR CORPORATION

                SCHEDULE II--Valuation and Qualifying Accounts
                 Years ended September 30, 2001, 2000 and 1999
                                (in thousands)

                                                              Balance at Charged to              Balance
                                                              Beginning  Costs and  Deductions/ at End of
                                                              of Period   Expenses  Write-offs   Period
                                                              ---------- ---------- ----------- ---------
Year ended September 30, 2001
   Deducted from Inventories:
       Reserve for obsolescence..............................  $12,657    $46,531     $50,600    $ 8,588
   Deducted from Accounts Receivable:
       Allowance for doubtful accounts and sales returns.....   10,125     19,875      10,441     19,559

Year ended September 30, 2000
   Deducted from Inventories:
       Reserve for obsolescence..............................    6,663      9,166       3,172     12,657
   Deducted from Accounts Receivable:
       Allowance for doubtful accounts and sales returns.....    3,500      7,679       1,054     10,125

Year ended September 30, 1999
   Deducted from Inventories:
       Reserve for obsolescence..............................    4,155      3,774       1,266      6,663
   Deducted from Accounts Receivable:
       Allowance for doubtful accounts and sales returns.....    1,088      4,945       2,533      3,500

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VITESSE SEMICONDUCTOR CORPORATION

                                                   /s/ EUGENE F. HOVANEC
                                          By: _________________________________
                                                     Eugene F. Hovanec
                                                 Vice President, Finance &
                                                  Chief Financial Officer

Date: December 17, 2001

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                      Date
      ---------                      -----                      ----

/s/ LOUIS R. TOMASETTA President and Chief Executive      December 17, 2001
----------------------   Officer (Principal Executive
  Louis R. Tomasetta     Officer)

/s/ EUGENE F. HOVANEC  Vice President, Finance and Chief  December 17, 2001
----------------------   Financial Officer (Principal
  Eugene F. Hovanec      Financial Officer and Principal
                         Accounting Officer)

   /s/ VINCENT CHAN    Director                           December 17, 2001
----------------------
     Vincent Chan

  /s/ JAMES A. COLE    Director                           December 17, 2001
----------------------
    James A. Cole

    /s/ ALEX DALY      Director                           December 17, 2001
----------------------
      Alex Daly

 /s/ PIERRE R. LAMOND  Chairman of the Board of Directors December 17, 2001
----------------------
   Pierre R. Lamond

  /s/ JOHN C. LEWIS    Director                           December 17, 2001
----------------------
    John C. Lewis