Form 10-Q
period 2001-12-31
VITESSE SEMICONDUCTOR CORP
filed 2002-02-14
CIK 880446

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended
                               December 31, 2001

                                      or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ............ to .........

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

                                _________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].

     As of January 31, 2002, there were 200,237,776 shares of $0.01 par value common stock outstanding.

================================================================================

                       VITESSE SEMICONDUCTOR CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                                                                          Page Number
PART I         FINANCIAL INFORMATION

   Item 1      Financial Statements:

               Condensed Consolidated Balance Sheets as of December 31, 2001                    2
               (unaudited) and September 30, 2001

               Unaudited Condensed Consolidated Statements of Operations for                    3
               the three months ended December 31, 2001 and December 31, 2000

               Unaudited Condensed Consolidated Statements of Cash Flows for                    4
               the three months ended December 31, 2001 and December 31, 2000

               Notes to Unaudited Condensed Consolidated Financial Statements                   6

   Item 2      Management's Discussion and Analysis of                                         13
               Financial Condition and Results of Operations

   Item 3      Quantitative and Qualitative Disclosure About Market Risk                       23

PART II        OTHER INFORMATION

   Item 2      Changes in Securities                                                           25

   Item 6      Exhibits and Reports on Form 8-K                                                25

                                     PART I
                             FINANCIAL INFORMATION

                       VITESSE SEMICONDUCTOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                        Dec. 31, 2001 Sept. 30, 2001
                                                                                        ------------- --------------
                                                                                         (Unaudited)
                                    ASSETS
Current assets:
 Cash and cash equivalents                                                                $  100,356    $   92,847
 Short-term investments                                                                       85,463       126,938
 Accounts receivable, net                                                                     46,639        53,730
 Inventories, net                                                                             39,198        44,833
 Prepaid expenses and other current assets                                                    14,602        12,447
 Deferred tax assets, net                                                                     22,910        22,910
                                                                                          ----------    ----------
  Total current assets                                                                       309,168       353,705
                                                                                          ----------    ----------

Long-term investments                                                                        369,046       454,849
Property and equipment, net                                                                  202,478       248,332
Restricted long-term deposits                                                                 92,372        87,987
Goodwill, net                                                                                553,066       553,066
Other intangible assets, net                                                                  38,911        42,057
Deferred tax assets, net                                                                     122,902       122,902
Other assets                                                                                  67,490        69,884
                                                                                          ----------    ----------
                                                                                          $1,755,433    $1,932,782
                                                                                          ==========    ==========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                                        $      902    $      897
 Current portion of convertible subordinated debt                                                 --        69,765
 Accounts payable                                                                             14,788        21,463
 Accrued expenses and other current liabilities                                               30,985        23,198
 Accrued interest expense                                                                      4,299           955
 Income taxes payable                                                                         12,098        12,172
                                                                                          ----------    ----------
     Total current liabilities                                                                63,072       128,450
                                                                                          ----------    ----------
Long-term debt                                                                                 1,474         1,703
Derivative liability                                                                          12,838            --
Convertible subordinated debt, net of $12,867 discount                                       441,002       467,328

Minority interest                                                                              6,358         6,296
Shareholders' equity:
 Common stock, $.01 par value.  Authorized 500,000,000
  shares; issued and outstanding 197,670,232 and
  197,440,321 shares on Dec. 31, 2001 and Sept. 30, 2001,
  respectively                                                                                 1,976         1,974
 Additional paid-in capital                                                                1,395,446     1,396,466
 Deferred compensation                                                                       (71,998)      (81,582)
 Retained earnings (deficit)                                                                 (94,735)       12,147
                                                                                          ----------    ----------
     Total shareholders' equity                                                            1,230,689     1,329,005
                                                                                          ----------    ----------
                                                                                          $1,755,433    $1,932,782
                                                                                          ==========    ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                        Three  Months Ended
                                                                 ----------------------------------
                                                                 Dec. 31, 2001        Dec. 31, 2000
                                                                 -------------        -------------
Revenues                                                         $      39,149        $     165,066

Costs and expenses:
 Cost of revenues                                                       33,916               52,347
 Engineering, research and development                                  45,031               33,665
 Selling, general and administrative                                    17,471               17,665
 Restructuring charge                                                   64,299                   --
 Amortization of intangible assets                                       3,146               20,334
                                                                 -------------        -------------
  Total costs and expenses                                             163,863              124,011
                                                                 -------------        -------------

Income (loss) from operations                                         (124,714)              41,055

Interest income                                                          5,159               15,412
Interest expense                                                        (4,324)              (8,305)
                                                                 -------------        -------------
     Other income, net                                                     835                7,107
                                                                 -------------        -------------

Income (loss) before income taxes and extraordinary item              (123,879)              48,162
Income tax expense (benefit)                                            (6,495)              20,060
                                                                 -------------        -------------
Income (loss) before extraordinary gain                               (117,384)              28,102
Extraordinary gain on early extinguishment of debt, net of
 $6,596 of tax expense                                                  10,502                   --
                                                                 -------------        -------------

Net income (loss)                                                $    (106,882)       $      28,102
                                                                 =============        =============


Basic and diluted extraordinary gain per share:                  $        0.05        $          --
                                                                 =============        =============

Net income (loss) per share:
 Basic                                                           $       (0.54)       $        0.16
                                                                 =============        =============
 Diluted                                                         $       (0.54)       $        0.15
                                                                 =============        =============

Shares used in per share computations:
 Basic                                                                 197,543              180,434
                                                                 =============        =============
 Diluted                                                               197,543              193,084
                                                                 =============        =============

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                             ---------------------------
                                                             Dec 31, 2001   Dec 31, 2000
                                                             ------------   ------------
Cash flows from operating activities:
Net income (loss)                                             $(106,882)      $ 28,102
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
 Depreciation and amortization                                   22,054         30,925
 Property and equipment write off                                46,958             --
 Inventory write off                                             12,033             --
 Prepaid maintenance write off                                   16,201             --
 Amortization of debt issue costs and debt discount                 651            971
 Amortization of deferred compensation                            8,145          2,619
 Extraordinary gain on extinguishment of debt, net              (10,502)            --
 Loss on derivative instrument                                       12             --
 Increase in equity associated with tax benefit from
   exercise of stock options                                         --          5,720
 Change in assets and liabilities:
  (Increase) decrease in, net of effects of acquisitions:
   Accounts receivable, net                                       7,091        (39,816)
   Inventories, net                                              (6,398)        (6,844)
   Prepaid expenses and other current assets                    (18,356)           128
   Other assets                                                     628             --
  Increase (decrease) in, net of effects of acquisitions:
   Accounts payable                                              (6,675)        (4,649)
   Accrued expenses and other current liabilities                 7,787         12,215
   Accrued interest payable                                       3,344          7,200
   Income taxes payable                                          (6,670)        14,059
                                                              ---------       --------
     Net cash provided by (used in) operating activities        (30,579)        50,630
                                                              ---------       --------
Cash flows from investing activities:
 Investments, net                                               127,278        155,131
 Capital expenditures                                           (20,014)       (62,096)
 Restricted long-term deposits                                   (4,385)        (4,987)
 Payment for purchase of companies, net of cash acquired             --           (934)
                                                              ---------       --------
     Net cash provided by investing activities                  102,879         87,114
                                                              ---------       --------

See accompanying Notes to Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                     Three Months Ended
                                                                ----------------------------
                                                                Dec 31, 2001    Dec 31, 2000
                                                                -------------   ------------
Cash flows from financing activities:
 Principal payments under long-term debt and capital leases             (224)        (7,379)
 Repurchase of convertible subordinated debt                         (65,050)            --
 Capital contributions by minority interest limited partners              62            950
 Proceeds from issuance of common stock, net                             421          4,487
                                                                ------------    -----------
     Net cash used in financing activities                           (64,791)        (1,942)
                                                                ------------    -----------
     Net increase in cash and cash equivalents                         7,509        135,802
Cash and cash equivalents at beginning of period                      92,847        257,081
                                                                ------------    -----------
Cash and cash equivalents at end of period                      $    100,356    $   392,883
                                                                ============    ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                   $         15    $       265
                                                                ============    ===========
     Income taxes                                               $        174    $       289
                                                                ============    ===========

Supplemental disclosures of non-cash transactions:

  Issuance of stock options in purchase transaction             $         --    $     4,930
                                                                ============    ===========
  Issuance of common stock in purchase transaction              $         --    $     6,112
                                                                ============    ===========
  Cancellation of stock options                                 $      1,439    $        --
                                                                ============    ===========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       VITESSE SEMICONDUCTOR CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation and Significant Accounting Policies


     The accompanying condensed consolidated financial statements are unaudited and include the accounts of Vitesse Semiconductor Corporation and its subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated. In management's opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. This report should be read in conjunction with the audited financial statements presented in the 2001 Annual Report. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company's audited financial statements for fiscal year 2001 contained in the Annual Report have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.

     Cash Equivalents and Investments

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with maturities over three months up to one year are considered short-term investments and investments with maturities over one year are considered long-term investments. Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1, P-1 and obligations of the U.S. government and its agencies. Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its securities included under investments as held-to-maturity securities, which are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. As of December 31, 2001 and September 30, 2001, carrying value was substantially the same as market value.

     Derivatives Instruments and Hedging Activities

In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on October 1, 2000. The adoption of SFAS 133 and SFAS 138 did not have an impact on the Company as it did not have any derivative instruments at that time.

     All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged item are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the balance sheet at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

     For the quarter ended December 31, 2001, the Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates. For interest rate swaps, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. If a swap is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding. If the swap is not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the interest rate swap is marked to market and any unrealized gain or loss is recognized immediately.

     Computation of Net Income (Loss) per Share

     The reconciliation of shares used to calculate basic and diluted income
(loss) per share consists of the following (in thousands):


                                                       Three Months Ended
                                                   --------------------------
                                                   Dec 31, 2001  Dec 31, 2000
                                                   ------------  ------------
Shares used in basic per share computations -
  weighted average shares outstanding                   197,543       180,434
Net effect of dilutive common share equivalents
  based on treasury stock method                             --        12,650
                                                        -------       -------
Shares used in diluted per share computation            197,543       193,084
                                                        =======       =======

     Stock options and other convertible securities exercisable for 44,585,205 and 7,141,522 shares that were outstanding at December 31, 2001 and 2000, respectively, were not included in the computation of diluted net income per share, as the effect of their inclusion would be antidilutive. The antidilutive common stock equivalents consist primarily of employee stock options and the convertible subordinated debentures that are convertible into the Company's common stock at a conversion price of $112.19.


     Reclassifications

     Where necessary, prior periods' information has been reclassified to conform to the current period condensed consolidated financial statement presentation.


Note 2.  Restructuring Costs and Other Special Charges

     Restructuring costs - In the first quarter of fiscal 2002, the Company announced a restructuring plan as a result of the continued decreased demand for its products, a shift in the industry's technology and efforts to align its cost structure with the current business environment. This restructuring plan included a workforce reduction, consolidation of excess facilities and write-down of fixed assets deemed impaired. The summary of restructuring costs and activity related to the restructuring liabilities, including a rollforward of restructuring charges recognized in the prior year are outlined as follows (in thousands):

                                     Workforce         Excess        Impairment
                                     Reduction       Facilities      Of Assets         Total
-----------------------------------------------------------------------------------------------
Balance at September 30, 2001     $     1,229            1,706             --           2,935
Total charge                              736              404         63,159          64,299
Noncash charges                                           (676)       (63,159)        (63,835)
Cash payments                            (738)            (226)                          (964)
                                  -------------------------------------------------------------
Balance at December 31, 2001      $     1,227            1,208             --           2,435
                                  -------------------------------------------------------------

     In November 2001, the Company reduced its workforce by 130 employees, primarily within the Company's manufacturing and research and development operations, and recorded a charge of approximately $0.7 million, primarily related to severance and fringe benefits. The termination of these employees was completed in the current quarter. The consolidation of excess facilities resulted in a charge of $0.4 million which represents lease terminations, non-cancelable lease costs and write off of leasehold improvements and office equipment related to the leases and will paid be over the respective lease terms through May 2003.

     From fiscal 1999 through early fiscal 2001, the Company aggressively expanded its manufacturing capacity in order to meet expected demand. As a result of the significant decrease in demand during the last six months of fiscal 2001, continuing into fiscal 2002, and the rapid changes in the technology processes within the industry, the Company recorded a charge of approximately $63.2 million in the first quarter of fiscal 2002 for the elimination of certain excess manufacturing equipment equaling $47.0 million, including fabrication and test equipment, and prepaid maintenance contracts associated with that equipment equaling $16.2 million. This charge also included the write off of certain software licenses under non-cancelable agreements associated with research and development employment positions which were eliminated as the result of the cancellation of projects deemed non-strategic and projects the Company determined would not yield an acceptable return on investment.

     In the quarter ended June 30, 2001, the Company implemented a similar restructuring plan due to the sharp decline in demand for its products resulting in a charge of $26.6 million, with a remaining accrued restructuring balance of $2.9 million as of September 30, 2001. In the first quarter of fiscal 2002, the Company's activities related to the 2001 restructuring accrual resulted in cash payments of approximately $0.2 million and non-cash charges of approximately $0.5 million.


Note 3.  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Statement 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, Statement 142 requires intangible assets, other than goodwill, to be amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to ten years.

     Statement 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt the statement effective as of October 1, 2001. In accordance with Statement 142, the Company ceased amortizing goodwill totaling $553.1 million as of the beginning of fiscal 2002, including $6.4 million of acquired workforce previously classified as other intangible assets. As a result, in the first quarter of fiscal 2002, the Company did not recognize $27.9 million of goodwill amortization expense that would have been recognized had the previous statements been in effect.

     The following table presents details of the Company's total other intangible assets (in thousands):

                                Gross Carrying   Accumulated
December 31, 2001                  Amount        Amortization    Net Balance
-----------------               --------------------------------------------
Customer relationships         $     813             (711)            102
Technology                        43,765           (8,097)         35,668
Covenants not to compete           4,000             (859)          3,141
                                --------------------------------------------
   Total                       $  48,578           (9,667)         38,911
                                ============================================

September 30, 2001
------------------
Customer relationships         $     813             (610)            203
Technology                        43,765           (5,496)         38,269
Covenants not to compete           4,000             (415)          3,585
Workforce                         11,110           (4,709)          6,401
                                --------------------------------------------
   Total                       $  59,688          (11,230)         48,458
                                ============================================

     The following table presents the amortization expense of other intangible assets as reported in the Consolidated Statements of Operations (in thousands):

                                                      Three Months Ended
                                                Dec 31, 2001      Dec 31, 2000
                                                ------------      ------------

Amortization expense                            $      3,146      $        530
                                                ============      ============

     The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year                                           Amount
------------------------------------------------------------
2002 (remaining nine months)                         $ 7,239
2003                                                   9,516
2004                                                   8,990
2005                                                   8,048
2006                                                   4,701
2007                                                     190
Thereafter                                               227
                                                     -------
Total                                                 38,911
                                                     -------

     The following presents the impact of Statement 142 on net income (loss) and net income (loss) per share had the statement been in effect for the first quarter of fiscal 2001 (in thousands, except per share amounts):

                                                     Three Months Ended
                                               Dec 31, 2001    Dec 31, 2000
                                               ------------    ------------

Reported net income (loss)                        $(106,882)     $  28,102

Adjustments:
Amortization of goodwill                                 --         19,382
Amortization of workforce                                --            422
                                                      -----         ------

   Adjusted net income (loss)                     $(106,882)     $  47,906


Reported net income (loss) per share - basic      $   (0.54)     $    0.16
Adjusted net income (loss) per share - basic      $   (0.54)     $    0.27
Reported net income (loss) per share - diluted    $   (0.54)     $    0.15
Adjusted net income (loss) per share - diluted    $   (0.54)     $    0.25

     The Company only operates within one reporting unit. Therefore, any allocation of goodwill is not required.

     There was no impairment of goodwill since the adoption of Statement 142 due to the fact that the fair value of the reporting unit exceeded the carrying value as of October 1, 2001. The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has become impaired.

Note 4.    Inventories, net

   Inventories consist of the following (in thousands):

                                      Dec 31, 2001  Sept. 30, 2001
                                      ------------  --------------

Raw materials                              $ 5,175         $ 3,978
Work in process and finished goods          34,023          40,855
                                           -------         -------
                                           $39,198         $44,833
                                           =======         =======

     During the first quarter of fiscal 2002, the Company wrote off $12.0 million of excess and obsolete inventories. The continued industry-wide reduction in capital spending and the resulting decrease in demand for the Company's products, resulted in significant adjustments to reduce sales forecast established at the end of fiscal year 2001. As a result, the Company recorded a charge, in accordance with the Company's inventory reserve methodology, which was appropriately included in the costs of revenues in the current quarter.

Note 5.  Debt

   In October and November 2001, the Company purchased $83.3 million principal amount of its 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate of approximately $65.1 million. As a result, the Company recorded an extraordinary gain on early extinguishment of debt of approximately $10.5 million, net of income taxes of $6.6 million and a proportion of debt issuance costs of $1.1 million, in the quarter ended December 31, 2001.

Note 6.  Derivative Instruments and Hedging Activities

   For the quarter ended December 31, 2001, the Company entered into an interest-rate related derivative instrument to manage its exposure on its debt instruments that is recorded as a derivative liability. The Company does not enter into derivative instruments for trading or speculative purposes.

   By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

   Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with the interest-rate contract is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

   The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company's debt.

   The Company uses fixed debt to finance its operations. The debt obligation exposes the Company to variability in the fair value of debt due to changes in interest rates. Management believes it is prudent to limit the variability. To meet this objective, management entered into an interest rate swap agreement to manage fluctuations in debt resulting from interest rate risk. This swap changes the fixed-rate exposure on the debt to variable. Under the terms of the interest rate swap, the Company receives fixed interest rate payments and makes variable interest rate payments, thereby managing the value of debt.

   Changes in the fair value of the interest rate swap designated as hedging instruments that effectively offset the variability associated with fixed-rate, long-term debt are reported in interest expense as a yield adjustment of the hedged debt.

   Interest expense for the quarter ended December 31, 2001 includes a nominal amount of net losses representing fair value hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation when it affects earnings. The maximum term over which the Company is hedging exposures to the variability of debt for interest risk is 39 months. There were no hedges discontinued during the quarter.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), in particular, in "Results of Operations - "Cost of Revenues", "Engineering, Research and Development Costs", "Selling, General, and Administrative Expense", "Interest Income and Interest Expense" and "Liquidity and Capital Resources", and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Operating Results."


Results of Operations

   Revenues

   Total revenues in the first quarter of fiscal 2002 were $39.1 million, a decrease of 76% from the $165.1 million recorded in the first quarter of fiscal 2001 and an increase of 5.1% from the $37.2 million recorded in the prior quarter. The decrease in revenue in the first quarter of fiscal 2002 from the first quarter of fiscal 2001 was due to continued adverse market conditions and the sharp reduction in demand from our communications and data storage customers over the past year. The increase in the current quarter revenues from the prior quarter revenues was due to slight improvement of current market conditions and the stabilizing of our market.

   Cost of Revenues

   Cost of revenues as a percentage of total revenues in the first quarter of fiscal 2002 was 86.6% compared to 31.7% in the first quarter of fiscal 2001 and 60.0% in the prior quarter. The increase in cost of revenues as a percentage of total revenues from the first quarter of fiscal 2001, resulted primarily from the write off of excess and obsolete inventory, lower quarterly revenues on a base of relatively fixed manufacturing costs, and the introduction of new products which generally have lower yields when first released. In the first quarter of fiscal 2002, continued industry-wide reduction in capital spending and the resulting decrease in demand for our products, resulted in significant adjustments to reduce sales forecasts established at the end of fiscal year 2001. As a result, we recorded a charge of $12.0 million for the write off of excess and obsolete inventories, in accordance with the Company's inventory reserve methodology. Excluding the inventory write off, cost of revenues in the first quarter of fiscal 2002 would have been $21.9 million, or 56.0% of revenues. The increase from the first quarter of fiscal 2001 was slightly offset by improved manufacturing yields for mature products during the first quarter of fiscal 2002. The slight decrease from the prior quarter is the result of lower fixed costs as a result of the headcount reduction completed in November 2001. We anticipate that cost of revenues as a percentage of total revenues will continue to fluctuate in the near term based primarily on the demand for our products.

   Engineering, Research and Development Costs

   Engineering, research and development expenses were $45.0 million in the first quarter of fiscal 2002 compared to $33.7 million in the first quarter of fiscal 2001 and $46.9 million in the prior quarter. As a percentage of total revenues, engineering, research and development costs were 115.0% in the first quarter of fiscal 2002, 20.4% in the first quarter of fiscal 2001, and 126.1% in the prior quarter. The increase from the first quarter of fiscal 2001 was principally due to increased headcount from fiscal 2001 acquisitions of approximately 240 employees, amortization of deferred stock compensation and higher costs to support our continuing efforts to develop new products. The decrease from the prior quarter was the result of the recent restructuring plan implemented in November 2001 which eliminated approximately 50 engineering, research and development personnel. We expect these expenses to decrease slightly in the second quarter of fiscal 2002 when compared to the first quarter of fiscal 2002, as we continue to streamline our cost structure. Our engineering, research and development costs are expensed as incurred.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses (SG&A) were $17.5 million in the first quarter of 2002, compared to $17.7 million in the first quarter of 2001 and $27.0 million in the prior quarter. In absolute dollars, SG&A expenses in the first quarter of fiscal 2002 remained relatively flat compared to the first quarter of fiscal 2001 primarily due to our efforts to streamline our cost structure. The decrease in SG&A expenses in absolute dollars from the prior quarter was due principally to the $8.0 million amortization charge recorded as a result of the residual guarantee provision of our operating lease agreement recorded in the fourth quarter of fiscal 2001. As a percentage of total revenues, SG&A expenses were 44.6% in the first quarter of 2002, compared to 10.7% in the first quarter of 2001 and 72.3% in the prior quarter. Exclusive of any non-recurring charges, we expect these costs to continue to decrease in absolute dollars, as we continue to streamline our cost structure.

   Restructuring Costs

   In the first quarter of fiscal 2002, we announced a restructuring plan as a result of the continued decreased demand for our products, a shift in the industry's technology and efforts to align our cost structure with the current business environment. This restructuring plan included a reduction of our workforce by 130 employees, consolidation of excess facilities and write-down of fixed assets deemed impaired. As a result of implementing the restructuring plan, we incurred a charge of $64.3 million.

   Included in the restructuring charge were workforce reduction costs of $0.7 million, primarily related to severance and fringe benefits. The termination of these 130 employees, primarily within our manufacturing and research and development operations, was completed in the current quarter. The consolidation of excess facilities resulted in a charge of $0.4 million, which represents lease terminations and non-cancelable lease costs that will be paid over the respective lease terms through May 2003.

   From fiscal 1999 through early fiscal 2001, we aggressively expanded our manufacturing capacity in order to meet expected demand. As a result of the significant decrease in demand during the last six months of fiscal 2001, continuing into fiscal 2002, and the rapid changes in the technology processes within the industry, we recorded a charge of approximately $63.2 million in the first quarter of fiscal 2002 for the elimination of certain excess manufacturing equipment, including fabrication and test equipment, and prepaid maintenance contracts associated with that equipment. This charge also included the write off of certain software licenses under non-cancelable agreements associated with research and development employment positions which were eliminated as the result of the cancellation of projects deemed non-strategic and projects that we determined would not yield an acceptable return on investment.


   Amortization of Goodwill and Intangible Assets

     We have elected to adopt FASB Statement No.142 "Goodwill and Other Intangible Assets" effective the beginning of fiscal 2002. In accordance with Statement 142, we ceased amortizing goodwill as of October 1, 2001. There was no impairment of goodwill upon adoption of Statement 142. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. Future goodwill impairment tests may result in charges to earnings. For additional information regarding Statement 142, see Note 2 "Goodwill and Other Intangible Assets" of the Notes to the Unaudited Condensed, Consolidated Financial Statements.

     Amortization of other intangible assets was $3.1 million in the first quarter of fiscal 2002, compared to $0.5 million in the first quarter of fiscal 2001. The increase in the amortization of other intangible assets was due to certain acquisitions completed in the later half of fiscal 2001 whereby approximately $37.3 million of the aggregate purchase price of those acquisitions was allocated to other intangible assets.


   Interest Income and Interest Expense

     Interest income was $5.2 million in the first quarter of fiscal 2001 compared to $15.4 million in the first quarter of fiscal 2000 and $8.2 million in the prior quarter. The decrease in interest income of $10.3 million and $3.1 million from the quarters ended December 31, 2000 and September 30, 2001, respectively, was the result of lower cash, short term and long term investments held throughout the quarter. This was primarily the result of the purchase of $182.9 million and $83.3 million aggregate principal amount of our convertible subordinated debentures for $148.7 million and $65.1 million in the six months ended September 30, 2001 and three months ended December 31, 2001, respectively, combined with lower interest rates paid on the Company's cash balances and an increase in net cash outflow. Interest expense was $4.3 million in the first quarter of fiscal 2002 compared to $8.3 million in the first quarter of fiscal 2001 and $7.2 million in the prior quarter. The decrease in interest expense of $4.0 million and $2.9 million from the first quarter and fourth quarter of fiscal 2001, respectively, was the result of the lower principal amount of the convertible subordinated debentures outstanding during the current quarter. Further, as a result of the interest rate swap agreement we entered into during the current quarter, interest expense was reduced by $1.0 million for the quarter ended December 31, 2001. As a result of this agreement, we expect to record lower interest expense in future periods to the extent the variable rate is lower than the fixed rate of our debentures and to the extent that we repurchase any additional debentures. However, to the extent the adjustable rate is higher than the fixed rate of our debentures, our interest expense would be higher. For additional information regarding the interest rate swap agreement, see Note 6 "Derivative Instruments and Hedging Activities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.


   Income Tax Expense (Benefit)

   For the quarter ended December 31, 2001, the effective income tax rate is (5.2%) compared to 41.7% for the quarter ended December 31, 2000. All current tax benefits being generated are subject to a 100% valuation allowance.

   Extraordinary Gain on Extinguishment of Debt

   In October and November, 2001, we purchased $83.3 million aggregate principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate of approximately $65.1 million. As a result, we recorded an extraordinary gain on early extinguishment of debt of approximately $10.5 million, net of income taxes of $6.6 million and a proportion of debt issue costs of $1.1 million, in the quarter ended December 31, 2001.

Liquidity and Capital Resources

   Operating Activities

   We used $30.6 million and generated $50.6 million from operating activities in the three months ended December 31, 2001 and 2000, respectively. The decrease in cash flow from operations was principally due to a decrease in revenue over a relatively fixed cost structure. For the remainder of fiscal 2002, we expect that our operating losses, compared to the first quarter of fiscal 2002, will slightly improve based on our efforts to streamline our cost structure.

   Investing Activities

   We generated $102.9 million and $87.1 million in investing activities during the three months ended December 31, 2001 and 2000, respectively. The cash generated in investing activities during the first quarter of fiscal 2002 was due to the maturity of net investments of $127.3 million in held to maturity debt and equity securities. The cash used in investing activities in the first quarter of fiscal 2002 was due to capital expenditures of $20.0 million and payments of collateral on equipment lease of $4.4 million recorded in restricted long-term deposits.

   Financing Activities

   We used $64.8 million and $1.9 million in financing activities for the three months ended December 31, 2001 and 2000, respectively. Financing activities for the three months ended December 31, 2001, represent the purchase $83.3 million carrying value of our convertible subordinated debentures for $65.1 million in and the repayment of debt obligations of $0.2 million. This was slightly offset by proceeds of $0.4 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans and proceeds of $0.1 million received from the limited partners of the Vitesse venture funds.

   Management believes that our cash and cash equivalents, short-term investments, and cash flow from operations are adequate to finance our planned growth and operating needs for the next 12 months.

Impact of Recent Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement 121") and the accounting and reporting provisions of APB Opinion No. 30. Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

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

Factors That May Affect Future Operating Results

Our Revenues Have Declined Substantially Since the Quarter Ended December 31, 2000, and We Expect That Our Operating Results Will Fluctuate in The Future Due to Reduced Demand in Our Markets

   Our revenues and earnings per share (excluding acquisition related and non-recurring charges) since December 31, 2000 have been declining on a quarter over quarter basis with only a slight improvement in the quarter ended December 31, 2001. Further, in the current quarter, our operating results were materially adversely affected by an inventory write-down, restructuring charges and impairment charges. If we are required to take additional charges such as these in the future, the adverse effect on our operating results may again be material. Due to general economic conditions and slowdowns in purchases of optical networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. In particular, we expect our revenues to be lower and loss per share to be greater for fiscal 2002 than in fiscal 2001. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control.
Additional factors that could affect our future operating results include the following:

   . The loss of major customers;
   . Variations, delays or cancellations of orders and shipments of our products;
   . Reduction in the selling prices of our products;
   . Significant changes in the type and mix of products being sold;
   . Delays in introducing new products;
   . Design changes made by our customers;
   . Our failure to manufacture and ship products on time;
   . Changes in manufacturing capacity, the utilization of this capacity and manufacturing yields;
   . Variations in product and process development costs;
   . Changes in inventory levels; and
   . Expenses or operational disruptions resulting from acquisitions.

   In the quarter ended December 31, 2001, we implemented cost reductions, including a reduction in work force of approximately 130 employees in an effort to bring our expenses into line with our reduced revenue expectations. However, for at least the next several quarters, we do not expect that these measures will be sufficient to offset lower revenues, and as such, we expect to continue to incur net losses. In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

The Market Price for Our Common Stock Has Been Volatile and Future Volatility Could Cause the Value of Your Investment in Our Company to Decline.

   Our stock price has experienced significant volatility recently. In particular, our stock price declined significantly in the context of announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the technology sector, particularly the optical networking equipment sector. Given these general economic conditions and the reduced demands for our products that we have experienced recently, we expect that our stock price will continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

   . Additional changes in financial analysts' estimates of our revenues and operating results;
   . Our failure to meet financial analysts' performance expectations; and . Changes in market valuations of other companies in the semiconductor or fiber optic equipment industries.

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

If We are Unable to Develop and Introduce New Products Successfully or to Achieve Market Acceptance of Our New Products, Our Operating Results would be Adversely Affected.

   Our future success will depend on our ability to develop new high-performance integrated circuits for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new ICs is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

   . Accurately predict market requirements and evolving industry standards; . Accurately define new products;
   . Timely complete and introduce new products;
   . Timely qualify and obtain industry interoperability certification of our products and our customers' products into which our products will be incorporated;
   . Achieve high manufacturing yields; and . Gain market acceptance of our products and our customers' products.

   If we are not able to develop and introduce new products successfully, our business, financial condition and results of operations will be materially and adversely affected.

We are Dependent on a Small Number of Customers in a Few Industries

   We intend to continue focusing our sales effort on a small number of customers in the communications and test equipment markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the quarter ended December 31, 2001, no single customer accounted for greater than 10% of total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

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

There Are Risks Associated with Recent and Future Acquisitions

   Since the beginning of fiscal 2000, we made four significant acquisitions.
In March 2000, we completed the acquisition of Orologic, Inc. ("Orologic") in exchange for approximately 4.5 million shares of our common stock. In May 2000, we completed the acquisition of SiTera Incorporated ("SiTera") for approximately
14.7 million shares of our common stock. In June 2001, we acquired Exbit Technology A/S ("Exbit") for up to approximately 2.7 million shares of our common stock and may be required to issue an additional 2.4 million shares upon the attainment of certain internal future performance goals. In July 2001, we completed the acquisition of Versatile Optical Networks, Inc. ("Versatile") for approximately 8.8 million shares of our common stock. Also since the beginning of fiscal 2000, we completed four smaller acquisitions for an aggregate of approximately $61.7 million consisting of approximately 0.8 million shares of common stock issued and stock options assumed and approximately $44.6 million in cash. These acquisitions may result in the diversion of management's attention from the day-to-day operations of the Company's business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially and adversely affected.

   In addition, acquisitions we make in the future could result in dilutive issuances of equity securities, substantial debt and amortization expenses related to intangible assets. In particular, in connection with our acquisition of Orologic, we were required to record an IPR&D charge of $45.6 million in the three months ended March 31, 2000. In addition, under the new FASB Standard No.142, which we adopted as of October 1, 2001, certain intangible assets relating to acquired businesses, including goodwill, are maintained on the balance sheet rather than being amortized. As of December 31, 2001, we have included an aggregate of $553.1 million of such assets on our balance sheet. These assets may eventually be written down to the extent they are deemed to be impaired and any such write-downs would adversely affect our results. Our management frequently evaluates strategic opportunities available. In the future, we may pursue additional acquisitions of complementary products, technologies or businesses.

Our Industry is Highly Competitive

   The markets for our products are intensely competitive and subject to rapid technological advancement in design tools, wafer-manufacturing techniques, process tools and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors. Our competitors include Applied Micro Circuits Corporation, Broadcom, Conexant Systems, IBM, Intel, Infineon, and PMC Sierra. We also compete with internal ASIC design units of systems companies such as Cisco and Nortel. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our broad range of products. These companies, individually or collectively, could represent future competition for many design wins and subsequent product sales.

   We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customer's products.

   Competition is particularly strong in the market for optical networking chips, in part due to the market's growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. These companies, individually and collectively, represent strong competition for many design wins and subsequent product sales. Larger competitors in our market have acquired both publicly traded and privately held companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that Vitesse might have otherwise won.


There are Risks Associated with Doing Business in Foreign Countries

In fiscal 2001, international sales accounted for 23%, of our total revenues, and we expect international sales to constitute a substantial portion of our total revenues for the foreseeable future. International sales involve a variety of risks and uncertainties, including risks related to:

   . Reliance on strategic alliance partners;
   . Compliance with foreign regulatory requirements;
   . Variability of foreign economic conditions;
   . Changing restrictions imposed by U.S. export laws; and . Competition from U.S. based companies that have firmly established significant international operations.

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

   Since a majority of our manufacturing costs are relatively fixed, maintaining a number of shippable die per wafer is critical to our operating results. Yield decreases can result in higher unit costs and may adversely affect gross profit and net income. We use estimated yields for valuing work-in-process inventory. If actual yields are materially different than these estimates, we may need to revalue work-in-process inventory. Consequently, if any of our current or future products experience yield problems, our financial results may be adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


   In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in interest rates. The Company addresses this risk through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. The Company does not enter into financial instruments for trading or speculative purposes.

   To ensure the adequacy and effectiveness of the Company's interest rate hedge positions, the Company continually monitors its interest rate swap positions, both on a stand-alone basis and in conjunction with its underlying interest rate, from an accounting and economic perspective.

   However, given the inherent limitations of forecasting and the anticipatory nature of the exposure intended to be hedged, there can be no assurance that such programs will offer more than a portion of the adverse financial impact resulting from unfavorable movements in interest rates. In addition, the timing of the accounting for recognition of gains and losses related to the mark-to-market instruments for any given period may not coincide with the timing of the gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's consolidated operating results and financial position. The gains and losses realized from the interest rate swap are recorded in "Interest expense" in the accompanying condensed consolidated statement of operations.

   In June 1998, SFAS No. 133 was issued, as amended, and was effective for all periods for fiscal years beginning after June 30, 2000 (October 1, 2000 for the Company). SFAS No. 133 establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedging accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains or losses to offset the related results on the hedged item in the income statement, and requires that entity must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on October 1, 2000. The Company had no derivative instruments prior to fiscal year September 30, 2001.

   For the quarter ended December 31, 2001, the Company entered into an interest rate swap which was recorded at fair value as a derivative liability on the Company's condensed consolidated balance sheet at December 31, 2001.

The Company's interest income and expense and debt is more sensitive to fluctuations in the general level of the U.S. interest rates. Changes in the U.S. interest rate affect the interest earned on the Company's cash and cash equivalents, short-term and long-term investments, interest expense on the Company's debt as well as the fair value of debt.

   The Company's exposure to market risk for changes in interest rates results from the Company's long-term debt and related derivative financial instruments. The Company entered into an interest rate swap agreement to reduce the impact of interest rate changes on its long-term debt. The swap agreement allows the Company to swap long-term borrowings at fixed rates into variable rates that are anticipated to be lower than rates available to the Company.

   As a result, the swap effectively converts the Company's fixed-rate debt to variable-rates and qualify for hedge accounting treatment. Since this interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, changes in the fair value of the swap agreement will be recorded as interest expense to the extent that such changes are effective and as long as the hedge requirements are met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying condensed consolidated statement of operations.

                                    PART II

                               OTHER INFORMATION

Item 2.    Changes in Securities

           None.


Item 6.    Exhibits & Reports on Form 8-K

    (a)    Exhibits

           None.

    (b)    Reports on Form 8-K

           None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VITESSE SEMICONDUCTOR CORPORATION


February 14, 2002                         By: /s/Eugene F. Hovanec
                                             --------------------------------
                                             Eugene F. Hovanec
                                             Vice President, Finance and
                                             Chief Financial Officer