Form 10-Q
period 2002-03-31
VITESSE SEMICONDUCTOR CORP
filed 2002-05-15
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission file number 0-19654

VITESSE SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0138960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

741 Calle Plano
Camarillo, CA 93012
(Address of principal executive offices)
(805) 388-3700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:     Yes    ☑    No  ☐.

As of April 30, 2002, there were 200,816,561 shares of $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

T ABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2002	Sept. 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,121	$92,847
Short-term investments (principally marketable securities)	138,784	126,938
Accounts receivable, net	49,542	53,730
Inventories, net	42,538	44,833
Prepaid expenses and other current assets	15,917	12,447
Deferred tax assets, net	22,910	22,910

Total current assets	369,812	353,705

Long-term investments (principally marketable securities)	270,446	454,849
Property and equipment, net	202,131	248,332
Restricted long-term deposits	92,600	87,987
Goodwill, net	551,949	553,066
Other intangible assets, net	35,764	42,057
Deferred tax assets, net	122,902	122,902
Other assets	65,720	69,884

	$1,711,324	$1,932,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,359	$897
Current portion of convertible subordinated debt	—	69,765
Accounts payable	19,714	21,463
Accrued expenses and other current liabilities	15,742	23,198
Accrued interest expense	434	955
Income taxes payable	14,582	12,172

Total current liabilities	51,831	128,450

Long-term debt	1,247	1,703
Derivative liability	15,247	—
Convertible subordinated debt, net of $15,248 discount	438,580	467,328
Minority interest	6,377	6,296
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 198,347,998 and 197,440,321 shares on March 31, 2002 and Sept. 30, 2001, respectively	1,983	1,974
Additional paid-in capital	1,398,885	1,396,466
Deferred compensation	(63,690)	(81,582)
Retained earnings (deficit)	(139,136)	12,147

Total shareholders’ equity	1,198,042	1,329,005

	$1,711,324	$1,932,782

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended			Six Months Ended
	Mar. 31, 2002	Mar. 31, 2001	Dec. 31, 2001	Mar. 31, 2002	Mar. 31, 2001
Revenues	$42,089	$121,757	$39,149	$81,238	$286,823

Costs and expenses:
Cost of revenues	22,640	46,004	33,916	56,556	98,351
Engineering, research and development	44,335	38,101	45,031	89,366	71,766
Selling, general and administrative	17,035	18,259	17,471	34,506	35,924
Restructuring charge	276	—	64,299	64,575	—
Amortization of intangible assets	3,147	20,893	3,146	6,293	41,227

Total costs and expenses	87,433	123,257	163,863	251,296	247,268

Income (loss) from operations	(45,344)	(1500)	(124,714)	(170,058)	39,555

Interest income	4,843	13,712	5,159	10,002	29,124
Interest expense	(3,900)	(8,388)	(4,324)	(8,224)	(16,693)
Other expense	—	(654)	—	—	(654)

Other income, net	943	4,670	835	1,778	11,777

Income (loss) before income taxes and extraordinary item	(44,401)	3,170	(123,879)	(168,280)	51,332
Income tax expense (benefit)	—	14,394	(6,495)	(6,495)	34,454

Income (loss) before extraordinary item	(44,401)	(11,224)	(117,384)	(161,785)	16,878
Extraordinary gain on early extinguishment of debt, net of $6,596 of tax expense	—	—	10,502	10,502	—

Net income (loss)	$(44,401)	$(11,224)	$(106,882)	$(151,283)	$16,878

Basic and diluted extraordinary gain per share:	$—	$—	$0.05	$0.05	$—

Net income (loss) per share:
Basic	$(0.22)	$(0.06)	$(0.54)	$(0.76)	$0.09

Diluted	$(0.22)	$(0.06)	$(0.54)	$(0.76)	$0.09

Shares used in per share computations:
Basic	198,043	182,150	197,543	197,811	181,383

Diluted	198,043	182,150	197,543	197,811	192,619

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net income (loss)	$(151,283)	$16,878
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42,493	63,696
Property and equipment write off	46,958	—
Inventory write off	12,033	—
Prepaid maintenance write off	16,201	—
Amortization of debt issue costs and debt discount	651	1,919
Amortization of deferred compensation	16,185	5,748
Extraordinary gain on extinguishment of debt, net	(10,502)	—
Gain on derivative instrument	(1)	—
Increase in equity associated with tax benefit from exercise of stock options	—	46,238
Deferred tax assets, net	—	(11,836)
Change in assets and liabilities:
(Increase) decrease in, net of effects of acquisitions:
Accounts receivable, net	4,188	(18,624)
Inventories, net	(9,738)	(20,707)
Prepaid expenses and other current assets	(19,671)	16,998)
Other assets	2,396	(14,255)
Increase (decrease) in, net of effects of acquisitions:
Accounts payable	(1,749)	18,984
Accrued expenses and other current liabilities	(6,860)	(12,429)
Income taxes payable	(4,186)	(8,307)

Net cash provided by (used in) operating activities	(62,885)	50,307

Cash flows from investing activities:
Investments, net	172,557	(84,736)
Capital expenditures	(36,482)	(111,224)
Restricted long-term deposits	(4,613)	(4,942)
Payment for purchase of companies, net of cash acquired	—	(11,242)

Net cash provided by (used in) investing activities	131,462	(212,144)

See accompanying Notes to Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	March 31, 2002	March 31, 2001
Cash flows from financing activities:
Principal payments under long-term debt and capital leases	(469)	(7,379)
Repurchase of convertible subordinated debt	(65,050)	—
Capital contributions by minority interest limited partners	81	950
Proceeds from issuance of common stock, net	4,135	4,487

Net cash used in financing activities	(61,303)	(1,942)

Net increase in cash and cash equivalents	7,274	135,802
Cash and cash equivalents at beginning of period	92,847	257,081

Cash and cash equivalents at end of period	$100,121	$392,883

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$6,741	$265

Income taxes	$314	$289

Supplemental disclosures of non-cash transactions:

Property and equipment financing	$475	$—

Reversal of accrued acquisition costs	$1,117	$—

Cancellation of stock options	$1,439	$—

Issuance of stock options in purchase transaction	$—	$4,930

Issuance of common stock in purchase transaction	$—	$6,112

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and include the accounts of Vitesse Semiconductor Corporation and its subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated. In management’s opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. This report should be read in conjunction with the audited financial statements presented in the 2001 Annual Report. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company’s audited financial statements for fiscal year 2001 contained in the Annual Report have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.

Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with maturities over three months and up to one year are considered short-term investments. Investments with maturities over one year are considered long-term investments. Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1, P-1 and obligations of the U.S. government and its agencies. Pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies its debt securities as held-to-maturity securities, which are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. As of March 31, 2002 and September 30, 2001, the carrying value was substantially the same as market value.

Derivative Instruments and Hedging Activities

The Company utilizes interest rate swap agreements to manage interest rate exposures in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133. The Company records all derivatives on the balance sheet at fair value.

Computation of Net Income (Loss) per Share

The reconciliation of shares used to calculate basic and diluted income (loss) per share consists of the following (in thousands):

VITESSE SEMICONDUCTOR COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended			Six Months Ended
	Mar. 31, 2002	Mar. 31, 2001	Dec. 31, 2001	Mar. 31, 2002	Mar. 31, 2001
Shares used in basic per share computations –weighted average shares outstanding	198,043	182,150	197,543	197,811	181,383
Net effect of dilutive common share equivalents based on treasury stock method	—	—	—	—	11,236

Shares used in diluted per share computation	198,043	182,150	197,543	197,811	192,619

Stock options and other convertible securities exercisable for 43,303,153, 16,584,160 and 44,585,205 shares that were outstanding at March 31, 2002 and 2001, and December 31, 2001, respectively, were not included in the computation of diluted net income (loss) per share, as the effect of their inclusion would be antidilutive. The antidilutive common stock equivalents consist of employee stock options and the convertible subordinated debentures that are convertible into the Company’s common stock at a conversion price of $112.19.

Reclassifications

Where necessary, prior periods’ information has been reclassified to conform to the current period condensed consolidated financial statement presentation.

Note 2.    Restructuring Costs and Other Special Charges

Restructuring costs—In the first quarter of fiscal 2002, the Company announced a restructuring plan as a result of the continued decrease in demand for its products, a shift in the industry’s technology and efforts to align its cost structure with the current business environment. This restructuring plan included a workforce reduction, consolidation of excess facilities and write-down of fixed assets deemed impaired. Restructuring costs of $0.3 million and $64.6 million were recognized in the three and six months ended March 31, 2002, respectively. The summary of restructuring costs and activity related to the restructuring liabilities, including a rollforward of restructuring charges recognized in the prior year are outlined as follows (in thousands):

	Workforce Reduction	Excess Facilities	Impairment Of Assets	Total
Balance at September 30, 2001	$1,229	1,706	—	2,935
Total charge	1,012	404	63,159	64,575
Noncash charges	—	(662)	(63,159)	(63,821)
Cash payments	(1,139)	(572)	—	(1,711)

Balance at March 31, 2002	$1,102	876	—	1,978

VITESSE SEMICONDUCTOR COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2001, the Company reduced its workforce by 130 employees, primarily within the Company’s manufacturing and research and development operations, and recorded a charge of approximately $0.3 million and $1.0 million, in the three and six months ended March 31, 2002, respectively, primarily related to severance and fringe benefits. The termination of these employees was completed in the current quarter. The consolidation of excess facilities resulted in a charge of $0.4 million which represents lease terminations, non-cancelable lease costs and write off of leasehold improvements and office equipment related to the leases and will be paid over the respective lease terms through May 2003.

From fiscal 1999 through early fiscal 2001, the Company aggressively expanded its manufacturing capacity in order to meet expected demand. As a result of the significant decrease in demand during the last six months of fiscal 2001, continuing into fiscal 2002, and the rapid changes in the technology processes within the industry, the Company recorded a charge of approximately $63.2 million in the first quarter of fiscal 2002 for the elimination of certain excess manufacturing equipment equaling $47.0 million, including fabrication and test equipment, and prepaid maintenance contracts associated with that equipment equaling $16.2 million. This charge also included the write off of certain software licenses under non-cancelable agreements associated with research and development employment positions which were eliminated as a result of the cancellation of projects deemed non-strategic and projects the Company determined would not yield an acceptable return on investment.

In the quarter ended June 30, 2001, the Company implemented a similar restructuring plan due to the sharp decline in demand for its products resulting in a charge of $26.6 million, with a remaining accrued restructuring balance of $2.9 million as of September 30, 2001. In the six months ended March 31, 2002, the Company’s activities related to the 2001 restructuring accrual resulted in cash payments of approximately $0.7 million and non-cash charges of approximately $0.5 million.

Note 3.    Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement No. 141, “Business Combinations”, and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Statement 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, Statement 142 requires intangible assets, other than goodwill, to be amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to ten years.

Statement 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt the statement effective as of October 1, 2001. In accordance with Statement 142, the Company has ceased amortizing goodwill totaling $552.0 million, including $6.4 million of acquired workforce previously classified as other intangible assets.

The following table presents details of the Company’s total other intangible assets (in thousands):

VITESSE SEMICONDUCTOR COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$813	(813)	—
Technology	43,765	(10,698)	33,067
Covenants not to compete	4,000	(1,303)	2,697

Total	$48,578	(12,814)	35,764

September 30, 2001
Customer relationships	$813	(610)	203
Technology	43,765	(5,496)	38,269
Covenants not to compete	4,000	(415)	3,585
Workforce	11,110	(4,709)	6,401

Total	$59,688	(11,230)	48,458

The following table presents the amortization expense of other intangible assets as reported in the Consolidated Statements of Operations (in thousands):

	Three Months Ended			Six Months Ended
	Mar. 31, 2002	Mar. 31, 2001	Dec. 31, 2001	Mar. 31, 2002	Mar. 31, 2001

Amortization expense	$3,147	$530	$3,146	$6,293	$1,060

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year	Amount
2002 (remaining six months)	$4,758
2003	9,516
2004	8,879
2005	8,048
2006	4,146
2007	190
Thereafter	227

Total	35,764

The following presents the impact of Statement 142 on net income (loss) and net income (loss) per share had the statement been in effect for the second quarter of fiscal 2001 and the six month period ended March 31, 2001 (in thousands, except per share amounts):

VITESSE SEMICONDUCTOR COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended			Six Months Ended
	Mar. 31, 2002	Mar. 31, 2001	Dec. 31, 2001	Mar. 31, 2002	Mar. 31, 2001
Reported net income (loss)	$(44,401)	$(11,224)	$(106,882)	$(151,283)	$16,878

Adjustments:
Amortization of goodwill	—	19,844	—	—	$39,226
Amortization of workforce	—	519	—	—	941

Adjusted net income (loss)	$(44,401)	$9,139	$(106,882)	$(151,283)	$57,045

Basic net income (loss) per share – as reported	$(0.22)	$(0.06)	$(0.54)	$(0.76)	$0.09
Basic net income (loss) per share – adjusted	$(0.22)	$0.05	$(0.54)	$(0.76)	$0.31
Diluted net income (loss) per share – as reported	$(0.22)	$(0.06)	$(0.54)	$(0.76)	$0.09
Diluted net income (loss) per share – adjusted	$(0.22)	$0.05	$(0.54)	$(0.76)	$0.30

The Company only operates within one reporting unit. Therefore, any allocation of goodwill is not required. Upon the adoption of SFAS No. 142 and in accordance with its provisions, the Company did not record any transitional impairment charges.

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of March 31, 2002, no impairment of goodwill has been recognized. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has become impaired.

Note 4.    Inventories, net

Inventories consist of the following (in thousands):

	March 31, 2002	Sept. 30, 2001
Raw materials	$5,678	$3,978
Work in process and finished goods	36,860	40,855

	$42,538	$44,833

During the first quarter of fiscal 2002, the Company wrote off $12.0 million of excess and obsolete inventories. The continued industry-wide reduction in capital spending and the resulting decrease in demand for the Company’s products, resulted in significant adjustments to reduce sales forecasts established at the end of fiscal year 2001. As a result, the Company recorded a charge, in accordance with the Company’s inventory reserve methodology, which was included in the costs of revenues in the quarter ended December 31, 2001.

VITESSE SEMICONDUCTOR COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Debt

In October and November 2001, the Company purchased $83.3 million principal amount of its 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $65.1 million. As a result, the Company recorded an extraordinary gain on early extinguishment of debt of approximately $10.5 million, net of income taxes of $6.6 million and a proportion of deferred debt issuance costs of $1.1 million, in the quarter ended December 31, 2001.

Note 6.    Derivative Instruments and Hedging Activities

In the quarter ended December 31, 2001, the Company entered into an interest-rate related derivative instrument to manage its exposure on its debt instruments that is recorded as a derivative liability. The Company does not enter into derivative instruments for trading or speculative purposes.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the risk of the counter-party failing to perform under the terms of the derivative contract when the contract’s value is in the Company’s favor. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with the interest-rate contract is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s debt.

The Company uses fixed debt to finance its operations. The debt obligation exposes the Company to variability in the fair value of debt due to changes in interest rates. Management believes it is prudent to limit the variability. To meet this objective, management entered into an interest rate swap agreement to manage fluctuations in debt resulting from interest rate risk and designated this agreement as the hedging instrument in a fair value hedging relationship under SFAS 133. This swap changes the fixed-rate exposure on the debt to variable. Under the terms of the interest rate swap, the Company receives fixed interest rate payments and makes variable interest rate payments, thereby managing the value of debt.

Changes in the fair value of the interest rate swap designated as hedging instruments that effectively offset the fair value variability associated with fixed-rate, long-term debt are reported in interest expense as a yield adjustment of the hedged debt.

Interest expense for the six months ended March 31, 2002 includes a deminimus amount of net gains representing fair value hedge ineffectiveness arising from slight differences between the fair value change in the interest rate swap and the change in fair value of the hedged debt obligation. The maximum term over which the Company is hedging exposures to the variability of debt for interest risk is 39 months. There were no hedges discontinued during the current quarter.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), in particular, in “Results of Operations – Cost of Revenues”, “–Engineering, Research and Development Costs”, “–Interest Income and Interest Expense” and “–Liquidity and Capital Resources”, and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Operating Results.”

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an on going basis, we evaluate our estimates, including those related to our allowance for doubtful accounts and sales returns, inventory reserves, goodwill and purchased intangible asset valuations, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts, Sales Returns Reserve and Revenue Recognition

We evaluate the collectibility of our accounts receivable based on a combination of factors. At March 31, 2002, we maintained an allowance for doubtful accounts and sales returns reserve of approximately 28% of gross accounts receivable. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

We recognize product revenue when products are shipped to customers, which is when title and risk of loss transfers to the customers. Revenue from development contracts is recognized upon attainment of specific milestones established under the customer contracts. Revenue from products deliverable under development contracts, including design tools and prototype products, is recognized upon delivery. We record a provision for estimated sales returns in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, we do not record any value for the excess inventory. If we have previously recorded the value of such inventory determined to be in excess of projected demand, or if we determine that inventory is obsolete, we write off these inventories in the period the determination is made. For example, due to reduced capital spending by our customers and the resulting reduction in demand for our products, we wrote off $12.0 million of excess and obsolete inventory in November 2001. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. At March 31, 2002, we recorded inventories of $42.5 million compared to $44.8 million at September 30, 2001. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of revenues in the period the revision is made.

Goodwill and Purchased Intangible Assets

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). The amounts and useful lives assigned to intangible assets impact future amortization; the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

Impairment of Long-Lived Assets

Long-lived assets include property, plant and equipment. At March 31, 2002, long-lived assets constituted 23% of our total tangible assets. We routinely consider whether indicators of impairment of long-lived assets are present, such as reductions in demand or significant economic slowdowns in the semiconductor industry. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. We may incur impairment losses in future periods if factors influencing our estimates change.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgement is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not recorded a valuation allowance as of March 31, 2002, as we believe we currently have the ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

Revenues

Total revenues in the second quarter of fiscal 2002 were $42.1 million, a decrease of 65.4% from the $121.8 million recorded in the second quarter of fiscal 2001 and an increase of 7.7% from the $39.1 million recorded in the prior quarter. For the six months ended March 31, 2002, total revenues were $81.2 million, a 71.7% decrease from the $286.8 million recorded in the six months ended March 31, 2001. The decrease in revenue in the second quarter of fiscal 2002 from the second quarter of fiscal 2001 was due to continued adverse market conditions and the sharp reduction in demand for our existing products from our communications customers over the past year. The increase in the current quarter revenue from the prior quarter revenue was due to slight improvement of current market conditions and the stabilizing of our industry.

Cost of Revenues

Cost of revenues as a percentage of total revenues in the second quarter of fiscal 2002 was 53.8% compared to 37.8% in the second quarter of fiscal 2001 and 86.6% in the prior quarter. The increase in cost of revenues as a percentage of total revenues from the second quarter of fiscal 2001, is the result of significantly lower quarterly revenues on a base of relatively fixed manufacturing costs, and the introduction of new products which generally have lower yields when first released. In the prior quarter, continued industry-wide reduction in capital spending and the resulting decrease in demand for our products resulted in significant adjustments to reduce sales forecasts established at the end of fiscal year 2001. As a result, we recorded a charge of $12.0 million for the write off of excess and obsolete inventories in accordance with the Company’s inventory reserve methodology. Excluding the inventory write off, cost of revenues in the first quarter of fiscal 2002 would have been $21.9 million, or 56.0% of revenues. The slight improvement to 53.8% in the current quarter from 56.0% in the prior quarter is the result of our continued efforts to decrease costs and improve manufacturing yields for mature products as well as products within our optical systems division. We anticipate that cost of revenues as a percentage of total revenues will continue to fluctuate in the near term based primarily on the demand for our products.

Engineering, Research and Development Costs

Engineering, research and development expenses were $44.3 million in the second quarter of fiscal 2002 compared to $38.1 million in the second quarter of fiscal 2001 and $45.0 million in the prior quarter. For the six months ended March 31, 2002, engineering, research and development expenses were $89.4 million compared to $71.8 million in the six months ended March 31, 2001. As a percentage of total revenues, engineering, research and development expenses were 105.2% in the second quarter of fiscal 2002, 31.3% in the second quarter of fiscal 2001, and 115.1% in the prior quarter. For the six months ended March 31, 2002, engineering, research and development expenses as a percentage of total revenues increased to 110.1% from 25.0%, in the comparable period a year ago. The increase in absolute dollars from the second quarter of fiscal 2001 was principally due to increased headcount from fiscal 2001 acquisitions of approximately 240 employees, amortization of deferred stock compensation and higher costs to support our continuing efforts to develop new products. The decrease from the prior quarter was the result of the recent restructuring plan implemented in November 2001 which eliminated approximately 50 engineering, research and development personnel. We expect these expenses to decrease slightly in the third quarter of fiscal 2002 when compared to the second quarter of fiscal 2002, as we continue to streamline our cost structure. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $17.0 million in the second quarter of 2002, compared to $18.3 million in the second quarter of 2001 and $17.5 million in the prior quarter. For the six months ended March 31, 2002, SG&A expenses were $34.5 million compared to $35.9 million, in the comparable period a year ago. As a percentage of total revenues, SG&A expenses were 40.4% in the second quarter of 2002, compared to 15.0% in the second quarter of 2001 and 44.8% in the prior quarter. For the six months ended March 31, 2002, SG&A expenses as a percentage of total revenues increased to 42.5% from 12.5%, in the comparable period a year ago. In absolute dollars, SG&A expenses in the second quarter of fiscal 2002 decreased compared to the second quarter of fiscal 2001 and the prior quarter primarily due to our efforts to streamline our cost structure.

Restructuring Costs

In the first quarter of fiscal 2002, we announced a restructuring plan as a result of the continued decreased demand for our products, a shift in the industry’s technology and efforts to align our cost structure with the current business environment. This restructuring plan included a reduction of our workforce by 130 employees, consolidation of excess facilities and write-down of fixed assets deemed impaired. As a result of implementing the restructuring plan, we incurred a charge of $0.3 million and $64.6 million in the three and six months ended March 31, 2002, respectively.

Included in the restructuring charge were workforce reduction costs of $0.3 million and $1.0 million in the three and six months ended March 31, 2002, respectively, primarily related to severance and fringe benefits. The termination of these 130 employees, primarily within our manufacturing and research and development operations, was completed in the current quarter. The consolidation of excess facilities resulted in a charge of $0.4 million in the prior quarter, which represents lease terminations and non-cancelable lease costs that will be paid over the respective lease terms through May 2003.

From fiscal 1999 through early fiscal 2001, we aggressively expanded our manufacturing capacity to meet expected demand. As a result of the significant decrease in demand during the last six months of fiscal 2001, continuing into fiscal 2002, and the rapid changes in the technology processes within the industry, we recorded a charge of approximately $63.2 million in the first quarter of fiscal 2002 for the elimination of certain excess manufacturing equipment, including fabrication and test equipment, and prepaid maintenance contracts associated with that equipment. This charge also included the write off of certain software licenses under non-cancelable agreements associated with research and development employment positions which were eliminated as the result of the cancellation of projects deemed non-strategic and projects that we determined would not yield an acceptable return on investment.

Amortization of Goodwill and Intangible Assets

We have elected to adopt FASB Statement No.142 “Goodwill and Other Intangible Assets” effective the beginning of fiscal 2002. In accordance with Statement 142, we ceased amortizing goodwill as of October 1, 2001. There was no transitional impairment of goodwill upon adoption of Statement 142. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. Future goodwill impairment tests may result in charges to earnings. For additional information regarding Statement 142, see Note 2 “Goodwill and Other Intangible Assets” of the Notes to the Unaudited Condensed, Consolidated Financial Statements.

Amortization of other intangible assets was $3.1 million in the second quarter of fiscal 2002, compared to $0.5 million in the second quarter of fiscal 2001 and $3.1 million in the prior quarter. For the six months ended March 31, 2002, amortization of other intangible assets was $6.3 million compared to $1.1 million in the comparable period a year ago. The increase in the amortization of other intangible assets was due to certain acquisitions completed in the later half of fiscal 2001 whereby approximately $37.3 million of the aggregate purchase price of those acquisitions was allocated to other intangible assets.

Interest Income and Interest Expense

Interest income was $4.8 million in the second quarter of fiscal 2001 compared to $13.7 million in the second quarter of fiscal 2001 and $5.2 million in the prior quarter. The decrease in interest income of $8.9 million and $0.4 million from the quarters ended March 31, 2001 and December 31, 2001, respectively, was the result of lower cash, short term and long term investments held throughout the quarter as well as a significant decline in interest rates paid on our cash balances. The decrease in cash balances was primarily the result of the purchase of

$182.9 million and $83.3 million aggregate principal amount of our convertible subordinated debentures for $148.7 million and $65.1 million in the six months ended September 30, 2001 and three months ended December 31, 2001.

Interest expense was $3.9 million in the second quarter of fiscal 2002 compared to $8.4 million in the second quarter of fiscal 2001 and $4.3 million in the prior quarter. The decrease in interest expense of $4.5 million and $0.4 million from the quarters ended March 31, 2001 and December 31, 2001, respectively, was the result of the lower principal amount of the convertible subordinated debentures outstanding during the current quarter. Further, as a result of the interest rate swap agreement we entered into during the prior quarter, interest expense was reduced by $2.4 million for the six months ended March 31, 2002. As a result of this agreement, we expect to record lower interest expense in future periods to the extent the variable rate is lower than the fixed rate of our debentures and to the extent that we repurchase any additional debentures. However, to the extent the adjustable rate is higher than the fixed rate of our debentures, our interest expense would be higher. For additional information regarding the interest rate swap agreement, see Note 6 “Derivative Instruments and Hedging Activities” of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Income Tax Expense (Benefit)

Our year to date effective income tax rate is (3.9%) for the six month period ended March 31, 2002 compared to 67.3% for the same period in the prior year. For the quarter ended March 31, 2002, the effective income tax rate was 0% compared to 454.1% for the quarter ended March 31, 2001. All current tax benefits being generated are subject to a 100% valuation allowance.

Extraordinary Gain on Extinguishment of Debt

In October and November 2001, we purchased $83.3 million aggregate principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate of approximately $65.1 million. As a result, we recorded an extraordinary gain on early extinguishment of debt of approximately $10.5 million, net of income taxes of $6.6 million and a proportion of debt issue costs of $1.1 million, in the quarter ended December 31, 2001.

Liquidity and Capital Resources

Operating Activities

We used $62.9 million and generated $50.3 million from operating activities in the six months ended March 31, 2002 and 2001, respectively. The decrease in cash flow from operations was principally due to a decrease in revenue over a relatively fixed cost structure.

Investing Activities

We generated $131.5 million and used $212.1 million in investing activities during the six months ended March 31, 2002 and 2001, respectively. The cash generated in investing activities during the first six months of fiscal 2002 was due to the maturity of net investments of $172.6 million in held to maturity debt and equity securities. This was offset by the use of $36.5 million for capital expenditures and $4.6 million for payments of collateral on equipment lease recorded in restricted long-term deposits.

Financing Activities

We used $61.3 million and $1.9 million in financing activities for the six months ended March 31, 2002 and 2001, respectively. Financing activities for the six months ended March 31, 2002, represent the purchase $83.3 million carrying value of our convertible subordinated debentures for $65.1 million in and the repayment of debt obligations of $0.5 million. This was slightly offset by proceeds of $4.1 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans and proceeds of $0.1 million received from the limited partners of the Vitesse venture funds.

Management believes that our cash and cash equivalents, short-term investments, and cash flow from operations are adequate to finance our planned growth and operating needs for the next 12 months.

Impact of Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement 121”) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

We are required to adopt Statement 144 no later than fiscal 2003, and plan to adopt its provisions for the quarter ending December 31, 2002. We do not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of Statement 144 will have on our consolidated financial statements.

Factors That May Affect Future Operating Results

Our Revenues Have Declined Substantially Relative to the Quarter Ended December 31, 2000, and We Expect That Our Operating Results Will Fluctuate in The Future Due to Reduced Demand in Our Markets

Our revenues and earnings per share (excluding acquisition related and non-recurring charges) since December 31, 2000 have been declining on a quarter over quarter basis with only a slight improvement in the quarters ended March 31, 2002 and December 31, 2001. Further, in the prior quarter, our operating results were materially adversely affected by an inventory write-down, restructuring charges and impairment charges. If we are required to take additional charges such as these in the future, the adverse effect on our operating results may again be material. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. In particular, we expect our revenues to be lower and loss per share to be greater for fiscal 2002 than in fiscal 2001. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

•	The loss of major customers;
•	Variations, delays or cancellations of orders and shipments of our products;
•	Reduction in the selling prices of our products;
•	Significant changes in the type and mix of products being sold;
•	Delays in introducing new products;
•	Design changes made by our customers;
•	Our failure to manufacture and ship products on time;
•	Changes in manufacturing capacity, the utilization of this capacity and manufacturing yields;
•	Variations in product and process development costs;
•	Changes in inventory levels; and
•	Expenses or operational disruptions resulting from acquisitions.

In the quarter ended December 31, 2001, we implemented cost reductions, including a reduction in work force of approximately 130 employees in an effort to bring our expenses into line with our reduced revenue expectations. However, for the remainder of fiscal 2002, we do not expect that these measures will be sufficient to offset lower revenues, and as such, we expect to continue to incur net losses. In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

The Market Price for Our Common Stock Has Been Volatile and Future Volatility Could Cause the Value of Your Investment in Our Company to Decline.

Our stock price has experienced significant volatility recently. In particular, our stock price declined significantly in the context of announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the technology sector, particularly the optical networking equipment sector. Given these general economic conditions and the reduced demands for our products that we have experienced recently, we expect that our stock price will continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

•	Additional changes in financial analysts’ estimates of our revenues and operating results;
•	Our failure to meet financial analysts’ performance expectations; and
•	Changes in market valuations of other companies in the semiconductor or networking industries.

In addition, many of the risks described elsewhere in this section could materially and adversely affect our stock price, as discussed in those risk factors. The stock markets have recently experienced substantial price and volume volatility. Fluctuations such as these have affected and are likely to continue to affect the market price of our common stock.

In the past, securities class action litigation has often been instituted against companies following periods of volatility and decline in the market price of such companies’ securities. If instituted against us, regardless of the outcome, such litigation could result in substantial costs and diversion of our management’s attention and resources and have a material adverse effect on our business, financial condition and results of operations. We could be required to pay substantial damages, including punitive damages, if we were to lose such a lawsuit.

If We are Unable to Develop and Introduce New Products Successfully or to Achieve Market Acceptance of Our New Products, Our Operating Results would be Adversely Affected.

Our future success will depend on our ability to develop new high-performance integrated circuits and optical modules for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new ICs is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. In addition, we only introduced optical modules since our acquisition of Versatile Optical Networks, Inc., in July 2001, and have only begun to see significant sales of these products in the current quarter. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	Accurately predict market requirements and evolving industry standards;
•	Accurately define new products;
•	Timely complete and introduce new products;
•	Timely qualify and obtain industry interoperability certification of our products and our customers’ products into which our products will be incorporated;
•	Achieve high manufacturing yields; and
•	Gain market acceptance of our products and our customers’ products.

If we are not able to develop and introduce new products successfully, our business, financial condition and results of operations will be materially and adversely affected.

We are Dependent on a Small Number of Customers in a Few Industries

We intend to continue focusing our sales effort on a small number of customers in the communications and test equipment markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the six months ended, no single customer accounted for greater than 10% of total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

There Are Risks Associated with Recent and Future Acquisitions

Since the beginning of fiscal 2000, we made four significant acquisitions. In March 2000, we completed the acquisition of Orologic, Inc. (“Orologic”) in exchange for approximately 4.5 million shares of our common stock. In May 2000, we completed the acquisition of SiTera Incorporated (“SiTera”) for approximately 14.7 million shares of our common stock. In June 2001, we acquired Exbit Technology A/S (“Exbit”) for up to approximately 2.7 million shares of our common stock and may be required to issue an additional 2.4 million shares upon the attainment of certain internal future performance goals. In July 2001, we completed the acquisition of Versatile Optical Networks, Inc. (“Versatile”) for approximately 8.8 million shares of our common stock. Also since the beginning of fiscal 2000, we completed four smaller acquisitions for an aggregate of approximately $61.7 million consisting of approximately 0.8 million shares of common stock issued and stock options assumed and approximately $44.6 million in cash. These acquisitions may result in the diversion of management’s attention from the day-to-day operations of the Company’s business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially and adversely affected.

Our management frequently evaluates strategic opportunities available. In the future, we may pursue additional acquisitions of complementary products, technologies or businesses. Acquisitions we make in the future could result in dilutive issuances of equity securities, substantial debt and amortization expenses related to intangible assets. In particular, in connection with our acquisition of Orologic, we were required to record an IPR&D charge of $45.6 million in the three months ended March 31, 2000. In addition, under the new FASB Standard No.142, which we adopted as of October 1, 2001, certain intangible assets relating to acquired businesses, including goodwill, are maintained on the balance sheet rather than being amortized. As of March 31, 2002, we have included an aggregate of $552.0 million of such assets on our balance sheet. These assets may eventually be written down to the extent they are deemed to be impaired and any such write-downs would adversely affect our results.

Our Industry is Highly Competitive

The markets for our products are intensely competitive and subject to rapid technological advancement in design tools, wafer-manufacturing techniques, process tools and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors. Our competitors include Agere, Applied Micro Circuits Corporation, Broadcom, Conexant Systems, IBM, Intel, Infineon, and PMC Sierra. We also compete with internal ASIC design units of systems companies such as Cisco and Nortel. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our product line. These companies, individually or collectively, could represent future competition for many design wins and subsequent product sales.

We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customer’s products.

Competition is particularly strong in the market for optical networking chips, in part due to the market’s growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. These companies, individually and collectively, represent strong competition for many design wins and subsequent product sales. Larger competitors in our market have acquired both publicly traded and privately held companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that Vitesse might have otherwise won.

There are Risks Associated with Doing Business in Foreign Countries

In fiscal 2001, international sales accounted for 23%, of our total revenues, and we expect international sales to constitute a substantial portion of our total revenues for the foreseeable future. International sales involve a variety of risks and uncertainties, including risks related to:

•	Reliance on strategic alliance partners;
•	Compliance with foreign regulatory requirements;
•	Variability of foreign economic conditions;
•	Changing restrictions imposed by U.S. export laws; and
•	Competition from U.S. based companies that have firmly established significant international operations.

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

Our Manufacturing Yields Are Subject to Fluctuation

Semiconductor fabrication is a highly complex and precise process. Defects in masks, impurities in the materials used, contamination of the manufacturing environment and equipment failures can cause a large percentage of wafers or die to be rejected. Manufacturing yields vary among products, depending on a particular high-performance integrated circuit’s complexity and on our experience in manufacturing it. In the past, we have experienced difficulties in achieving acceptable yields on some high-performance integrated circuits, which has led to shipment delays. Our overall yields are lower than yields obtained in a mature silicon process because we manufacture a large number of different products in limited volume and our process technology is less developed. We anticipate that many of our current and future products may never be produced in volume.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates. We address this risk through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into financial instruments for trading or speculative purposes.

Our interest income and expense and debt is more sensitive to fluctuations in the general level of the U.S. interest rates. Changes in the U.S. interest rate affect the interest earned on our cash and cash equivalents, short-term and long-term investments, interest expense on our debt as well as the fair value of debt.

To ensure the adequacy and effectiveness of our interest rate hedge positions, we continually monitor our interest rate swap positions, both on a stand-alone basis and in conjunction with our underlying interest rate, from an accounting and economic perspective.

However, given the inherent limitations of forecasting and the anticipatory nature of the exposure intended to be hedged, there can be no assurance that such programs will enable us to hedge more than a portion of the adverse financial impact resulting from unfavorable movements in interest rates. In addition, the timing of the accounting for recognition of gains and losses related to the mark-to-market instruments for any given period may not coincide with the timing of the gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position. The gains and losses realized from the interest rate swap are recorded in “Interest expense” in the accompanying condensed consolidated statement of operations.

For the quarter ended December 31, 2001, we entered into an interest rate swap which has been recorded at fair value as a derivative liability on our condensed consolidated balance sheet at March 31, 2002. We entered into the agreement to reduce the impact of interest rate changes on our long-term debt. The swap agreement allows us to swap long-term borrowings at fixed rates into variable rates that are anticipated to be lower than rates available to us. As a result, the swap effectively converts our fixed-rate debt to variable-rates and qualify for hedge accounting treatment. Since this interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, changes in the fair value of the swap agreement will be recorded as interest expense to the extent that such changes are effective and as long as the hedge requirements are met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying condensed consolidated statement of operations.

PART II

OTHER INFORMATION

Item 2.    Changes in Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On January 29, 2002, we held our regular Annual Meeting of Stockholders. The purpose of the meeting was to elect Directors to serve for the ensuing year, to approve an amendment to our 1991 Employee Stock Purchase Plan and to ratify the appointment of KPMG LLP as our independent auditors for the 2002 fiscal year. The following individuals were elected to serve as Directors for the ensuing year:

Name	Votes for	Withheld
Pierre R. Lamond	162,888,750	1,832,341
Vincent Chan	163,353,467	1,367,624
James A. Cole	163,364,065	1,357,026
Alex Daly	163,342,191	1,378,900
John C. Lewis	163,384,986	1,336,105
Louis R. Tomasetta	143,909,786	20,811,305

Additionally, the following items were voted upon and approved by the shareholders:

	Votes for	Against or Withheld	Abstained
Approval of an amendment to our 1991 Employee Stock Purchase	156,344,462	7,018,081	1,358,548

Ratification of appointment of KPMG LLP as independent auditors for the fiscal year ending September 30, 2002	163,056,968	1,045,661	618,462

Item 6.    Exhibits & Reports on Form 8-K

(a)    Exhibits

10.1	1991 Employee Stock Purchase Plan, as amended

(b)    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION

May 14, 2002	By:	/s/ EUGENE F. HOVANEC
Eugene F. Hovanec Vice President, Finance and Chief Financial Officer

Index to Exhibits

No.	Exhibit

10.1	1991 Employee Stock Purchase Plan, as amended.