Form 10-Q/A
period 2002-03-31
VITESSE SEMICONDUCTOR CORP
filed 2002-06-13
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission file number 0-19654

VITESSE SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0138960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Item 1 of the March 31, 2002 10-Q has been amended to correct the Unaudited Condensed Consolidated Statement of Cash Flow for the six months ended March 31, 2001.

PART I
FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2002	Sept. 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,121	$92,847
Short-term investments (principally marketable securities)	138,784	126,938
Accounts receivable, net	49,542	53,730
Inventories, net	42,538	44,833
Prepaid expenses and other current assets	15,917	12,447
Deferred tax assets, net	22,910	22,910

Total current assets	369,812	353,705

Long-term investments (principally marketable securities)	270,446	454,849
Property and equipment, net	202,131	248,332
Restricted long-term deposits	92,600	87,987
Goodwill, net	551,949	553,066
Other intangible assets, net	35,764	42,057
Deferred tax assets, net	122,902	122,902
Other assets	65,720	69,884

	$1,711,324	$1,932,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,359	$897
Current portion of convertible subordinated debt	—	69,765
Accounts payable	19,714	21,463
Accrued expenses and other current liabilities	15,742	23,198
Accrued interest expense	434	955
Income taxes payable	14,582	12,172

Total current liabilities	51,831	128,450

Long-term debt	1,247	1,703
Derivative liability	15,247	—
Convertible subordinated debt, net of $15,248 discount	438,580	467,328
Minority interest	6,377	6,296
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 198,347,998 and 197,440,321 shares on March 31, 2002 and Sept. 30, 2001, respectively	1,983	1,974
Additional paid-in capital	1,398,885	1,396,466
Deferred compensation	(63,690)	(81,582)
Retained earnings(deficit)	(139,136)	12,147

Total shareholders’ equity	1,198,042	1,329,005

	$1,711,324	$1,932,782

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net income (loss)	$(151,283)	$16,878
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42,493	63,696
Property and equipment write off	46,958	—
Inventory write off	12,033	—
Prepaid maintenance write off	16,201	—
Amortization of debt issue costs and debt discount	651	1,919
Amortization of deferred compensation	16,185	5,748
Extraordinary gain on extinguishment of debt, net	(10,502)	—
Gain on derivative instrument	(1)	—
Increase in equity associated with tax benefit fromexercise of stock options	—	46,238
Deferred tax assets, net	—	(11,836)
Change in assets and liabilities:
(Increase) decrease in, net of effects of acquisitions:
Accounts receivable, net	4,188	(18,624)
Inventories, net	(9,738)	(20,707)
Prepaid expenses and other current assets	(19,671)	(16,998)
Other assets	2,396	(14,255)
Increase (decrease) in, net of effects of acquisitions:
Accounts payable	(1,749)	18,984
Accrued expenses and other current liabilities	(6,860)	(12,429)
Income taxes payable	(4,186)	(8,307)

Net cash provided by (used in) operating activities	(62,885)	50,307

Cash flows from investing activities:
Investments, net	172,557	(84,736)
Capital expenditures	(36,482)	(111,224)
Restricted long-term deposits	(4,613)	(4,942)
Payment for purchase of companies, net of cash acquired	—	(11,242)

Net cash provided by (used in) investing activities	131,462	(212,144)

See accompanying Notes to Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	March 31, 2002	March 31, 2001
Cash flows from financing activities:
Principal payments under long-term debt and capital leases	(469)	(7,506)
Repurchase of convertible subordinated debt	(65,050)	—
Capital contributions by minority interest limited partners	81	4,190
Proceeds from issuance of common stock, net	4,135	25,577

Net cash provided by (used in) financing activities	(61,303)	22,261

Net increase (decrease) in cash and cash equivalents	7,274	(139,576)
Cash and cash equivalents at beginning of period	92,847	257,081

Cash and cash equivalents at end of period	$100,121	$117,505

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,741	$14,640

Income taxes	$314	$8,368

Supplemental disclosures of non-cash transactions:
Property and equipment financing	$475	$—

Reversal of accrued acquisition costs	$1,117	$—

Cancellation of stock options	$1,439	$—

Issuance of stock options in purchase transaction	$—	$5,221

Issuance of common stock in purchase transaction	$—	$6,112

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

Derivative Instruments and Hedging Activities

The Company utilizes interest rate swap agreements to manage interest rate exposures in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133. The Company records all derivatives on the balance sheet at fair value.

Computation of Net Income (Loss) per Share

The reconciliation of shares used to calculate basic and diluted income (loss) per share consists of the following (in thousands):

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended			Six Months Ended
	Mar. 31, 2002	Mar. 31, 2001	Dec.31, 2001	Mar. 31, 2002	Mar. 31, 2001
Shares used in basic per share computations—weighted average shares outstanding	198,043	182,150	197,543	197,811	181,383
Net effect of dilutive common share equivalents based on treasury stock method	—	—	—	—	11,236

Shares used in diluted per share computation	198,043	182,150	197,543	197,811	192,619

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

VITESSE SEMICONDUCTOR CORPORATION

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

The following table presents details of the Company’s total other intangible assets (in thousands):

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gross Carrying Amount	Accumulated Amortization	Net Balance
March 31, 2002
Customer relationships	$813	(813)	—
Technology	43,765	(10,698)	33,067
Covenants not to compete	4,000	(1,303)	2,697

Total	$48,578	(12,814)	35,764

September 30, 2001
Customer relationships	$813	(610)	203
Technology	43,765	(5,496)	38,269
Covenants not to compete	4,000	(415)	3,585
Workforce	11,110	(4,709)	6,401

Total	$59,688	(11,230)	48,458

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

The following presents the impact of Statement 142 on net income (loss) and net income (loss) per share had the statement been in effect for the second quarter of fiscal 2001 and the six month period ended March 31, 2001 (in thousands, except per share amounts):

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended			Six Months Ended
	Mar. 31, 2002	Mar. 31, 2001	Dec. 31, 2001	Mar. 31, 2002	Mar. 31, 2001
Reported net income (loss)	$(44,401)	$(11,224)	$(106,882)	$(151,283)	$16,878

Adjustments:
Amortization of goodwill	—	19,844	—	—	$39,226
Amortization of workforce	—	519	—	—	941

Adjusted net income (loss)	$(44,401)	$9,139	$(106,882)	$(151,283)	$57,045
Basic net income (loss) per share—as reported	$(0.22)	$(0.06)	$(0.54)	$(0.76)	$0.09
Basic net income (loss) per share—adjusted	$(0.22)	$0.05	$(0.54)	$(0.76)	$0.31
Diluted net income (loss) per share—as reported	$(0.22)	$(0.06)	$(0.54)	$(0.76)	$0.09
Diluted net income (loss) per share—adjusted	$(0.22)	$0.05	$(0.54)	$(0.76)	$0.30

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

VITESSE SEMICONDUCTOR CORPORATION

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

June 13, 2002