Form 10-Q
period 2002-06-30
VITESSE SEMICONDUCTOR CORP
filed 2002-08-13
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ( Ö ) No (    )

As of July 31, 2002, there were 201,008,076 shares of $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

TABLE OF CONTENTS

		Page Number

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and September 30, 2001	2

	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2002, June 30, 2001 and March 31, 2002, and the nine months ended June 30, 2002 and June 30, 2001	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and June 30, 2001	4

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosure About Market Risk	26

PART II	OTHER INFORMATION

Item 2	Changes in Securities	27

Item 4	Submission of Matters to a Vote of Security Holders	27

Item 6	Exhibits and Reports on Form 8-K	27

PART I
FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2002	Sept. 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208,470	$92,847
Short-term investments (principally marketable securities)	82,993	126,938
Accounts receivable, net	47,213	53,730
Inventories, net	26,870	44,833
Prepaid expenses and other current assets	18,017	12,447
Deferred tax assets, net	—	22,910

Total current assets	383,563	353,705

Long-term investments (principally marketable securities)	180,772	454,849
Property and equipment, net	116,430	248,332
Restricted long-term deposits	92,598	87,987
Goodwill, net	155,993	553,066
Other intangible assets, net	25,718	42,057
Deferred tax assets, net	—	122,902
Other assets	52,840	69,884

	$1,007,914	$1,932,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,271	$897
Current portion of convertible subordinated debt	—	69,765
Accounts payable	16,933	21,463
Accrued expenses and other current liabilities	18,189	20,263
Current portion of accrued restructuring	25,318	2,935
Accrued interest payable	2,962	955
Income taxes payable	—	12,172

Total current liabilities	64,673	128,450

Long-term debt	1,012	1,703
Accrued restructuring	13,572	—
Derivative liability	1,127	—
Convertible subordinated debt, net of $1,121 discount	452,707	467,328
Minority interest	5,915	6,296
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 199,205,502 and 197,440,321 shares on June 30, 2002 and Sept. 30, 2001, respectively	1,992	1,974
Additional paid-in capital	1,399,065	1,396,466
Deferred compensation	(57,109)	(81,582)
Retained earnings (accumulated deficit)	(875,040)	12,147

Total shareholders’ equity	468,908	1,329,005

	$1,007,914	$1,932,782

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended			Nine Months Ended
	June 30, 2002	June 30, 2001	Mar. 31, 2002	June 30, 2002	June 30, 2001
Revenues	$43,017	$60,138	$42,089	$124,255	$346,961
Costs and expenses:
Cost of revenues	41,512	81,052	22,640	98,068	179,403
Engineering, research and development	41,305	37,158	44,335	130,671	108,924
Selling, general and administrative	19,602	23,786	17,035	54,108	59,710
Restructuring charge	144,876	2,544	276	209,451	2,544
Goodwill and intangible assets impairment charge	403,000	22,871	—	403,000	22,871
Amortization of intangible assets	3,046	20,523	3,147	9,339	61,750

Total costs and expenses	653,341	187,934	87,433	904,637	435,202

Loss from operations	(610,324)	(127,796)	(45,344)	(780,382)	(88,241)
Interest income	3,878	11,372	4,843	13,880	40,496
Interest expense	(3,263)	(7,795)	(3,900)	(11,487)	(24,488)
Other expense	—	(1,145)	—	—	(1,799)

Other income, net	615	2,432	943	2,393	14,209

Loss before income taxes and extraordinary item	(609,709)	(125,364)	(44,401)	(777,989)	(74,032)
Income tax expense (benefit)	126,195	(48,767)	—	119,700	(14,313)

Loss before extraordinary item	(735,904)	(76,597)	(44,401)	(897,689)	(59,719)
Extraordinary gain on early extinguishment of debt, net of tax expense	—	7,029	—	10,502	7,029

Net loss	$(735,904)	$(69,568)	$(44,401)	$(887,187)	$(52,690)

Basic and diluted extraordinary gain per share:	$—	$0.04	$—	$0.05	$0.04

Net loss per share:
Basic	$(3.71)	$(0.38)	$(0.22)	$(4.48)	$(0.29)

Diluted	$(3.71)	$(0.38)	$(0.22)	$(4.48)	$(0.29)

Shares used in per share computations:
Basic	198,459	184,474	198,043	198,017	182,442

Diluted	198,459	184,474	198,043	198,017	182,442

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	$(887,187)	$(52,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	56,701	98,614
Impairment of goodwill and intangible assets	403,000	22,871
Property and equipment write off	141,761	—
Inventory write off	30,533	41,146
Prepaid maintenance write off	28,602	—
Accrued restructuring	38,890	—
Amortization of debt issue costs and debt discount	1,296	2,864
Amortization of deferred compensation	22,757	9,593
Extraordinary gain on extinguishment of debt, net	(10,502)	(7,029)
Gain on derivative instrument	6	—
Increase in equity associated with tax benefit from exercise of stock options	—	52,463
Deferred taxes, net	127,044	(63,290)
Change in assets and liabilities:
(Increase) decrease in, net of effects of acquisitions:
Accounts receivable, net	6,517	12
Inventories, net	(12,570)	(40,453)
Prepaid expenses and other current assets	(21,771)	(30,871)
Other assets	2,230	(18,794)
Increase (decrease) in, net of effects of acquisitions:
Accounts payable	(4,530)	11,124
Accrued expenses and other current liabilities	(3,936)	6,092
Accrued interest payable	2,007	6,428
Income taxes payable	—	(12,359)

Net cash provided by (used in) operating activities	(79,152)	25,721

Cash flows from investing activities:
Investments, net	318,022	(2,683)
Capital expenditures	(57,221)	(133,495)
Restricted long-term deposits	(4,611)	(22,367)
Payment for purchase of companies, net of cash acquired	—	(11,481)

Net cash provided by (used in) investing activities	256,190	(170,026)

See accompanying Notes to Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	June 30, 2002	June 30, 2001
Cash flows from financing activities:
Principal payments under long-term debt and capital leases, net	(317)	(9,759)
Repurchase of convertible subordinated debt	(65,050)	(51,650)
Capital contributions by minority interest limited partners	81	4,789
Distribution to Venture Fund partners from sale of investments	(462)	—
Proceeds from issuance of common stock, net	4,333	27,727

Net cash used in financing activities	(61,415)	(28,893)

Net increase (decrease) in cash and cash equivalents	115,623	(173,198)
Cash and cash equivalents at beginning of period	92,847	257,081

Cash and cash equivalents at end of period	$208,470	$83,883

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,791	$15,062

Income taxes	$532	$8,717

Supplemental disclosures of non-cash transactions:
Property and equipment financing	$475	$5,415

Reversal of accrued acquisition costs	$1,073	$76,189

Cancellation of stock options	$1,439	$—

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

Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with maturities over three months and up to one year are considered short-term investments. Investments with maturities over one year are considered long-term investments. Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1 or P-1 and obligations of the U.S. government and its agencies. Pursuant to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its debt securities as held-to-maturity securities, which are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. As of June 30, 2002 and September 30, 2001, the carrying value was substantially the same as market value.

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

Computation of Net Income (Loss) per Share

Stock options and other convertible securities exercisable for 42,233,306, 14,305,052 and 43,303,153 shares that were outstanding at June 30, 2002 and 2001, and March 31, 2002, respectively, were not included in the computation of diluted net income (loss) per share, as the effect of their inclusion would be antidilutive. The antidilutive common stock equivalents consist of employee stock options and the convertible subordinated debentures that are convertible into the Company’s common stock at a conversion price of $112.19.

Reclassifications

Where necessary, prior periods’ information has been reclassified to conform to the current period condensed consolidated financial statement presentation.

Note 2.    Restructuring Costs and Other Special Charges

In the first quarter of fiscal 2002, the Company announced a restructuring plan as a result of the continued decrease in demand for its products, a shift in the industry’s technology and the need to align its cost structure with significantly reduced revenue levels. In the third quarter of fiscal 2002, the Company announced additional steps to restructure its operations as a result of continued adverse business conditions, a faster shift in technology away from its internal manufacturing process towards advanced outsourced CMOS-based processes, and a slower than previously expected trend in the outsourcing of products to semiconductor vendors such as the Company. This restructuring plan included the termination of certain product lines, curtailment of certain research and development projects, a resulting workforce reduction, and the consolidation of excess facilities. In connection with this restructuring the Company also wrote down certain fixed assets which were deemed to be impaired, and accrued costs associated with non-cancelable equipment and software contracts. Restructuring costs of $144.9 million and $209.5 million were recognized in the three and nine months ended June 30, 2002, respectively. A summary of restructuring costs and activity related to the restructuring liabilities for the nine months ended June 30, 2002, including a rollforward of restructuring charges recognized in the prior year is outlined as follows (in thousands):

	Workforce Reduction	Excess Facilities	Impairment Of Assets	Contract Settlement Costs	Total
Balance at September 30, 2001	$1,229	1,706	—	—	2,935
Total charge	1,012	3,855	170,363	34,221	209,451
Noncash charges	—	(775)	(170,363)	—	(171,138)
Cash payments	(1,139)	(1,130)	—	(89)	(2,358)

Balance at June 30, 2002	1,102	3,656	—	34,132	38,890

Workforce reduction includes the cost of severance and related benefits of 130 employees affected by the November 2001 restructuring. The termination of these employees was completed in the March 31, 2002 quarter. In July 2002, the Company reduced its workforce by approximately 183 employees. The severance expense for this reduction will be recorded in the September 30, 2002 quarter.

The excess facilities charge includes lease termination payments, non-cancelable lease costs and write off of leasehold improvements and office equipment related to these leases. The consolidation of our excess facilities resulted in charges of $3.4 million and $3.9 million in the three and nine months ended June 30, 2002, respectively. These costs will be paid over the respective lease terms through May 2003.

The impairment of assets charge includes the write down of certain excess manufacturing equipment, including fabrication and test equipments, and prepaid maintenance contracts associated with that equipment. This charge also included the write off of certain software licenses under non-cancelable agreements associated with research and development employment positions which were eliminated as a result of the cancellation of non-strategic and unprofitable projects. The impairment of assets resulted in charges of $107.2 million and $170.4 million in the three and nine months ended June 30, 2002, respectively.

Contract settlements costs represent fixed costs of non-cancelable equipment and software contracts. The Company recorded a charge of $34.2 million in the quarter ended June 30, 2002 for the accrual of non-cancelable equipment and software contracts. These amounts will be paid out over the respective contract terms through fiscal 2005.

In the quarter ended June 30, 2001, the Company implemented a similar restructuring plan due to the sharp decline in demand for its products resulting in a charge of $2.5 million, and an additional charge of $1.2 million recorded in the quarter ended September 30, 2001. There remained an accrued restructuring balance of $2.9 million as of September 30, 2001. In the nine months ended June 30, 2002, the Company’s activities related to the 2001 restructuring accrual resulted in cash payments of approximately $0.7 million and non-cash charges of approximately $0.8 million.

Note 3.    Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires intangible assets, other than goodwill, to be amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to ten years.

SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt the statement effective as of October 1, 2001. In accordance with SFAS 142, the Company has ceased amortizing goodwill totaling $552.0 million, including $6.4 million of acquired workforce previously classified as other intangible assets.

The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance
June 30, 2002
Customer relationships	$813	(813)	—
Technology	36,765	(13,299)	23,466
Covenants not to compete	4,000	(1,748)	2,252

Total	$41,578	(15,860)	25,718

September 30, 2001
Customer relationships	$813	(610)	203
Technology	43,765	(5,496)	38,269
Covenants not to compete	4,000	(415)	3,585
Workforce	11,110	(4,709)	6,401

Total	$59,688	(11,230)	48,458

The following table presents the amortization expense of other intangible assets as reported in the Consolidated Statements of Operations (in thousands):

	Three Months Ended			Nine Months Ended
	June 30, 2002	June 30, 2001	Mar. 31, 2002	June 30, 2002	June 30, 2001
Amortization expense	$3,046	$20,523	$3,147	$9,339	$61,750

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year	Amount
2002 (remaining three months)	$2,064
2003	8,261
2004	6,513
2005	5,453
2006	3,011
2007	190
Thereafter	226

Total	25,718

The following presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the statement been in effect for the third quarter of fiscal 2001 and the nine month period ended June 30, 2001 (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	June 30, 2002	June 30, 2001	Mar. 31, 2002	June 30, 2002	June 30, 2001
Reported net income (loss)	$(735,904)	$(69,568)	$(44,401)	$(887,187)	$(52,690)

Adjustments:
Amortization of goodwill	—	19,955	—	—	59,181
Amortization of workforce	—	399	—	—	1,340

Adjusted net income (loss)	$(735,904)	$(49,214)	$(44,401)	$(887,187)	$7,831
Basic net income (loss) per share — as reported	$(3.71)	$(0.38)	$(0.22)	$(4.48)	$(0.29)
Basic net income (loss) per share — adjusted	$(3.71)	$(0.27)	$(0.22)	$(4.48)	$0.04
Diluted net income (loss) per share — as reported	$(3.71)	$(0.38)	$(0.22)	$(4.48)	$(0.29)
Diluted net income (loss) per share — adjusted	$(3.71)	$(0.27)	$(0.22)	$(4.48)	$0.04

The Company only operates within one reporting unit. Therefore, any allocation of goodwill is not required. Upon the adoption of SFAS 142 and in accordance with its provisions, the Company did not record any transitional impairment charges. Additionally, the workforce intangible asset has been combined with goodwill effective October 1, 2001.

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As a result of industry conditions, the Company determined that there were indicators of impairment to the carrying value of goodwill and purchased intangibles during the quarter ended June 30, 2002. Accordingly, the Company evaluated the recoverability of its goodwill and other intangible assets in accordance with SFAS 142. This involved writing down goodwill and intangible assets to their fair values. The amount of goodwill impairment was based on the fair value of the Company, representing its only reporting unit utilizing a valuation based on both the income and market approach. The amount of impairment of other intangible assets was based on the fair value of these assets using a discounted future cash flow model. During the quarter ended June 30, 2002, the Company recorded goodwill and other intangible asset impairment of $396 million and $7 million, respectively, totaling $403 million. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has become impaired.

Note 4.    Inventories, net

Inventories consist of the following (in thousands):

	June 30, 2002	Sept. 30, 2001
Raw materials	$4,209	$3,978
Work in process and finished goods	22,661	40,855

	$26,870	$44,833

The continued industry-wide reduction in capital spending and the resulting decrease in demand for the Company’s products, resulted in significant adjustments to reduce sales forecasts established at the end of fiscal year 2001 and the beginning of fiscal year 2002. As a result, the

Company recorded charges of $18.5 million and $12.0 million in accordance with the Company’s inventory reserve methodology, which were included in the cost of revenues in the quarters ended June 30, 2002 and December 31, 2001, respectively.

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

Interest expense for the nine months ended June 30, 2002 includes a deminimus amount of net gains representing fair value hedge ineffectiveness arising from slight differences between the fair value change in the interest rate swap and the change in fair value of the hedged debt obligation. The maximum term over which the Company is hedging exposures to the variability of debt for interest risk is 39 months. There were no hedges discontinued during the current quarter.

Note 6.    Income Taxes

Year to date income tax expense is $119.7 million compared to tax benefit of $14.3 million for the same period in the prior year. For the quarter ended June 30, 2002, the income tax expense was $126.2 million compared to a benefit of $48.8 million for the quarter ended June 30, 2001. The increase in tax expense for the three and nine months ended June 30, 2002 was due to net tax charge of $126.2 million consisting of an increase to the valuation allowance of $145.8 million, partially offset by the reversal of income taxes payable of $19.6 million, resulting in an income tax receivable of $5.2 million. Management continually evaluates our deferred tax asset as to whether it is “more likely than not” that the deferred tax assets will be realized. In the evaluation of the realizability of deferred tax assets, the Company considers projections of future taxable income and the reversal of temporary differences. In its most recent evaluation, management has determined that it is not “more likely than not” that the deferred tax assets will be realized. Accordingly, a valuation reserve has been recorded against the entire net deferred tax assets.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), in particular, in “Results of Operations—Cost of Revenues”, “—Engineering, Research and Development Costs”, “—Interest Income and Interest Expense” and “—Liquidity and Capital Resources”, and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Operating Results.”

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts and sales returns, inventory reserves, goodwill and purchased intangible asset valuations, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts, Sales Returns Reserve and Revenue Recognition

We evaluate the collectibility of our accounts receivable based on a combination of factors. At June 30, 2002, we maintained an allowance for doubtful accounts and sales returns reserve of approximately 30% of gross accounts receivable. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

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

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, we do not record any value for the excess inventory. If we have previously recorded the value of such inventory determined to be in excess of projected demand, or if we determine that inventory is obsolete, we write off these inventories in the period the determination is made. Due to reduced capital spending by our customers and the resulting reduction in demand for our products, we wrote off $18.5 million and $30.5 million of excess and obsolete inventory in the three and nine months ended June 30, 2002, respectively. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. At June 30, 2002, we had inventories of $26.9 million compared to $44.8 million at September 30, 2001. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of revenues in the period the revision is made.

Valuation of Goodwill, Purchased Intangible Assets and Long-Lived Assets

We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy, and significant negative industry or economic trends. If such indicators are present, for goodwill we evaluate the fair value of our one reporting unit to its carrying value. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on an income and market approach. Fair value of other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. See Notes 2 and 3 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding impairment. During the quarter ended June 30, 2002, we recorded goodwill and other intangible asset impairment of $396 million and $7 million, respectively, totaling $403 million. We also recorded a charge of $107.2 million during the quarter ended June 30, 2002 for the write down of certain excess manufacturing equipment. To the extent we determine there are indicators of impairment in future periods, additional write-downs may be required.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is “more likely than not” that the deferred tax assets will be realized. In its most recent evaluation, management has determined that it is not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve has been recorded against the entire net deferred tax assets. A tax charge of $126.2 million dollars has been recorded in the quarter ended June 30, 2002 to record a valuation allowance of $145.8, partially offset by the reversal of income taxes payable of $19.6 million, resulting in an income tax receivable of $5.2 million.

Results of Operations

Revenues

Total revenues in the third quarter of fiscal 2002 were $43.0 million, a decrease of 28.5% from the $60.1 million recorded in the third quarter of fiscal 2001 and an increase of 2.2% from the $42.1 million recorded in the prior quarter. For the nine months ended June 30, 2002, total revenues were $124.3 million, a 64.2% decrease from the $347.0 million recorded in the nine months ended June 30, 2001. The decrease in revenue in the third quarter of fiscal 2002 from the third quarter of fiscal 2001 was due to continued adverse market conditions and the sharp reduction in demand for our existing products from our communications customers over the past year due to a faster shift in technology away from the internal manufacturing process towards advanced CMOS-based processes and a slower than previously expected trend in the outsourcing of products to semiconductor vendors such as the Company. The increase in the current quarter revenue from the prior quarter revenue was due to a slight improvement in demand for products targeting the storage industry.

Cost of Revenues

Cost of revenues as a percentage of total revenues in the third quarter of fiscal 2002 was 96.5% compared to 134.8% in the third quarter of fiscal 2001 and 53.8% in the prior quarter. In the quarters ended June 30, 2002 and June 30, 2001 continued industry-wide reduction in capital spending and the resulting decrease in demand for our products resulted in significant adjustments to reduce sales forecasts. As a result, for the quarters ended June 30, 2002 and June 30, 2001 we recorded a charge of $18.5 million and $50.6 million, respectively, for the write off of excess and obsolete inventories in accordance with the Company’s inventory reserve methodology. Excluding the inventory write offs, cost of revenues in the third quarter of fiscal 2002 and 2001 would have been $23.0 million, or 53.5% of revenues, and $30.5 million or 50.6% or revenues, respectively. The increase in cost of revenues as a percentage of total revenues, exclusive of write down, from the third quarter of fiscal 2001, is the result of significantly lower quarterly revenues on a base of relatively fixed manufacturing costs, and the introduction of new products which generally have lower yields when first released. The slight improvement to 53.5% in the current quarter from 53.8% in the prior quarter is the result of our continued efforts to decrease costs and improve manufacturing yields for mature products as well as products within our optical systems division. We anticipate that cost of revenues as a percentage of total revenues will continue to fluctuate in the near term based primarily on the demand for our products.

Engineering, Research and Development Costs

Engineering, research and development expenses were $41.3 million in the third quarter of fiscal 2002 compared to $37.2 million in the third quarter of fiscal 2001 and $44.3 million in the prior quarter. For the nine months ended June 30, 2002, engineering, research and development expenses were $130.7 million compared to $108.9 million in the nine months ended June 30, 2001. As a percentage of total revenues, engineering, research and development expenses were 96.0% in the third quarter of fiscal 2002, 61.8% in the third quarter of fiscal 2001, and 105.3% in the prior quarter. For the nine months ended June 30, 2002, engineering, research and development expenses as a percentage of total revenues increased to 105.2% from 31.4%, in the comparable period a year ago. The increase in absolute dollars from the third quarter of fiscal

2001 was principally due to increased headcount from acquisitions completed in fiscal 2001 of approximately 240 employees, amortization of deferred stock compensation and higher costs to support our continuing efforts to develop new products. The decrease from the prior quarter was the result of continued efforts to streamline our cost structure. We expect these expenses to decrease slightly in the fourth quarter of fiscal 2002 when compared to the third quarter of fiscal 2002, as a result of the restructuring plan announced in the third quarter of fiscal 2002. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $19.6 million in the third quarter of 2002, compared to $23.8 million in the third quarter of 2001, and $17.0 million in the prior quarter. For the nine months ended June 30, 2002, SG&A expenses were $54.1 million compared to $59.7 million, in the comparable period a year ago. As a percentage of total revenues, SG&A expenses were 45.6% in the third quarter of 2002, compared to 39.6% in the third quarter of 2001 and 40.5% in the prior quarter. For the nine months ended June 30, 2002, SG&A expenses as a percentage of total revenues increased to 43.5% from 17.2%, in the comparable period a year ago. In absolute dollars, SG&A expenses in the third quarter of fiscal 2002 decreased compared to the third quarter of fiscal 2001 primarily due to our efforts to streamline our cost structure. SG&A expenses increased from the prior quarter primarily due to an increase in the reserve for doubtful accounts.

Restructuring Costs

In the first quarter of fiscal 2002, the Company announced a restructuring plan as a result of the continued decrease in demand for its products, a shift in the industry’s technology and the need to align its cost structure with significantly reduced revenue levels. In the third quarter of fiscal 2002, the Company announced additional steps to restructure its operations as a result of continued adverse business conditions, a faster shift in technology away from its internal manufacturing process towards advanced outsourced CMOS-based processes, and a slower than previously expected trend in the outsourcing of products to semiconductor vendors such as the Company. This restructuring plan included the termination of certain product lines, curtailment of certain research and development projects, a resulting workforce reduction, and the consolidation of excess facilities. In connection with this restructuring the Company also wrote down certain fixed assets which were deemed to be impaired, and accrued costs associated with anticipated excess non-cancelable equipment and software contracts. Restructuring costs of $144.9 million and $209.5 million were recognized in the three and nine months ended June 30, 2002, respectively.

Workforce reduction includes the cost of severance and related benefits of 130 employees affected by the November 2001 restructuring. The termination of these employees was completed in the March 31, 2002 quarter. In July 2002, the Company reduced its workforce by approximately 183 employees. The severance expense for this reduction will be recorded in the quarter ended September 30, 2002.

The excess facilities charge includes lease termination payments, non-cancelable lease costs and write off of leasehold improvements and office equipment related to these leases. The consolidation of our excess facilities resulted in charges of $3.4 million and $3.9 million in the three and nine months ended June 30, 2002, respectively. These costs will be paid over the respective lease terms through May 2003.

The impairment of assets charge includes the write down of certain excess manufacturing equipment, including fabrication and test equipments, and prepaid maintenance contracts associated with that equipment. This charge also included the write off of certain software licenses under non-cancelable agreements associated with research and development employment positions which were eliminated as a result of the cancellation of non-strategic and unprofitable projects. The impairment of assets resulted in charges of $107.2 million and $170.4 million in the three and nine months ended June 30, 2002, respectively.

Contract settlements costs represent fixed costs of non-cancelable equipment and software contracts. The Company recorded a charge of $34.2 million in the quarter ended June 30, 2002 for the accrual of non-cancelable equipment and software contracts. These amounts will be paid out over the respective contract terms through fiscal 2005.

In the quarter ended June 30, 2001, the Company implemented a similar restructuring plan due to the sharp decline in demand for its products resulting in a charge of $2.5 million, and an additional charge of $1.2 million recorded in the quarter ended September 30, 2001. There remained an accrued restructuring balance of $2.9 million as of September 30, 2001. In the nine months ended June 30, 2002, the Company’s activities related to the 2001 restructuring accrual resulted in cash payments of approximately $0.7 million and non-cash charges of approximately $0.8 million.

Goodwill and Intangible Asset Impairment Charge

As a result of industry conditions, and our significant reorganization and restructuring charge discussed above, we determined that there were indicators of impairment to the carrying value of our goodwill and purchased intangibles. During the third quarter of fiscal 2002, we performed a review of the value of our goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Based on our review, we recorded a charge of $396.0 million to write down the value of goodwill, and $7 million to write down the value of definite lived intangible assets during the quarter ended June 30, 2002.

We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. Future goodwill impairment tests may result in charges to earnings. For additional information regarding SFAS 142, see Note 2 “Goodwill and Other Intangible Assets” of the Notes to the Unaudited Condensed, Consolidated Financial Statements.

Amortization of Goodwill and Intangible Assets

We have elected to adopt SFAS No.142, Goodwill and Other Intangible Assets, effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of October 1, 2001. There was no transitional impairment of goodwill upon adoption of Statement 142.

Amortization of other intangible assets was $3.0 million in the third quarter of fiscal 2002, compared to $20.5 million in the third quarter of fiscal 2001 and $3.1 million in the prior quarter. For the nine months ended June 30, 2002, amortization of other intangible assets was $9.3 million compared to $61.7 million in the comparable period a year ago. The decrease in the amortization of other intangible assets was due to the adoption of Statement 142 as of October 1, 2001.

Interest Income and Interest Expense

Interest income was $3.9 million in the third quarter of fiscal 2001 compared to $11.4 million in the third quarter of fiscal 2001 and $4.8 million in the prior quarter. The decrease in interest income of $7.5 million and $1.0 million from the quarters ended June 30, 2001 and March 31, 2002, respectively, was the result of lower cash, short term and long term investments held throughout the quarter as well as a significant decline in interest rates paid on our cash balances. The decrease in cash balances was primarily the result of the purchase of our convertible subordinated debentures in the quarters ended September 30, 2001 and December 31, 2001, as well as a fixed operating cash outflow in a period of reduced revenues.

Interest expense was $3.3 million in the third quarter of fiscal 2002 compared to $7.8 million in the third quarter of fiscal 2001 and $3.9 million in the prior quarter. The decrease in interest expense of $4.5 million from the quarter ended June 30, 2001, was primarily the result of the interest rate swap agreement we entered into during the December 2001 quarter which relieved interest expense by $3.6 million for the nine months ended June 30, 2002. The decrease in interest expense of $0.6 million from the prior quarter was primarily due to a decrease in interest rates, and the movement of cash from higher interest bearing long-term investments, to short-term investments or cash equivalents.

As a result of the interest rate swap agreement, we expect to record lower interest expense in future periods to the extent the variable rate is lower than the fixed rate of our debentures and to the extent that we repurchase any additional debentures. However, to the extent the adjustable rate is higher than the fixed rate of our debentures, our interest expense would be higher. For additional information regarding the interest rate swap agreement, see Note 6 “Derivative Instruments and Hedging Activities” of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Income Tax Expense (Benefit)

Year to date income tax expense is $119.7 compared to tax benefit of $14.3 million for the same period in the prior year. For the quarter ended June 30, 2002, the income tax expense was $126.2 million compared to a benefit of $48.8 million for the quarter ended June 30, 2001. The increase in tax expense for the three and nine months ended June 30, 2002 was due to net tax charge of $126.2 million during the quarter ended June 30, 2002, consisting of an increase to the valuation allowance of $145.8, partially offset by the reversal of income taxes payable of $19.6 million, resulting in an income tax receivable of $5.2 million. Management continually evaluates our deferred tax asset as to whether it is “more likely than not” that the deferred tax assets will be realized. In the evaluation of the realizability of deferred tax assets, the Company considers projections of future taxable income and the reversal of temporary differences. In its most recent evaluation, management has determined that it is not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve has been recorded against the entire net deferred tax assets.

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

Liquidity and Capital Resources

Operating Activities

We used $79.2 million and generated $25.7 million from operating activities in the nine months ended June 30, 2002 and 2001, respectively. The decrease in cash flow from operations was principally due to a decrease in revenue over a relatively fixed cost structure.

Investing Activities

We generated $256.2 million and used $170.0 million in investing activities during the nine months ended June 30, 2002 and 2001, respectively. The cash generated in investing activities during the first nine months of fiscal 2002 was due to the maturity of net investments of $318.0 million in held to maturity debt and equity securities. This was offset by the use of $57.2 million for capital expenditures and $4.6 million for payments of collateral on equipment lease recorded in restricted long-term deposits.

Financing Activities

We used $61.4 million and $28.9 million in financing activities for the nine months ended June 30, 2002 and 2001, respectively. Financing activities for the nine months ended June 30, 2002, represent the purchase of $83.3 million carrying value of our convertible subordinated debentures for $65.1 million, the repayment of debt obligations of $0.3 million, and the repayment of $0.5 million in the quarter ended June 30, 2002 to venture fund partners for the sale of investments. This was slightly offset by proceeds of $4.3 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans and proceeds of $0.1 million received from the limited partners of the Vitesse venture funds.

Management believes that our cash and cash equivalents, short-term investments, and cash flow from operations are adequate to finance our planned growth and operating needs for the next 12 months.

Impact of Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

We are required to adopt SFAS 144 no later than fiscal 2003, and plan to adopt its provisions for the quarter ending December 31, 2002. We do not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS 144 will have on our consolidated financial statements.

Factors That May Affect Future Operating Results

We have experienced continuing losses from operations since March 31, 2001, and We Expect That Our Operating Results Will Fluctuate in The Future Due to Reduced Demand in Our Markets

Since our quarterly revenues and earnings per share (excluding acquisition related and non-recurring charges) peaked in the quarter ended December 31, 2000, our revenues have declined substantially and we have experienced continuing losses from operations. While our revenues have improved slightly in the quarters ended June 30, 2002, March 31, 2002 and December 31, 2001, they are still not sufficient to cover our operating expenses. Further, in the third and first quarters of fiscal 2002 our operating results were materially adversely affected by an inventory write-down, restructuring charges and impairment charges. If we are required to take additional charges such as these in the future, the adverse effect on our operating results may again be material. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. In particular, we expect our revenues to be lower and loss per share to be greater for fiscal 2002 than in fiscal 2001. We cannot predict when we will again achieve profitability, if at all. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

In the quarter ended June 30, 2002 and December 31, 2001, we implemented cost reductions. However, for the remainder of fiscal 2002, we do not expect that these measures will be sufficient to offset lower revenues, and as such, we expect to continue to incur net losses. In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

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

Our future success will depend on our ability to develop new high-performance integrated circuits and optical modules for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new integrated circuits is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. In addition, we only introduced optical modules since our acquisition of Versatile Optical Networks, Inc., in July 2001, and have only begun to see significant sales of these products in the last two quarters. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

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

We are Dependent on a Small Number of Customers in a Few Industries

We intend to continue focusing our sales effort on a small number of customers in the communications and test equipment markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the nine months ended June 30, 2002, no single customer accounted for greater than 10% of total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

There Are Risks Associated with Recent and Future Acquisitions

Since the beginning of fiscal 2000, we made four significant acquisitions. In March 2000, we completed the acquisition of Orologic, Inc. (“Orologic”) in exchange for approximately 4.5 million shares of our common stock. In May 2000, we completed the acquisition of SiTera Incorporated (“SiTera”) for approximately 14.7 million shares of our common stock. In June 2001, we acquired Exbit Technology A/S (“Exbit”) for up to approximately 4.1 million shares of our common stock and may be required to issue an additional 2.4 million shares upon the attainment of certain internal future retention and performance goals. In July 2001, we completed the acquisition of Versatile Optical Networks, Inc. (“Versatile”) for approximately 8.8 million shares of our common stock. Also since the beginning of fiscal 2000, we completed four smaller acquisitions for an aggregate of approximately $61.7 million consisting of approximately 0.8 million shares of common stock issued and stock options assumed and approximately $44.6 million in cash. These acquisitions may result in the diversion of management’s attention from the day-to-day operations of the Company’s business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially and adversely affected.

Our management frequently evaluates strategic opportunities available. In the future, we may pursue additional acquisitions of complementary products, technologies or businesses. Acquisitions we make in the future could result in dilutive issuances of equity securities, substantial debt and amortization expenses related to intangible assets. In particular, in connection with our acquisition of Orologic, we were required to record an IPR&D charge of $45.6 million in the three months ended March 31, 2000. In addition, under the new FASB Standard No.142, which we adopted as of October 1, 2001, certain intangible assets relating to acquired businesses, including goodwill, are maintained on the balance sheet rather than being amortized. These assets must be periodically tested for impairment, and in the three months ended June 30, 2002, we were required to record impairment charges of $403 million associated with goodwill and other intangible assets related to past acquisitions. As of June 30, 2002 and after accounting for these impairment charges, we have an aggregate of $181.7 million of goodwill and other intangible assets on our balance sheet. These assets may eventually be written down to the extent they are deemed to be impaired and any such write-downs would adversely affect our results.

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

Competition is particularly strong in the market for optical networking chips, in part due to the market’s past growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. These companies, individually and collectively, represent strong competition for many design wins and subsequent product sales. Larger competitors in our market have acquired both publicly traded and privately held companies with avanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that Vitesse might have otherwise won.

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

Our interest income, interest expense and debt are sensitive to fluctuations in the general level of the U.S. interest rates. Changes in the U.S. interest rate affect the interest earned on our cash and cash equivalents, short-term and long-term investments, interest expense on our debt as well as the fair value of debt.

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

For the quarter ended December 31, 2001, we entered into an interest rate swap which has been recorded at fair value as a derivative liability on our condensed consolidated balance sheet at June 30, 2002. We entered into the agreement to reduce the impact of interest rate changes on our long-term debt. The swap agreement allows us to swap long-term borrowings at fixed rates into variable rates that are anticipated to be lower than rates available to us. As a result, the swap effectively converts our fixed-rate debt to variable-rates and qualifies for hedge accounting treatment. Since this interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, changes in the fair value of the swap agreement will be recorded as interest expense to the extent that such changes are effective and as long as the hedge requirements are met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying condensed consolidated statement of operations.

PART II

OTHER INFORMATION

Item 2.     Changes in Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 6.     Exhibits & Reports on Form 8-K

(a)  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION

By:	/s/ EUGENE F. HOVANEC
Eugene F. Hovanec
Vice President, Finance and Chief Financial Officer

August 13, 2002