Form 10-K
period 2002-09-30
VITESSE SEMICONDUCTOR CORP
filed 2002-12-18
CIK 880446

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 000-19654

VITESSE SEMICONDUCTOR
CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	No. 77-0138960
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

741 Calle Plano, Camarillo, CA 93012
(Address of principal executive offices)

Registrant’s telephone number, including area code: (805) 388-3700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2002 as reported on the Nasdaq National Market, was approximately $134,681,055. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 2, 2002, the registrant had outstanding 202,673,727 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s Annual Meeting of Stockholders to be held on January 28, 2003 (incorporated into Part III hereof).

Registration Statement on Form S-1 effective December 10, 1991 (incorporated into Part IV hereof).

VITESSE SEMICONDUCTOR CORPORATION

2002 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects”, “anticipates”, “intends”, “plans” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

PART I

Item 1.    Business

Vitesse Semiconductor Corporation (“Vitesse” or the “Company”) was incorporated in the State of Delaware in 1987. Our principal offices are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our Internet address is www.vitesse.com. Our SEC filings are available through our website. Our Common Stock trades on the Nasdaq National Market under the symbol “VTSS”.

We are a leading supplier of high-performance integrated circuits (“ICs”) and optical modules, principally targeted at systems manufacturers in the communications and storage industries. Over the past few years, the proliferation of the Internet and the rapid growth in volume of data being sent over local and wide area networks placed a tremendous strain on the networking infrastructure. The resulting demand for increased bandwidth created a need for both faster as well as more expansive networks. There has also been a growing trend by systems companies towards the outsourcing of IC design and manufacture to suppliers such as Vitesse. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has been growing significantly. Since the end of 2000, the communications industry has been experiencing a severe downturn due to the overbuilding of the networking infrastructure and excess inventories, among other reasons. In spite of these recent adverse conditions, we believe that the long-term prospects for the communications market remain strong. Our customers include leading communications and storage original equipment manufacturers (“OEMs”) such Alcatel, Cisco, EMC, Fujitsu, IBM, Lucent, McData, Nortel, Sun Microsystems, and Tellabs.

We are also a supplier of ICs to other markets such as the automatic test equipment (“ATE”) market. Over the past three years, revenues from this market have become less important as we have focused our business and operations on the communications market.

Background

Over the past decade, public communications networks, such as those used by long-distance and local exchange carriers, and specialized networks, such as those used by Internet service providers, experienced dramatic growth in traffic. This was driven by rapid growth of data intensive applications, such as Internet access, e-commerce, e-mail, video conferencing and the movement of large blocks of stored data across networks. This in turn spurred demand for high-speed interconnectivity between wide area networks (“WANs”), metropolitan area networks (“MANs”) and local area networks (“LANs”). The network protocols, particularly in the WAN, were designed to optimize voice communications rather than data transmission, which had started to account for the majority of traffic. As a result, service providers were forced to upgrade their infrastructure to provide high-speed data services to customers in addition to providing standard telephone services. At the same time, the abundance of capital available in the private and public markets in the late 1990’s and 2000 accelerated the build out of the infrastructure, leading to a significant increase in capital spending on networking equipment.

During this period of rapid expansion, our customers began increasing orders for semiconductor devices in anticipation of continued growth in demand for communications equipment. With device manufacturers such as

Vitesse running at full capacity at that time, OEMs often ordered more devices than necessary in an effort to secure component deliveries. This resulted in a significant increase in inventory levels in the entire supply chain.

At the end of 2000, business conditions changed suddenly. As the supply of capital started to slow down and the overall economy began to weaken, many carriers as well as enterprises, faced with extreme financial hardship, either scaled back their expenditures or in some cases, ceased operations. Additionally, as it became evident that the infrastructure had been built out in excess of true end-user demand, capital spending on networking equipment across the industry dropped sharply. Due to this widespread market downturn, we experienced a significant decline in sales of our products, which was further exacerbated by the high inventory levels in the supply chain. In response to the decreased demand for our products and the continuing disruption in our industry, we implemented three restructuring plans during fiscal 2001 and 2002. These restructuring plans, which included the termination of employees, office closures, cancellation of certain development projects and the write down of certain assets, have significantly lowered our operating costs going forward. For a detailed description of these restructuring plans see “Restructuring Costs” in the Management’s Discussion and Analysis section and Note 4 to the Consolidated Financial Statements of this report.

In spite of these adverse conditions that have affected our business, we believe that for several reasons, the long-term prospects for the communications market and for Vitesse remain strong.

First, the demand for additional bandwidth continues to grow, driven primarily by increased traffic on the Internet, as more households and enterprises increase their utilization of the Internet. Further, the emergence of new data-intensive applications such as video-on-demand and next-generation wireless services is expected to drive additional traffic through the communications infrastructure. Finally, we believe that the build out of the infrastructure in developing countries will lead to increased demand for communications equipment.

Second, even as carriers and service providers are faced with a shortage of capital, to remain competitive they will find it necessary to upgrade their existing networks not only to offer additional services that their customers are demanding, but to do so more efficiently and at a lower cost. We believe this trend will spur demand for systems that augment, rather than replace existing equipment in the infrastructure.

Third, some MANs are experiencing traffic bottlenecks due to a lack of prior investment in equipment servicing the MAN as well as the interface between the MAN and the WAN. We believe this represents an opportunity for OEMs to supply equipment to carriers who wish to mitigate any bottlenecks.

Fourth, over the past few years, OEMs have been focusing their efforts on providing superior software and services as a means of differentiating themselves from their competition. This, in conjunction with rising costs of maintaining component design teams and developing custom integrated circuits, has led to OEMs outsourcing their IC development efforts to companies such as Vitesse. The reductions in workforce that many OEMs have recently implemented have accelerated this trend. As a result, even though capital expenditures for communications equipment have declined significantly and are expected to further decline in fiscal 2003, we believe that the available market for our products has increased.

Finally, over the past five years, through a combination of acquisitions and internal development efforts, we have expanded our product line beyond our traditional products that served the core telecommunications infrastructure. Specifically, we have enhanced our product offerings that serve the storage, enterprise and metro markets. We believe that these markets will recover faster from the current downturn than the telecommunications markets.

Infrastructure improvements to networks have most prominently included a dramatic increase in the deployment of fiber optic technology to replace conventional copper wire. Optical fiber offers substantially greater capacity, is less error prone and is easier to administer than copper wire. SONET (Synchronous Optical Network) in the United States and Japan and the equivalent SDH (Synchronous Digital Hierarchy) in the rest of the world are the primary standards for high-speed transmission of communication over optical fiber. The SONET/SDH standards facilitate high-data integrity and improved performance in terms of network reliability and reduced maintenance and other operations costs by standardizing interoperability among different vendors’ equipment.

More recently, the demand for system bandwidth is being addressed by a technique called wavelength division multiplexing (“WDM”). WDM is a technique that allows several optical signals, each of a different wavelength, to be transmitted simultaneously on a single optical fiber. The adoption of WDM has enabled system operators to significantly increase system bandwidth without having to deploy additional fiber cables, a long and costly process. While WDM increases the bandwidth carried by each optical fiber, it does not reduce the number of electronic components required. Instead, WDM has accelerated the growth of SONET/SDH deployment by eliminating fiber installation as a growth limiter.

There are two primary protocols being utilized today on top of the SONET optical base to ensure that routing and switching of information occurs accurately. They are Asynchronous Transfer Mode (“ATM”) and Internet Protocol (“IP”). ATM is based on fixed-size packets, called cells, and is designed to efficiently integrate voice, data and video and easily scale bandwidth. IP is a packet-based protocol that is generally accepted as the industry standard for LAN data transfer and is being increasingly used in MANs and WANs as well. Both ATM and IP packet switching network technologies are being deployed over optical networks based on the complementary SONET/SDH standards, known as ATM over SONET and Packet over SONET (“POS”). Fiber optic transmission systems that adhere to the SONET/SDH and ATM standards use data transmission rates of 155 Megabit per second (“Mb/s”), 622 Mb/s, 2.5 Gigabit per second (“Gb/s”) or 10 Gb/s today, with 40Gb/s in development. Additionally, new protocols such as multi-protocol label switching (“MPLS”) have emerged, which are better suited for data traffic while providing for the low latency and quality of service needs of voice and video traffic.

Most present day LANs use the Ethernet transmission protocol, which operates at 10 Mb/s, 100 Mb/s and 1Gb/s. The increasing bandwidth needs of network users have prompted manufacturers to begin developing networking systems with per-port transmission speeds of 10Gb/s. The scalability and migration capability built into the Gigabit Ethernet protocol allows OEMs to leverage their experience with this standard to transition to the higher data rate.

The proliferation of the Internet and the resulting need for managing, moving and storing increasing amounts of mission-critical data has led to significant growth in the market for storage equipment. Changes in storage topologies from Direct Attached Storage to architectures such as Network Attached Storage and Storage Area Networks (“SANs”) have spawned the need for inter-connecting high-performance computers, peripheral equipment, storage devices and networks at very high speeds. Most present day storage networks use a standard interface protocol known as small computer systems interface, or SCSI. For newer SANs, which require networking at high speeds over long distances, SCSI has become a limiting technology. To address the limitations of SCSI-based storage systems, the Fibre Channel standard was developed in the early 1990s. Fibre Channel is a practical, inexpensive, yet expandable method for achieving high-speed data transfer among workstations, mainframes, data storage devices and other peripherals. We have been a leading provider of Fibre Channel based ICs since the inception of this standard over ten years ago.

To address the demanding needs of communications networks and the various protocols that they must handle, OEMs are developing increasingly sophisticated systems. In order to achieve the performance and functionality required by such systems, these OEMs must utilize more complex ICs, which account for a larger portion of the cost of such systems. As a result of the rapid pace of new product introductions, the variety of standards to be accommodated and the difficulty of designing and producing the required ICs, OEMs are increasingly outsourcing these ICs to semiconductor firms with specialized expertise. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the next generation systems. These OEMs require IC vendors that possess both circuit design and system-level expertise and can quickly bring to market reliable, high-performance and power-efficient ICs.

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

Provide Complete Solutions

To be a leader in our market segment, we must not only address the current needs of our customers, but we also need to be aware of how these requirements are evolving. Over the past few years we recognized a trend among our customers to rely on standard products for a majority of their semiconductor needs, which they could purchase from component suppliers. Accordingly, our objective is to evolve from being solely the supplier of the highest speed physical layer ICs to being the supplier of all the critical high-performance components in our customers’ systems. These components range from the analog electronics used in the conversion between optical and electrical signals, our legacy physical layer products, as well as framers, network processors, and switch fabrics. Through our acquisition of Versatile Optical Networks, Inc. (“Versatile”), we have extended our reach into optical modules and switches. We believe that the complete solution strategy results in better interoperability and provides our customers with cost-effective and faster time-to-market solutions. It also enables us to build defensible barriers against competitors who offer only a partial or single circuit solution. Additionally, we continually strive to integrate multiple functions on a single chip, thereby reducing device cost and improving performance.

Develop “Technology Transparent” Products

The broad range of products that comprises the “complete solution” strategy requires a variety of semiconductor process technologies. We endeavor to offer solutions to our customers using the most appropriate process technology for the particular application. While most functions can be implemented in state-of-the-art complementary metal-oxide-silicon (“CMOS”) technology available through relationships with commercial foundries, the very highest speed functions, particularly at 10 Gb/s and 40 Gb/s, still require proprietary technologies such as Gallium Arsenide (“GaAs”) and Indium Phosphide (“InP”), which we possess internally.

Establish Close Relationships with Customers’ Engineering Management

One of the key elements of our strategy is to work closely with our customers’ systems design teams. We believe that these relationships enable us to better understand the customers’ needs and win designs for existing and new systems.

Products and Customers

In order to meet our objective of being a provider of complete solutions to the high-performance communications equipment market, we offer several products that perform a variety of functions. The following functional block diagram shows the flow of data through a typical optical communications system.

Physical Media Devices (Optoelectronics)

The physical media device (“PMD”) serves as the actual physical connection to the fiber optic cable and is responsible for converting the incoming optical signal into an electric signal. Similarly, for data flowing in the opposite direction, the PMD converts electric signals into optical signals. Some of the PMDs that we offer are laser drivers, transimpedance amplifiers and post amplifiers operating at speeds ranging from 1.25 Gb/s to 10.7 Gb/s.

Physical Layer Devices

The physical layer (“PHY”) devices perform various functions, such as converting high-speed analog signals from the PMD to digital signals, clock and data regeneration (“CDR”) and multiplexing/demultiplexing (“MUX/DMUX”). The CDR cleans and re-times the signal to synchronize it with the overall system clock, while the MUX/DMUX converts low-speed parallel data into higher speed serial data and vice versa. We offer a broad line of PHY products for the SONET, DWDM, ATM, IP, Fibre Channel and Gigabit Ethernet markets at the 622Mb/s, 1.0 Gb/s, 1.25 Gb/s, 2.5Gb/s and 10 Gb/s data rates.

Optical Modules and Switches

Over the past few years, there has been a trend toward integrating optical components such as lasers and detectors with PMDs and PHY components on a single module. This optoelectronic integration provides OEMs with a compact, power-efficient and lower cost solution that they can obtain from a single vendor. Optical transponder modules streamline the supply chain further and improve time to market for OEMs. These “super components” interface with the fiber on one end and with the parallel data to and from the rest of the system at the other end, thus relieving the OEM from the engineering task of dealing with the opto-electrical interfaces as well as difficult to handle ultra high speed serial signals. During fiscal 2001, we expanded our reach into the optical part of communication systems through the acquisition of Versatile. We believe that since OEMs have begun to view the module as a component, the addition of these sub-systems to our product portfolio gives us a significant competitive edge over other semiconductor suppliers. Our products in this area include a 10 Gb/s optical transponder module and an 8x8 and 64x64 all optical switch utilizing proprietary opto-mechanical technology. We believe our products offer several advantages over competing products, including smaller size, the ability to transmit data over longer distances and extremely low insertion loss. To date, we have shipped only small quantities of optical modules and optical switches. Our ability to ship these products in larger volumes in the future will be subject to several factors including customer acceptance of these products, the timing of customer order patterns and our ability to manufacture the products in production volumes at acceptable yields.

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

Network Processors and Traffic Managers

A network processor is a software-programmable microprocessor that is optimized for networking and communications functions such as classification, filtering, policing, grooming, forwarding and routing. In recent years, OEMs have been increasingly outsourcing this function to semiconductor vendors such as Vitesse since an off-the-shelf product presents a faster time-to-market alternative to designing a custom application specific integrated circuit (“ASIC”). Traffic management ICs reside on a line card between the network processor and the switch fabric and perform the policing, queuing and buffering functions. Vitesse offers the IQ2000 and the IQ2200 family of network processors that is designed to deliver programmable high-performance deep-packet processing solutions at speeds up to 2.5 Gb/s. We also offer the Pacemaker line of traffic management products that is targeted at packet processing solutions within multi-service and ATM core switches, digital cross connects and high-speed routers

Switch Fabrics

The switch fabric is responsible for receiving data from a line card and routing it to the proper destination. As in the case of the network processor, this is a function that is primarily served by internally developed and manufactured ASIC solutions today. However, OEMs have increasingly begun to outsource the fabric to semiconductor suppliers. Our most current switch fabric solution is GigaStream, which integrates advanced queuing and scheduling, a serial crossbar and multiple channels of high-speed serial link technology in a two-component fabric chip set. GigaStream’s flexible architecture allows systems designers to scale system bandwidth up to 80 Gb/s. This chip set is ideally suited for access, edge and metro area routers and multiservice switches at data rates up to 2.5 Gb/s. We have also announced the TeraStream switch fabric, a two component chipset that supports 2.5 Gb/s and 10 Gb/s port speeds with a maximum aggregate user bandwidth of 160 Gb/s.

Through our acquisition of Exbit Technology in fiscal 2001, we have expanded our product line to include switches that address Gigabit Ethernet applications in the LAN. Vitesse also supplies a family of time slot interchange (“TSI”) and crosspoint switches for use in SONET and WDM equipment in the MAN and within the core of the network. The TSI switches provide aggregate bandwidth up to 160Gb/s. The crosspoint switches are available in a broad range of sizes from 2x2 to 144x144 matrices.

Storage and Serial Backplane Products

We supply a number of different products for the enterprise storage and serial backplane markets. Our products target various systems such as host bus adaptors, switches, servers, hubs, disk arrays and RAID (redundant array of inexpensive disks) subsystems using Fibre Channel, SCSI and Serial ATA interfaces. Our offerings consist of physical layer devices such as serializers and deserializers (“SerDes”), transceivers, and port bypass circuits, as well as more integrated products such as switches and enclosure management controllers.

Process Technology

The majority of our products make use of state-of-the-art CMOS technology that is readily available through commercial foundries. These foundries produce wafers using feature sizes down to 0.13 microns. In the internal manufacturing of our products, we principally use GaAs as the substrate.

We have recently introduced a new InP process in our Camarillo wafer fabrication facility targeted at high-speed applications at 40Gb/s and higher. This process is based on a vertical NPN bipolar transistor and offers up to three layers of aluminum interconnect. Indium Phosphide based products also enable optical integration in the form of on-chip photo detectors, thereby reducing the number of components required in an optical receiver. We believe that this InP process offers customers performance that is not available in silicon germanium (“SiGe”), CMOS or any other commercially available processes.

Manufacturing

Wafer Fabrication

We outsource the wafer fabrication for the majority of our products to outside foundries such as IBM, LSI Logic, Taiwan Semiconductor Manufacturing Corporation and United Microelectronics Corporation. The typical time required to produce wafers is about 12-16 weeks. After fabrication, the wafers must be probed to separate usable and unusable die. We perform all of our probing internally using advanced probers and testers.

We fabricate a limited amount of GaAs and InP wafers at our two wafer fabrication facilities in Camarillo, California, and Colorado Springs, Colorado. The Camarillo plant has a 6,000 square foot clean room with a rating of Class 10, (meaning there are fewer than ten particles larger than 0.5 micron per cubic foot of air) while the Colorado Springs plant has a 10,000 square foot Class 1 clean room.

We have recently established a manufacturing operation for our optical modules and switches in a new facility in San Jose. This operation includes commercially available equipment such as wire bonders, die attach machines and opto-mechanical equipment for the precision alignment of lasers and detectors to optical fibers. To maximize production yield and minimize production costs, our manufacturing process includes extensive quality assurance systems and performance testing.

IC Assembly and Test

We outsource our IC packaging to multiple assembly subcontractors in the United States and Asia. Following assembly, the packaged parts are returned to us for final testing prior to shipment to customers. For final test we utilize advanced automated testers as well as high-performance bench test equipment.

Components and Raw Materials

We manufacture our products using a variety of wafers and other components procured from third-party suppliers. All of our integrated circuits are packaged by third parties. Certain components, materials and services are available from only a limited number of sources. GaAs and InP substrates and other raw materials used in the internal production of our ICs are available from several suppliers. Although lead times are occasionally extended in the industry, we have not experienced any material difficulty in obtaining raw materials, wafers or assembly services.

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

Product Research and Development

Our product development efforts are focused on designing new products for the high-performance communications and storage markets based on understanding the evolving needs of our customers. We are expending considerable design effort to increase the speed and complexity and to reduce the power dissipation of our products and to create new, value added functionality. We have, and will continue to develop, cores and standard blocks that can be reused in multiple products, thereby reducing design cycle time and increasing first-time design correctness.

Process Development

Currently, our process development is directed at refining and enhancing a new InP process that we have recently implemented in our Camarillo facility. In addition to developing this process to maturity, this effort is focused on increasing yields and improving the speed, complexity and power dissipation of the underlying products.

Our engineering, research and development expenses in fiscal 2002, 2001 and 2000, excluding the amortization of deferred stock-based compensation and purchased in-process research and development (“IPR&D”), were $137.2 million, $86.2 million and $57.3 million, respectively.

Competition

The markets for our products are intensely competitive and subject to rapid technological advancement in design tools, wafer manufacturing techniques, process tools and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors. Our competitors include Agere Systems, Applied Micro Circuit Corporation, Broadcom, Conexant Systems, IBM, Intel, Infineon, Marvell, Maxim Integrated Products and PMC Sierra. We also compete with the internal ASIC design units of systems companies such as Cisco and Nortel. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of smaller privately held companies that focus on specific portions of our range of products. These companies, individually or collectively, could represent future competition for many design wins and subsequent product sales.

We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customers’ products.

Competition is particularly strong in the market for communications ICs, in part due to the market’s growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. These companies, individually and collectively, represent strong competition for many design wins, and subsequent product sales. Larger competitors in our market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that Vitesse might have otherwise won.

Sales and Customer Support

We sell our products principally through direct sales to system manufacturers by our sales force. Because of the significant engineering support required in connection with the sale of high-performance ICs, we provide our customers with field engineering support as well as engineering support from our headquarters. Our sales cycle is typically lengthy and requires the continued participation of salespersons, field engineers, engineers based at our headquarters and senior management.

We augment this direct sales approach with domestic and foreign distributors that work under the direction of our sales force and service smaller accounts purchasing application specific standard products.

Our sales headquarters is located in Camarillo, California. We have 9 additional sales and field application support offices in the United States, two in Canada, three in China, three in Europe and one in Japan.

We generally warrant our products against defects in materials and workmanship for a period of one year.

Licenses and Patents

We have been awarded 37 U.S. patents for various aspects of design and process innovations used in the design and manufacture of our products. We have 101 patent applications pending in the U.S. and 13 patent applications pending in Europe and are preparing to file several more patent applications. We believe that patents are of less significance in our industry than such factors as technical expertise, innovative skills and the abilities of our personnel.

As is typical in the semiconductor industry, we have, from time to time, received, and may receive in the future, letters from third parties asserting patent rights, mask work rights or copyrights on certain of our products and processes. None of the claims to date has resulted in the commencement of any litigation against us nor have we to date believed it is necessary to license any of the patent rights referred to in such letters.

Backlog

Vitesse’s sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and we therefore do not believe that backlog is a good indicator of future revenue.

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

Employees

As of September 30, 2002, we had 936 employees, including 537 in engineering, research and development, 110 in marketing and sales, 251 in operations and 38 in finance and administration. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe our employee relations are good.

Risk Factors

We Have Experienced Continuing Losses From Operations Since March 31, 2001, and We Expect That Our Operating Results Will Fluctuate in The Future Due to Reduced Demand in Our Markets

Since our quarterly revenues and earnings per share (excluding acquisition related and non-recurring charges) peaked in the quarter ended December 31, 2000, our revenues have declined substantially and we have experienced continuing losses from operations. While our revenues have improved slightly in the current fiscal year’s quarters, they are still not sufficient to cover our operating expenses. Further, in the first and third quarters of fiscal 2002 our operating results were materially and adversely affected by an inventory write-down, restructuring charges and impairment charges. If we are required to take additional charges such as these in the future, the adverse effect on our operating results may again be material. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. We cannot predict when we will again achieve profitability, if at all. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

•	The loss of major customers;

•	Variations, delays or cancellations of orders and shipments of our products;

•	Reduction in the selling prices of our products;

•	Significant changes in the type and mix of products being sold;

•	Delays in introducing new products;

•	Design changes made by our customers;

•	Our failure to manufacture and ship products on time;

•	Changes in manufacturing capacity, the utilization of this capacity and manufacturing yields;

•	Variations in product development costs;

•	Changes in inventory levels; and

•	Expenses or operational disruptions resulting from acquisitions.

In the quarters ended June 30, 2002 and December 31, 2001, we implemented significant cost reductions. We do not expect that these measures will be sufficient to offset lower revenues prior to the later half of fiscal 2003, if at all, and as such, we expect to continue to incur net losses at least in the first half of the upcoming year. In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

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

We are Dependent on a Small Number of Customers in a Few Industries

We intend to continue focusing our sales effort on a small number of customers in the communications and storage markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the year ended September 30, 2002, no single customer accounted for greater than 10% of total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

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

Our management frequently evaluates strategic opportunities available. In the future, we may pursue additional acquisitions of complementary products, technologies or businesses. Acquisitions we make in the future could result in dilutive issuances of equity securities, substantial debt and amortization expenses related to intangible assets. In particular, in connection with our acquisition of Orologic, we were required to record an IPR&D charge of $45.6 million in the three months ended March 31, 2000. In addition, under the new FASB Standard No. 142, which we adopted as of October 1, 2001, certain intangible assets relating to acquired businesses, including goodwill, are maintained on the balance sheet rather than being amortized. These assets must be tested at least annually for impairment, and in the year ended September 30, 2002, we recorded impairment charges of $403.0 million associated with goodwill and other intangible assets related to past acquisitions. As of September 30, 2002 and after accounting for these impairment charges, we have an aggregate of $179.6 million of goodwill and other intangible assets on our balance sheet. These assets may eventually be written down to the extent they are deemed to be impaired and any such write-downs would adversely affect our results.

Our Industry is Highly Competitive

The markets for our products are intensely competitive and subject to rapid technological advancement in design tools, wafer-manufacturing techniques, process tools and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors. Our competitors include Agere, Applied Micro Circuits Corporation, Broadcom, Conexant Systems, IBM, Intel, Infineon, Marvell, Maxim Integrated Products and PMC Sierra. We also compete with internal ASIC design units of systems companies such as Cisco and Nortel. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our product line. These companies, individually or collectively, could represent future competition for many design wins and subsequent product sales.

We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customer’s products.

Competition is particularly strong in the market for optical networking chips, in part due to the market’s past growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. These companies, individually and collectively, represent strong competition for many design wins and subsequent product sales. Larger competitors in our market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that Vitesse might have otherwise won.

There are Risks Associated with Doing Business in Foreign Countries

In fiscal 2002, 2001 and 2000 international sales accounted for 22%, 23% and 24%, respectively, of our total revenues, and we expect international sales to constitute a substantial portion of our total revenues for the foreseeable future. International sales involve a variety of risks and uncertainties, including risks related to:

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

Item 2.    Properties

Our executive offices and principal research and development and fabrication facility is located in Camarillo, California, and is being leased under a noncancellable operating lease that expires in 2009. The total space occupied in this building is approximately 111,000 square feet. We have a second wafer fabrication facility in Colorado Springs, Colorado that is under a lease until November 2002. This facility includes a 10,000 square foot clean room for wafer fabrication and a product development center. We have opted to purchase this facility upon expiration of the lease. We lease an additional 62,000 square feet in Camarillo for product development. In March 2001, we purchased an additional facility, located in Camarillo, for product development. This building is approximately 52,000 square feet. In San Jose, California, we lease an 80,000 square foot facility for the manufacturing of our optical modules and switches. We also lease space for 14 other product development centers in California, Colorado, Denmark, Florida, Massachusetts, Minnesota, New Hampshire, North Carolina, Oregon, and Texas, and 18 sales and field application support offices (9 in the United States, 2 in Canada, 3 in Europe, 3 in China and 1 in Japan).

Item 3.    Legal Proceedings

We are currently involved in several legal proceedings; however, we believe that resolution of these matters, if resolved against us, would not have a material and adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position
Louis Tomasetta	53	President and Chief Executive Officer, Director
Ira Deyhimy	62	Vice President, Business Development
Christopher Gardner	42	Vice President, General Manager of Transport Division
Eugene Hovanec	50	Vice President, Finance & Chief Financial Officer
Yatin Mody	39	Vice President, Finance
Richard Riker	47	Vice President, Sales and Marketing

Louis Tomasetta, a co-founder of the Company, has been President, Chief Executive Officer and a Director since the Company’s inception in February 1987. From 1984 to 1987, he served as President of the integrated circuits division of Vitesse Electronics Corporation. Prior to that he was the director of the Advanced Technology Implementation department at Rockwell International Corporation. Dr. Tomasetta has over 25 years experience in the management and development of GaAs based businesses, products, and technology. Dr Tomasetta received his B.S., M.S., and Ph.D. degrees in electrical engineering from the Massachusetts Institute of Technology.

Ira Deyhimy, a co-founder of the Company, was Vice President of Product Development since the Company’s inception in February 1987 and became Vice President, Business Development in fiscal 2001. From 1984 to 1987, he was Vice President, Engineering at Vitesse Electronics Corporation. Prior to that, Mr. Deyhimy was manager of Integrated Circuit Engineering at Rockwell International Corporation. Mr. Deyhimy has over 25 years experience in GaAs electronics. Mr. Deyhimy holds a B.S. degree in physics from the University of California at Los Angeles and a M.S. degree in physics from the California State University at Northridge.

Christopher Gardner joined Vitesse in 1986, became Director of ASIC Products in 1992, Vice President and General Manager of ATE Products in 1996, and was appointed Vice President and General Manager of the

Telecom Division in 1999. Mr. Gardner served as Vice President and Chief Operating Officer from November 2000 to June 2002. In June 2002, Mr. Gardner became Vice President and General Manager of the Transport Division. Prior to joining Vitesse, he was a member of the technical staff at AT&T Bell Laboratories, which later became part of Lucent Technologies. Mr. Gardner received his BSEE from Cornell University and his MSEE from the University of California at Berkeley.

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

Yatin Mody joined the Company in March 1992 as Manager of Budgeting and Cost Accounting, became Controller in August 1993, Vice President and Controller in November 1998, and Vice President, Finance in July 2002. Prior to that, Mr. Mody was at Deloitte and Touche, most recently as a manager. Mr. Mody holds a Bachelor of Technology degree in electrical engineering from the Indian Institute of Technology, Madras and an M.B.A degree from the University of California at Los Angeles.

Richard Riker joined Vitesse in June 2001 as Vice President, Sales and Marketing. He has over 21 years of experience in the semiconductor industry and related fields. From 2000 to 2001, Mr. Riker was Vice President, Sales and Business Development at Stargen. From 1994 to 2000, Mr. Riker was Director of Sales at Intel and Vice President Worldwide Sales, Digital Semiconductors, a business unit of Digital Equipment Corporation. Mr. Riker holds a BSEE from California State University at Long Beach and an MBA from Pepperdine University.

PART II

Item 5.    Market for Company’s Common Stock and Related Stockholder Matters

Our common stock is traded in the Nasdaq National Market System under the symbol VTSS. Our common stock has been trading on the Nasdaq National Market since December 11, 1991. The table below presents the quarterly high and low closing prices on the Nasdaq National Market during the past two fiscal years, adjusted for stock splits.

Fiscal Year Ended September 30, 2001	High	Low
First Quarter	$92.25	$43.13
Second Quarter	75.88	23.81
Third Quarter	37.77	15.94
Fourth Quarter	22.20	7.03

Fiscal Year Ended September 30, 2002
First Quarter	$14.84	$7.27
Second Quarter	14.16	7.02
Third Quarter	10.23	2.59
Fourth Quarter	3.41	0.68

As of September 30, 2002, there were approximately 2,356 shareholders of record. We have never paid cash dividends and presently intend to retain any future earnings for business development. Further, our bank line of credit agreement and lease agreements prohibit the payment of dividends without the banks’ consent.

Item 6.    Selected Financial Data

The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with the audited consolidated financial statements, the notes thereto and the other financial data included therein.

	As of and for the years ended September 30,
	2002	2001	2000	1999	1998
	(in thousands except per share amounts)
Statement of operations data:
Revenues	$162,357	$384,143	$441,694	$281,669	$181,169
Income (loss) from operations	(821,467)	(174,218)	60,802	79,454	46,992
Income (loss) before extraordinary gain	(949,793)	(130,842)	27,889	61,151	48,634
Net income (loss)	(883,526)	(111,875)	27,889	61,151	48,634
Extraordinary gain per share—diluted	0.33	0.10	—	—	—
Net income (loss) per share—basic	(4.45)	(0.60)	0.16	0.37	0.32
Net income (loss) per share—diluted(1)	(4.45)	(0.60)	0.15	0.34	0.29
Shares used in per-share calculation—basic	198,608	185,853	176,147	164,602	153,735
Shares used in per-share calculation—diluted(1)	198,608	185,853	189,828	178,312	166,847

Balance sheet data:
Cash and short-term investments	$312,161	$219,785	$699,556	$200,186	$176,773
Working capital, net	269,526	227,329	806,571	295,463	295,463
Total assets	827,259	1,932,782	1,901,066	543,069	543,069
Long-term debt, less current portion	195,915	469,031	723,587	1,636	701
Total shareholder’s equity	482,705	1,329,005	1,105,402	502,381	361,646

Note 1: Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares, as their effect is antidilutive. The dilutive potential common shares which were antidilutive for fiscal 2002 totaled approximately 26.6 million shares.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Vitesse should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

We are a leading supplier of high-performance integrated circuits and optical modules, principally targeted at systems manufacturers in the communications and storage industries. Our customers include leading communications and storage OEMs such Alcatel, Cisco, EMC, Fujitsu, IBM, Lucent, McData, Nortel, Sun Microsystems, and Tellabs. Over the past few years, the proliferation of the Internet and the rapid growth in volume of data being sent over local and wide area networks placed a tremendous strain on the networking infrastructure. The resulting demand for increased bandwidth created a need for both faster as well as more expansive networks. There has also been a growing trend by systems companies towards the outsourcing of IC design and manufacture to suppliers such as Vitesse. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has been growing significantly.

During this period of rapid expansion, our customers began increasing orders for our products in anticipation of continued growth in demand for communications equipment. At the end of fiscal 2000, business conditions changed suddenly. As credit tightened and the economy slipped into a recession, many carriers and service providers, faced with financial hardship, either scaled back their expenditures or in some cases, ceased operations. Additionally, as it became evident that the infrastructure had been built out in excess of true end-user demand, capital spending on networking equipment across the industry dropped sharply. Due to this widespread market downturn, we experienced a significant decline in sales. In response to these arduous conditions, we implemented three restructuring plans during fiscal 2001 and 2002 as detailed below.

In spite of the difficult environment confronting the communications industry today, we believe that the long-term prospects for the markets that we participate in remain strong.

Restructuring Costs Fiscal 2001

In the third quarter of fiscal 2001, we announced a restructuring plan as a result of the decreased demand for our products and to align our cost structure with the business environment at that time. This restructuring plan included a reduction of our workforce by 12% and consolidation of excess facilities, which resulted in impairment of goodwill and intangible assets. As a result of implementing the restructuring plan, we incurred a charge of $26.6 million in fiscal 2001.

Included in the restructuring charge were workforce reduction costs of $2.0 million, primarily related to severance and fringe benefits. The termination of these 165 employees was completed in the quarter ended June 30, 2001, primarily within our manufacturing and research and development operations. We began to realize annual payroll and benefits savings in the amount of approximately $9.5 million commencing June 2001 as a result of this action.

The consolidation of excess facilities resulted in a charge of $1.7 million, which represents lease terminations, non-cancelable lease costs and write-off of leasehold improvements and equipment and will be paid over the respective lease terms through October 2003. The facilities that were closed or consolidated were as follows:

Location	Description
Clark, NJ	Design center, 3,917 sq. ft.
Framingham, MA	Design center, 20,000 sq. ft.
Santa Clara, CA	Design center, 21,842 sq. ft.
Santa Clara, CA	Sales and design office, 4,297 sq. ft.

The four facilities listed above were closed between May and September 2001. The individuals affected were primarily engineers working in projects that we decided to curtail or terminate. Our charge of $1.7 million was approximately 64% of the estimated future obligations for those sites. Depending on our ability to sublease the excess facilities, we will realize annualized savings in the form of lower rent expense of approximately $0.5 million in fiscal 2003.

We also performed a review of our product development efforts, which involved comparing the time and costs required to bring the products to completion and considered the estimated amount of revenues that these products could generate. Based on our assessment, we decided to cease development of those products that were not expected to yield an adequate return on investment. We also decided to augment resources allocated to products that we expect would generate the highest revenues in the near-term. Specifically, we decided to terminate the development of certain products targeted at long-haul SONET applications within the telecommunications core and to supplement our efforts on products targeting the metro, storage and enterprise markets. Many of these products that were cancelled were being developed by the design of two companies that we had previously acquired—Vermont Scientific Technologies, Inc. (“VTEK”) and Kalman Saffran Associates, Inc. (“KSA”). In light of the cancellation of these products and our plan to discontinue further development of portions of the technology acquired in the purchase of VTEK and KSA, we recorded a charge of $22.9 million related to the impairment of goodwill and intangible assets associated with those acquisitions. The charge was measured as the amount by which the carrying amount exceeded the present value of operating cash flows expected to be generated by these assets. As a result of the significant reduction in headcount of these two acquired businesses, we placed the remaining employees under common management and closed one of the two KSA facilities. Additionally, we realigned the design efforts of the combined team to focus on a narrower set of products that we believed would generate a high return on investment. Failure to achieve the revised levels of revenues and net income will negatively impact the revised return on investment and may result in further impairment of goodwill and intangible assets related to VTEK and KSA. The charge that we recorded for impairment of goodwill and intangible assets resulted in a $2.3 million annualized reduction in amortization costs starting June 2001.

Restructuring Costs Fiscal 2002

In the first quarter of fiscal 2002, we announced a restructuring plan as a result of the continued decrease in demand for our products, a shift in the industry’s technology and the need to align our cost structure with significantly reduced revenue levels. In the third quarter of fiscal 2002, we announced additional steps to restructure our operations as a result of continued adverse business conditions, a faster shift in technology away from our internal manufacturing process toward advanced outsourced CMOS-based processes, and a slower than previously expected trend in the outsourcing of products to semiconductor vendors such as Vitesse. This restructuring plan included the termination of certain product lines, curtailment of certain research and development projects, a resulting workforce reduction, and the consolidation of excess facilities. In connection with this restructuring, we also wrote down certain fixed assets which were deemed to be impaired, and accrued costs associated with non-cancelable equipment and software contracts. The summary of restructuring costs for fiscal 2002 are outlined as follows (in thousands) :

	Total Charge	Noncash Charges	Cash Payments	Balance at September 30, 2002
Workforce reduction	$4,058	—	(3,455)	$603
Consolidation of excess facilities	3,855	—	(947)	2,908
Impairment of assets	170,363	(170,363)	—	—
Contract settlement costs	34,221	—	(2,714)	31,507

Total	$212,497	(170,363)	(7,116)	$35,018

Workforce reduction includes the cost of severance and related benefits of 130 employees affected by the November 2001 restructuring and the related costs for 183 employees affected by the July 2002 restructuring. The remaining benefits are expected to be paid out in the quarter ending December 31, 2002. We began to realize annual payroll and benefits savings in the amount of approximately $29.7 million commencing in August 2002 as a result of these actions.

The excess facilities charge includes lease termination payments, non-cancelable lease costs and write off of leasehold improvements and office equipment related to these leases. The consolidation of our excess facilities resulted in a charge of $3.9 million in fiscal 2002. These costs will be paid over the respective lease terms through February 2004. The facilities that were closed or consolidated are as follows:

Location	Description
Frederick, MD	Sales office, 625 sq. ft.
Wayzata, MN	Sales office, 711 sq. ft.
Lake Oswego, OR	Sales office, 3,565 sq. ft.
Woodstock, VT	Design center, 2,632 sq. ft.
San Jose, CA	Design center, 20,100 sq. ft.
Camarillo, CA	Warehouse space, 18,950 sq. ft.
Longmont, CO	Design center, 24,588 sq. ft.
Morrisville, NC	Design center and sales office, 12,341 sq. ft.

The eight facilities listed above were closed between November 2001 and November 2002. The individuals affected were primarily engineers working in projects that we decided to curtail or terminate. Our charge of $3.9 million was approximately 95% of the estimated future obligations for those sites. Depending on our ability to sublease the excess facilities, we will realize annualized savings in the form of lower rent expense of approximately $1.8 million.

The impairment of assets charge includes the write down of certain excess manufacturing equipment, including fabrication and test equipment, and prepaid maintenance contracts associated with that equipment. This charge also included the write off of certain software licenses and future software license purchase commitments under non-cancelable agreements associated with research and development employment positions which were eliminated as a result of the cancellation of non-strategic and unprofitable projects. The impairment of assets resulted in a charge of $170.4 million in fiscal 2002.

In the first quarter of 2002, we recorded an asset impairment charge of $63.2 million for the following reasons. First, the evolution of our products from the legacy GaAs process to mainstream processes such as CMOS, as well as emerging technologies such as Indium Phosphide was making much of our internal fabrication equipment obsolete faster than we had anticipated. As a result of this technology shift, we converted a majority of the fabrication equipment in our Camarillo facility to run the InP process, with the expectation that we would not run a GaAs process in Camarillo after the third quarter of fiscal 2002. Second, the Colorado fabrication facility has several pieces of equipment that were put in place for a significantly higher level of capacity. As we scaled down manufacturing of GaAs based products from the already low levels, the likelihood that we would ever use this equipment was remote. Additionally, our test facilities had planned for annual revenue levels in excess of $750.0 million, compared to the current expected revenue of $200.0 million per year. Therefore, we decided to close the Colorado test facility and transfer some of the equipment to Camarillo. The remaining equipment is likely to remain idle for an indefinite period of time. Finally, we reduced our engineering work force and discontinued the development of certain products, which resulted in the impairment of software, tooling and masks associated with these products.

The asset impairment charge of $63.2 million was determined based on the held for disposal or abandonment model. Under this model, all long-lived assets and certain identifiable intangibles to be disposed of, for which management has approved and committed to a plan to dispose of, either by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. As a result of the conditions listed above, we have taken the equipment listed above out of service. Due to the abundance of fabrication and test capacity that currently exists, we believe that the market value for the equipment approximates estimated salvage value equal to 10% of the original cost. For tooling and masks, prepaid maintenance related to test equipment, and design software licenses, we recorded a charge for the entire net book value, since we are no longer utilizing these assets, and because such assets cannot be resold or transferred.

In the quarter ended June 30, 2002, we recorded an additional asset impairment charge of $107.2 million. Realizing that a recovery in the communications industry was farther away than expected, we concluded that over the next six months, production from our Colorado fabrication facility would subside to a minimal level. We further expect the probe and test areas to be significantly underutilized, and therefore decided to downsize the Camarillo test facility, which will involve shelving or reselling certain test equipment and fixtures. In light of headcount reductions related to development projects, we expect to see a further decrease in the utilization of design software licenses for which we are contractually liable. Additionally, due to a shift in our design environment, we started replacing software tools provided by one vendor to those provided by a new vendor, resulting in a significant percentage of the older tools being underutilized. As a result of the above, we recorded the asset impairment charge of $107.2 million.

The charges for fabrication and test equipment, and prepaid maintenance related to the test equipment were determined based on the held for use model. We determined that there was a change in circumstance that indicated the carrying amount of the assets may not be recoverable; namely that there had been a significant change in the extent to which the assets were used. Therefore, we recognized an impairment charge to the extent the present value of the anticipated cash flows attributable to the assets was less than the assets’ carrying value. The fair value of the long-lived assets then became the assets’ new carrying value which will be depreciated over the remaining estimated useful life. In addition, we recorded a charge for prepaid maintenance associated with periods subsequent to the end of the useful lives of the related test equipment. As maintenance contracts cannot be resold or transferred, there is no residual value. The charge for engineering equipment, tooling and masks, and design software licenses, was determined based on the held for disposal or abandonment model. Under this model, all long-lived assets and certain identifiable intangibles to be disposed of, for which management has approved and committed to a plan to dispose of, either by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Since we are no longer utilizing these assets, and such assets cannot be resold or transferred, we recorded a charge for the entire net book value of the unutilized amounts.

Contract settlements costs represent a $16.7 million charge for future purchase commitments related to unused licenses of non-cancelable software contracts, and a $17.5 million charge for the residual value guaranteed under certain equipment operating leases. We calculated the number of design software licenses that we would not be using but were contractually obligated for, and accrued for such costs. The accrual will be fully utilized by March 2005. In the case of equipment under operating leases, we identified the underlying equipment that was not being used. For this equipment we determined the estimated fair market value, and compared this amount to the guaranteed residual value. We recorded the charge of $17.5 million for the difference between the estimated fair market value and the guaranteed residual value.

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of total revenues for the fiscal years indicated:

	Year ended September 30,
	2002	2001	2000
Revenues	100%	100%	100%

Costs and expenses:
Cost of revenues	72.1	52.5	34.1
Engineering, research and development	104.9	40.6	21.2
Selling, general, and administrative	42.8	22.6	11.6
Restructuring charge	130.9	0.9	—
Purchased in-process research and development	—	—	10.3
Goodwill and intangible assets impairment charge	248.2	6.0	—
Amortization of goodwill and intangibles	7.1	22.8	9.0

Total costs and expenses	606.0	145.4	86.2

Income (loss) from operations	(506.0)	(45.4)	13.8
Other income (expense), net	(1.4)	4.0	4.7

Income (loss) before income taxes and extraordinary item	(507.4)	(41.4)	18.5
Income tax expense (benefit)	77.6	(7.3)	12.2

Income (loss) before extraordinary gain	(585.0)	(34.1)	6.3
Extraordinary gain on extinguishment of debt	40.8	4.9	—

Net income (loss)	(544.2)%	(29.2)%	6.3%

Year Ended September 30, 2002, as Compared to Year Ended September 30, 2001

Revenues

Revenues in fiscal 2002 were $162.4 million, a decline of 58% from the $384.1 million recorded in fiscal 2001. The decrease in revenues in 2002 was a result of continued adverse market conditions and the reduction in demand from our communications customers that began in fiscal 2001. During fiscal 2001, OEMs (who account for a majority of our sales) started experiencing a sharp decline in demand from their customers for several reasons. First, many financially weak telecommunication carriers either ceased operations or consolidated with other carriers, leading to a drop in demand for networking equipment. Second, due to excess fiber capacity in the telecommunications infrastructure, network service providers spent less on networking equipment that our customers sell and which include our products. Third, the weakening economy drove many enterprises to either cease operations or to curtail capital expenditures, resulting in lower demand for networking equipment addressed at the enterprise market. As the overall demand for communications equipment declined, our customers began consuming a portion of the excess inventories of our components that they had accumulated in previous years rather than placing new orders with us.

Revenues from telecommunications products primarily targeted at the core and metro portions of the network were $73.7 million and $230.3 million in fiscal 2002 and 2001, respectively. The decrease in revenues generated from these products was primarily due to a significant reduction in orders from telecommunications customers as a result of the overbuilding of the long haul networking infrastructure, and due to the continued presence of excess inventories of these products in our customers’ channels.

Revenues from datacommunications products primarily targeted at enterprise and storage networks were $87.2 million $133.0 million in fiscal 2002 and 2001, respectively. The decline in revenues from these products was primarily due to reduced capital spending on enterprise networking equipment as a result of weakening overall economic conditions in 2001 and 2002 and due to excess inventories of these products in our customers’ channels. Revenues from enterprise and storage applications in 2002 were not as severely impacted as those from telecommunications applications as enterprise and storage networks did not undergo the same level of over expansion as long haul networks did.

Revenues from automatic test equipment (“ATE”) products were $1.5 million and $20.8 million in fiscal 2002 and 2001, respectively. ATE revenues have declined over the past two years as we have increasingly focused our business and operations on the communications market.

It is customary for product prices in the semiconductor industry to decline over time. Most of these price decreases are negotiated in advance and are usually based on increased volumes or the passage of time. In fiscal 2002 and 2001, we did not experience abnormal price decreases for the majority of our products, as the demand for specialized semiconductors, such as those supplied by Vitesse, tends to be inelastic.

Most of our customers’ clients have announced further anticipated declines in capital expenditures. Many of our customers have restructured operations, cut product development efforts and announced plans to reduce excess component inventories and to divest parts of their operations. We expect the communications industry downturn to continue into at least the first half of fiscal 2003. We therefore expect the pattern of quarterly revenues to be volatile in fiscal 2003 as a result of fluctuating customer demand forecasts and inventory levels.

Cost of Revenues

Cost of revenues as a percentage of total revenues in fiscal 2002 was 72.1% compared to 52.5% in fiscal 2001. In the years ended September 30, 2002 and September 30, 2001 continued industry-wide reduction in capital spending and the resulting decrease in demand for our products resulted in significant adjustments to reduce sales forecasts. As a result, for the years ended September 30, 2002 and September 30, 2001 we recorded a charge of $30.5 million and $50.6 million, respectively, for the write off of excess and obsolete inventories in accordance with the Company’s inventory reserve methodology. We have not yet determined the ultimate disposition of this inventory. Excluding the inventory write offs, cost of revenues in fiscal 2002 and 2001 would have been $86.6 million, or 53.3% of revenues, and $151.1 million or 39.3% or revenues, respectively. The increase in cost of revenues as a percentage of total revenues, exclusive of write down, from fiscal 2001, is the result of significantly lower quarterly revenues on a base of relatively fixed manufacturing costs, and the introduction of new products which generally have lower yields when first released. There has, however, been slight improvement on a quarter over quarter basis in fiscal 2002 which is the result of our continued efforts to decrease fixed costs and improve manufacturing yields for mature products as well as optical module products. We anticipate that cost of revenues as a percentage of total revenues will continue to fluctuate in the near term based primarily on the demand for our products.

Engineering, Research and Development

Engineering, research and development expenses were $170.3 million in fiscal 2002 compared to $155.8 fiscal 2001. As a percentage of total revenues, engineering, research and development expenses were 104.9% in fiscal 2002 and 40.6% fiscal 2001. The increase in absolute dollars from the prior year was principally due to increased headcount from acquisitions completed in fiscal 2001 of approximately 240 employees, amortization of deferred stock compensation and higher costs to support our continuing efforts to develop new products. This increase was partially offset from the restructuring plans announced in the first and third quarters of fiscal 2002. We expect these expenses to continue to decrease in absolute dollars in fiscal 2003. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) were $69.5 million in fiscal 2002, compared to $86.7 million in fiscal 2001. As a percentage of total revenues, SG&A expenses were 42.8 % in fiscal 2002, compared to 22.6% in fiscal 2001. Excluding charges of $3.0 million and $14.1 million recorded in fiscal 2002 and fiscal 2001, respectively, the decrease in absolute dollars from the prior year was primarily due to our efforts to streamline our cost structure. The $3.0 million charge recorded in fiscal 2002 was to increase the reserve for doubtful accounts.

Restructuring Costs

Restructuring costs were $212.5 million in fiscal 2002, compared to $26.6 million in fiscal 2001. See further discussion in “Overview”.

Goodwill and Intangible Assets Impairment Charge

As a result of industry conditions, and our significant restructuring charge discussed above, we determined that there were indicators of impairment to the carrying value of our goodwill and purchased intangibles. During the third quarter of fiscal 2002, we performed a review of the value of our goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Based on our review, we recorded a charge of $396.0 million to write down the value of goodwill, and $7.0 million to write down the value of definite lived intangible assets during the quarter ended June 30, 2002.

We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. Future goodwill impairment tests may result in charges to earnings. For additional information regarding SFAS 142, see Note 3 “Goodwill and Other Intangible Assets” of the Notes to the Consolidated Financial Statements.

Amortization of Goodwill and Intangible Assets

We have elected to adopt SFAS No. 142 effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of October 1, 2001. There was no transitional impairment of goodwill upon adoption of Statement 142.

Amortization of other intangible assets was $11.5 million in fiscal 2002, compared to amortization of goodwill and other intangible assets of $87.6 million in fiscal 2001. The decrease in the amortization primarily was due to the adoption of Statement 142 as of October 1, 2001.

Other Income (Expense), Net

Other income (expense) consists of interest income, interest expense, and other expenses. Interest income was $16.7 million in fiscal 2002 compared to $48.7 million in fiscal 2001. The decrease in interest income of $32.0 million from the prior year was the result of lower cash balances and short term and long term investments held throughout the year as well as a significant decline in interest rates paid on our cash balances. The decrease in cash balances was primarily the result of the repurchase of our convertible subordinated debentures in the quarters ended September 30, 2002 and December 31, 2001, as well as a fixed operating cash outflow in a period of reduced revenues.

Interest expense was $14.3 million in fiscal 2002 compared to $31.7 million in fiscal 2001. The decrease in interest expense of $17.4 million from the prior year was primarily the result of two interest rate swap agreements entered into during the December 2001 quarter and the September 2002 quarter which significantly relieved interest expense for the year ended September 30, 2002. The decrease in interest expense was also the result of lower principal amount of the convertible subordinated debentures outstanding during the year. See further discussion below in “Extraordinary Gain on Extinguishment of Debt”.

In fiscal 2002, we also recorded a charge of $5.0 million to write down an equity investment held by the Vitesse Venture Fund to the estimated fair market value. Further, in the quarter ended September 30, 2002, we recorded a deferred gain of $9.3 million related to the termination of our interest rate swap agreements. We will amortize the gain over the remaining life of the convertible subordinated debentures due March 2005. As a result, a gain of $0.4 million was recognized in the year ended September 30, 2002. For additional information regarding the interest rate swap agreement, see Note 7 “Derivative Instruments and Hedging Activities” of the Notes to the Consolidated Financial Statements.

Income Tax Expense (Benefit)

Our annual income tax expense was $126.1 million compared to a tax benefit of $28.2 million in the prior year. The increase in tax expense for year ended September 30, 2002 was due principally to a net tax charge of $126.2 million recorded during the quarter ended June 30, 2002. This charge consisted of an increase to the valuation allowance of $145.8 million, partially offset by the reversal of income taxes payable of $19.6 million, resulting in an income tax receivable of $5.2 million at June 30, 2002. Management continually evaluates our deferred tax asset as to whether it is “more likely than not” that the deferred tax assets will be realized. In the evaluation of the realizability of deferred tax assets, the Company considers projections of future taxable income and the reversal of temporary differences. In its most recent evaluation, management has determined that it is not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation allowance has been recorded against the entire net deferred tax assets.

Extraordinary Gain on Extinguishment of Debt

In fiscal 2002, we purchased $273.4 million aggregate principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate of approximately $203.1 million in cash. As a result, we recorded an extraordinary gain on early extinguishment of debt of approximately $66.3 million, net of a portion of debt issue costs of $4.0 million, in the year ended September 30, 2002.

Year Ended September 30, 2001, as Compared to Year Ended September 30, 2000

Revenues

Revenues in fiscal 2001 were $384.1 million, a 13% decrease from the $441.7 million recorded in fiscal 2000. The decrease in total revenues was a result of adverse market conditions and the reduction in demand from our communications and data storage customers. During fiscal 2001, OEM’s (who account for a majority of our sales) started experiencing a sharp decline in demand from their customers for several reasons. First, many financially weak telecommunication carriers either ceased operations or consolidated with other carriers, leading to a drop in demand for networking equipment. Second, due to excess fiber capacity in the telecommunications infrastructure, network service providers spent less on networking equipment that our customers sell and which include our products. Third, the weakening economy drove many enterprises to either cease operations or to curtail capital expenditures, resulting in lower demand for networking equipment addressed at the enterprise market. As the overall demand for communications equipment declined, our customers began consuming a portion of our component inventories that they had accumulated in previous years rather than placing new orders with us.

Revenues from telecommunications products primarily targeted at the core and metro portions of the network were $230.3 million and $264.8 million in fiscal years 2001 and 2000, respectively. Revenues from telecommunication products increased sequentially every quarter in fiscal 2000, through the first quarter of fiscal 2001. Thereafter, these revenues declined in each quarter. This was due to a significant reduction in orders from telecommunications customers as a result of the overbuilding of the long haul networking infrastructure, and due to the presence of excess inventories of these products in our customers’ channels.

Revenues from datacommunications products primarily targeted at enterprise and storage networks were $133.0 million and $131.1 million in fiscal years 2001 and 2000, respectively. Revenues from datacommunications products increased sequentially every quarter in fiscal 2000, through the first quarter of fiscal 2001, and declined thereafter. This trend was primarily due to reduced capital spending on enterprise networking equipment as a result of weakening overall economic conditions beginning in 2000 and due to excess inventories of these products in our customers’ channels.

Revenues from ATE products were $20.8 million and $45.8 million in fiscal 2001 and 2000, respectively. ATE revenues have declined over the past year as we have increasingly focused our business and operations on the communications market.

Cost of Revenues

Cost of revenues as a percentage of total revenues in fiscal 2001 was 52.5% compared to 34.1% in fiscal 2000. The increase in cost of revenues as a percentage of total revenues resulted primarily from the write-off of excess and obsolete inventory, lower quarterly revenues on a base of relatively fixed manufacturing costs and the introduction of new products which generally have lower yields when first released. In the third quarter of fiscal 2001, we recorded a $41.1 million charge for excess and obsolete inventories, and in addition, wrote off $9.5 million for excess and obsolete inventories from our existing reserve. The continued industry wide reduction in capital spending and the resulting decrease in demand for our products, prompted the review of current inventory levels versus our current sales forecast. We have not yet determined the ultimate disposition of this inventory. Excluding the inventory charge, cost of revenues in fiscal 2001 was $151.1 million, or 39.3% of revenues. The increase was slightly offset by improved manufacturing yields for mature products during fiscal 2001.

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

Selling, General and Administrative

Selling, general and administrative expenses were $86.7 million in fiscal 2001 compared to $51.1 million in fiscal 2000. The increase in SG&A expenses in absolute dollars was due to the $14.1 million amortization charge recorded as a result of the residual guarantee provision of an operating lease agreement. The increase in SG&A expenses is also attributable to the increased headcount resulting from acquisitions and expansion of our worldwide sales and marketing organizations. As a percentage of total revenues, SG&A expenses were 22.6% in fiscal 2001, compared to 11.6% in fiscal 2000.

Restructuring Costs

Restructuring costs were $26.6 million in fiscal 2001. See further discussion in “Overview”.

In-Process Research and Development (“IPR&D”)

Purchased in-process research and development charges were $45.6 million in fiscal 2000. There were no IPR&D charges in fiscal 2002 or 2001.

IPR&D of $45.6 million for fiscal 2000 was related to the purchase of Orologic, Inc., which was completed in fiscal 2000. The IPR&D charge primarily related to two significant products. The first product, Pacemaker, represented $39.5 million of the IPR&D charge. This product performs certain processing functions that are unique to networking equipment. These functions include traffic management, queuing, and packet processing for systems that operate at 2.5Gb/s. The second product, Monitor, represented $5.1 million of the IPR&D charge. This product performs certain processing functions for systems that use the ATM protocol. At the date of acquisition we estimated that Pacemaker technology was 75% complete in meeting functional specifications, and the estimated costs to complete the product were $4.0 million. Remaining efforts to complete the product included place and route, tape out, and release and testing of samples in customer systems. The estimated completion date of the product was June 2000, when the first set of chips was expected, and the product would have been announced. At the date of acquisition we estimated that the Monitor project was 50% complete in meeting functional specifications, and the estimated costs to complete the project were $6.0 million. Remaining efforts to complete this product included functional simulation, verification, place and route, tape out, prototype release, samples, and testing in customers systems. The estimated completion date of the product was December 2000, when the first set of chips was expected and the product would have been announced.

Progress on the both the Pacemaker and Monitor projects was slower than originally estimated. As a result, fiscal 2001 costs related to both projects exceeded our original estimates. As of September 30, 2001, the expected product release date of Pacemaker was delayed until June 2001, one year after originally expected, which resulted in material changes to the original estimated costs to complete. Pacemaker was released during the quarter ended June 30, 2001. Additionally, as of the end of fiscal 2001, Monitor was still not released for sale. At September 30, 2001 the Company anticipated that Monitor would not release to production until the second fiscal quarter of 2002. During the quarter ended June 30, 2002, we decided to discontinue further development of our traffic management product line that includes Monitor. As a result, all future development related to Monitor has ceased.

Amortization of Goodwill and Intangible Assets

Amortization of goodwill and other identifiable intangible assets was $87.6 million in fiscal 2001, compared with $39.5 million in fiscal 2000. Amortization of goodwill and identifiable intangible assets primarily relates to the purchase of Orologic and other acquisitions completed in fiscal 2000 and 2001 (see Results of Operations fiscal 2002 above and Note 2 and 3 to the Consolidated Financial Statements).

Other Income, Net

Interest income increased to $48.7 million in fiscal 2001 compared to $39.4 million in fiscal 2000. The year over year increase in interest income was due to higher average cash balances, short-term investments, long-term investments and long-term deposit balances resulting from proceeds received from the convertible debenture offering in March 2000. However, in the last six months of fiscal 2001, we experienced a decrease in interest income. This was due to lower cash balances, short-term and long-term investments held throughout the respective months, primarily as a result of the purchase of $182.9 million principal amount of our convertible subordinated debentures for $148.7 million, combined with lower interest rates paid on our cash balances (see Note 6 to the Consolidated Financial Statements).

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

Extraordinary Gain on Extinguishment of Debt

In the last two quarters of fiscal 2001, we purchased $182.9 million principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate of approximately $148.7 million in cash. As a result, we recorded an extraordinary gain on early extinguishment of debt of $19.0 million, net of income taxes of $12.1 million and a proportion of unamortized debt issue costs of $3.1 million in fiscal 2001.

Liquidity and Capital Resources

Operating Activities

We used $85.6 million and $2.2 million from operating activities in the years ended September 30, 2002 and 2001, respectively, and generated $152.4 million from operating activities in the year ended September 30, 2000. The decrease in cash flow from operations over the past two fiscal years was principally due to an operating loss of $821.5 million and $174.2 million in the fiscal year ended September 30, 2002 and 2001, respectively, resulting from a decrease in revenue over a relatively fixed cost structure.

Investing Activities

We generated $301.9 million and used $38.1 million and $719.3 million in investing activities during the years ended September 30, 2002, 2001, and 2000, respectively. The cash generated in investing activities during fiscal 2002 was due to the maturity of net investments of $381.8 million in held to maturity debt and equity securities. This was partially offset by the use of $75.3 million for capital expenditures and $4.6 million for payments of collateral on equipment lease recorded in restricted long-term deposits.

The cash used in investing activities in fiscal 2001 was primarily due to capital expenditures of $152.5 million and investments in restricted long term deposits of $12.1 million partially offset by the sale of net investments of $139.4 million (see Note 12 to the Consolidated Financial Statements). In addition, we paid aggregate cash consideration of approximately $13.0 million in connection with the purchase of companies during fiscal 2001.

The increase in cash used in investing activities for fiscal 2000 was primarily due to the net investment of $586.9 million in held to maturities debt and equity securities, from the proceeds received from the convertible subordinated debentures offering. Capital expenditures, primarily for manufacturing and test equipment, were $90.0 million in fiscal 2000. As further discussed in Note 2 to the Consolidated Financial Statements, we also paid $34.0 million in cash for the purchase of companies during fiscal 2000.

Financing Activities

In fiscal 2002, we used $197.2 million in financing activities. Financing activities for the year ended September 30, 2002, represent the purchase of $273.4 million carrying value of our convertible subordinated debentures for $203.1 million, the repayment of debt obligations of $1.2 million, and the repayment of $0.5 million in the quarter ended June 30, 2002 to Venture Fund Partners for the sale of investments. This was slightly offset by proceeds of $7.4 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans and proceeds of $0.1 million received from the limited partners of the Vitesse Venture Funds. The limited partners are officers and employees of our company and represent an insignificant portion of the investments in the Vitesse Venture Funds.

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

In October 2002, the Company purchased $68.6 million aggregate principal amount of its 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate of approximately $51.1 million in cash.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts, Sales Returns Reserve and Revenue Recognition

We evaluate the collectibility of our accounts receivable based on a combination of factors. At September 30, 2002, we maintained an allowance for doubtful accounts and sales returns reserve of approximately 28.5% of gross accounts receivable. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

We recognize product revenue when persuasive evidence of an arrangement exists, the sales price is fixed, products are shipped to customers, which is when title and risk of loss transfers to the customers, and collectibility is reasonably assured. Revenue from development contracts is recognized upon attainment of specific milestones established under the customer contracts. Revenue from products deliverable under development contracts, including design tools and prototype products, is recognized upon delivery. We record a provision for estimated sales returns in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

At September 30, 2002, our allowance for doubtful accounts and sales returns was $14.8 million or 28.7% of gross receivables, compared to $19.6 million or 26.7% of gross receivables as of September 30, 2001. The increase in the reserve as a percentage of gross receivables from prior year is the result of the continuing downturn in our industry and general economic slowdown, as discussed in further detail below.

At September 30, 2001, our allowance for doubtful accounts and sales returns was $19.6 million, compared to $10.1 million as of September 30, 2000. During fiscal 2001 we increased this reserve for several reasons. First, we noted that as a result of product diversification and our entry into new markets in fiscal 1999 and 2000, an increasing percentage of our sales were to smaller, newly formed companies. While these customers did not represent a credit risk in previous years, in fiscal 2001 they began slowing down their payments to us in light of their inability to secure funding amidst a severe industry downturn. Second, we noted that an increasingly large percentage of our OEM customers were employing contract manufacturers to produce their products and to manage their inventories. Many of these contract manufacturers represent greater credit risk than our OEM customers, and these OEMs do not guarantee our receivables related to their contract manufacturers. During fiscal 2001, due to the industry downturn and the resulting inventory build up in our customers’ supply chain, our customers started curtailing payments to their contract manufacturers, who in turn began to slow down payments to us. Third, a periodic credit review of our customer base indicated that a number of our larger customers, who had traditionally been considered financially stable, had seen their credit ratings drop, which led us to provide a larger reserve for receivables from these customers. Finally, as a result of the industry downturn, we experienced a higher rate of sales returns in fiscal 2001 and therefore, adjusted our sales returns reserve accordingly.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, we provide appropriate reserves for such excess inventory. If we have previously recorded the value of such inventory determined to be in excess of projected demand, or if we determine that inventory is obsolete, we write off these inventories in the period the determination is made. Due to reduced capital spending by our customers and the resulting reduction in demand for our products, we wrote off $30.5 million of excess and obsolete inventory in the year ended September 30, 2002. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. At September 30, 2002, we had net inventories of $29.0 million compared to $44.8 million at September 30, 2001. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of revenues in the period the revision is made.

Valuation of Goodwill, Purchased Intangible Assets and Long-Lived Assets

We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we evaluate the fair value of the goodwill of our one reporting unit to its carrying value. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on an income and market approach. Fair value of other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. See Notes 3 and 4 to the Consolidated Financial Statements for additional information regarding impairment. During the fiscal year ended September 30, 2002, we recorded goodwill and other intangible asset impairment of $396.0 million and $7.0 million, respectively, totaling $403.0 million. We also recorded a charge of $170.4 million during the fiscal year ended September 30, 2002 for the write down of certain excess manufacturing equipment. To the extent we determine there are indicators of impairment in future periods, additional write-downs may be required.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Management continually evaluates its deferred tax asset as to whether it is “more likely than not” that the deferred tax assets will be realized. In the fiscal year ended September 30, 2002, management determined that it is not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve was recorded against the entire net deferred tax assets. A tax charge of $126.2 million dollars was recorded in the fiscal year ended September 30, 2002 to record a valuation allowance of $145.8, partially offset by the reversal of income taxes payable of $19.6 million.

Impact of Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material impact on the our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

Cash Equivalents, Short-term and Long-term Investments

Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Our investments are made in accordance with an investment policy approved by the Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are held at amortized cost, while available-for-sale investments are held at fair value.

Investments in fixed rate interest earning instruments carry a degree of interest rate and credit rating risk. Fixed rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if we were to sell securities that have declined in market value because of changes in interest rates. Due to the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings.

Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2002, an immediate 10 percent change in interest rates is not expected to have a material effect on our near term financial condition or results of operations.

Debt

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates. We address this risk through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into financial instruments for trading or speculative purposes. The fair value of our debt is sensitive t o fluctuations in the general level of the U.S. interest rates.

We manage exposure by entering into fixed to floating rate interest rate swaps. Therefore, changes in the U.S. interest rate affect variable cash flows on the portion of the debt that was hedged by interest rate swaps. To ensure the adequacy and effectiveness of our interest rate hedge positions, we continually monitor our interest rate swap positions, in conjunction with our underlying interest rate exposure, from an accounting and economic perspective.

However, given the uncertainty surrounding the economic correlation of interest rates and market prices, there can be no assurance that such programs will completely eliminate the adverse financial impact resulting from unfavorable movements in interest rates. In addition, the timing of the accounting for recognition of gains and losses related to the mark-to-market instruments for any given period may not coincide with the timing of the gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position. The gains and losses realized from the interest rate swap are recorded in “Interest expense” in the accompanying condensed consolidated statement of operations.

In fiscal 2002, we entered into two interest rate swaps which were both terminated as of September 30, 2002. We entered into the agreements to reduce the impact of interest rate changes on our long-term debt. The swap agreements allowed us to swap long-term borrowings at fixed rates into variable rates that are anticipated to be lower than rates available to us. As a result, the swaps effectively converted our fixed-rate debt to variable-rates and qualified for hedge accounting treatment. Since these interest rate swap agreements qualified as a fair value hedge under SFAS No. 133, changes in the fair value of the swap agreement were recorded as interest expense and matched by changes in the designated, hedged fixed-rate debt to the extent that such changes were effective and as long as the hedge requirements were met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying condensed consolidated statement of operations, resulting in reporting interest expense at the hedged interest rate.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
VITESSE SEMICONDUCTOR CORPORATION:

We have audited the accompanying consolidated financial statements of Vitesse Semiconductor Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Los Angeles, California
October 18, 2002

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

September 30, 2002 and 2001

	September 30,
	2002	2001
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$111,889	$92,847
Short-term investments	200,272	126,938
Accounts receivable, net of allowances of $14,788 and $19,559 in 2002 and 2001, respectively	37,153	53,730
Inventories, net	28,961	44,833
Prepaid expenses and other current assets	8,272	12,447
Deferred tax assets, net	—	22,910

Total current assets	386,547	353,705

Long-term investments	—	454,849
Property and equipment, net	127,781	248,332
Restricted long-term deposits	89,992	87,987
Goodwill, net	156,005	553,066
Other intangible assets, net	23,573	42,057
Deferred tax assets, net	—	122,902
Other assets	43,361	69,884

	$827,259	$1,932,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,477	$21,463
Accrued expenses and other current liabilities	17,356	21,218
Income taxes payable	1,123	12,172
Current portion of accrued restructuring	14,799	861
Current portion of deferred gain	3,617	—
Current portion of long-term debt	1,091	897
Current portion of convertible subordinated debt	68,558	69,765

Total current liabilities	117,021	126,376

Long-term accrued restructuring	21,690	2,074
Deferred gain on derivative instrument	5,274	—
Long-term debt	770	1,703
Convertible subordinated debt	195,145	467,328
Minority interest	4,654	6,296

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 200,158,511 and 197,440,321 shares at September 30, 2002 and 2001, respectively	2,009	1,974
Additional paid-in-capital	1,400,254	1,396,466
Unearned compensation	(48,431)	(81,582)
Accumulated other comprehensive income	252	—
Retained earnings (accumulated deficit)	(871,379)	12,147

Total shareholders’ equity	482,705	1,329,005

	$827,259	$1,932,782

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2002	2001	2000
	(in thousands except per share amounts)
Revenues	$162,357	$384,143	$441,694
Costs and expenses:
Cost of revenues	117,083	201,728	150,803
Engineering, research and development	170,255	155,786	93,853
Selling, general and administrative	69,505	86,665	51,087
Restructuring costs	212,497	3,741	—
Purchased in-process research and development	—	—	45,614
Goodwill and intangible assets impairment	403,000	22,871	—
Amortization of goodwill and intangible assets	11,484	87,570	39,535

Total costs and expenses	983,824	558,361	380,892

Income (loss) from operations	(821,467)	(174,218)	60,802

Interest income	16,731	48,651	39,422
Interest expense	(14,305)	(31,696)	(18,546)
Other expense	(4,678)	(1,799)	—

Other income (expense), net	(2,252)	15,156	20,876

Income (loss) before income taxes and extraordinary item	(823,719)	(159,062)	81,678
Income tax expense (benefit)	126,074	(28,220)	53,789

Income (loss) before extraordinary gain	(949,793)	(130,842)	27,889
Extraordinary gain on early extinguishment of debt, net of $0 and $12,075 tax expense in the years ended September 30, 2002 and 2001, respectively	66,267	18,967	—

Net income (loss)	$(883,526)	$(111,875)	$27,889

Net income (loss) per share before extraordinary gain:
Basic	$(4.78)	$(0.70)	$0.16

Diluted	$(4.78)	$(0.70)	$0.15

Basic and diluted extraordinary gain per share	$0.33	$0.10	$—

Net income (loss) per share:
Basic	$(4.45)	$(0.60)	$0.16

Diluted	$(4.45)	$(0.60)	$0.15

Shares used in per share computations:
Basic	198,608	185,853	176,147
Diluted	198,608	185,853	189,828

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended September 30, 2002, 2001 and 2000

	Common Stock		Treasury Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings Accumulated (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, September 30, 1999	170,937,687	$1,709	(754,845)	$(100)	$406,103	$—	$—	$94,669	$502,381
Net income and comprehensive income	—	—	—	—	—	—	—	27,889	27,889
Exercise of stock options	4,902,393	49	—	—	22,439	—	—	—	22,488
Shares issued under Employee Stock Purchase Plan	179,786	2	—	—	5,765	—	—	—	5,767
Stock issued in purchase transaction	4,546,883	45	—	—	422,497	—	—	—	422,542
Exercise of warrants issued in debt financing	258,493	3	—	—	495	—	—	—	498
Retirement of treasury stock	(754,845)	(7)	754,845	100	(93)	—	—	—	—
Tax benefit of disqualifying dispositions of options	—	—	—	—	66,183	—	—	—	66,183
Stock options issued in purchase transaction	—	—	—	—	55,396	(3,250)	—	—	52,146
Unearned compensation on stock options granted to employees	—	—	—	—	19,752	(19,752)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	4,044	—	—	4,044
Reduction of shares in escrow	(21,244)	—	—	—	—	—	—	—	—
Reversal of duplicate period of pooled companies	—	—	—	—	—	—	—	1,464	1,464

Balance, September 30, 2000	180,049,153	1,801	—	—	998,537	(18,958)	—	124,022	1,105,402
Net loss and comprehensive loss	—	—	—	—	—	—	—	(111,875)	(111,875)
Exercise of stock options	3,909,899	38	—	—	25,868	—	—	—	25,906
Shares issued under Employee Stock Purchase Plan	167,598	2	—	—	5,574	—	—	—	5,576
Stock issued in purchase transactions and employee retention	13,313,671	133	—	—	268,650	(43,777)	—	—	225,006
Stock options issued in purchase transaction	—	—	—	—	46,511	(37,371)	—	—	9,140
Tax benefit of disqualifying dispositions of options	—	—	—	—	53,199	—	—	—	53,199
Reversal of unearned compensation related to terminations	—	—	—	—	(1,873)	1,873	—	—	—
Amortization of unearned compensation	—	—	—	—	—	16,651	—	—	16,651

Balance, September 30, 2001	197,440,321	1,974	—	—	1,396,466	(81,582)	—	12,147	1,329,005
Net loss	—	—	—	—	—	—	—	(883,526)	(883,526)
Change in net unrealized gains on investments	—	—	—	—	—	—	252	—	252

Comprehensive loss	—	—	—	—	—	—	—	—	(883,274)

Exercise of stock options	939,318	10	—	—	1,340	—	—	—	1,350
Shares issued under Employee Stock Purchase Plan	1,778,872	18	—	—	6,068	—	—	—	6,086
Vesting of shares issued in purchase transaction	—	7	—	—	(7)	—	—	—	—
Reversal of unearned compensation related to terminations	—	—	—	—	(3,613)	3,613	—	—	—
Amortization of unearned compensation	—	—	—	—	—	29,538	—	—	29,538

Balance, September 30, 2002	200,158,511	$2,009	—	$—	$1,400,254	$(48,431)	$252	$(871,379)	$482,705

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(883,526)	$(111,875)	$27,889
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68,627	136,881	71,385
Property and equipment impairment	141,761	—	—
Impairment of goodwill and intangible assets	403,000	22,871	—
Impairment of other long-term investments	5,040	1,161	—
Inventory impairment	30,533	50,600	—
Prepaid maintenance impairment	28,602	—	—
Accrued restructuring	42,186	3,741	—
Amortization of gain on derivative instrument	(362)	—	—
Amortization of debt issue costs and debt discount	1,771	2,864	2,307
Amortization of deferred compensation	29,538	16,651	4,044
Purchased in-process research and development	—	—	45,614
Extraordinary gain on extinguishments of debt	(66,267)	(18,967)
Increase in equity associated with tax benefit from exercise of stock options	—	53,199	66,183
Deferred tax assets, net	126,074	(81,736)	(66,183)

Changes in assets and liabilities:
(Increase) decrease in, net of effects of acquisitions:
Accounts receivable, net	16,577	59,442	(43,924)
Inventories, net	(14,661)	(51,718)	(16,784)
Prepaid expenses and other current assets	(12,026)	(4,712)	(1,224)
Other assets	2,000	(41,285)	(735)
Increase (decrease) in, net of effects of acquisitions:
Accounts payable	(10,986)	(3,234)	5,342
Accrued expenses and other current liabilities	(2,801)	(25,168)	5,442
Accrued restructuring	(8,632)	(806)	—
Deferred gain on derivative instrument	9,253	—	—
Income taxes payable	8,689	(10,110)	53,040

Net cash provided by (used in) operating activities	(85,610)	(2,201)	152,396

Cash flows from investing activities:
Purchases of investments	(817,857)	(2,158,763)	(2,529,467)
Proceeds from sale of investments	1,199,624	2,298,209	1,942,602
Capital expenditures	(75,272)	(152,505)	(89,967)
Restricted long-term deposits	(4,611)	(12,183)	(8,470)
Payment for purchase of companies, net of cash acquired	—	(12,879)	(33,981)

Net cash provided by (used in) investing activities	301,884	(38,121)	(719,283)

Cash flows from financing activities:
Principal payments under long-term debt and capital leases	(1,214)	(11,485)	(5,053)
Repurchase of convertible subordinated debt	(203,073)	(148,699)	—
Proceeds from term loans	—	—	5,357
Cash paid for debt issue cost	—	—	(18,000)
Proceeds from issuance of long-term debt	—	—	720,000
Distribution to minority interest limited partners from sale of investments	(462)	—	—
Capital contributions by minority interest limited partners	81	4,790	1,506
Elimination of duplicate period of pooled companies	—	—	1,464
Proceeds from issuance of common stock, net	7,436	31,482	28,753

Net cash provided by (used in) financing activities	(197,232)	(123,912)	734,027

Net increase (decrease) in cash and cash equivalents	$19,042	$(164,234)	$167,140

Cash and cash equivalents at beginning of year	92,847	257,081	89,941
Cash and cash equivalents at end of year	$111,889	$92,847	$257,081

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12,305	$28,366	$15,106
Income taxes	$612	$9,054	$780

Supplemental disclosures of non-cash transactions:
Property and equipment financing	$475	—	—
Reversal of accrued acquisition costs	$1,061	—	—
Cancellation of stock options	$1,439	—	—
Minority interest limited partners’ share of impaired other long-term investments	$1,261	$355	—
Acquisition of equipment under operating lease	$2,606	—	—
Issuance of stock in purchase transactions	—	$225,006	$422,542
Issuance of stock options in purchase transactions	—	$9,140	$52,146

See accompanying notes to consolidated financial statements

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Description of Business.    Vitesse Semiconductor Corporation was incorporated under the laws of Delaware on February 3, 1987. Vitesse Semiconductor Corporation is a leader in the design, development, manufacturing and marketing of high-performance integrated circuits.

Principles of Consolidation.    The consolidated financial statements include the accounts of Vitesse Semiconductor Corporation and its wholly owned subsidiaries and its majority-controlled joint ventures (collectively, the “Company”). Minority interest represents the limited partners’ proportionate share of the equity of Vitesse Venture Fund, L.P. and Vitesse Venture Fund II, L.P. The Vitesse Venture Fund, L.P. and Vitesse Venture Fund II, L.P are partnerships that were formed to make equity investments in privately held technology companies. The Company is a general partner in each of the two partnerships. The assets include long-term investments in such privately held companies, and minor amounts of cash and cash equivalents. The minority interest impact is reflected in minority interest in (income) loss of the joint venture and is the limited partners’ share of the majority-controlled joint venture operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition.    Production revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed, products are shipped to customers, which is when title and risk of loss transfers to the customer, and collectibility is reasonably assured. Revenue from development contracts is recognized upon attainment of specific milestones established under customer contracts. Such revenue is insignificant. Revenue from products deliverable under development contracts, including design tools and prototype products, is recognized upon delivery. Costs related to development contracts are expensed as incurred. The Company accrues for sales returns and other allowances based on a review of specific accounts and historical experience. Certain of the Company’s production revenue are made to a major distributor under an agreement allowing for price protection and right of return on products unsold. Accordingly, the Company defers recognition of revenue on such products until the products are sold by the distributor to the end user.

Cash Equivalents and Investments.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with maturities over three months up to one year are considered short-term investments and investments with maturities over one year are considered long-term investments. Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), the Company classifies its securities included under investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. All maturities of debt securities classified as held-to-maturity are within three years. Marketable securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments, net of any related tax effect, are included in equity as a separate component of shareholders’ equity.

In fiscal 2001 and 2002, the Company purchased $182.9 million and $273.4 million, respectively, aggregate principal amount of its 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate of approximately $148.7 million and $203.1 million, respectively. Due to the significant increase in cash outflow, it was necessary that the Company liquidate certain investments. As a result, as of September 30, 2002, all investments were classified as available-for-sale, and thus, the Company reported an unrealized gain of $0.3 million as a separate component of shareholders’ equity. As of September 30, 2001, all investments were classified as held-to-maturity, at which time the carrying value was substantially the same as market value.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories.    Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred until the product is proven through testing and acceptance by the customer. The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. Inventories are shown net of a valuation reserve of $8.6 million at September 30, 2002 and 2001.

Depreciation and Amortization.    Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 3 to 5 years.

Goodwill and Other Intangible Assets.    In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires intangible assets, other than goodwill, to be amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to ten years.

SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt the statement effective as of October 1, 2001. In accordance with SFAS 142, the Company has ceased amortizing goodwill totaling $156.0 million, including $6.4 million of acquired workforce previously classified as other intangible assets.

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

Computation of Net Income (Loss) Per Share.    Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of commons shares and excludes certain dilutive potential common shares outstanding, as their effect is antidilutive on income (loss) before extraordinary gain. Dilutive potential common shares consist of employee stock options and convertible subordinated debentures.

The reconciliation of shares used to calculate basic and diluted income (loss) per share consists of the following (in thousands):

	2002	2001	2000
Shares used in basic per share computations—weighted average shares outstanding	198,608	185,853	176,147
Net effect of dilutive common share equivalents based on treasury stock method	—	—	13,681

Shares used in diluted per share computations	198,608	185,853	189,828

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock equivalents to purchase 26,644,235, 14,989,190, and 6,476,562 shares that were outstanding for fiscal years September 30, 2002, 2001 and 2000, respectively, were not included in the computation of diluted net income per share, as their effect would have been antidilutive. The antidilutive common stock equivalents for fiscal years September 30, 2002, 2001 and 2000 consist primarily of employee stock options and the convertible subordinated debentures that are convertible into the Company’s common stock at a conversion price of $112.19.

Financial Instruments.    The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s carrying value of cash equivalents, short-term investments, restricted long-term deposits, accounts receivable, long-term investments, accounts payable and term loans approximates fair value because the instrument has a short-term maturity or because the applicable interest rates are comparable to current investing or borrowing rates of those instruments. The fair value of the Company’s convertible subordinated debt as of September 30, 2002 was approximately $195.1 million.

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

Accounting for Stock Options.    The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for employee stock options. As such, compensation expense would be recorded on the date of grant only if the market price of the underlying stock on that date exceeded the exercise price. Unearned compensation is amortized over the vesting period using the straight-line method. Compensation expense related to stock options granted to non-employees is accounted for under SFAS No. 123, Accounting for Stock-based Compensation, whereby compensation expense is recognized over the vesting period based on the fair value of the options on the date of grant.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN 44 did not have a material affect on the Company’s financial reporting.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—BUSINESS COMBINATIONS

Purchase Accounting Business Combinations

During the three years ended September 30, 2002, the Company completed a number of purchase acquisitions. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. The consideration for each transaction has been allocated using independent valuations based on the fair value of the tangible and intangible assets and liabilities acquired with the difference recorded as goodwill. Amounts allocated to identifiable intangible assets and goodwill have been amortized over their estimated useful lives through September 30, 2001. With the adoption of SFAS 142, effective October 1, 2001, goodwill and other intangible assets, principally workforce, remaining as of September 30, 2001, was assessed for impairment upon adoption, on an interim basis and at least on an annual basis in accordance with the provisions of the statement.

In July 2001, the Company acquired all of the equity interests of Versatile in exchange for approximately 8.8 million shares of common stock valued at $148.8 million and the assumption of stock options to purchase approximately 1.1 million shares of common stock valued at $18.3 million, and acquisition related expenditures of $2.5 million.

In June 2001, the Company acquired all of the equity interests of Exbit in exchange for 2.7 million shares of common stock valued at $70.1 million, the assumption of stock options to purchase 80,000 shares of common stock valued at $1.5 million, and acquisition related expenditures of $5.5 million. The Company also recorded deferred compensation of $43.8 million for 1.7 million shares of the Company’s common stock that will be released to the employees of Exbit monthly over a three-year period, on a proportional basis, based on their continued employment with the Company.

In connection with the acquisition of Exbit, the Company issued into escrow 2.4 million shares of its common stock for release to former Exbit shareholders upon the attainment of certain future internal performance goals through December 31, 2002. Such additional consideration, if earned, will be allocated to goodwill and assessed for impairment on an annual basis in accordance with SFAS No.142. As of September 30, 2002, it is unlikely that these internal performance goals will be met as of December 31, 2002.

During fiscal 2001, the Company acquired all of the equity interests of First Pass in exchange for 70,800 shares of common stock valued at $6.1 million, the assumption of stock options to purchase 378,000 shares of common stock valued at $21.5 million, cash consideration of $0.8 million and acquisition related expenditures of $0.3 million. The Company also acquired all of the equity interests of ht-Mikro in exchange for $10.0 million cash consideration, acquisition related costs of $0.3 million and the assumption of approximately 57,000 stock options valued at $2.7 million.

Pro forma results of operations, for the above-mentioned transactions, have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

In fiscal 2000, the Company acquired all of the equity interests of Orologic in exchange for 4.5 million shares of common stock valued at $422.5 million, the assumption of stock options to purchase 0.5 million shares of common stock valued at $50.5 million and acquisition related expenditures of $17.0 million. In connection with the acquisition, the Company recorded an IPR&D charge of $45.6 million.

Purchased IPR&D of $45.6 million was expensed upon acquisition because technological feasibility had not been established and no further alternative uses existed. The estimated fair value of these projects was determined by use of a discounted cash flow model. The value of the in-process technology was calculated by

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

identifying research projects in areas where technological feasibility had not been established, estimating the resulting net cash flows from such products, discounting the net cash flow to present value and applying the reduced percentage completion of the projects thereto.

The estimated net cash flows span a three-to-six year period. These net cash flows were discounted back to their present value using a factor that takes into account the risks surrounding the successful development of the purchased in-process technology. The discount rate used in calculating the present value of the IPR&D was 20% and was based on the risk profile of the acquired assets.

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

The IP&D charge primarily related to two significant products. The first product, Pacemaker, represented $39.5 million of the IPR&D charge. This product performs certain processing functions that are unique to networking equipment. These functions include traffic management, queuing, and packet processing for systems that operate at 2.5Gb/s. The second product, Monitor, represented $5.1 million of the IPR&D charge. This product performs certain processing functions for systems that use the ATM protocol. At the date of acquisition the Company estimated that Pacemaker technology was 75% complete in meeting functional specifications, and the estimated costs to complete the product were $4.0 million. Remaining efforts to complete the product included place and route, tape out, and release and testing of samples in customer systems. The estimated completion date of the product was June 2000, when the first set of chips was expected, and the product would have been announced. At the date of acquisition the Company estimated that the Monitor project was 50% complete in meeting functional specifications, and the estimated costs to complete the project were $6.0 million. Remaining efforts to complete this product included functional simulation, verification, place and route, tape out, prototype release, samples, and testing in customers systems. The estimated completion date of the product was December 2000, when the first set of chips was expected and the product would have been announced.

The subsequent progress on the both the Pacemaker and Monitor projects was slower than originally estimated. As a result, fiscal 2001 costs related to both projects exceeded original estimates. As of September 30, 2001, the expected product release date of Pacemaker was delayed until June 2001, one year after originally expected, which resulted in material changes to the original estimated costs to compete. Pacemaker was released during the quarter ended June 30, 2001. Additionally, as of the end of fiscal 2001, Monitor still had not released for sale. At September 30, 2001 the Company anticipated that Monitor would not release to production until the second fiscal quarter of 2002. During the quarter ended June 30, 2002, the Company decided to discontinue further development of our traffic management product line that includes Monitor. As a result, all future development related to Monitor has ceased.

Pro forma consolidated results of operations, which exclude the effects of the IPR&D charge but include additional amortization expense, for the years ended September 30, 2000 and 1999 are summarized below to reflect the acquisition of Orologic as if it had occurred on October 1, 1999 and 1998, respectively:

	Year ended September 30,
	2000	1999
	(in thousands, except per share data)
Revenues	$441,944	$282,019
Net loss	(13,963)	(15,369)
Net loss per share—basic and diluted	(0.08)	(0.09)

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2000, the Company also acquired certain assets and liabilities of KSA for $13.9 million of cash consideration, acquisition related expenditures of $0.7 million, and the assumption of stock options to purchase 146,500 shares of the Company’s common stock valued at $4.7 million. Additionally, the Company acquired certain assets of the WAN product line of Philips Semiconductors for an aggregate of $22.4 million cash consideration, and direct acquisition related expenditures of $0.9 million. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

In fiscal 1999, the Company acquired all of the equity interests of VTEK for $13.0 million cash and approximately $2.7 million in notes payable. VTEK was not a significant acquisition, and therefore, pro forma data is not presented herein.

The total consideration, including acquisition costs, was allocated based on the estimated fair values of the net assets acquired on the respective acquisition dates as follows:

	Versatile	Exbit	First Pass	ht Mikro	Orologic	KSA	Philips	VTEK	Total
	(in thousands)
Tangible assets	$12,067	$2,212	$206	$506	$2,620	$158	—	—	$17,769
Intangible assets:
Assembled workforce	—	1,200	2,025	1,800	—	5,000	860	2,080	12,965
Covenants not to compete	—	4,000	—	—	—	—	—	—	4,000
Goodwill	126,679	65,927	7,880	8,912	445,893	11,061	17,800	9,931	694,083
Technology	25,300	8,000	2,000	—	813	—	4,665	3,800	44,578
Unearned compensation	14,566	1,318	16,618	2,376	—	3,099	—	—	37,977
Unearned compensation retention shares	—	43,777	—	—	—	—	—	—	43,777
In process research and development	—	—	—	—	45,614	—	—	—	45,614
Liabilities Assumed	(9,005)	(5,532)	(58)	(627)	(4,867)	(38)	—	—	(20,127)

	$169,607	$120,902	$28,671	$12,967	$490,073	$19,280	$23,325	$15,811	$880,636

For many of the purchase acquisitions included in the table above the Company has issued unvested shares and assumed unvested options to continuing employees of each acquisition, with vesting to occur as compensation for future employment services with Vitesse. Typically these shares or options vest ratably over a four year period, as long as the employee option holder remains an employee of Vitesse. As a result, the Company has recorded unearned compensation based on the value of certain unvested shares and options of the Company issued to effect each acquisition. The fair value of common shares that were issued to acquire Exbit and that were subject to certain vesting provisions based on continued employment was recorded as unearned compensation—retention shares. The intrinsic value of the unvested options issued to KSA, ht-Mikro, Firstpass, Exbit and Versatile, was allocated to unearned compensation. Unearned compensation will be recognized as compensation expense over the respective remaining future service period.

Additionally, the Company has issued vested options to employees of the acquired companies, in exchange for vested options in the acquired company. The vested options issued by Vitesse are recorded at a valued calculated using the Black Scholes option pricing model at the acquisition date, and included in the cost of the acquired company.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pooling-of-Interests Business Combinations

There were no transactions accounted for as a pooling of interests in fiscal 2002 or 2001. In fiscal 2000, the Company merged with SiTera and 14.7 million shares of its common stock were issued and options were assumed. The transaction was accounted for as a pooling of interests and the historical financial information for all periods presented prior to the combination was restated.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance
September 30, 2002
Customer relationships	$813	$(813)	$—
Technology	36,765	(15,111)	21,654
Covenants not to compete	4,000	(2,081)	1,919

Total	$41,578	$(18,005)	$23,573

September 30, 2001
Customer relationships	$813	$(610)	$203
Technology	43,765	(5,496)	38,269
Covenants not to compete	4,000	(415)	3,585
Workforce	11,110	(4,709)	6,401

Total	$59,688	$(11,230)	$48,458

The workforce intangible was reclassified to goodwill for balance sheet presentation.

The following table presents the amortization expense of other intangible assets as reported in the Consolidated Statements of Operations (in thousands):

	Year Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2000
Amortization expense	$11,484	$4,049	$718

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year	Amount
2003	$8,180
2004	6,513
2005	5,453
2006	3,011
2007	190
Thereafter	226

Total	$23,573

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the statement been in effect for fiscal 2001 and fiscal 2000 (in thousands, except per share amounts):

	Year Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2000
Reported net income (loss)	$(883,526)	$(111,875)	$27,889
Adjustments:
Amortization of goodwill	—	82,222	38,580
Amortization of workforce	—	1,299	237

Adjusted net income (loss)	$(883,526)	$(24,305)	$66,706

Basic net income (loss) per share—as reported	$(4.45)	$(0.60)	$0.16
Basic net income (loss) per share—adjusted	$(4.45)	$(0.13)	$0.38
Diluted net income (loss) per share—as reported	$(4.45)	$(0.60)	$0.15
Diluted net income (loss) per share—adjusted	$(4.45)	$(0.13)	$0.35

The Company only operates within one reporting unit as defined by SFAS 142. Therefore, any allocation of goodwill is not required. Upon the adoption of SFAS 142, October 1, 2001, the Company used a “single variable model” market capitalization approach to measure the fair value of its only reporting unit. At implementation, the Company’s market capitalization was $2.5 billion, representing a significant excess over the Company’s net book value, $1.9 billion. Therefore, in accordance with the provisions of SFAS 142, the Company did not record any transitional impairment charges. Additionally, the workforce intangible asset has been combined with goodwill effective October 1, 2001.

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In connection with the third quarter restructuring activities, the Company determined that there were indicators of impairment to the carrying value of goodwill and purchased intangibles. Accordingly, the Company evaluated the recoverability of its goodwill and other intangible assets in accordance with SFAS 142. This involved writing down goodwill and intangible assets to their fair values. The amount of goodwill impairment was based on the fair value of the Company, representing its only reporting unit utilizing a valuation based on both the income and market approach. The amount of impairment of other intangible assets was based on the fair value of these assets using a discounted future cash flow model. During the quarter ended June 30, 2002, the Company recorded goodwill and other intangible asset impairment of $396.0 million and $7.0 million, respectively, totaling $403.0 million. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has become impaired.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

Restructuring Costs—Fiscal 2002

In the first quarter of fiscal 2002, the Company announced a restructuring plan as a result of the continued decrease in demand for its products, a shift in the industry’s technology and the need to align its cost structure with significantly reduced revenue levels. In the third quarter of fiscal 2002, the Company announced additional steps to restructure its operations as a result of continued adverse business conditions, a faster shift in technology away from its internal manufacturing process toward advanced outsourced CMOS-based processes, and a slower than previously expected trend in the outsourcing of products to semiconductor vendors such as the Company. This restructuring plan included the termination of certain product lines, curtailment of certain research and development projects, a resulting workforce reduction, and the consolidation of excess facilities. In connection with this restructuring, the Company also wrote down certain fixed assets which were deemed to be impaired, and accrued costs associated with non-cancelable equipment and software contracts. The summary of restructuring costs for fiscal 2002 are outlined as follows (in thousands):

	Total Charge	Noncash Charges	Cash Payments	Balance at September 30, 2002
Workforce reduction	$4,058	—	(3,455)	$603
Consolidation of excess facilities	3,855	—	(947)	2,908
Impairment of assets	170,363	(170,363)	—	—
Contract settlement costs	34,221	—	(2,714)	31,507

Total	$212,497	(170,363)	(7,116)	$35,018

Workforce reduction includes the cost of severance and related benefits of 130 employees affected by the November 2001 restructuring and the related costs for 183 employees affected by the July 2002 restructuring. The remaining benefits are expected to be paid out in the quarter ending December 31, 2002.

The excess facilities charge includes lease termination payments, non-cancelable lease costs and write off of leasehold improvements and office equipment related to these leases. The consolidation of excess facilities resulted in a charge of $3.9 million in fiscal 2002. These costs will be paid over the respective lease terms through February 2004

The impairment of assets charge includes the write down of certain excess manufacturing equipment, including fabrication and test equipment, and prepaid maintenance contracts associated with that equipment. This charge also included the write off of certain software licenses and future software license purchase commitments under non-cancelable agreements associated with research and development employment positions which were eliminated as a result of the cancellation of non-strategic and unprofitable projects. The impairment of assets resulted in a charge of $170.4 million in fiscal 2002.

In the first quarter of 2002, the Company recorded an asset impairment charge of $63.2 million for the following reasons. First, the evolution of the Company’s products from the legacy GaAs process to mainstream processes such as CMOS, as well as emerging technologies such as Indium Phosphide was making much of the Company’s internal fabrication equipment obsolete faster than the Company had anticipated. As a result of this technology shift, the Company converted a majority of the fabrication equipment in the Company’s Camarillo facility to run the InP process, with the expectation that the Company would not run a GaAs process in Camarillo after the third quarter of fiscal 2002. Second, the Colorado fabrication facility has several pieces of equipment that were put in place for a significantly higher level of capacity. As the Company scaled down

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacturing of GaAs based products from the already low levels, the likelihood that the Company would ever use this equipment was remote. Additionally, the Company’s test facilities had planned for annual revenue levels in excess of $750.0 million, significantly higher than current expected revenues. Therefore, the Company decided to close the Colorado test facility and transfer some of the equipment to Camarillo. The remaining equipment is likely to remain idle for an indefinite period of time. Finally, the Company reduced its engineering work force and discontinued the development of certain products, which resulted in the impairment of software, tooling and masks associated with these products.

The asset impairment charge of $63.2 million was determined based on the held for disposal or abandonment model. Under this model, all long-lived assets and certain identifiable intangibles to be disposed of, for which management has approved and committed to a plan to dispose of, either by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. As a result of the conditions listed above, the Company has taken the equipment listed above out of service. Due to the abundance of fab and test capacity that currently exists, the Company believes that the market value for the equipment approximates estimated salvage value equal to 10% of the original cost. For tooling and masks, prepaid maintenance related to test equipment, and design software licenses, the Company recorded a charge for the entire net book value, since the Company is no longer utilizing these assets, and because such assets cannot be resold or transferred.

In the quarter ended June 30, 2002, the Company recorded an additional asset impairment charge of $107.2 million. Realizing that a recovery in the communications industry was farther away than expected, management concluded that over the next six months, production from its Colorado fabrication would subside to a minimal level. The Company further expected the probe and test areas to be significantly underutilized, and therefore decided to downsize the Camarillo test facility, which will involve shelving or reselling certain test equipment and fixtures. In light of headcount reductions related to development projects, the Company expects to see a further decrease in the utilization of design software licenses for which the Company is contractually liable. Additionally, due to a shift in its design environment, the Company started replacing software tools provided by one vendor to those provided by a new vendor, resulting in a significant percentage of the older tools being underutilized. As a result of the above, the Company recorded the asset impairment charge of $107.2 million.

The charges for fabrication and test equipment, and prepaid maintenance related to the test equipment were determined based on the held for use model. The Company determined that there was a change in circumstance that indicated the carrying amount of the assets may not be recoverable; namely that there had been a significant change in the extent to which the assets were used. Therefore, the Company recognized an impairment charge to the extent the present value of the anticipated cash flows attributable to the assets was less than the assets’ carrying value. The fair value of the long-lived assets then became the assets’ new carrying value which will be depreciated over the remaining estimated useful life. In addition, the Company recorded a charge for prepaid maintenance associated with periods subsequent to the end of the useful lives of the related test equipment. As maintenance contracts cannot be resold or transferred, there is no residual value. The charge for engineering equipment, tooling and masks, and design software licenses, was determined based on the held for disposal or abandonment model. Under this model, all long-lived assets and certain identifiable intangibles to be disposed of, for which management has approved and committed to a plan to dispose of, either by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Since the Company is no longer utilizing these assets, and such assets cannot be resold or transferred, the Company recorded a charge for the entire net book value of the unutilized amounts.

Contract settlements costs represent a $16.7 charge for future purchase commitments related to unused licenses of non-cancelable software contracts, and a $17.5 million charge for the residual value guaranteed under certain equipment operating leases. The Company calculated the number of design software licenses that it would

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not be using but were contractually obligated for, and accrued for such costs. The accrual will be fully utilized by March 2005. In the case of equipment under operating leases, the Company identified the underlying equipment that was not being used. For this equipment the Company determined the estimated fair market value, and compared this amount to the guaranteed residual value. The Company recorded the charge of $17.5 million for the difference between the estimated fair market value and the guaranteed residual value.

Other Special Charges—Fiscal 2002

In fiscal 2002, the Company also wrote off $30.5 million of excess and obsolete inventories. The continued industry-wide reduction in capital spending and the resulting decrease in demand for the Company’s products, resulted in a significant reduction in sales forecasts established at the end of fiscal 2001 and the beginning of fiscal 2002. As a result, the Company recorded a charge of $30.5 million in accordance with the Company’s inventory reserve methodology, which was included in cost of revenue in fiscal 2002.

The Company also recorded a charge of $5.0 million to write-down various equity investments held by Vitesse Venture Fund to the estimated fair market value. This charge is included in “Other Expenses” in the statement of operations for fiscal 2002.

Restructuring Costs—Fiscal 2001

In the third quarter of fiscal 2001, the Company announced a restructuring plan as a result of the decreased demand for its products and to align its cost structure with the business environment at that time. This restructuring plan included a workforce reduction, consolidation of excess facilities and goodwill and intangible assets deemed impaired. The summary of restructuring costs are outlined as follows (in thousands):

	Total Charge	Noncash Charges	Cash Payments	Balance at September 30, 2002
Workforce reduction	$2,007	—	(1,032)	$975
Consolidation of excess facilities	1,734	(172)	(1,066)	496
Impairment of goodwill & intangible assets	22,871	(22,871)	—	—

Total	$26,612	(23,043)	(2,098)	$1,471

Workforce reduction includes the cost of severance and related benefits of 165 employees affected by the fiscal 2001 restructuring, primarily within manufacturing and research and development operations. The Company expects to complete the severance and fringe benefits payouts by March 2005.

The excess facilities charge includes lease termination payments, non-cancelable lease costs and write off of leasehold improvements and office equipment related to these leases. The consolidation of excess facilities resulted in a charge of $2.5 million, net of estimated sub-lease income of $0.8 million in fiscal 2001. These costs will be paid over the respective lease terms through October 2003.

The impairment of goodwill and tangible assets charge includes the write off of goodwill and tangible assets associated with the acquisitions of VTEK and KSA. When the Company restructured certain of its operations and realigned resources to focus on high-growth markets and revenue opportunities we reviewed the amount by which the carrying amount exceeded the fair value of the goodwill and tangible assets, and recorded a charge of $22.9 million.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Special Charges—Fiscal 2001

In the third quarter of fiscal 2001, the Company recorded a $41.1 million charge for excess and obsolete inventories, and in addition, wrote off $9.5 million for excess and obsolete inventories from the existing reserve. The continued industry-wide reduction in capital spending and the resulting decrease in demand for the Company’s products prompted the review of inventory levels versus the Company’s current sales forecast. As a result, the Company recorded a charge, in accordance with the Company’s inventory reserve methodology, which was included in cost of revenues in the third quarter of fiscal 2001.

In the quarter ended June 30, 2001, the Company also recorded a charge of $1.1 million to write-down an equity investment held by Vitesse Venture Fund to the estimated fair market value. This charge is included in “Other Expenses” in the Statement of Operations.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—BALANCE SHEET DETAIL

The following tables provide details of selected balance sheet items (in thousands):

	September 30,
	2002	2001
Inventories, Net:
Raw materials	$3,916	$3,978
Work in process	13,192	27,193
Finished goods	11,853	13,662

Total	$28,961	$44,833

Property and Equipment, Stated at Cost:
Machinery and equipment	$129,193	$275,925
Furniture and fixtures	2,326	4,072
Computer equipment	56,983	78,974
Leasehold improvements	9,652	10,165
Land	2,851	1,042
Buildings	1,425	4,360

	202,430	374,538
Less accumulated depreciation and amortization	74,649	126,206

Total	$127,781	$248,332

Included in property and equipment are items not yet placed in service of $36.4 million and $69.9 million as of September 30, 2002 and 2001, respectively.

Intangible Assets, Stated at Cost:
Goodwill	$156,005	$694,232
Other identifiable intangible assets	41,578	52,433

	197,583	746,665
Less accumulated amortization	18,005	151,542

Total	$179,578	$595,123

Other Assets:
Debt issue costs	$3,699	$10,153
Long term prepaid maintenance	23,796	37,128
Investments in Venture Funds	14,465	21,440
Other investments	350	—
Long term deposits	1,051	1,163

Total	$43,361	$69,884

Accrued Expenses:
Accrued vacation	$3,982	$4,037
Accrued salaries, wages and bonuses	3,959	7,266
Accrued acquisition costs	—	2,033
Deferred revenue	2,122	1,184
Other	7,293	6,698

Total	$17,356	$21,218

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—DEBT

In March of fiscal 2000, the Company issued $720.0 million aggregate principal amount of its 4% convertible subordinated debentures due March 2005. Net proceeds received by the Company, after costs of issuance, were approximately $702.0 million. Interest is payable in arrears semiannually on March 15 and September 15 of each year, beginning September 15, 2000. The debentures are convertible into the Company’s common stock at approximately $112.19 per share, subject to certain adjustments. The notes may be redeemed at the Company’s option, on or after March 15, 2003 at specified redemption prices. For the years ended September 30, 2002 and 2001, interest expense relating to the debentures aggregated $14.1 million and $31.2 million, respectively. At September 30, 2002 and 2001, outstanding convertible subordinated debentures due March 2005 were $263.7 million and $537.1 million, respectively.

In fiscal 2001, the Company purchased $182.9 million aggregate principal amount of its 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate of approximately $148.7 million in cash. As a result, the Company recorded an extraordinary gain on early extinguishment of debt of approximately $19.0 million, net of income taxes of $12.1 million and a portion of debt issuance costs of $3.1 million, in the year ended September 30, 2001.

In fiscal 2002, the Company purchased $273.4 million aggregate principal amount of its 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate of approximately $203.1 million in cash. As a result, the Company recorded an extraordinary gain on early extinguishment of debt of approximately $66.3 million, net of a portion of debt issue costs of $4.0 million, in the year ended September 30, 2002.

Other long-term debt at September 30, 2002 and 2001 consists of the following (in thousands):

	September 30,
	2002	2001
Equipment financing facilities, secured by equipment, interest ranging from 8.19% to 12.5% and maturing through January 2004	$1,861	$2,513
Other	—	87

	1,861	2,600
Less current portion	1,091	897

	$770	$1,703

In connection with the acquisition of Versatile, the Company assumed a $4.0 million equipment loan financing arrangement entered into by Versatile in January 2001. The loan bears interest at 12.5%, is payable over 36 months and is secured by all of Versatile’s property. During fiscal 2002 and fiscal 2001, Versatile had drawn approximately a total of $0.5 million and $3.0 million, respectively, under the financing arrangement.

In December 1999, the Company entered into a $5.0 million loan agreement with two lenders, available for draw down in increments of $1 million through March 31, 2000. In fiscal 2001, the Company repaid total borrowings under the loan agreement of approximately $5.0 million.

The Company has a $12.5 million revolving line of credit agreement with a bank, which expires in January 2003. The agreement provides for interest to be paid monthly at the bank’s prime rate (4.75% on September 30, 2002). The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement and is prohibited from paying dividends without the consent of the bank. As of September 30, 2002 and 2001, no amounts were outstanding under the line of credit.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of long-term debt subsequent to September 30, 2002 are as follows (in thousands):

Years ending September 30:
2003	$69,649
2004	770
2005	195,145
2006	—
2007	—

$265,564

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In fiscal 2002, the Company entered into interest-rate related derivative instruments to manage its exposure on its debt instruments which were both terminated as of September 30, 2002. The Company does not enter into derivative instruments for trading or speculative purposes.

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

The Company uses fixed debt to finance its operations. The debt obligation exposes the Company to variability in the fair value of debt due to changes in interest rates. Management believes it is prudent to limit the variability. To meet this objective, management entered into interest rate swap agreements during fiscal 2002 to manage fluctuations in debt resulting from interest rate risk and designated these agreements as hedging instruments in a fair value hedging relationship under SFAS 133. These swaps changed the fixed-rate exposure on the debt to variable. Under the terms of the interest rate swaps, the Company received fixed interest rate payments and made variable interest rate payments, thereby managing the value of debt.

Changes in the fair value of the interest rate swaps designated as hedging instruments that effectively offset the fair value variability associated with fixed-rate, long-term debt are reported in interest expense as a yield adjustment of the hedged debt.

Interest expense for the year ended September 30, 2002 includes a deminimus amount of net gains representing fair value hedge ineffectiveness arising from slight differences between the fair value change in the interest rate swaps and the change in fair value of the hedged debt obligation.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2002, the Company terminated the interest rate swap entered into in November 2001. As a result, the Company recorded a deferred gain of $7.3 million. Subsequently, the Company entered into a new interest rate swap, which was then terminated during September 2002. As a result, the Company recorded a deferred gain of $2.0 million. These gains will be amortized over the remaining life of the convertible subordinated debentures due March 2005. For the year ended September 30, 2002, the Company recognized a gain of $0.4 million.

NOTE 8—SHAREHOLDERS’ EQUITY

Preferred Stock.    In fiscal 1991, the Board of Directors authorized 10,000,000 shares of undesignated preferred stock.

Common Stock.    In 1999, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 250,000,000 to 500,000,000. All of the following data has been restated for the effects of all stock splits.

Employee Stock Purchase Plan.    The Company has an employee stock purchase plan for all eligible employees. During fiscal 2002, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 7.5 million shares to 13.0 million shares of common stock, and to change the length of the offering periods from six months to twenty-four months. Under the plan, employees may purchase shares of the Company’s common stock at twenty-four month intervals at 85% of the lower of the fair market value at the beginning and end of each interval. Employees purchase such stock using payroll deductions and annual contributions which may not exceed 20% of their compensation, including commissions and overtime, but excluding bonuses. In fiscal 2002, 2001 and 2000, 1,778,872, 167,598 and 179,786 shares, respectively, were issued under the plan at average prices of $3.42, $33.27 and $32.08. At September 30, 2002, 4,719,158 shares were reserved for future issuance.

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

On January 23, 2001, the Company’s shareholders approved the adoption of the Company’s 2001 Stock Incentive Plan (“the 2001 Plan” ) which replaced the 1991 Stock Option Plan which expired in August 2001 and the Director’s Plan which expired in January 2002. The 2001 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant to employees, consultants and directors of nonstatutory stock options for certain other stock-based awards as determined by the Board of Directors or Compensation Committee.

Pursuant to the 2001 Plan, the number of shares reserved under the Plan automatically increases by a number of shares equal to 4.0% of the Company’s common stock outstanding at the end of each fiscal year. Under all stock option plans, a total of 52,006,315 shares of common stock have been reserved for issuance as of September 30, 2002 (which increased to 60,107,997 effective October 1, 2002 pursuant to the terms of the 2001 Plan) and 11,006,556 (which increased to 19,108,238 effective October 1, 2002 pursuant to the terms of the 2001 Plan) remained available for future grant.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the employee stock option plans and Director’s Plan for fiscal 2001, 2000 and 1999 is as follows:

	Number of Shares	Option Price Per Share	Aggregate
	(in thousands)
Options outstanding at September 30, 1999	21,935,318	$.01–48.38	$166,374
Options:
Granted	7,022,941	.01–80.19	241,715
Exercised	(4,902,393)	.01–43.81	(22,488)
Canceled or expired	(431,762)	.38–56.50	(7,962)

Options outstanding at September 30, 2000	23,624,104	$.01–80.19	$377,639
Options:
Granted	10,998,154	.24–71.06	197,746
Exercised	(3,909,899)	.01–51.25	(25,906)
Canceled or expired	(1,318,803)	.01–80.19	(31,739)

Options outstanding at September 30, 2001	29,393,556	$.01–80.19	$517,740
Options:
Granted	16,384,825	1.26–12.43	120,304
Exercised	(939,318)	.01–9.56	(1,350)
Canceled or expired	(3,839,304)	.01–77.94	(62,514)

Options outstanding at September 30, 2002	40,999,759	$.01–80.19	$574,180

During fiscal 2001 and 2000, the Company recorded unearned compensation related to stock options granted to founders and employees of certain acquired companies of $81.1 million and $23.0 million, respectively. Such amounts are being amortized over the related vesting period, generally four years. Amortization of unearned compensation for the years ended September 30, 2002, 2001 and 2000 was $29.5 million, $16.7 million and $4.0 million, respectively.

The Company has, in connection with the various acquisitions, assumed the stock option plans of each acquired company. The acquired companies granted the options prior to the acquisition by Vitesse. These options were then converted into Vitesse options based on the acquisition conversion ratio. As a result, when reviewing the above, it appears that certain options were granted at less than fair market value, but which really represent grants given to employees of the acquisitions prior to the purchase by Vitesse. Other than the foregoing, all of the options grants made by Vitesse to employees and directors are granted at fair market value at the time of grant. A total of approximately 2.1 million shares of common stock have been issued under the assumed plans, and related options are outstanding as of September 30, 2002 and are included in the preceding table.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of 9/30/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 9/30/02	Weighted Average Exercise Price
$ 0.01–$ 5.63	5,981,202	4.16	$3.19	3,892,199	$3.28
$ 6.00–$ 7.27	14,242,210	9.01	$7.27	1,632,552	$7.26
$ 8.06–$ 17.44	14,812,938	7.23	$13.51	6,325,530	$11.48
$17.88–$80.19	5,963,409	7.14	$40.15	2,903,190	$39.30

$ 0.01–$80.19	40,999,759	7.54	$14.24	14,753,471	$15.01

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. The Company used the Black-Scholes option pricing model to value stock options for pro forma presentation. The assumptions used to estimate the value of options granted under the various stock option plans and the shares under the Employee Stock Purchase Plan are as follows:

	Stock Option Plan Shares			Employee Stock Purchase Plan Shares
	2002	2001	2000	2002	2001	2000
Average expected life (years)	5.30	5.35	5.33	0.50	0.50	0.50
Expected volatility	1.00	0.70	0.88	1.00	0.70	0.88
Risk-free interest rate	2.90%	3.95%	5.26%	1.44%	2.10%	6.40%
Dividends	—	—	—	—	—	—
Weighted average fair values	$5.67	$11.84	$30.76	$1.51	$12.95	$16.97

SFAS No. 123 pro forma numbers are as follows (in thousands, except per share amounts):

	2002	2001	2000
Net income (loss) as reported	$(883,526)	$(111,875)	$27,889
Pro forma net loss	$(938,890)	$(159,905)	$(4,001)
Pro forma net loss per share:
Basic	$(4.73)	$(0.86)	$(0.02)
Diluted	$(4.73)	$(0.86)	$(0.02)

The pro forma amounts reflect compensation expense related to 2002, 2001 and 2000 stock option grants and shares issued under the employees stock purchase plan. Because the pro forma compensation cost for stock options is recognized over the four-year vesting period, the foregoing pro forma reductions in the Company’s net income are not representative of the anticipated amounts in future years.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES

Income tax expense consists of the following (in thousands):

	September 30,
	2002	2001	2000
Current:
Income-Taxes before Extraordinary Gain:
Federal	$(15,433)	$55,707	$55,643
State	(1,096)	9,067	10,368
Foreign	(3,049)	818	3,710

	$(19,578)	$65,592	$69,721
Deferred:
Federal	$117,603	$(81,471)	$(11,414)
State	25,365	(11,199)	(4,518)
Foreign	2,684	(1,142)	—

	$145,652	$(93,812)	$(15,932)
Total:
Federal	$102,170	$(25,764)	$44,229
State	24,269	(2,132)	5,850
Foreign	(365)	(324)	3,710

	$126,074	$(28,220)	$53,789

Income Taxes from Extraordinary Gain—Deferred:
Federal	$—	$10,213	$—
State	—	1,862	—

	$—	$12,075	$—

The actual income tax expense (benefit) differs from the expected tax expense computed by applying the federal corporate tax rate of 35% for the years ended September 30, 2002, 2001 and 2000, to income (loss) before income taxes and extraordinary gain as follows (in thousands):

	September 30,
	2002	2001	2000
Expected tax expense (benefit)	$(288,302)	$(55,672)	$28,587
State income taxes, net of federal benefit	(16,685)	(1,386)	3,803
Rate differential on foreign income taxes	30,844	3,459	(3,463)
Research and development credits	(1,797)	(2,355)	(4,138)
Goodwill	122,265	26,882	(4,138)
In-process research and development	—	—	15,965
Reversal of exposure reserve	(19,517)	—	15,965
Increase in valuation allowance	269,570	—	—
Extraordinary gain net operating loss utilization	25,778	—	—
Other	3,918	852	(41)

	$126,074	$(28,220)	$53,789

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets are summarized as follows (in thousands):

	September 30,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$134,095	$81,521
Research and development tax credits	19,854	16,862
Allowances and reserves	36,529	38,506
Deferred compensation	9,484	8,246
Depreciation and amortization	65,114	—
Federal AMT and foreign tax credits	121	816
California manufacturers’ investment credit	3,215	2,724
Other	1,159	770

Gross deferred tax assets	269,570	149,445
Less valuation allowance	(269,570)	—

Deferred tax assets	—	149,445
Deferred tax liabilities:
Depreciation and amortization	—	3,633

Net deferred tax assets	$—	$145,812

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. Accordingly, the Company has recorded a valuation allowance against its entire net deferred tax asset during the year ended September 30, 2002.

During fiscal 2001 and 2000, the Company recognized tax benefits associated with employee stock options aggregating $53.2 million and $66.2 million, respectively. Such benefits have been recorded directly to shareholders’ equity. During the fiscal 2002 year, the Company did not record a benefit to shareholders’ equity due to the uncertainty of realizing that tax benefit.

During fiscal 2001, the Company recorded deferred tax assets of $6.8 million in connection with its purchases of Versatile and Exbit.

Consolidated U. S. income (loss) before taxes and extraordinary item was ($722.6) million, ($146.6) million and $61.2 million for the years ended September 30, 2002, 2001 and 2000, respectively. The corresponding income (loss) before taxes and extraordinary item for non U. S. based operations was ($101.1) million, ($12.5) million and $20.5 million for the years ended September 30, 2002, 2001, and 2000, respectively.

The Company has not provided withholding and U.S. federal income taxes on undistributed earnings of its foreign subsidiaries because the Company has cumulative losses from its foreign subsidiaries.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2002, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $328.7 million, $288.5 million, and $58.6 million, respectively, which are available to offset future taxable income. The federal and state carryforward periods are through 2022 and 2012, respectively, while the foreign net operating loss carryforwards have various carryforward periods in several jurisdictions. Additionally the Company had research and development tax credit carryforwards for federal and state income tax purposes of $15.5 million and $6.6 million, respectively, which are available to offset future income taxes, if any, through 2022.

NOTE 10—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND SEGMENT INFORMATION

In fiscal 2001 and fiscal 2002, no customer accounted for greater than 10% of total revenues and total trade receivables as of each year end. In fiscal 2000, one customer accounted for 15% of total revenues and 6% of total trade receivables as of September 30, 2000.

The Company generally sells its products to customers engaged in the design and/or manufacture of high technology products either recently introduced or not yet introduced to the marketplace. Substantially all the Company’s trade accounts receivable are due from such sources.

The Company has one reportable operating segment as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Substantially all long-lived assets are located in the United States.

Revenues from telecommunications, data communications, and ATE products were $73.7 million, $87.2 million, and $1.5 million in fiscal 2002, $230.3 million, $133.0 million, and $20.8 million in fiscal 2001, and $264.8 million, $131.1 million, and $45.8 in fiscal 2000, respectively.

Revenues are summarized by geographic area as follows (in thousands):

	2002	2001	2000
United States	$125,976	$294,475	$337,060
Japan	14,285	29,353	41,443
Canada	8,214	23,288	26,779
France	318	1,296	2,474
Other	13,564	35,731	33,938

	$162,357	$384,143	$441,694

NOTE 11—RETIREMENT SAVINGS PLAN

The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. The contributions are fully vested and nonforfeitable at all times. The Company does not make matching contributions under the plan.

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company has entered into several agreements to lease land, a building and equipment (collectively, the “property”). All of these leases have initial terms of three to five years and options to renew for an additional one to three years. The Company has the option to purchase the property at the end of each initial lease term, and at

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the end of each renewal period for the lessor’s original cost, which is not less than the fair market value at each option date. If the Company elects not to purchase the property at the end of each of the leases, the Company would guarantee a residual value to the lessors equal to 80% to 84% of the lessors’ cost of the property equal to $105.8 million. As of September 30, 2002, the lessors had advanced a total of $15.8 million under these leases, and held $90.0 million as cash collateral, which amount is included in restricted long-term deposits. Certain of these leases require the Company to meet specific financial and other covenants, including restrictions on the payment of cash dividends to its shareholders. As of September 30, 2002, the Company was in compliance with all covenants.

The Company entered into an operating lease agreement for leased equipment in August 1997, which included a guarantee of the residual value of the leased equipment. During fiscal 2001, it became probable that the Company would make a payment under the residual guarantee provision. The event triggering the assessment was due to the significant decline in the Company’s business experienced in the quarter ended June 30, 2001. A third-party appraisal quantified the decline in value of the equipment to be $14.1 million. Under the lease agreement, Vitesse was required to make a payment for the residual guarantee equal to the amount that the original cost exceeds the fair value of the equipment. Accordingly, a payment of $14.1 million was made and recorded as selling, general and administrative expenses in fiscal 2001.

The Company also leases facilities and certain machinery and equipment under noncancellable operating leases that expire through 2007.

Approximate minimum rental commitments under all noncancellable operating leases as of September 30, 2002 are as follows (in thousands):

Year ending September 30:
2003	$8,038
2004	5,179
2005	3,421
2006	2,264
2007	1,622
Thereafter	—

Total minimum lease payments	$20,524

Rent expense totaled $7.6 million, $9.3 million and $6.0 million for the years ended September 30, 2002, 2001 and 2000, respectively.

The Company is a party to various investigations, lawsuits and claims arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2002 and 2001 was as follows:

	First Quarter(2)	Second Quarter	Third Quarter(3)	Fourth Quarter(4)	Total Year
Fiscal Year 2002:
Revenues	$39,149	$42,089	$43,017	$38,102	$162,357
Loss from operations	(124,714)	(45,344)	(610,324)	(41,085)	(821,467)
Loss before extraordinary gain	(123,980)	(44,401)	(735,904)	(45,508)	(949,793)
Extraordinary gain on extinguishment
of debt, net of tax	17,098	—	—	49,169	66,267
Net income (loss)	(106,882)	(44,401)	(735,904)	3,661	(883,526)
Loss per share before extraordinary gain—diluted(1)	(0.63)	(0.22)	(3.71)	(0.23)	(4.78)
Extraordinary gain per share—diluted	0.09	—	—	0.25	0.33
Net income (loss) per share—diluted(1)	(0.54)	(0.22)	(3.71)	0.02	(4.45)
Weighted average shares—diluted	197,543	198,043	198,459	200,416	198,608

Fiscal Year 2001:			(5)	(6)
Revenues	$165,066	$121,757	$60,138	$37,182	$384,143
Income (loss) from operations	41,055	(1,500)	(127,796)	(85,977)	(174,218)
Income (loss) before extraordinary gain	28,102	(11,224)	(76,597)	(71,123)	(130,842)
Extraordinary gain on extinguishment of debt, net of tax	—	—	7,029	11,938	18,967
Net income (loss)	28,102	(11,224)	(69,568)	(59,185)	(111,875)
Income (loss) per share before extraordinary gain—diluted(1)	0.15	(0.06)	(0.42)	(0.37)	(0.70)
Extraordinary gain per share—diluted	—	—	0.04	0.06	0.10
Net income (loss) per share—diluted(1)	0.15	(0.06)	(0.38)	(0.30)	(0.60)
Weighted average shares—diluted	193,084	182,150	184,474	194,896	185,853

(1)
Net income (loss) per share is computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.

(2)
Results include a $12.0 million charge for the write-off of excess and obsolete inventories, a $63.2 million charge for the impairment of fixed assets, and a $1.1 million restructuring charge in connection with workforce reduction and office closures.

(3)
Results include a $18.5 million charge for the write-off of excess and obsolete inventories, a $107.2 million charge for the impairment of fixed assets, a $403.0 million charge for the impairment of goodwill and intangible assets related to certain acquisitions, a net tax charge of $126.2 million relating to an increase to the valuation allowance, a $34.2 million charge for contract settlement costs, a $3.4 million restructuring charge in connection with office closures and a $3.0 million charge related to an increase in the allowance for doubtful accounts.

(4)	Results include a $5.0 million charge for the impairment of other long-term investments and a $3.0 million restructuring charge in connection with workforce reduction.
(5)
Results include a $50.6 million charge for the write-off of excess and obsolete inventories, a $7.2 million charge for the impairment of fixed assets and other long-term investments, a $22.9 million charge for the impairment of goodwill and intangible assets related to certain acquisitions, and a $1.7 million restructuring charge in connection with workforce reduction and office closures.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	Results include a $8.1 million charge for the impairment of fixed assets and a $1.1 million restructuring charge in connection with workforce reduction and office closures.

NOTE 14—SUBSEQUENT EVENTS

In October 2002 the Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates.

In October 2002, the Company purchased $68.6 million aggregate principal amount of its 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate of approximately $51.1 million in cash. The Company will record an extraordinary gain on early extinguishment of debt in the quarter ending December 31, 2002.

On October 30, 2002, the lease related to the land and building for the wafer fabrication facility in Colorado Springs, Colorado expired. The Company exercised its option to purchase the land and building for the lessor’s original cost, or $27.5 million, which is not less than the fair market value. The lease was fully cash collateralized and included in restricted long-term deposits as of September 30, 2002.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

This item is answered by reference to the information concerning the identity and business experience of the Company’s executive officers set forth under the caption “Executive Officers of the Registrant” in Part 1 of this report and to the information concerning the identity and business experience of the Company’s directors set forth under the caption “Nominees for the Board of Directors” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is answered by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy for the 2003 Annual Meeting of Shareholders.

Item 11.    Executive Compensation

This item is answered by reference to the information set forth under the captions “Compensation of Executive Officers”, and “Director Compensation” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

This item is answered by reference to the information set forth under the caption “Principal Ownership of Vitesse Semiconductor Corporation Common Stock” and “Employee Compensation Plan Information” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer performed an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report on Form 10-K. Based on this evaluation, the Company believes that such controls and procedures effectively insure that information required to be disclosed in this annual report on Form 10-K is appropriately recorded, processed and reported.

(b)  Changes in internal controls. There have been no significant changes in the Company’s disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

All other schedules are omitted because they are not applicable or are not required.

3.    Exhibits:

See Item 15(c) below.

(b)  Reports on Form 8-K

None.

(c)  Exhibits.    The following Exhibits are filed as part of, or incorporated by reference into, this Report:

3.1	(2)	Certificate of Incorporation of Registrant, as amended to date.

3.2	(1)	Bylaws of Registrant as amended to date.

4.1	(1)	Specimen of Company’s Common Stock Certificate.

4.2	(2)	Indenture, dated as of March 13, 2000, between the Company and State Street Bank and Trust Company of California, N.A., as Trustee.

4.3	(2)	Resale Registration Rights Agreement, dated as of March 13, 2000, between the Company and Lehman Brothers Inc., Goldman, Sachs & Co. and Prudential Securities Incorporated.

10.1	(1)	1989 Stock Option Plan.

10.2	(1)	1991 Stock Option Plan.

10.3	(1)	1991 Employee Stock Purchase Plan.

10.4	(1)	1991 Directors’ Stock Option Plan.

10.5	(3)	2001 Stock Incentive Plan.

23.1	Accountant’s Consent

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (File no. 33-43548), effective December 10, 1991.
(2)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2000.
(3)	Incorporated by reference from the Company’s registration statement on Form S-8 (File no. 333-55466), effective February 13, 2001.

(d)  Financial Statement Schedules

See Item 15(a) above.

VITESSE SEMICONDUCTOR CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts
Years ended September 30, 2002, 2001 and 2000
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Year ended September 30, 2002
Deducted from Inventories:
Reserve for obsolescence	$8,588	$30,533	$30,533	$8,588
Deducted from Accounts Receivable:
Allowance for doubtful accounts and sales returns	19,559	19,333	24,104	14,788
Year ended September 30, 2001
Deducted from Inventories:
Reserve for obsolescence	$12,657	$46,531	$50,600	$8,588
Deducted from Accounts Receivable:
Allowance for doubtful accounts and sales returns	10,125	19,875	10,441	19,559
Year ended September 30, 2000
Deducted from Inventories:
Reserve for obsolescence	$6,663	$9,166	$3,172	$12,657
Deducted from Accounts Receivable:
Allowance for doubtful accounts and sales returns	3,500	7,679	1,054	10,125

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION

By:	/s/ EUGENE F. HOVANEC
Eugene F. Hovanec Vice President, Finance & Chief Financial Officer

Date: December 18, 2002

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOUIS R. TOMASETTA Louis R. Tomasetta	President and Chief Executive Officer (Principal Executive Officer)	December 18, 2002

/s/ EUGENE F. HOVANEC Eugene F. Hovanec	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 18, 2002

/s/ VINCENT CHAN Vincent Chan	Director	December 18, 2002

/s/ JAMES A. COLE James A. Cole	Director	December 18, 2002

/s/ ALEX DALY Alex Daly	Director	December 18, 2002

/s/ JOHN C. LEWIS John C. Lewis	Chairman of the Board of Directors	December 18, 2002

CERTIFICATIONS

Certification of Chief Executive Officer

I, Louis Tomasetta, certify that:

1.	I have reviewed this annual report on Form 10-K of Vitesse Semiconductor Corp. (the “registrant”);

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002

/s/ Louis R. Tomasetta
President and Chief Executive Officer (Principal Executive Officer)

Certification of Chief Financial Officer

I, Eugene Hovanec, certify that:

1.	I have reviewed annual report on Form 10-K of Vitesse Semiconductor Corp. (the “registrant”);

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002

/s/ Eugene F. Hovanec
Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)