Form 10-Q
period 2002-12-31
VITESSE SEMICONDUCTOR CORP
filed 2003-02-14
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
December 31, 2002

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

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒	No ☐

     As of January 31, 2003, there were 204,485,672 shares of $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

PART I
FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Dec. 31, 2002	Sept. 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$35,140	$111,889
Short-term investments (principally marketable securities)	212,138	200,272
Accounts receivable, net	34,995	37,153
Inventories, net	29,129	28,961
Prepaid expenses and other current assets	8,434	8,272

Total current assets	319,836	386,547

Property and equipment, net	147,523	127,781
Restricted long-term deposits	62,236	89,992
Goodwill, net	156,005	156,005
Other intangible assets, net	21,427	23,573
Other assets	42,521	43,361

	$749,548	$827,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$960	$1,091
Current portion of convertible subordinated debt	—	68,558
Current portion of accrued restructuring	14,799	14,799
Current portion of deferred gain	3,617	3,617
Accounts payable	5,717	10,477
Accrued expenses and other current liabilities	20,043	17,356
Income taxes payable	1,123	1,123

Total current liabilities	41,763	117,021

Long-term debt	521	770
Long-term accrued restructuring	19,312	21,690
Deferred gain on derivative instrument	4,370	5,274
Convertible subordinated debt, net of $1,218 premium at December 31, 2002	196,363	195,145
Minority interest	4,654	4,654
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 200,424,554 and 200,158,511 shares on Dec. 31, 2002 and Sept. 30, 2002, respectively	2,013	2,009
Additional paid-in capital	1,400,279	1,400,254
Deferred compensation	(41,944)	(48,431)
Accumulated other comprehensive income	149	252
Accumulated deficit	(882,428)	(871,379)
Total shareholders’ equity	478,069	482,705

	$749,548	$827,259

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended

	Dec. 31, 2002	Dec. 31, 2001

Revenues	$38,212	$39,149
Costs and expenses:
Cost of revenues	19,063	33,916
Engineering, research and development	30,875	45,031
Selling, general and administrative	14,396	17,471
Restructuring charge	—	64,299
Amortization of intangible assets	2,146	3,146

Total costs and expenses	66,480	163,863

Loss from operations	(28,268)	(124,714)
Interest income	1,401	5,159
Interest expense	(1,885)	(4,324)
Gain on extinguishment of debt	16,550	17,098
Other income	1,183	—

Other income, net	17,249	17,933

Loss before income taxes	(11,019)	(106,781)
Income tax expense	30	101

Net loss	$(11,049)	$(106,882)

Basic and diluted net loss per share:	$(0.06)	$(0.54)

Basic and diluted shares used in per share computations:	200,250	197,543

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended

	Dec. 31, 2002	Dec. 31, 2001

Cash flows from operating activities:
Net loss	$(11,049)	$(106,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,221	22,054
Amortization of debt issue costs	285	651
Amortization of deferred compensation	6,362	8,145
Property and equipment write off	—	46,958
Inventory write off	—	12,033
Prepaid maintenance write off	—	16,201
Gain on extinguishment of debt	(16,550)	(17,098)
Loss (gain) on derivative instruments	(868)	12
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	2,158	7,091
Inventories, net	(168)	(6,398)
Prepaid expenses and other current assets	(162)	(18,356)
Other assets	781	628
Increase (decrease) in:
Accounts payable	(4,760)	(6,675)
Accrued expenses and other current liabilities	2,687	11,631
Accrued restructuring	(2,378)	(500)
Income taxes payable	—	(74)

Net cash used in operating activities	(13,441)	(30,579)

Cash flows from investing activities:
Purchases of investments	(192,392)	(174,917)
Proceeds from sale of investments	180,423	302,195
Capital expenditures	(317)	(20,014)
Restricted long-term deposits	256	(4,385)

Net cash provided by (used in) investing activities	(12,030)	102,879

Cash flows from financing activities:
Principal payments under long-term debt and capital leases, net	(380)	(224)
Repurchase of convertible subordinated debt	(51,052)	(65,050)
Capital contributions by minority interest limited partners	—	62
Proceeds from issuance of common stock, net	154	421

Net cash used in financing activities	(51,278)	(64,791)

Net increase (decrease) in cash and cash equivalents	(76,749)	7,509
Cash and cash equivalents at beginning of period	111,889	92,847

Cash and cash equivalents at end of period	$35,140	$100,356

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15	$15

Income taxes	$15	$174

Supplemental disclosures of non-cash transactions:
Acquisition of equipment under operating lease	$27,500	$—

Cancellation of stock options	$—	$1,439

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation and Significant Accounting Policies

          The accompanying condensed consolidated financial statements are unaudited and include the accounts of Vitesse Semiconductor Corporation and its subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated. In management’s opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. This report should be read in conjunction with the audited financial statements presented in the 2002 Annual Report. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company’s audited financial statements for fiscal year 2002 contained in the Annual Report have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.

     Cash Equivalents and Investments

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with maturities over three months and up to one year are considered short-term investments and investments with maturities over one year are considered long-term investments. Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), the Company classifies its securities included under investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. All maturities of debt securities classified as held-to-maturity are within three years. Marketable securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments, net of any related tax effect, are included in equity as a separate component of shareholders’ equity. As of December 31, 2002, all investments were classified as available-for-sale.

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

     Computation of Net Income (Loss) per Share

          Stock options and other convertible securities exercisable for 51,019,489 and 44,585,205 shares that were outstanding at December 31, 2002 and 2001, respectively, were not included in the computation of diluted net loss per share, as the effect of their inclusion would be antidilutive. The antidilutive common stock equivalents consist of employee stock options and the convertible subordinated debentures that are convertible into the Company’s common stock at a conversion price of $112.19.

     Reclassifications

          Where necessary, prior periods’ information has been reclassified to conform to the current period condensed consolidated financial statement presentation.

Note 2.    Restructuring Costs

          In fiscal 2001 and 2002, the Company implemented several restructuring plans as a result of the continued decrease in demand for its products, a shift in the industry’s technology and the need to align its cost structure with significantly reduced revenue levels. These restructuring plans included the termination of certain product lines, curtailment of certain research and development projects, a resulting workforce reduction, and the consolidation of excess facilities. In connection with these restructuring plans, the Company also wrote down certain fixed assets which were deemed to be impaired, and accrued costs associated with non-cancelable equipment and software contracts. Restructuring costs of $212.5 million and $3.7 million were recognized in fiscal 2002 and 2001, respectively. A rollforward of the liabilities related to these restructuring charges is outlined as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Total

Balance at September 30, 2002	$1,578	3,404	31,507	36,489
Cash payments	(445)	(563)	(1,370)	(2,378)

Balance at December 31, 2002	1,133	2,841	30,137	34,111

          Workforce reduction included the cost of severance and related benefits of 478 employees affected by the restructuring plans. The Company expects to complete the severance and fringe benefits payouts by March 2005.

          The excess facilities charges included lease termination payments, non-cancelable lease costs and write off of leasehold improvements and office equipment related to these leases.  These costs will be paid over the respective lease terms through February 2004.

          Contract settlements costs represent future purchase commitments related to unused licenses of non-cancelable software contracts, and the residual value guaranteed under certain equipment operating leases. The Company calculated the number of design software licenses that it would not be using but was contractually obligated for, and accrued for such costs. The accrual will be fully utilized by March 2005. In the case of equipment under operating leases, the Company identified the underlying equipment that was not being used. For this equipment the Company determined the estimated fair market value, and compared this amount to the guaranteed residual value. The Company recorded the charge for the difference between the estimated fair market value and the guaranteed residual value.

Note 3.    Goodwill and Other Intangible Assets

          The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance

December 31, 2002
Customer relationships	$813	$(813)	$—
Technology	36,765	(16,924)	19,841
Covenants not to compete	4,000	(2,414)	1,586

Total	$41,578	$(20,151)	$21,427

September 30, 2002
Customer relationships	$813	$(813)	$—
Technology	36,765	(15,111)	21,654
Covenants not to compete	4,000	(2,081)	1,919

Total	$41,578	$(18,005)	$23,573

          The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year	Amount

2003	$6,034
2004	6,513
2005	5,453
2006	3,011
2007	190
Thereafter	226

Total	$21,427

          The Company only operates within one reporting unit as defined by SFAS No. 142, Goodwill and Other Intangible Assets. Therefore, any allocation of goodwill is not required.

          The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances.   In fiscal 2002, the Company recorded goodwill and other intangible asset impairment of $403.0 million. As of December 31, 2002, there was no additional impairment of goodwill.  Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has become impaired.

Note 4.    Inventories, net

          Inventories consist of the following (in thousands):

	Dec. 31, 2002	Sept. 30, 2002

Raw materials	$3,786	$3,916
Work in process and finished goods	25,343	25,045

	$29,129	$28,961

Note 5.    Debt

          During the first quarter of fiscal 2003, the Company purchased $68.6 million principal amount of its 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $51.1 million. As a result, the Company recorded a gain on early extinguishment of debt of approximately $16.5 million, net of a proportion of deferred debt issuance costs of $1.0 million, in the quarter ended December 31, 2002.

Note 6.    Derivative Instruments and Hedging Activities

          In the first quarter of fiscal 2003, the Company entered into interest-rate related derivative instruments to manage its exposure on its debt instruments.  The Company does not enter into derivative instruments for trading or speculative purposes.

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

          The Company uses fixed debt to finance its operations. The debt obligation exposes the Company to variability in the fair value of debt due to changes in interest rates. Management believes it is prudent to limit the variability. To meet this objective, management entered into interest rate swap agreements during the first quarter of fiscal 2003 to manage fluctuations in debt resulting from interest rate risk and designated these agreements as hedging instruments in a fair value hedging relationship under SFAS 133. These swaps changed the fixed-rate exposure on the debt to variable. Under the terms of the interest rate swaps, the Company receives fixed interest rate payments and makes variable interest rate payments, thereby managing the value of debt.

          Changes in the fair value of the interest rate swaps designated as hedging instruments that effectively offset the fair value variability associated with fixed-rate, long-term debt are reported in interest expense as a yield adjustment of the hedged debt.

          Interest expense for the quarter ended December 31, 2002 includes a deminimus amount of net losses representing fair value hedge ineffectiveness arising from slight differences between the fair value change in the interest rate swaps and the change in fair value of the hedged debt obligation.

Note 7.    Significant Customers, Concentration of Credit Risk and Segment Information

          In the first quarter of fiscal 2003, two customers accounted for 13% and 12% of total revenues.  In the first quarter of fiscal 2002, no customer accounted for greater than 10% of total revenues.

          The Company generally sells its products to customers engaged in the design and/or manufacture of communications and storage products.  Substantially all the Company’s trade accounts receivable are due from such sources.

          The Company has one reportable operating segment as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  Substantially all long-lived assets are located in the United States.

          Revenues from telecommunications and data communications products were $11.1 million and $27.1 million in the first quarter of fiscal 2003, and $21.0 million and $18.0 million in the first quarter of fiscal 2002, respectively.

          Revenues within the United States accounted for 77% and 75% of total revenues in the first quarters of fiscal 2003 and 2002, respectively.

Note 8.    Subsequent Event

          On January 31, 2003, the Company acquired all of the equity interests of APT Technologies, Inc. in exchange for an aggregate of approximately $10.0 to $14.4 million in cash and stock and the assumption of stock options.  Of the total purchase price, approximately $2.4 million was paid in cash and stock at closing, and the remaining $7.6 to $12.0 million of consideration will be paid in cash and/or stock between now and 2007, and will be determined in part based on the future results of the acquired business.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), in particular, in “Results of Operations—Revenues”, “—Cost of Revenues”, “—Engineering, Research and Development Costs”, “—Interest Income and Interest Expense” and “—Liquidity and Capital Resources”, and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Operating Results.”

Results of Operations

     Revenues

          Total revenues in the first quarter of fiscal 2003 were $38.2 million, a decrease of 2.4% from the $39.1 million recorded in the first quarter of fiscal 2002. Revenues have remained relatively flat since the fourth quarter of fiscal 2001 due to continued adverse market conditions and the reduction in demand from our communications customers that began in fiscal 2001. During fiscal 2001, original equipment manufacturers, (“OEMs”) (who account for a majority of our sales) started experiencing a sharp decline in demand from their customers for several reasons. First, many financially weak telecommunication carriers either ceased operations or consolidated with other carriers, leading to a drop in demand for networking equipment. Second, due to excess fiber capacity in the telecommunications infrastructure, network service providers spent less on networking equipment that our customers sell and which includes our products. Third, the weakening economy drove many enterprises to either cease operations or to curtail capital expenditures, resulting in lower demand for networking equipment addressed at the enterprise market. As the overall demand for communications equipment declined, our customers began consuming a portion of the excess inventories of our components that they had accumulated in previous years rather than placing new orders with us.

          Revenues from telecommunications products primarily targeted at the core and metro portions of the network were $11.1 million and $21.0 million in the first quarter of fiscal 2003 and 2002, respectively.  The decrease in revenues generated from these products was primarily due to a significant reduction in orders from telecommunications customers as a result of the overbuilding of the long haul networking infrastructure, and due to the continued presence of excess inventories of these products in our customers’ channels.

          Revenues from datacommunications products primarily targeted at enterprise and storage networks were $27.1 million $18.0 million in the first quarter of fiscal 2003 and 2002, respectively. The increase in revenues from these products was primarily due to the following reasons:  First, we have increased our emphasis on these markets through the introduction of new products and enhanced marketing efforts.  Second, sales of our storage products have increased during fiscal 2002 and the first quarter of fiscal 2003 due to increased end demand for storage systems that our sold by our customers.  Finally, revenues from enterprise and storage applications in 2002 were not as severely affected as those from telecommunications applications, as enterprise and storage networks did not undergo the same level of over expansion as long haul networks did during prior periods.

          Revenues from automatic test equipment (“ATE”) products were not significant in each of the first quarters of fiscal 2003 and 2002. ATE revenues have declined over the past two years as we have increasingly focused our business and operations on the communications market.

          It is customary for product prices in the semiconductor industry to decline over time. Most of these price decreases are negotiated in advance and are usually based on increased volumes or the passage of time. In fiscal 2003 and 2002, we did not experience abnormal price decreases for the majority of our products, as the demand for specialized semiconductors, such as those supplied by Vitesse, tends to be inelastic.

          Most of our customers’ clients have announced further anticipated declines in capital expenditures. Many of our customers have restructured operations, cut product development efforts and announced plans to reduce excess component inventories and to divest parts of their operations. We expect the communications industry downturn to continue through fiscal 2003. We therefore expect the pattern of quarterly revenues to be volatile in the remaining quarters of fiscal 2003 as a result of fluctuating customer demand forecasts and inventory levels.

     Cost of Revenues

          Cost of revenues as a percentage of total revenues in the first quarter of fiscal 2003 was 49.9% compared to 86.6% in the first quarter of fiscal 2002.  In the first quarter of fiscal 2002, continued industry-wide reduction in capital spending and the resulting decrease in demand for our products resulted in significant adjustments to reduce sales forecasts. As a result, for the quarter ended December 31, 2001, we recorded a charge of $12.0 million for the write off of excess and obsolete inventories in accordance with the Company’s inventory reserve methodology. We have not yet determined the ultimate disposition of this inventory. Excluding the inventory write off, cost of revenues in the first quarter of fiscal 2002 would have been $21.9 million, or 55.9% of revenues. The decrease in cost of revenues as a percentage of total revenues, exclusive of the inventory write down, from the first quarter of fiscal 2002, is the result of our continued efforts to decrease fixed costs and improve manufacturing yields for mature semiconductor products as well as optical module products. We anticipate that cost of revenues as a percentage of total revenues will continue to fluctuate in the near term based primarily on the demand for our products.

     Engineering, Research and Development Costs

          Engineering, research and development expenses were $30.9 million in the first quarter of fiscal 2003 compared to $45.0 million in the first quarter of fiscal 2002.  As a percentage of total revenues, engineering, research and development expenses were 80.8% in the first quarter of fiscal 2003 and 115.0% in the first quarter of fiscal 2002. The decrease in absolute dollars from the quarter ended December 31, 2001, was principally due to the restructuring plans announced in the first and third quarters of fiscal 2002. Our engineering, research and development costs are expensed as incurred.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses (“SG&A”) were $14.4 million in the first quarter of 2003, compared to $17.5 million in the first quarter of 2002.  As a percentage of total revenues, SG&A expenses were 37.7 % in first quarter of fiscal 2003, compared to 44.6% in the first quarter of fiscal 2002. The decrease in absolute dollars from the first quarter of fiscal 2002 was primarily due to our efforts to streamline our cost structure.

     Amortization of Goodwill and Intangible Assets

          We elected to adopt SFAS No.142, Goodwill and Other Intangible Assets, effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of October 1, 2001. There was no transitional impairment of goodwill upon adoption of Statement 142.

          Amortization of other intangible assets was $2.1 million in the first quarter of fiscal 2003, compared to $3.1 million in the first quarter of fiscal 2002.  The decrease in the amortization of other intangible assets was due to the other intangible asset impairment charge of $7.0 million recorded in the quarter ended June 30, 2002.

     Interest Income and Interest Expense

          Interest income was $1.4 million in the first quarter of fiscal 2003 compared to $5.2 million in the first quarter of fiscal 2002. The decrease in interest income of $3.8 million from the first quarter of fiscal 2002 was the result of lower cash balances and short term and long term investments held throughout the quarter as well as a significant decline in interest rates paid on our cash and investment balances. The decrease in cash and investment balances was primarily the result of the repurchase of our convertible subordinated debentures in the quarters ended September 30, 2002 and December 31, 2002, as well as a fixed operating cash outflow in a period of reduced revenues.

          Interest expense was $1.9 million in the first quarter of fiscal 2003 compared to $4.3 million in the first quarter fiscal 2002. The decrease in interest expense of $2.4 million from the first quarter of fiscal 2002 was primarily the result of two interest rate swap agreements entered into on October 1, 2002 which significantly relieved interest expense for the quarter ended December 31, 2002 and the result of lower principal amount of the convertible subordinated debentures outstanding during the first quarter of fiscal 2003. See further discussion below in “Gain on Extinguishment of Debt”.

          As a result of the interest rate swap agreements, we expect to record lower interest expense in future periods to the extent the variable rate is lower than the fixed rate of our debentures. However, if the adjustable rate is higher than the fixed rate of our debentures, our interest expense would be higher.  Interest expense could further decline to the extent that we repurchase any additional debentures. For additional information regarding the interest rate swap agreement, see Note 6 “Derivative Instruments and Hedging Activities” of the Notes to the Unaudited Condensed Consolidated Financial Statements.

          Other income for the first quarter of fiscal 2003 consists principally of the amortization of a deferred gain of $9.3 million related to the termination of our interest rate swap agreements recorded in fiscal 2002. We will amortize the gain over the remaining life of the convertible subordinated debentures due March 2005.

     Gain on Extinguishment of Debt

          During the first quarter of fiscal 2003, we purchased $68.6 million principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $51.1 million. As a result, we recorded a gain on early extinguishment of debt of approximately $16.5 million, net of a proportion of deferred debt issuance costs of $1.0 million, in the quarter ended December 31, 2002.

     Income Tax Expense

     For the quarter ended December 31, 2002, and 2001, the effective income tax rate was 0%.  The current quarter’s tax expense relates to minimum state taxes.  All current tax benefits being generated are subject to a 100% valuation allowance.

Liquidity and Capital Resources

     Operating Activities

          We used $13.4 million and $30.6 million from operating activities in the three months ended December 31, 2002 and 2001, respectively. The decrease in negative cash flow from operations from the quarter ended December 31, 2001, was principally due to a lower operating loss of $11.0 million in the quarter ended December 31, 2002, compared to $106.9 million in the quarter ended December 31, 2001, resulting from our continued efforts to streamline our costs.

     Investing Activities

          We used $12.0 million and generated $102.9 million in investing activities during the three months ended December 31, 2002 and 2001, respectively. The cash used in investing activities during the first three months of fiscal 2003 was principally due to the purchase of $192.4 million in available-for-sale debt and equity securities, offset by proceeds from maturities and sales of $180.4 million in similar securities.  The cash generated in investing activities during the first three months of fiscal 2002 was due to the maturity of investments of $302.2 million in held to maturity debt and equity securities, offset by purchases of $174.9 million in similar securities, $20.0 million for capital expenditures and $4.4 million for payments of collateral on an equipment lease recorded in restricted long-term deposits.

          In addition, we had a non-cash transaction of $27.5 million in the quarter ended December 31, 2002.  This transaction related to the lease for the land and building for our wafer fabrication facility in Colorado Springs, Colorado which expired on October 30, 2002.  We exercised our option to purchase the land and building for the lessor’s original cost, or $27.5 million.  The lease was fully cash-collateralized and included in restricted long-term deposits as of September 30, 2002.

     Financing Activities

          In the three months ended December 31, 2002, we used $51.3 million in financing activities, including the purchase of $68.6 million carrying value of our convertible subordinated debentures for $51.1 million, and the repayment of debt obligations of $0.4 million.  This was slightly offset by proceeds of $0.2 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans.

          In the three months ended December 31, 2001, we used $64.8 million in financing activities, including the purchase of $69.8 million carrying value of our convertible subordinated debentures for $65.1 million, and the repayment of debt obligations of $0.2 million. This was slightly offset by proceeds of $0.4 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans and proceeds of $0.1 million received from the limited partners of the Vitesse Venture Funds. The limited partners are officers and employees of our company and represent an insignificant portion of the investments in the Vitesse Venture Funds.

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

          We believe the following critical accounting policies, among others, involve significant judgments and estimates we use in the preparation of our consolidated financial statements:

     Allowance for Doubtful Accounts, Sales Returns Reserve and Revenue Recognition

          We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

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

     Valuation of Goodwill, Purchased Intangible Assets and Long-Lived Assets

          We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we evaluate the fair value of the goodwill of our one reporting unit to its carrying value. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on an income and market approach. Fair value of other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset.  To the extent we determine there are indicators of impairment in future periods, write-downs may be required.

          In the first quarter of fiscal 2003, the land and building lease for our Colorado Springs wafer fabrication facility expired, when we exercised our option to purchase the land and building for the lessor’s original cost of $27.5 million.  While we do not believe that currently there is any indication of impairment, if we decide to sell or close down this facility, we may be required to record an impairment charge in the future to the extent that the carrying value of the assets exceeds its fair value.

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

          We have adopted the provisions of SFAS 144 for the quarter ending December 31, 2002.  The adoption of SFAS 144 for long-lived assets held for use did not have a material impact on our consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS 144 will have on our consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”).  SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged.   SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Upon adoption of SFAS 145, we will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt.  Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

          Upon adoption of SFAS 145 in the quarter ended December 31, 2002, we have recorded our gain on extinguishment of debt of $16,550,000 as an ordinary gain.  As required, we have reclassified our gain of $17,098,000 as an ordinary gain for the quarter ended December 31, 2001.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force (“EITF”) issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002.  We believe the adoption of SFAS 146 will not have a material impact on our financial statements.

          On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees.  Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123.  We do not choose to adopt the fair value measurement provisions of SFAS 123.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.  We do not have any guarantees that require disclosure under FIN 45.

          FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.  FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur.  The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.  The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur.  FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved.  In addition, FIN 46 contains detailed disclosure requirements.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

          In November 2002, the FASB’s Emerging Issues Task Force (EITF) issued EITF 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting.  That presumption may be overcome if there is sufficient evidence to the contrary.  EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment.  Early application of this consensus is permitted.

Factors That May Affect Future Operating Results

We Have Experienced Continuing Losses From Operations Since March 31, 2001, and We Expect That Our Operating Results Will Fluctuate in The Future Due to Reduced Demand in Our Markets

          Since our quarterly revenues and earnings per share (excluding acquisition related and non-recurring charges) peaked in the quarter ended December 31, 2000, our revenues have declined substantially and we have experienced continuing losses from operations. While our revenues have improved slightly since the fourth quarter of fiscal 2001, they are still not sufficient to cover our operating expenses. Further, in fiscal 2002 our operating results were materially and adversely affected by an inventory write-down, restructuring charges and impairment charges. If we are required to take additional charges such as these in the future, the adverse effect on our operating results may again be material. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. We cannot predict when we will again achieve profitability, if at all. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

          In fiscal 2002, we implemented significant cost reductions. We do not expect that these measures will be sufficient to offset lower revenues until fiscal 2004, if at all, and as such, we expect to incur a net loss for the remaining of fiscal 2003. In the past, we have recorded significant new product development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

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

          Our future success will depend on our ability to develop new high-performance integrated circuits and optical modules for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new integrated circuits is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. In addition, we only introduced optical modules since our acquisition of Versatile Optical Networks, Inc. (“Versatile”), in July 2001, and only began to see significant sales of these products since the quarter ended June 30, 2002. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

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

     We are Dependent on a Small Number of Customers in a Few Industries

          We intend to continue focusing our sales effort on a small number of customers in the communications and storage markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the quarter ended December 31, 2002, two customers accounted for greater than 10% of total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

     There Are Risks Associated with Recent and Future Acquisitions

          Since the beginning of fiscal 2000, we made four significant acquisitions. In March 2000, we completed the acquisition of Orologic, Inc. (“Orologic”) in exchange for approximately 4.5 million shares of our common stock. In May 2000, we completed the acquisition of SiTera Incorporated (“SiTera”) for approximately 14.7 million shares of our common stock. In June 2001, we acquired Exbit Technology A/S (“Exbit”) for up to approximately 2.7 million shares of our common stock and may be required to issue an additional 2.4 million shares upon the attainment of certain internal future retention and performance goals. In July 2001, we completed the acquisition of Versatile for approximately 8.8 million shares of our common stock. Also, during fiscal 2000 and  fiscal 2001, we completed smaller acquisitions for an aggregate of approximately $61.7 million consisting of approximately 0.8 million shares of common stock issued and stock options assumed and approximately $44.6 million in cash. These acquisitions may result in the diversion of management’s attention from the day-to-day operations of the Company’s business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially and adversely affected.

          Our management frequently evaluates strategic opportunities available. In the future, we may pursue additional acquisitions of complementary products, technologies or businesses. Acquisitions we make in the future could result in dilutive issuances of equity securities, substantial debt and amortization expenses related to intangible assets. In particular, in connection with our acquisition of Orologic, we were required to record an in-process research and development (“IPR&D”) charge of $45.6 million in the three months ended March 31, 2000. In addition, under the new FASB Standard No. 142, which we adopted as of October 1, 2001, certain intangible assets relating to acquired businesses, including goodwill, are maintained on the balance sheet rather than being amortized. These assets must be tested at least annually for impairment, and in the year ended September 30, 2002, we recorded impairment charges of $403.0 million associated with goodwill and other intangible assets related to past acquisitions. As of December 31, 2002 and after accounting for these impairment charges, we had an aggregate of $177.4 million of goodwill and other intangible assets on our balance sheet. These assets may eventually be written down to the extent they are deemed to be impaired and any such write-downs would adversely affect our results.

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

     There are Risks Associated with Doing Business in Foreign Countries

          In the first quarter of fiscal 2003, international sales accounted for 23% of our total revenues, and we expect international sales to constitute a substantial portion of our total revenues for the foreseeable future. International sales involve a variety of risks and uncertainties, including risks related to:

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

     Our Failure to Manage Growth of Operations May Adversely Affect Us

          The management of our growth requires qualified personnel, systems and other resources. We have recently established several product design centers worldwide and completed several acquisitions since the fall of 1998. We have only limited experience in integrating the operations of acquired businesses. Failure to manage our growth or to successfully integrate new and future facilities or newly acquired businesses could have a material adverse effect on our business and financial results.

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

          Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2002, an immediate 10 percent change in interest rates is not expected to have a material effect on our near term financial condition or results of operations.

Debt

          In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates. We address this risk through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into financial instruments for trading or speculative purposes. The fair value of our debt is sensitive to fluctuations in the general level of the U.S. interest rates.

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

          However, given the uncertainty surrounding the economic correlation of interest rates and market prices, there can be no assurance that such programs will completely eliminate the adverse financial impact resulting from unfavorable movements in interest rates. In addition, the timing of the accounting for recognition of gains and losses related to the mark-to-market instruments for any given period may not coincide with the timing of the gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position. The gains and losses realized from the interest rate swap are recorded in “Interest expense” in the accompanying unaudited condensed consolidated statements of operations.

          In the first quarter of fiscal 2003, we entered into two interest rate swap agreements. We entered into the agreements to reduce the impact of interest rate changes on our long-term debt. The swap agreements allowed us to swap long-term borrowings at fixed rates into variable rates that are anticipated to be lower than fixed rates available to us. As a result, the swaps effectively converted our fixed-rate debt to variable-rates and qualified for hedge accounting treatment. Since these interest rate swap agreements qualified as a fair value hedge under SFAS No. 133, changes in the fair value of the swap agreement were recorded as interest expense and matched by changes in the designated, hedged fixed-rate debt to the extent that such changes were effective and as long as the hedge requirements were met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying unaudited condensed consolidated statements of operations, resulting in reporting interest expense at the hedged interest rate.

Item 4.     Controls and Procedures

(a)

The Company’s chief executive officer and chief financial officer performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer believe that such controls and procedures effectively insure that information required to be disclosed in this quarterly report on Form 10-Q is appropriately recorded, processed and reported.

(b)

There have been no significant changes in the Company’s internal controls and procedures or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 6.     Exhibits & Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION

By:	/s/ EUGENE F. HOVANEC

Eugene F. Hovanec Vice President, Finance and Chief Financial Officer

February 14, 2003

CERTIFICATIONS

Certification of Chief Executive Officer

I, Louis Tomasetta, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vitesse Semiconductor Corp. (the “registrant”);
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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
6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ LOUIS R. TOMASETTA

President and Chief Executive Officer (Principal Executive Officer)

Certification of Chief Financial Officer

I, Eugene Hovanec, certify that:

1.	I have reviewed quarterly report on Form 10-Q of Vitesse Semiconductor Corp. (the “registrant”);
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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
6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ EUGENE F. HOVANEC

Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)