Form 10-Q/A
period 2002-12-31
VITESSE SEMICONDUCTOR CORP
filed 2003-02-18
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

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

Item 1 of the December 31, 2002 10-Q has been amended to correct the subtotal of “Total current liabilities” in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2002.

PART I
FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Dec. 31, 2002	Sept. 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$35,140	$111,889
Short-term investments (principally marketable securities)	212,138	200,272
Accounts receivable, net	34,995	37,153
Inventories, net	29,129	28,961
Prepaid expenses and other current assets	8,434	8,272

Total current assets	319,836	386,547

Property and equipment, net	147,523	127,781
Restricted long-term deposits	62,236	89,992
Goodwill, net	156,005	156,005
Other intangible assets, net	21,427	23,573
Other assets	42,521	43,361

	$749,548	$827,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$960	$1,091
Current portion of convertible subordinated debt	—	68,558
Current portion of accrued restructuring	14,799	14,799
Current portion of deferred gain	3,617	3,617
Accounts payable	5,717	10,477
Accrued expenses and other current liabilities	20,043	17,356
Income taxes payable	1,123	1,123

Total current liabilities	46,259	117,021

Long-term debt	521	770
Long-term accrued restructuring	19,312	21,690
Deferred gain on derivative instrument	4,370	5,274
Convertible subordinated debt, net of $1,218 premium at December 31, 2002	196,363	195,145
Minority interest	4,654	4,654
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 200,424,554 and 200,158,511 shares on Dec. 31, 2002 and Sept. 30, 2002, respectively	2,013	2,009
Additional paid-in capital	1,400,279	1,400,254
Deferred compensation	(41,944)	(48,431)
Accumulated other comprehensive income	149	252
Accumulated deficit	(882,428)	(871,379)
Total shareholders’ equity	478,069	482,705

	$749,548	$827,259

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

2

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION

By:	/s/ EUGENE F. HOVANEC

Eugene F. Hovanec Vice President, Finance and Chief Financial Officer

February 18, 2003

21