Form 10-Q
period 2003-03-31
VITESSE SEMICONDUCTOR CORP
filed 2003-05-13
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

     As of April 30, 2003, there were 205,561,504 shares of $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

i

PART I
FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2003	September 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$49,173	$111,889
Short-term investments (principally marketable securities)	184,359	200,272
Accounts receivable, net	34,957	37,153
Inventories, net	32,247	28,961
Prepaid expenses and other current assets	7,318	8,272

Total current assets	308,054	386,547

Property and equipment, net	147,113	127,781
Restricted long-term deposits	57,101	89,992
Goodwill, net	170,995	156,005
Other intangible assets, net	19,281	23,573
Other assets	39,436	43,361

	$741,980	$827,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,020	$1,091
Current portion of convertible subordinated debt	—	68,558
Current portion of accrued restructuring	20,312	14,799
Current portion of deferred gain	2,265	3,617
Accounts payable	13,741	10,477
Accrued expenses and other current liabilities	14,343	17,356
Income taxes payable	1,077	1,123

Total current liabilities	52,758	117,021

Long-term debt	226	770
Long-term accrued restructuring	10,902	21,690
Deferred gain on derivative instrument	6,501	5,274
Other long-term liabilities	7,043	—
Convertible subordinated debt	195,145	195,145
Minority interest	4,631	4,654
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 202,978,109 and 200,158,511 shares on March 31, 2003 and September 30, 2002, respectively	2,040	2,009
Additional paid-in capital	1,404,720	1,400,254
Deferred compensation	(34,460)	(48,431)
Accumulated other comprehensive income	48	252
Accumulated deficit	(907,574)	(871,379)

Total shareholders’ equity	464,774	482,705

	$741,980	$827,259

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended			Six Months Ended

	Mar. 31, 2003	Mar. 31, 2002	Dec. 31, 2002	Mar. 31, 2003	Mar. 31, 2002

Revenues	$40,172	$42,089	$38,212	$78,384	$81,238
Costs and expenses:
Cost of revenues	19,240	22,640	19,063	38,303	56,556
Engineering, research and development	29,692	44,335	30,875	60,567	89,366
Selling, general and administrative	14,112	17,035	14,396	28,508	34,506
Restructuring charge	336	276	—	336	64,575
Amortization of intangible assets	2,146	3,147	2,146	4,292	6,293

Total costs and expenses	65,526	87,433	66,480	132,006	251,296

Loss from operations	(25,354)	(45,344)	(28,268)	(53,622)	(170,058)
Interest income	1,196	4,843	1,401	2,597	10,002
Interest expense	(1,366)	(3,900)	(1,885)	(3,251)	(8,224)
Gain on extinguishment of debt	—	—	16,550	16,550	17,098
Other income	408	—	1,183	1,591	—

Other income, net	238	943	17,249	17,487	18,876

Loss before income taxes	(25,116)	(44,401)	(11,019)	(36,135)	(151,182)
Income tax expense	30	—	30	60	101

Net loss	$(25,146)	$(44,401)	$(11,049)	$(36,195)	$(151,283)

Net loss per share:
Basic and diluted	$(0.12)	$(0.22)	$(0.06)	$(0.18)	$(0.76)

Shares used in per share computations:
Basic and diluted	201,694	198,043	200,250	201,053	197,811

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended

	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net loss	$(36,195)	$(151,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,792	42,493
Amortization of debt issue costs	563	651
Amortization of deferred compensation	12,540	16,185
Impairment of other long-term investments	76	—
Property and equipment write off	—	46,958
Inventory write off	—	12,033
Prepaid maintenance write off	—	16,201
Gain on extinguishment of debt	(16,550)	(17,098)
Gain on derivative instruments	(1,325)	(1)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	2,209	4,188
Inventories, net	(3,286)	(9,738)
Prepaid expenses and other current assets	984	(19,671)
Other assets	2,307	2,396
Increase (decrease) in:
Accounts payable	2,054	(1,749)
Accrued expenses and other current liabilities	(5,500)	(5,431)
Accrued restructuring	(5,275)	(1,429)
Deferred gain on derivative instrument	1,200	—
Income taxes payable	(46)	2,410

Net cash used in operating activities	(25,452)	(62,885)

Cash flows from investing activities:
Purchases of investments	(223,194)	(199,807)
Proceeds from sale of investments	238,903	372,364
Capital expenditures	(3,278)	(36,482)
Restricted long-term deposits	366	(4,613)
Business acquisition, net of cash acquired	(1,556)	—

Net cash provided by investing activities	11,241	131,462

Cash flows from financing activities:
Principal payments under long-term debt and capital leases, net	(615)	(469)
Repurchase of convertible subordinated debt	(51,052)	(65,050)
Capital contributions by minority interest limited partners	—	81
Proceeds from issuance of common stock, net	3,162	4,135

Net cash used in financing activities	(48,505)	(61,303)

Net increase (decrease) in cash and cash equivalents	(62,716)	7,274
Cash and cash equivalents at beginning of period	111,889	92,847

Cash and cash equivalents at end of period	$49,173	$100,121

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,697	$6,741

Income taxes	$46	$314

Supplemental disclosures of non-cash transactions:
Acquisition of equipment under operating leases	$32,525	$—
Common stock issued in business acquisition	$741	$—
Stock options issued in business acquisition	$2,025	$—
Minority interest limited partners’ share of impaired other long-term investments	$23	$—
Property and equipment financing	$—	$475
Cancellation of stock options	$—	$1,439
Reversal of acquisition costs	$—	$1,117

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

     Cash Equivalents and Investments

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with maturities over three months and up to one year are considered short-term investments and investments with maturities over one year are considered long-term investments. Cash equivalents and investments are principally comprised of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its securities included under investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. All maturities of debt securities classified as held-to-maturity are within three years. Marketable securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments, net of any related tax effect, are included in equity as a separate component of shareholders’ equity. As of March 31, 2003, all investments were classified as available-for-sale.

     Derivative Instruments and Hedging Activities

          The Company utilizes interest rate swap agreements to manage interest rate exposures in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133.   The Company records all derivatives on the balance sheet at fair value.

     Computation of Net Income (Loss) per Share

          Stock options and other convertible securities exercisable for 53,469,568, 43,303,153 and 51,019,489 shares that were outstanding at March 31, 2003 and 2002, and December 31, 2002, respectively, were not included in the computation of diluted net loss per share, as the effect of their inclusion would be antidilutive. The antidilutive common stock equivalents consist of employee stock options and the convertible subordinated debentures that are convertible into the Company’s common stock at a conversion price of $112.19, and consideration for a business acquisition that is payable in stock or cash at the Company’s option.

     Reclassifications

          Where necessary, prior periods’ information has been reclassified to conform to the current period condensed consolidated financial statement presentation.

Note 2.    Restructuring Costs

          In fiscal 2001 and 2002, the Company implemented several restructuring plans as a result of the continued decrease in demand for its products, a shift in the semiconductor process technology and the need to align its cost structure with significantly reduced revenue levels. These restructuring plans included the termination of certain product lines, curtailment of certain research and development projects, a resulting workforce reduction, and the consolidation of excess facilities. In connection with these restructuring plans, the Company also wrote down certain fixed assets which were deemed to be impaired, and accrued costs associated with non-cancelable equipment and software contracts. Restructuring costs of $212.5 million and $3.7 million were recognized in fiscal 2002 and 2001, respectively.   The Company incurred an additional charge of $0.3 million in the quarter ended March 31, 2003, relating to the restructuring plan implemented in the quarter ended June 30, 2002.  A rollforward of the liabilities related to these restructuring charges is outlined as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Total

Balance at September 30, 2002	$1,578	3,404	31,507	36,489
Total charge	336	—	—	336
Cash payments	(985)	(980)	(3,646)	(5,611)

Balance at March 31, 2003	929	2,424	27,861	31,214

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

Note 3.    Purchase Accounting Business Combination

          On January 31, 2003, the Company acquired all of the equity interests of APT Technologies, Inc. (“APT”) in exchange for an aggregate of approximately $10.0 to $14.4 million in cash and stock and the assumption of stock options.  Of the total purchase price, approximately $2.3 million was paid in cash and stock at closing, and the remaining $7.7 to $12.1 million of consideration will be paid in cash and/or stock between April 2003 and June 2007, and will be determined in part based on the future results of the acquired business.  The consideration was preliminarily allocated based on the fair values of the tangible assets and liabilities acquired, including deferred compensation of $0.9 million, with the excess consideration of $14.9 million recorded as goodwill.  The Company is in the process of obtaining all of the necessary information to finalize the allocation between goodwill and other intangible assets.  The operations of APT are included from the date of acquisition.  Pro forma results of operations have not been presented because the effects of this acquisition were not material.

Note 4.    Goodwill and Other Intangible Assets

          The following table presents detail of the Company’s goodwill (in thousands):

Balance as of September 30, 2002	$156,005
Goodwill acquired	14,990

Balance as of March 31, 2003	$170,995

          The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance

March 31, 2003
Customer relationships	$813	$(813)	$—
Technology	36,765	(18,737)	18,028
Covenants not to compete	4,000	(2,747)	1,253

Total	$41,578	$(22,297)	$19,281

September 30, 2002
Customer relationships	$813	$(813)	$—
Technology	36,765	(15,111)	21,654
Covenants not to compete	4,000	(2,081)	1,919

Total	$41,578	$(18,005)	$23,573

          The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year	Amount

2003	$3,888
2004	6,513
2005	5,453
2006	3,011
2007	190
Thereafter	226

Total	$19,281

          The Company only operates within one reporting unit as defined by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  Therefore, any allocation of goodwill is not required.

          The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances.   In fiscal 2002, the Company recorded goodwill and other intangible asset impairment of $403.0 million. As of March 31, 2003, there was no additional impairment of goodwill.  Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has become impaired.

Note 5.    Inventories, net

          Inventories consist of the following (in thousands):

	March 31, 2003	September 30, 2002

Raw materials	$4,591	$3,916
Work in process and finished goods	27,656	25,045

	$32,247	$28,961

Note 6.    Debt

          During the first quarter of fiscal 2003, the Company purchased $68.6 million principal amount of its 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $51.1 million. As a result, the Company recorded a gain on early extinguishment of debt of approximately $16.5 million, net of a proportion of deferred debt issuance costs of $1.0 million.  The Company did not purchase any of its subordinated debentures during the three months ended March 31, 2003.

Note 7.    Derivative Instruments and Hedging Activities

          In the six months ended March 31, 2003, the Company entered into several interest-rate related derivative instruments to manage its exposure on its debt instruments.  The Company does not enter into derivative instruments for trading or speculative purposes.

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

          The Company uses fixed debt to finance its operations. The debt obligation exposes the Company to variability in the fair value of debt due to changes in interest rates. Management believes it is prudent to limit the variability. To meet this objective, management entered into interest rate swap agreements during the first half of fiscal 2003 to manage fluctuations in debt resulting from interest rate risk and designated these agreements as hedging instruments in a fair value hedging relationship under SFAS No. 133. These swaps changed the fixed-rate exposure on the debt to variable. Under the terms of the interest rate swaps, the Company receives fixed interest rate payments and makes variable interest rate payments, thereby managing the value of debt.

          Changes in the fair value of the interest rate swaps designated as hedging instruments that effectively offset the fair value variability associated with fixed-rate, long-term debt are reported in interest expense as a yield adjustment of the hedged debt.

          Interest expense for the six months ended March 31, 2003 includes a deminimus amount of net losses representing fair value hedge ineffectiveness arising from slight differences between the fair value change in the interest rate swaps and the change in fair value of the hedged debt obligation.

          As of March 31, 2003, the Company had terminated all of its interest rate swap agreements entered into since October 1, 2002.  Based on these terminations, the Company recorded a deferred gain of $1.2 million.  The gain will be amortized over the remaining life of the convertible subordinated debentures due March 2005.

Note 8.    Accounting for Stock Options

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure (“SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123,  Accounting for Stock-Based Compensation (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

          The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three months ended			Six months ended

	March 31, 2003	March 31, 2002	Dec. 31, 2002	March 31, 2003	March 31, 2002

Net loss as reported	$(25,146)	$(44,401)	$(11,049)	$(36,195)	$(151,283)
Add: Stock-based employee compensation expense included in reported net loss	$6,178	$8,922	$6,362	$12,540	$17,067
Deduct: Stock based employee compensation expense determined under fair value based methods for all awards	$(14,876)	$(20,372)	$(17,533)	$(32,409)	$(51,430)
Adjusted net loss	$(33,844)	$(55,851)	$(22,220)	$(56,064)	$(185,646)
Net loss per share as reported – basic and diluted	$(0.12)	$(0.22)	$(0.06)	$(0.18)	$(0.76)
Adjusted net loss per share – basic and diluted	$(0.17)	$(0.28)	$(0.11)	$(0.28)	$(0.94)

Note 9.    Significant Customers, Concentration of Credit Risk and Segment Information

          In the second quarter of fiscal 2003, one customer accounted for greater than 10% of total revenues.  In the second quarter of fiscal 2002, no customer accounted for greater than 10% of total revenues.

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

          Revenues from telecommunications and data communications products were $11.1 million and $29.1 million in the second quarter of fiscal 2003, and $20.9 million and $21.1 million in the second quarter of fiscal 2002, respectively. Revenues from telecommunications and data communications products were $22.2 million and $56.2 million in the six months ended March, 31, 2003, and $41.9 million and $39.1 million in the six months ended March 31, 2002, respectively

          Revenues within the United States accounted for 70% and 77% of total revenues in the second quarters of fiscal 2003 and 2002, respectively.

Note 10.    Subsequent Event

          On April 1, 2003, the Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), in particular, in “Results of Operations—Revenues”, “—Cost of Revenues”, “—Interest Income and Interest Expense” and “—Liquidity and Capital Resources”, and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Operating Results.”

Results of Operations

     Revenues

          Total revenues in the second quarter of fiscal 2003 were $40.2 million, a decrease of 4.5% from the $42.1 million recorded in the second quarter of fiscal 2002 and an increase of 5.2% from the $38.2 million recorded in the prior quarter.  For the six months ended March 31, 2003, total revenues were $78.4 million, a decrease of 3.4% from the $81.2 million recorded in the six months ended March 31, 2002.  Revenues have remained relatively flat since the fourth quarter of fiscal 2001 due to continued adverse market conditions and the reduction in demand from our communications customers that began in fiscal 2001. During fiscal 2001, original equipment manufacturers, (“OEMs”) (who account for a majority of our sales) started experiencing a sharp decline in demand from their customers for several reasons. First, many financially weak telecommunication carriers either ceased operations or consolidated with other carriers, leading to a drop in demand for networking equipment. Second, due to excess fiber capacity in the telecommunications infrastructure, network service providers spent less on networking equipment that our customers sell and which includes our products. Third, the weakening economy drove many enterprises to either cease operations or to curtail capital expenditures, resulting in lower demand for networking equipment addressed at the enterprise market. As the overall demand for communications equipment declined, our customers began consuming a portion of the excess inventories of our components that they had accumulated in previous years rather than placing new orders with us.

          Revenues from telecommunications products primarily targeted at the core and metro portions of the network were $11.1 million and $20.9 million in the second quarter of fiscal 2003 and 2002, respectively.  The decrease in revenues generated from these products was primarily due to a significant reduction in orders from telecommunications customers as a result of the overbuilding of the long haul networking infrastructure, and due to the continued presence of excess inventories of these products in our customers’ channels as discussed above.

          Revenues from datacommunications products primarily targeted at enterprise and storage networks were $29.1 million and $21.1 million in the second quarter of fiscal 2003 and 2002, respectively. The increase in revenues from these products was primarily due to a number of reasons.  First, we have increased our emphasis on these markets through the introduction of new products and enhanced marketing efforts.  Second, sales of our storage products have increased during fiscal 2002 and the first half and storage applications in 2002 were not as severely affected as those from telecommunications applications, as enterprise and storage networks did not undergo the same level of over-expansion as long haul networks did during prior periods.

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

     Cost of Revenues

          Cost of revenues as a percentage of total revenues in the second quarter of fiscal 2003 was 47.9% compared to 53.8% in the second quarter of fiscal 2002 and 49.9% in the prior quarter.  The decrease in cost of revenues as a percentage of total revenues from the second quarter of fiscal 2002 and the prior quarter, is the result of our continued efforts to decrease fixed costs and improve manufacturing yields for mature semiconductor products as well as optical module products. We anticipate that cost of revenues as a percentage of total revenues will continue to fluctuate in the near term based primarily on the demand for our products.

     Engineering, Research and Development Costs

          Engineering, research and development expenses were $29.7 million in the second quarter of fiscal 2003 compared to $44.3 million in the second quarter of fiscal 2002 and $30.9 million in the prior quarter.  For the six months ended March 31, 2003, engineering, research and development expenses were $60.6 million compared to $89.4 million in the six months ended March 31, 2002.  As a percentage of total revenues, engineering, research and development expenses were 73.9% in the second quarter of fiscal 2003, 105.3% in the second quarter of fiscal 2002 and 80.8% in the prior quarter. For the six months ended March 31, 2003, engineering, research and development expenses as a percentage of total revenues decreased to 77.3 % from 110.0%, in the comparable period a year ago.  The decrease in both absolute dollars and as a percentage of revenues from the three and six months ended March 31, 2002, was principally due to the restructuring plans announced in the first and third quarters of fiscal 2002. Our engineering, research and development costs are expensed as incurred.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses (“SG&A”) were $14.1 million in the second quarter of 2003, compared to $17.0 million in the second quarter of 2002 and $14.4 million in the prior quarter.  For the six months ended March 31, 2003, SG&A expenses were $28.5 million compared to $34.5 million, in the comparable period a year ago.  As a percentage of total revenues, SG&A expenses were 35.1 % in second quarter of fiscal 2003, compared to 40.5% in the second quarter of fiscal 2002 and 37.7% in the prior quarter. For the six months ended March 31, 2003, SG&A expenses as a percentage of total revenues decreased to 36.4% from 42.5%, in the comparable period a year ago.  The decrease in both absolute dollars and as a percentage of revenues from the three and six months ended March 31, 2002, was primarily due to our efforts to streamline our cost structure.

     Amortization of Goodwill and Intangible Assets

          We elected to adopt SFAS No.142 effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of October 1, 2001. There was no transitional impairment of goodwill upon adoption of Statement 142.

          Amortization of other intangible assets was $2.1 million in the second quarter of fiscal 2003 and the prior quarter, compared to $3.1 million in the second quarter of fiscal 2002.  The decrease in the amortization of other intangible assets was due to the other intangible asset impairment charge of $7.0 million recorded in the quarter ended June 30, 2002.

     Interest Income and Interest Expense

          Interest income was $1.2 million in the second quarter of fiscal 2003 compared to $4.8 million in the second quarter of fiscal 2002 and $1.4 million in the prior quarter. The decrease in interest income of $3.6 million from the second quarter of fiscal 2002 and $0.2 million from the prior quarter, was the result of lower cash balances and short term and long term investments held throughout the quarter as well as a significant decline in interest rates paid on our cash and investment balances. The decrease in cash and investment balances was primarily the result of the repurchase of our convertible subordinated debentures in the quarters ended September 30, 2002 and December 31, 2002, as well as a fixed operating cash outflow in a period of reduced revenues.

          Interest expense was $1.4 million in the second quarter of fiscal 2003 compared to $3.9 million in the second quarter fiscal 2002 and $1.9 million in the prior quarter. The decrease in interest expense of $2.5 million from the second quarter of fiscal 2002 and $0.5 million from the prior quarter, was primarily the result of several interest rate swap agreements entered into since October 1, 2002 which significantly relieved interest expense for the first and second quarter of fiscal 2003 and the result of lower principal amount of the convertible subordinated debentures outstanding during fiscal 2003. See further discussion below in “Gain on Extinguishment of Debt”.

          As a result of the interest rate swap agreements, we expect to record lower interest expense in future periods to the extent the variable rate is lower than the fixed rate of our debentures. However, if the adjustable rate is higher than the fixed rate of our debentures, our interest expense would be higher.  Interest expense could further decline to the extent that we repurchase any additional debentures. For additional information regarding the interest rate swap agreement, see Note 6 “Derivative Instruments and Hedging Activities” and Note 10 “Subsequent Event” of the Notes to the Unaudited Condensed Consolidated Financial Statements.

          Other income for the second quarter of fiscal 2003 consists principally of the amortization of deferred gains of $10.5 million related to the termination of our interest rate swap agreements recorded in fiscal 2003 and 2002. We will amortize the gains over the remaining life of the convertible subordinated debentures due March 2005.

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

     Income Tax Expense

          For the quarter ended March 31, 2003, the effective income tax rate was 0%.  The current quarter’s tax expense relates to minimum state taxes.  All current tax benefits being generated are subject to a 100% valuation allowance.

Liquidity and Capital Resources

     Operating Activities

          We used $25.5 million in operating activities in the six months ended March 31, 2003. Although, we had a net loss of $36.2 million for the six months ended March 31, 2003, such amount included non-cash items aggregating $16.1 million resulting primarily from depreciation and amortization and amortization of deferred compensation expense, partially offest by gain on extinguishment of debt and amortization of gains on derivative instruments.  In addition to the net impact of non-cash items, our operating activities for the six months ended March 31, 2003 also reflected an increase in inventory and the decrease in accrued expenses and other current liabilities and accrued restructuring.  These were offset in part by decreases in accounts receivable, prepaid expenses and other current assets, other assets and increases in accounts payable and deferred gain on derivative instrument.

          We used $62.9 million in operating activities in the six months ended March 31, 2002. Although, we had a net loss of $151.3 million for the six months ended March 31, 2002, such amount included non-cash items aggregating $117.4 million resulting primarily from depreciation and amortization and amortization of deferred compensation expense and certain asset impairments, partially offset by gain on extinguishment of debt.  In addition to the net impact of non-cash items, our operating activities for the six months ended March 31, 2003, also reflected an increase in inventory and prepaid expenses and other current assets and a decrease in accounts payable, accrued expenses and other current liabilities and accrued restructuring.  These were offset in part by decreases in accounts receivable and other assets and an increase in income taxes payable.

     Investing Activities

          We generated $11.2 million and $131.5 million in investing activities during the six months ended March 31, 2003 and 2002, respectively. The cash generated by investing activities during the first six months of fiscal 2003 was principally due to the proceeds from the sale of $238.9 million in available-for-sale debt and equity securities, offset by the purchases of $223.1 million in similar securities, $3.3 million in capital expenditures, and $1.6 million for the purchase of APT.  The cash generated in investing activities during the first six months of fiscal 2002 was due to the maturity of investments of $372.4 million in held to maturity debt and equity securities, offset by purchases of $199.8 million in similar securities, $36.5 million for capital expenditures and $4.6 million for payments of collateral on an equipment lease recorded in restricted long-term deposits.

          In addition, we had two non-cash transactions totaling $32.5 million in the six months ended March 31, 2003.  One transaction related to the lease for the land and building for our wafer fabrication facility in Colorado Springs, Colorado which expired on October 30, 2002.  We exercised our option to purchase the land and building for the lessor’s original cost, or $27.5 million.  This lease was fully cash-collateralized and included in restricted long-term deposits as of September 30, 2002.  The other transaction related to several equipment leases which expired on January 31, 2003.  We exercised our option to purchase the equipment for the lessor’s original cost, or $6.3 million.  These leases were 80% cash-collateralized and included in restricted long-term deposits as of September 30, 2002.

     Financing Activities

          In the six months ended March 31, 2003, we used $48.5 million in financing activities, including the purchase of $68.6 million carrying value of our convertible subordinated debentures for $51.1 million, and the repayment of debt obligations of $0.6 million.  This was slightly offset by proceeds of $3.2 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans.

          In the six months ended March 31, 2003, we used $61.3 million in financing activities, including the purchase of $69.8 million carrying value of our convertible subordinated debentures for $65.1 million, and the repayment of debt obligations of $0.5 million. This was slightly offset by proceeds of $4.1 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans and proceeds of $0.1 million received from the limited partners of the Vitesse Venture Funds. The limited partners are officers and employees of our company and represent an insignificant portion of the investments in the Vitesse Venture Funds.

          Management believes that our cash and cash equivalents, short-term investments, and cash flow from operations are adequate to finance our planned growth and operating needs for the next 12 months. In addition, we believe that with the continued reduction in our operating costs and projected profitability for fiscal 2004, we will have sufficient cash to satisfy the outstanding convertible debt upon maturity in March 2005.

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

     Valuation of Goodwill, Purchased Intangible Assets and Long-Lived Assets

          We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we evaluate the fair value of the goodwill of our one reporting unit to its carrying value. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on an income and market approach. Fair value of other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset.  To the extent we determine there are indicators of impairment in future periods, write-downs may be required.

          In the first quarter of fiscal 2003, the land and building lease for our Colorado Springs wafer fabrication facility expired, and we exercised our option to purchase the land and building for the lessor’s original cost of $27.5 million.  While we do not believe that currently there is any indication of impairment, if we decide to sell or close down this facility, we may be required to record an impairment charge in the future to the extent that the carrying value of the assets exceeds its fair value.

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

Impact of Recent Accounting Pronouncements

          In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS No. 121”) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

          We adopted the provisions of SFAS No. 144 for in the quarter ended December 31, 2002.  The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”).  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged.   SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Upon adoption of SFAS No. 145, we will be required to apply the criteria in Opinion 30 in determining the classification of gains and losses resulting from the extinguishment of debt.  Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

          Upon adoption of SFAS No. 145 in the quarter ended December 31, 2002, we recorded the gain on extinguishment of debt of $16,550,000 as an ordinary gain.  As required, we reclassified the gain of $17,098,000 as an ordinary gain for the quarter ended December 31, 2001.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002.  We believe the adoption of SFAS No. 146 will not have a material impact on our financial statements.

          On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”), which amends SFAS No. 123.  SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees.  Effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123.  We have not adopted the fair value measurement provisions of SFAS No. 123.

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

          In fiscal 2002, we implemented significant cost reductions. We do not expect that these measures will be sufficient to offset lower revenues until fiscal 2004, if at all, and as such, we expect to incur a net loss for the remainder of fiscal 2003. In the past, we have recorded significant new product development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

The Market Price for Our Common Stock Has Been Volatile and Future Volatility Could Cause the Value of Your Investment in Our Company to Decline.

          Our stock price has experienced significant volatility recently. In particular, our stock price declined significantly in the context of announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the technology sector, particularly the optical networking equipment sector. Given these general economic conditions and the reduced demand for our products that we have experienced recently, we expect that our stock price will continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

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

     We are Dependent on a Small Number of Customers in a Few Industries

          We intend to continue focusing our sales effort on a small number of customers in the communications and storage markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the quarter ended March 31, 2003, one customer accounted for greater than 10% of total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

     There Are Risks Associated with Recent and Future Acquisitions

          Since the beginning of fiscal 2000, we made four significant acquisitions. In March 2000, we completed the acquisition of Orologic, Inc. (“Orologic”) in exchange for approximately 4.5 million shares of our common stock. In May 2000, we completed the acquisition of SiTera Incorporated (“SiTera”) for approximately 14.7 million shares of our common stock. In June 2001, we acquired Exbit Technology A/S (“Exbit”) for up to approximately 2.7 million shares of our common stock and may be required to issue an additional 1.3 million shares upon the attainment of certain internal future retention and performance goals. In July 2001, we completed the acquisition of Versatile for approximately 8.8 million shares of our common stock. Most recently, we completed the acquisition of APT for approximately $10.0 to $14.4 million, depending on the performance of the acquired business.  Also, during fiscal 2000 and  fiscal 2001, we completed smaller acquisitions for an aggregate of approximately $61.7 million consisting of approximately 0.8 million shares of common stock issued and stock options assumed and approximately $44.6 million in cash. These acquisitions may result in the diversion of management’s attention from the day-to-day operations of the Company’s business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially and adversely affected.

          Our management frequently evaluates strategic opportunities available. In the future, we may pursue additional acquisitions of complementary products, technologies or businesses. Acquisitions we make in the future could result in dilutive issuances of equity securities, substantial debt and amortization expenses related to intangible assets. In particular, in connection with our acquisition of Orologic, we were required to record an in-process research and development (“IPR&D”) charge of $45.6 million in the three months ended March 31, 2000. In addition, under the new SFAS No. 142, which we adopted as of October 1, 2001, certain intangible assets relating to acquired businesses, including goodwill, are maintained on the balance sheet rather than being amortized. These assets must be tested at least annually for impairment, and in the year ended September 30, 2002, we recorded impairment charges of $403.0 million associated with goodwill and other intangible assets related to past acquisitions. As of March 31, 2003, and after accounting for these impairment charges, we had an aggregate of $190.3 million of goodwill and other intangible assets on our balance sheet. These assets may eventually be written down to the extent they are deemed to be impaired and any such write-downs would adversely affect our results.

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

     There are Risks Associated with Doing Business in Foreign Countries

          In second quarter of fiscal 2003, international sales accounted for 30% of our total revenues, and we expect international sales to constitute a substantial portion of our total revenues for the foreseeable future. International sales involve a variety of risks and uncertainties, including risks related to:

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

          Our ability to repurchase the debentures in such event may be limited by law, by the indenture, by the terms of other agreements relating to our senior debt and by such indebtedness and agreements as may be entered into, replaced, supplemented or amended from time to time. We may be required to refinance our debt in order to make such payments. We may not have the financial ability to repurchase the debentures if payment of our debt is accelerated.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Cash Equivalents, Short-term and Long-term Investments

          Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Our investments are made in accordance with an investment policy approved by the Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are held at amortized cost, while available-for-sale investments are held at fair value.  We do not have any held-to-maturity investments at March 31, 2003.

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

          Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2003, an immediate 10 percent change in interest rates is not expected to have a material effect on our near term financial condition or results of operations.

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

         In the six months ended March 31, 2003, we entered into several interest rate swap agreements. We entered into the agreements to reduce the impact of interest rate changes on our long-term debt. The swap agreements allowed us to swap long-term borrowings at fixed rates into variable rates that are anticipated to be lower than fixed rates available to us. As a result, the swaps effectively converted our fixed-rate debt to variable-rates and qualified for hedge accounting treatment. Since these interest rate swap agreements qualified as a fair value hedge under SFAS No. 133, changes in the fair value of the swap agreement were recorded as interest expense and matched by changes in the designated, hedged fixed-rate debt to the extent that such changes were effective and as long as the hedge requirements were met. We have terminated these interest rate swap agreements as of March 31, 2003.  Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying unaudited condensed consolidated statements of operations, resulting in reporting interest expense at the hedged interest rate.

Item 4.     Controls and Procedures

(a)

The Company’s chief executive officer and chief financial officer performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer believe that such controls and procedures effectively insure that information required to be disclosed in this quarterly report on Form 10-Q is appropriately recorded, processed, summarized and reported.

(b)

There have been no significant changes in the Company’s internal controls and procedures or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 2.     Changes in Securities

          On January 31, 2003, we acquired all of the equity interests of APT Technologies, Inc. (“APT”) in exchange for an aggregate of approximately $10.0 to $14.4 million in cash and stock and the assumption of stock options.  Of the total purchase price, approximately $2.3 million was paid in cash and stock at closing, of which approximately $0.7 million consisted of 357,845 shares of our Common Stock issued into escrow to secure certain indemnification obligations of the former shareholders of APT.  The remaining $7.7 to $12.1 million of consideration will be paid in cash and/or stock (at our option) between April 2003 and June 2007, and will be determined in part based on the future results of the acquired business.  The issuance of shares and assumption of stock options were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, based on the limited number of securities holders of APT, the relationship of such security holders to APT, and the lack of any advertisement or general solicitation in connection with the acquisition.

Item 4.     Submission of Matters to a Vote of Security Holders

          On January 28, 2003, we held our regular Annual Meeting of Stockholders.  The purpose of the meeting was to elect Directors to serve for the ensuing year, and to ratify the appointment of KPMG LLP as our independent auditors for the 2003 fiscal year.  The following individuals were elected to serve as Directors for the ensuing year:

Name	Votes for	Votes Against	Withheld

Vincent Chan	170,338,600	—	3,475,483
James A. Cole	169,225,342	—	4,588,741
Alex Daly	169,348,927	—	4,465,156
John C. Lewis	169,532,837	—	4,281,246
Louis R. Tomasetta	172,659,262	—	1,154,821

Additionally, the following item was voted upon and approved by the shareholders:

	Votes for	Against or withheld	Abstain

Ratification of appointment of KPMG LLP as independent auditors for the fiscal year ending September 30, 2003	167,789,353	5,800,205	224,525

Item 6.     Exhibits & Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

Report on Form 8-K, dated February 7, 2003, reporting the Company’s adoption of the Stockholder’s Rights Plan.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ EUGENE F. HOVANEC

Eugene F. Hovanec Vice President, Finance and Chief Financial Officer

May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ EUGENE F. HOVANEC

Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)