Form 10-Q
period 2003-06-30
VITESSE SEMICONDUCTOR CORP
filed 2003-08-11
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-19654

VITESSE SEMICONDUCTOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0138960 (I.R.S. Employer Identification No.)

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

Yes  ☒ No  ☐

As of July 31, 2003, there were 207,595,071 shares of $0.01 par value common stock outstanding.

,

VITESSE SEMICONDUCTOR CORPORATION

			Page Number

PART I	FINANCIAL INFORMATION

	Item 1	Financial Statements:

		Unaudited Condensed Consolidated Balance Sheets as of June 30, 2003 and September 30, 2002	3

		Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2003, June 30, 2002 and March 31, 2003, and the nine months ended June 30, 2003 and June 30, 2002	4

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and June 30, 2002	5

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3	Quantitative and Qualitative Disclosure About Market Risk	25

	Item 4	Controls and Procedures	26

PART II	OTHER INFORMATION

	Item 2	Changes in Securities	27

	Item 6	Exhibits and Reports on Form 8-K	27

SIGNATURE	28

CERTIFICATIONS

PART I
FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003	September 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$47,073	$109,968
Short-term investments (principally marketable securities)	175,938	200,272
Accounts receivable, net	36,203	37,153
Inventories, net	23,397	25,045
Prepaid expenses and other current assets	8,749	8,052
Assets held for sale	7,561	29,507

Total current assets	298,921	409,997

Property and equipment, net	95,884	118,737
Restricted long-term deposits	57,101	89,992
Goodwill, net	170,995	156,005
Other intangible assets, net	7,154	9,797
Other assets	30,095	42,731

	$660,150	$827,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of convertible subordinated debt	$—	$68,558
Current portion of accrued restructuring	15,539	13,837
Current portion of deferred gain on derivative instruments	3,851	3,617
Accounts payable	16,820	8,502
Accrued expenses and other current liabilities	21,645	17,356
Income taxes payable	1,077	1,123
Liabilities held for sale	1,561	4,798

Total current liabilities	60,493	117,791

Long-term accrued restructuring	9,255	21,690
Deferred gain on derivative instruments	6,926	5,274
Other long-term liabilities	5,640	—
Convertible subordinated debt	195,145	195,145
Minority interest	4,631	4,654
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 204,673,669 and 200,158,511 shares on June 30, 2003 and September 30, 2002, respectively	2,059	2,009
Additional paid-in capital	1,406,629	1,400,254
Deferred compensation	(28,092)	(48,431)
Accumulated other comprehensive income	31	252
Accumulated deficit	(1,002,567)	(871,379)

Total shareholders’ equity	378,060	482,705

	$660,150	$827,259

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended			Nine Months Ended

	June 30, 2003	June 30, 2002	Mar. 31, 2003	June 30, 2003	June 30, 2002

Revenues	$39,738	$38,881	$38,132	$113,580	$116,128
Costs and expenses:
Cost of revenues	23,312	39,150	16,160	55,648	93,004
Engineering, research and development	27,170	36,495	26,609	79,937	112,506
Selling, general and administrative	13,366	19,070	13,714	41,073	52,987
Restructuring charge	49,083	142,380	336	49,419	206,955
Goodwill and intangible assets impairment charge	—	398,898	—	—	398,898
Amortization of intangible assets	881	1,359	881	2,643	4,278

Total costs and expenses	113,812	637,352	57,700	228,720	868,628

Loss from operations, before other income	(74,074)	(598,471)	(19,568)	(115,140)	(752,500)
Interest income	993	3,878	1,196	3,590	13,878
Interest expense	(1,849)	(3,200)	(1,366)	(5,100)	(11,285)
Gain on extinguishment of debt	—	—	—	16,550	17,098
Other income	673	—	408	2,264	—

Other income (expense), net	(183)	678	238	17,304	19,691

Loss from continuing operations before income taxes	(74,257)	(597,793)	(19,330)	(97,836)	(732,809)
Income tax expense	8,004	130,795	2,263	12,910	137,136

Loss from continuing operations	(82,261)	(728,588)	(21,593)	(110,746)	(869,945)
Loss from discontinued operations, net of tax benefit	(12,732)	(7,316)	(3,553)	(20,442)	(17,242)

Net loss	$(94,993)	$(735,904)	$(25,146)	$(131,188)	$(887,187)

Net loss per share – basic and diluted:
Continuing operations – basic and diluted	$(0.41)	$(3.67)	$(0.11)	$(0.55)	$(4.39)
Discontinued operations – basic and diluted	(0.06)	(0.04)	(0.01)	(0.10)	(0.09)

Net loss per share - basic and diluted	$(0.47)	$(3.71)	$(0.12)	$(0.65)	$(4.48)

Shares used in per share computations:
Basic and diluted	203,704	198,459	201,694	201,921	198,017

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended

	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net loss from continuing operations	$(110,746)	$(869,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,255	50,152
Amortization of debt issue costs	841	1,296
Amortization of deferred compensation	16,464	20,210
Other compensation expense	86	—
Impairment of goodwill and intangible assets	—	398,898
Impairment of other long-term investments	76	—
Property and equipment write off	39,346	135,163
Inventory write off	6,808	30,533
Prepaid maintenance write off	8,732	28,602
Assets held for sale write down	17,260	—
Gain on extinguishment of debt	(16,550)	(17,098)
Gain on derivative instruments	(1,964)	6
Deferred tax assets, net	—	127,044
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	963	5,557
Inventories, net	(5,160)	(10,080)
Prepaid expenses and other current assets	(667)	(21,747)
Other assets	2,009	2,213
Increase (decrease) in:
Accounts payable	7,108	(7,045)
Accrued expenses and other current liabilities	1,800	2,795
Accrued restructuring	(6,946)	38,890
Deferred gain on derivative instrument	3,850	—
Income taxes payable	(46)	6,596

Net cash used in operating activities	(10,481)	(77,960)

Cash flows from investing activities:
Purchases of investments	(375,197)	(357,267)
Proceeds from sale of investments	399,310	675,289
Capital expenditures	(11,337)	(45,293)
Restricted long-term deposits	366	(4,611)
Business acquisition, net of cash acquired	(1,556)	—

Net cash provided by investing activities	11,586	268,118

Cash flows from financing activities:
Repurchase of convertible subordinated debt	(51,052)	(65,050)
Capital contributions by minority interest limited partners	—	81
Distribution to Venture Fund partners from sale of investments	—	(462)
Proceeds from issuance of common stock, net	3,920	4,333

Net cash used in financing activities	(47,132)	(61,098)

Increase (decrease) in cash and cash equivalents	(46,027)	129,060
Cash used in discontinued operations	(16,868)	(14,045)

Net increase (decrease) in cash and cash equivalents	(62,895)	115,015

Cash and cash equivalents at beginning of period	109,968	92,170

Cash and cash equivalents at end of period	$47,073	$207,185

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,747	$6,791

Income taxes	$190	$532

Supplemental disclosures of non-cash transactions:
Acquisition of equipment under operating leases	$28,738	$—
Common stock issued in business acquisition	$2,230	$—
Stock options issued in business acquisition	$2,025	$—
Minority interest limited partners’ share of impaired other long-term investments	$23	$—
Cancellation of stock options	$—	$1,439
Reversal of acquisition costs	$—	$1,073

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation and Significant Accounting Policies

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

In the third quarter of fiscal 2003, the Company decided to discontinue its line of optical module products due to continued depressed levels of demand for these products. The Company is currently evaluating its options for this product line, including the sale to a third party of the related assets and operations, which is probable. In the unlikely event that the Company is unsuccessful in entering into a sale transaction, it plans to cease operations of the optical module business and to terminate the related employees prior to September 30, 2003. In accordance with generally accepted accounting principles (“GAAP”), the balance sheet reflects assets and liabilities held for sale and the statements of operations and cash flows reflect the results of the optical module business as discontinued operations for all periods presented.

Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with maturities over three months and up to one year are considered short-term investments and investments with maturities over one year are considered long-term investments. Cash equivalents and investments are principally comprised of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its securities included under investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. All maturities of debt securities classified as held-to-maturity are within three years. Marketable securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments, net of any related tax effect, are included in equity as a separate component of shareholders’ equity. As of June 30, 2003, all investments were classified as available-for-sale.

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

Computation of Net Loss per Share

Stock options and other convertible securities exercisable for 50,227,610, 42,233,306 and 53,469,568, shares that were outstanding at June 30, 2003 and 2002, and March 31, 2003, respectively, were not included in the computation of diluted net loss per share, as the effect of their inclusion would be antidilutive. The antidilutive common stock equivalents consist of employee stock options, convertible subordinated debentures that are convertible into the Company’s common stock at a conversion price of $112.19, and consideration for a business acquisition that is payable in stock or cash at the Company’s option.

Reclassifications

Where necessary, prior periods’ information has been reclassified to conform to the current period condensed consolidated financial statement presentation.

Note 2.	Restructuring Costs and Other Special Charges

Restructuring Cost

During the quarter ended June 30, 2003 the Company implemented a restructuring plan that includes the closure of the 6-inch Gallium Arsenide (GaAs) wafer fabrication facility in Colorado Springs by the end of September 2003. The estimated cost of the closure of the manufacturing facility is approximately $48.7 million and is comprised of severance packages for the manufacturing workforce, the write down of certain manufacturing assets which were deemed to be impaired, the write off prepaid maintenance for non-transferable maintenance contracts associated with the related fixed assets, and the write down of the Colorado Springs building. Restructuring costs of $48.7 million were recognized in the quarter ended June 30, 2003.

In fiscal 2001 and 2002, the Company implemented several restructuring plans as a result of the decrease in demand for its products, a shift in the semiconductor process technology and the need to align its cost structure with significantly reduced revenue levels. These restructuring plans included the termination of certain product lines, curtailment of certain research and development projects, a resulting workforce reduction, and the consolidation of excess facilities. In connection with these restructuring plans, the Company also wrote down certain fixed assets that were deemed to be impaired, and accrued costs associated with non-cancelable equipment and software contracts. Restructuring costs of $212.5 million and $3.7 million were recognized in fiscal 2002 and 2001, respectively. The Company incurred an additional charge of $0.4 million and $0.3 million in the quarters ended June 30, 2003 and March 31, 2003, respectively, relating to the restructuring plans implemented in fiscal 2001 and 2002.

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Impairment of Assets	Building impairment	Total

Balance at Sept 30, 2002	1,578	2,442	31,507	—	—	35,527
Charged to expense	963	378	—	27,447	20,631	49,419
Non cash amounts	—	—	—	(27,447)	(20,631)	(48,078)
Cash payments	(1,151)	(1,184)	(9,739)	—	—	(12,074)

Balance at June 30, 2003	1,390	1,636	21,768	—	—	24,794

Workforce reduction included the cost of severance and related benefits of employees affected by the restructuring plans. During the quarters ended June 30, 2003 and March 31, 2003 the Company recorded charges of $0.7 million and $0.3 million, respectively. The Company expects to complete the severance and fringe benefits payouts by March 2005.

The excess facilities charges included lease termination payments, non-cancelable lease costs and write off of leasehold improvements and office equipment related to these leases. During the quarter ended June 30, 2003 the Company incurred an additional charge of $0.4 million as a result of changes in estimates of sublease income related to such excess facilities. These costs will be paid over the respective lease terms through February 2004.

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

The impairment of assets charge includes the write down of the Colorado Springs facility manufacturing equipment and prepaid maintenance contracts associated with that equipment. During the quarter ended June 30, 2003 the Company recorded an impairment of assets charge of $27.4 million. The charge was determined based on the held and used classification under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this classification, when a decision has been made to abandon an asset group, all of the long-lived assets and certain identifiable intangibles in that asset group to be disposed of are tested for impairment. As a result, the Company recorded an impairment charge to write the assets down to their estimated fair market value, which resulted in a charge of $18.7 million. For the respective prepaid maintenance, the Company recorded a charge of $8.7 million for the estimated net book value at September 30, 2003, as the Company will no longer be utilizing these assets after September 30, 2003, and because such prepaid maintenance cannot be resold or transferred.

The charges for the Colorado Springs facility also includes impairment of the owned land and building and were also tested for impairment based on the held and used classification under SFAS No. 144. The manufacturing facility will cease production as of September 30, 2003. Certain portions of the building could be used as office space. As such, the Company obtained fair value information for comparable commercial property in the Colorado Springs area. Based on an estimated fair value, the Company recorded an impairment charge of $20.6 million to write down the land and building accordingly. The adjusted value of the long-lived assets will then be depreciated over the remaining estimated useful life.

The restructuring accrual for the discontinued operations is included on the consolidated balance sheet in “liabilities held for sale” as discussed in Note 3.

Other Special Charges

During the quarter ended June 30, 2003, the Company also wrote off $6.8 million of GaAs inventory. As a result of the planned closure of the GaAs fabrication facility in Colorado Springs and as a result of the decision to exit the GaAs manufacturing process, the Company notified customers and requested final forecasts and purchase orders from these customers. Based on the customers’ responses, and required commitment to purchase the inventory in the near future, the Company determined that it has excess GaAs inventory on hand. As a result, the Company recorded a charge of $6.8 million, which is included in cost of revenues in the quarter ended June 30, 2003.

Note 3.	Discontinued Operations

In the third quarter of fiscal 2003, the Company decided to discontinue its line of optical module products due to continued depressed levels of demand for these products. The Company’s consolidated financial statements for all periods presented have been adjusted to reflect the operations of the optical module business as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

Summarized financial information for the optical module business is as follows (in thousands):

Assets held for sale were comprised of the following:
	June 30, 2003	September 30, 2002

Cash and cash equivalents	$—	$1,921
Inventories, net	3,703	3,916
Prepaid expenses and other current assets	105	220
Property and equipment, net	3,505	9,044
Other intangible assets, net	—	13,776
Other assets	248	630

Assets held for sale	$7,561	$29,507

 Liabilities held for sale were comprised of the following

	June 30, 2003	September 30, 2002

Accounts payable and accrued expenses	549	2,937
Long term debt	1,012	1,861

Liabilities held for sale	$1,561	$4,798

Selected operating results were as follows:

	Three months ended			Nine months ended

	June 30, 2003	June 30, 2002	March 31, 2003	June 30, 2003	June 30, 2002

Loss from operations of discontinued operations	$(3,476)	$(11,916)	$(5,786)	$(16,092)	$(28,082)
Loss from impairment of long lived assets and other intangible assets	(17,260)	—	—	(17,260)	—
Income tax benefit	8,004	4,600	2,233	12,910	10,840

Loss from discontinued operations	$(12,732)	$(7,316)	$(3,553	$(20,442)	$(17,242)

Note 4.	Purchase Accounting Business Combination

On January 31, 2003, the Company acquired all of the equity interests of APT Technologies, Inc. (“APT”) in exchange for an aggregate of approximately $10.0 to $14.4 million in cash and stock and the assumption of stock options. As June 30, 2003, approximately $3.7 million was paid in cash and stock, and the remaining $6.3 to $10.7 million of consideration will be paid in cash and/or stock between July 2003 and June 2007, and will be determined in part based on the future results of the acquired business. The consideration was preliminarily allocated based on the fair values of the tangible assets and liabilities acquired, including deferred compensation of $0.9 million, with the excess consideration of $14.9 million recorded as goodwill. The Company is in the process of obtaining all of the necessary information to finalize the allocation between goodwill and other intangible assets. The operations of APT are included from the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not material.

In June 2003, the Company announced a definitive agreement to acquire all of the outstanding equity interests of Multilink Technology Corporation (“Multilink”) in exchange for approximately 4.2 million shares of common stock and the assumption of stock options, and warrants to purchase approximately 1.5 million shares of common stock. The transaction is subject to customary closing conditions, including the approval by Multilink’s stockholders. The transaction is expected to close in August 2003.

Note 5.	Goodwill and Other Intangible Assets

The following table presents detail of the Company’s goodwill (in thousands):

Balance as of September 30, 2002	$156,005
Goodwill acquired based on preliminary allocation	14,990

Balance as of June 30, 2003	$170,995

The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance

June 30, 2003
Customer relationships	$813	$(813)	$—
Technology	11,465	(5,231)	6,234
Covenants not to compete	4,000	(3,080)	920

Total	$16,278	$(9,124)	$7,154

September 30, 2002
Customer relationships	$813	$(813)	$—
Technology	11,465	(3,587)	7,878
Covenants not to compete	4,000	(2,081)	1,919

Total	$16,278	$(6,481)	$9,797

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year	Amount

2003	$881
2004	2,778
2005	2,192
2006	894
2007	192
Thereafter	217

Total	$7,154

The Company only operates within one reporting unit as defined by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Therefore, any allocation of goodwill is not required.

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In fiscal 2002, the Company recorded goodwill and other intangible asset impairment of $398.9 million. As of June 30, 2003, there was no additional impairment of goodwill. Future goodwill impairment tests may result in charges to earnings.

Note 6.	Inventories, net

Inventories consist of the following (in thousands):

	June 30, 2003	September 30, 2002

Raw materials	$3,277	$3,506
Work in process and finished goods	20,120	21,539

	$23,397	$25,045

Note 7.	Debt

During the first quarter of fiscal 2003, the Company purchased $68.6 million principal amount of its 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $51.1 million. As a result, the Company recorded a gain on extinguishment of debt of approximately $16.5 million, net of deferred debt issuance costs of $1.0 million. The Company did not purchase any of its subordinated debentures during the second and third quarters of fiscal 2003.

Note 8.	Derivative Instruments and Hedging Activities

In the nine months ended June 30, 2003, the Company entered into several interest-rate related derivative instruments to manage its exposure on its debt instruments. The Company does not enter into derivative instruments for trading or speculative purposes.

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

Interest expense for the nine months ended June 30, 2003 includes a deminimus amount of net losses representing fair value hedge ineffectiveness arising from slight differences between the fair value change in the interest rate swaps and the change in fair value of the hedged debt obligation.

As of June 30, 2003, the Company had terminated all of its interest rate swap agreements entered into since October 1, 2002. Based on these terminations, the Company recorded a deferred gain of $3.9 million. The gain will be amortized over the remaining term of the convertible subordinated debentures due March 2005.

On July 1, 2003, the Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates.

Note 9.	Accounting for Stock Options

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

	Three months ended			Nine months ended

	June 30, 2003	June 30, 2002	March 31, 2003	June 30, 2003	June 30, 2002

Net loss as reported	$(94,993)	$(735,904)	$(25,146)	$(131,188)	$(887,187)
Add: Stock-based employee compensation expense included in reported net loss	$6,049	$8,922	$6,178	$18,589	$22,757
Deduct: Stock based employee compensation expense determined under fair value based methods for all awards	$(15,228)	$(18,908)	$(14,881)	$(47,345)	$(70,339)
Adjusted net loss	$(104,172)	$(745,890)	$(33,849)	$(159,944)	$(934,769)
Net loss per share as reported – basic and diluted	$(0.47)	$(3.71)	$(0.12)	$(0.65)	$(4.48)
Adjusted net loss per share – basic and diluted	$(0.51)	$(3.76)	$(0.17)	$(0.79)	$(4.72)

Note 10.	Significant Customers, Concentration of Credit Risk and Segment Information

In the third quarter of fiscal 2003 two customers accounted for greater than 10% of total revenues. In the third quarter of fiscal 2002, no customer accounted for greater than 10% of total revenues.

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

Revenues from telecommunications and data communications products were $9.1 million and $30.6 million, respectively, in the third quarter of fiscal 2003, and $15.9 million and $23.0 million, respectively, in the third quarter of fiscal 2002. Revenues from telecommunications and data communications products were $31.3 million and $82.3 million, respectively, in the nine months ended June 30, 2003, and $57.8 million and $58.3 million, respectively, in the nine months ended June 30, 2002.

Revenues within the United States accounted for 72% and 77% of total revenues in the third quarters of fiscal 2003 and 2002, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), in particular, in “Results of Operations—Revenues”, “—Cost of Revenues”, “—Restructuring Charge”, “—Interest Income and Interest Expense”, “—Other Income”, “—Liquidity and Capital Resources”, and “Impact of Recent Accounting Pronouncements”, and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Operating Results.”

Results of Operations

Revenues

Total revenues in the third quarter of fiscal 2003 were $39.7 million, a slight increase from the $38.9 million recorded in the third quarter of fiscal 2002 and an increase of 4.2% from the $38.1 million recorded in the prior quarter. For the nine months ended June 30, 2003, total revenues were $113.6 million, a slight decrease from the $116.1 million recorded in the nine months ended June 30, 2002. Revenues have remained relatively flat since the fourth quarter of fiscal 2001 due to continued adverse market conditions and the reduction in demand from our communications customers that began in fiscal 2001. During fiscal 2001, original equipment manufacturers, (“OEMs”) (who account for a majority of our sales) started experiencing a sharp decline in demand from their customers for several reasons. First, many financially weak telecommunication carriers either ceased operations or consolidated with other carriers, leading to a drop in demand for networking equipment. Second, due to excess fiber capacity in the telecommunications infrastructure, network service providers spent less on networking equipment that our customers sell and which includes our products. Third, the weakening economy drove many enterprises to either cease operations or to curtail capital expenditures, resulting in lower demand for networking equipment addressed at the enterprise market. As the overall demand for communications equipment declined, our customers began consuming a portion of the excess inventories of our components that they had accumulated in previous years rather than placing new orders with us.

Revenues from telecommunications products primarily targeted at the core and metro portions of the network were $9.1 million and $15.9 million in the third quarters of fiscal 2003 and 2002, respectively. For the nine months ended June 30, 2003, revenues from telecommunications products were $31.3 million, a decrease from the $57.8 million recorded in the nine months ended June 30, 2002. The decrease in revenues generated from these products was primarily due to a significant reduction in orders from telecommunications customers as a result of the overbuilding of the long haul networking infrastructure which began in fiscal 2001 and has continued through fiscal 2003.

Revenues from datacommunications products primarily targeted at enterprise and storage networks were $30.6 million and $23.0 million in the third quarters of fiscal 2003 and 2002, respectively. For the nine months ended June 30, 2003, revenues from datacommunications products were $82.3 million, an increase from the $58.3 million recorded in the nine months ended June 30, 2002. The increase in revenues in the 2003 period from these products is due to our continuing emphasis on these markets through the introduction of new products and enhanced marketing efforts.

It is customary for product prices in the semiconductor industry to decline over time. Most of these price decreases are negotiated in advance and are usually based on increased volumes or the passage of time. In fiscal 2003 and 2002, we did not experience abnormal price decreases for the majority of our products.

Since fiscal 2001, many of our customers have restructured operations, cut product development efforts, reduced excess component inventories and divested parts of their operations as a result of their clients’ fluctuating capital expenditure levels. We believe that the business environment of the markets in which we participate continues to be difficult. We therefore expect the pattern of quarterly revenues to be volatile for the remainder of fiscal 2003 as a result of fluctuating customer demand forecasts and inventory levels.

Cost of Revenues

Cost of revenues as a percentage of total revenues in the third quarter of fiscal 2003 was 58.7% compared to 100.7% in the third quarter of fiscal 2002 and 42.3% in the prior quarter. For the nine months ended June 30, 2003 cost of revenues as a percentage of total revenues was 49.0% compared to 80.1% for the nine months ended June 30, 2002. During the quarter ended June 30, 2003 we implemented a restructuring plan that includes the closure of our 6-inch Gallium Arsenide (GaAs) wafer fabrication facility in Colorado Springs and the intent to exit the GaAs manufacturing process by the end of September 2003. As a result we notified customers and requested final forecasts and purchase orders from these customers. Based on the customers’ responses, and required commitment to purchase the inventory in the near future, we determined that we have excess GaAs inventory on hand. As a result, we recorded a charge of $6.8 million which is included in cost of revenues in the quarter ended and nine months ended June 30, 2003. In the quarter ended June 30, 2002, we wrote off $18.5 million of excess and obsolete inventories as a result of an industry-wide reduction in capital spending and the resulting decrease in demand for our products. Excluding the inventory write offs, cost of revenues in the third quarter of fiscal 2003 and 2002 would have been $16.5 million, or 41.5% of revenues, and $20.7 million, or 53.1% of revenues, respectively, and $48.8 million or 42.9% of revenues, and $74.5 million or 64.2%of revenues for the nine months ended June 30, 2003 and 2002, respectively. The decrease in cost of revenues (exclusive of inventory write offs) as a percentage of total revenues from the third quarter of fiscal 2002 and the prior quarter, and for the nine months ended June 30, 2003 compared to the same period last year is the result of our continued efforts to decrease fixed costs and improve manufacturing yields for mature semiconductor products. We anticipate that cost of revenues as a percentage of total revenues will continue to fluctuate in the near term based primarily on the demand for our products.

Engineering, Research and Development Costs

Engineering, research and development expenses were $27.2 million in the third quarter of fiscal 2003 compared to $36.5 million in the third quarter of fiscal 2002 and $26.6 million in the prior quarter. For the nine months ended June 30, 2003, engineering, research and development expenses were $79.9 million compared to $112.5 million in the nine months ended June 30, 2002. As a percentage of total revenues, engineering, research and development expenses were 68.4% in the third quarter of fiscal 2003, 93.9% in the third quarter of fiscal 2002 and 69.8% in the prior quarter. For the nine months ended June 30, 2003, engineering, research and development expenses as a percentage of total revenues decreased to 70.4 % from 96.9%, in the comparable period a year ago. The decrease in both absolute dollars and as a percentage of revenues from the three and nine months ended June 30, 2002, was principally due to the inclusion of restructuring charges in connection with the first and third quarters of fiscal 2002 and the resulting cost reductions from such plans in the current year periods. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $13.4 million in the third quarter of 2003, compared to $19.1 million in the third quarter of 2002 and $13.7 million in the prior quarter. For the nine months ended June 30, 2003, SG&A expenses were $41.1 million compared to $53.0 million, in the comparable period a year ago. As a percentage of total revenues, SG&A expenses were 33.6 % in third quarter of fiscal 2003, compared to 49.0% in the third quarter of fiscal 2002 and 36.0% in the prior quarter. For the nine months ended June 30, 2003, SG&A expenses as a percentage of total revenues decreased to 36.2% from 45.6%, in the comparable period a year ago. The decrease in both absolute dollars and as a percentage of revenues in the three and nine months ended June 30, 2002, was primarily due to our efforts to streamline our cost structure.

Restructuring Charge

During the quarter ended June 30, 2003, we implemented a restructuring plan that includes the closure of our 6-inch Gallium Arsenide (GaAs) wafer fabrication facility in Colorado Springs by the end of September 2003. This restructuring plan includes severance packages for the manufacturing workforce, the write down of certain manufacturing assets which were deemed to be impaired, the write off of prepaid maintenance for non-transferable maintenance contracts associated with the related fixed assets, and the write down of the Colorado Springs building. As a result of implementing this restructuring plan, we recorded a charge of $48.7 million. Additionally, we incurred a charge of $0.4 million and $0.3 million in the quarters ended June 30, 2003 and March 31, 2003, respectively, relating to the restructuring plans implemented in fiscal 2001 and 2002.

In fiscal 2001 and 2002, we implemented several restructuring plans as a result of the decrease in demand for its products, a shift in the semiconductor process technology and the need to align its cost structure with significantly reduced revenue levels. These restructuring plans included the termination of certain product lines, curtailment of certain research and development projects, a resulting workforce reduction, and the consolidation of excess facilities. In connection with these restructuring plans, we also wrote down certain fixed assets which were deemed to be impaired, and accrued costs associated with non-cancelable equipment and software contracts. We recorded restructuring costs of $142.4 million and $206.9 million in the three month and nine month periods ended June 30, 2002.

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Impairment of Assets	Building impairment	Total

Balance at Sept 30, 2001	1,229	1,706	—	—	—	2,935
Charged to expense	1,012	2,607	34,221	169,115	—	206,955

Non cash amounts	—	(775)	—	(169,115)	—	(169,890)
Cash payments	(1,139)	(1,016)	(89)	—	—	(2,244)

Balance at June 30, 2002	1,102	2,522	34,132	—	—	37,756

Balance at Sept 30, 2002	1,578	2,442	31,507	—	—	35,527
Charged to expense	963	378	—	27,447	20,631	49,419
Non cash amounts	—	—	—	(27,447)	(20,631)	(48,078)
Cash payments	(1,151)	(1,184)	(9,739)	—	—	(12,074)

Balance at June 30, 2003	1,390	1,636	21,768	—	—	24,794

Workforce reduction included the cost of severance and related benefits of employees affected by the restructuring plans. We expect to complete the severance and fringe benefits payouts by March 2005.

The excess facilities charges included lease termination payments, non-cancelable lease costs and write off of leasehold improvements and office equipment related to these leases. These costs will be paid over the respective lease terms through February 2004.

Contract settlements costs represent future purchase commitments related to unused licenses of non-cancelable software contracts, and the residual value guaranteed under certain equipment operating leases. We calculated the number of design software licenses that it would not be using but was contractually obligated for, and accrued for such costs. The accrual will be fully utilized by March 2005. In the case of equipment under operating leases, we identified the underlying equipment that was not being used. For this equipment we determined the estimated fair market value, and compared this amount to the guaranteed residual value. The Company recorded the charge for the difference between the estimated fair market value and the guaranteed residual value.

The impairment of assets charge includes the write down of the Colorado Springs facility manufacturing equipment and prepaid maintenance contracts associated with that equipment. During the quarter ended June 30, 2003 we recorded an impairment of assets charge of $27.4 million. The charge was determined based on the held and used classification under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this model, when a decision has been made to abandon an asset group, all of long-lived assets and certain identifiable intangibles in that asset group to be disposed of are tested for impairment. As a result, we recorded an impairment charge to write the assets down to their estimated fair market value which resulted in a charge of $18.7 million. For the respective prepaid maintenance, we recorded a charge of $8.7 million for the estimated net book value at September 30, 2003, as we will no longer be utilizing these assets after September 30, 2003, and because such prepaid maintenance cannot be resold or transferred.

The charges for the Colorado Springs facility also includes impairment of the owned land and building and were also tested for impairment based on the held and used classification under SFAS No. 144. The manufacturing facility will cease production as of September 30, 2003. Certain portions of the building could be used as office space. As such, we obtained fair value information for comparable commercial property in the Colorado Springs area. Based on an estimated fair value, we recorded an impairment charge of $20.6 million to write down the land and building accordingly. The adjusted value of the long-lived assets will be depreciated over the remaining estimated useful lives.

Goodwill and Intangible Asset Impairment Charge

In the third quarter of fiscal 2002, we performed a review of the value of our goodwill in accordance with SFAS No. 142. Based on our review, we recorded a charge of $396.0 million to write down the value of goodwill, and $2.9 million to write down the value of definite-lived intangible assets during the quarter ended June 30, 2002. During fiscal 2003, we have not recorded any additional impairment of goodwill.

Amortization of Intangible Assets

We elected to adopt SFAS No.142 effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of October 1, 2001. There was no transitional impairment of goodwill upon adoption of Statement 142.

Amortization of other intangible assets was $0.9 million in the third quarter of fiscal 2003 and the prior quarter, compared to $1.4 million in the third quarter of fiscal 2002. For the nine months ended June 30, 2003, amortization of other intangible assets was $2.6 million compared to $4.3 million in the comparable period a year ago. The decrease in the amortization of other intangible assets was due to the other intangible asset impairment charge of $2.9 million recorded in the quarter ended June 30, 2002, which reduced the carrying value of the assets and the associated amortization.

Interest Income and Interest Expense

Interest income was $1.0 million in the third quarter of fiscal 2003 compared to $3.9 million in the third quarter of fiscal 2002 and $1.2 million in the prior quarter. For the nine months ended June 30, 2003, interest income was $3.6 million compared to $13.9 million in the comparable period a year ago. The decrease in interest income of $2.9 million from the third quarter of fiscal 2002 and $0.2 million from the prior quarter, and $10.3 million from the comparable nine month period a year ago was the result of lower cash balances and short term and long term investments held throughout the period as well as a significant decline in interest rates paid on our cash and investment balances. The decrease in cash and investment balances was primarily the result of the repurchase of our convertible subordinated debentures in the quarters ended December 31, 2001, September 30, 2002 and December 31, 2002, as well as a fixed operating cash outflow in a period of reduced revenues.

Interest expense was $1.8 million in the third quarter of fiscal 2003 compared to $3.2 million in the third quarter fiscal 2002 and $1.4 million in the prior quarter. For the nine months ended June 30, 2003, interest expense was $5.1 million compared to $11.3 million in the comparable period a year ago. The decrease in interest expense of $1.4 million from the third quarter of fiscal 2002 and $6.2 million from the comparable nine month period a year ago was primarily the result of several interest rate swap agreements entered into since October 1, 2002 which significantly relieved interest expense for the nine months ended June 30, 2003, and the result of lower principal amount of the convertible subordinated debentures outstanding during fiscal 2003. Interest expense increased slightly from the prior quarter as a result of interest rate swap agreements being in effect for a longer duration of the prior quarter, which ultimately lowered the average interest rate for the respective period. See further discussion below in “Gain on Extinguishment of Debt”.

As a result of the interest rate swap agreements, we expect to record lower interest expense in future periods to the extent the variable rate is lower than the fixed rate of our debentures. However, if the adjustable rate is higher than the fixed rate of our debentures, our interest expense would be higher. Interest expense could further decline to the extent that we repurchase any additional debentures. For additional information regarding the interest rate swap agreement, see Note 8 “Derivative Instruments and Hedging Activities”.

Gain on Extinguishment of Debt

During the first quarter of fiscal 2003, we purchased $68.6 million principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $51.1 million. As a result, we recorded a gain on extinguishment of debt of approximately $16.6 million, net of a proportion of deferred debt issuance costs of $1.0 million, in the quarter ended December 31, 2002 and for the nine months ended June 30, 2003.

In October and November 2001, we purchased $83.3 million aggregate principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $65.1 million. As a result, we recorded a gain on extinguishment of debt of approximately $17.1 million, net of a proportion of deferred debt issuance costs of $1.1 million, in the quarter ended December 31, 2001 and for the nine months ended June 30, 2002.

Other Income

Other income for the three month and nine month periods ended June 30, 2003 of $0.7 million and $2.3 million, respectively, consists principally of the amortization of deferred gains of $7.5 million related to the termination of our interest rate swap agreements in fiscal 2003 and 2002. We will amortize the gains over the remaining life of the convertible subordinated debentures due March 2005.

Loss from Discontinued Operations

In the third quarter of fiscal 2003, we decided to discontinue our line of optical module products due continued depressed levels of demand for these products. We are currently evaluating our options for this product line, including the possible sale to a third party of the related assets and operations. In the event we are unsuccessful in entering into a sale transaction, we plan to cease operations of the optical module business and to terminate the related employees prior to September 30, 2003. Therefore, the operations of the optical module business have been included as discontinued operations throughout this report.

Loss from discontinued operations, net of tax benefit, was $12.7 million in the quarter ended June 30, 2003, which was comprised of revenues of $3.4 million, loss from operations of $3.5 million, an estimated loss on disposal of $17.2 million and a tax benefit of $8.0 million. Loss from discontinued operations, net of tax benefit, was $7.3 million in the quarter ended June 30, 2002, which was comprised of revenues from discontinued operations of $4.1 million, loss from operations of $11.9 million, which included a $6.6 million restructuring charge, and a tax benefit of $4.6 million. Loss from discontinued operations in the quarter ended March 31, 2003 of $3.6 million, net of tax benefit, was comprised of revenues of $2.0 million, loss from operations of $5.8 million and a tax benefit of $2.2 million. For the nine months ended June 30, 2003 loss from discontinued operations, net of tax benefit, was $20.4 million, which was comprised of revenues of $8.0 million, loss from operations of $16.1 million, an estimated loss on disposal of $17.2 million, and a tax benefit of $12.9 million. Loss from discontinued operations, net of tax benefit, was $17.2 million for the nine months ended June 30, 2002, which was comprised of revenues of $8.1million, loss from operations of $28.0 million, and a tax benefit of $10.8 million.

Income Tax Expense

For the quarters ended June 30, 2003 and March 31, 2003 the total effective income tax rate was 0%. For the quarters ended June 30, 2003, June 30, 2002 and March 31, 2003 a deferred tax benefit of $8.0 million, $4.6 million, and $2.3 million, respectively, was allocated to discontinued operations with an offsetting deferred tax expense allocated to continuing operations. Additionally, for the quarter ended June 30, 2002, income tax expense consists of a $145.8 million increase in the deferred tax asset valuation allowance, partially offset by the reversal of income taxes payable of $19.6 million, resulting in an income tax receivable of $5.2 million. For the nine months ended June 30, 2003 and June 30, 2002, a deferred tax benefit of $12.9 million and $10.8 million, respectively, was allocated to discontinued operation with an offsetting deferred tax expense allocated to continuing operations. Additionally, for the nine months ended June 30, 2002, income tax expense consists of a $145.8 million increase in the deferred tax asset valuation allowance, partially offset by the reversal of income taxes payable of $19.6 million, resulting in an income tax receivable of $5.2 million. Management continually evaluates our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In the evaluation of the realizability of deferred tax assets we consider projections of future taxable income and the reversal of temporary differences. During the quarter ended June 30, 2002, management determined that it is not “more likely than not” that all of the deferred tax assets would be realized. Accordingly a valuation reserve was recorded against the entire net deferred tax assets in the quarter and nine months ended June 30, 2002. All current tax benefits being generated are subject to a 100% valuation allowance.

Liquidity and Capital Resources

Operating Activities

We used $10.5 million in operating activities in the nine months ended June 30, 2003. Although, we had a net loss from continuing operations of $110.7 million for the nine months ended June 30, 2003, such amount included non-cash items aggregating $97.4 million resulting primarily from the write off of property and equipment, prepaid maintenance and inventory, an assets held for sale write down, depreciation and amortization and amortization of deferred compensation expense, partially offest by gain on extinguishment of debt and amortization of gains on derivative instruments. In addition to the net impact of non-cash items, our operating activities for the nine months ended June 30, 2003 also reflected an increase in inventory and the decrease in accrued restructuring. These were offset in part by decreases in accounts receivable and other assets and increases in accounts payable, accrued expenses and other current liabilities and deferred gain on derivative instrument.

We used $78.0 million in operating activities in the nine months ended June 30, 2002. Although, we had a net loss from continuing operations of $869.9 million for the nine months ended June 30, 2002, such amounts included non-cash items aggregating $774.8 million resulting primarily from impairment of goodwill and intangible assets of $398.9 million, property and equipment write off of $135.2 million, and change in deferred tax assets, net, of $127.0 million. It also included depreciation and amortization, inventory write off, prepaid maintenance write off and amortization of deferred compensation expense, partially offset by gain on extinguishment of debt. In addition to the net impact of non-cash items, our operating activities for the nine months ended June 30, 2003, also reflected an increase in inventory and prepaid expenses and other current assets and a decrease in accounts payable. These were offset in part by decreases in accounts receivable and other assets and an increase in accrued expenses and other current liabilities, accrued restructuring and income taxes payable.

Investing Activities

We generated $11.6 million and $268.1 million in investing activities during the nine months ended June 30, 2003 and 2002, respectively. The cash generated by investing activities during the first nine months of fiscal 2003 was principally due to the proceeds from the sale of $399.3 million in available-for-sale debt and equity securities, offset by the purchases of $375.2 million in similar securities, $11.3 million in capital expenditures, and $1.6 million for the purchase of APT. The cash generated in investing activities during the first nine months of fiscal 2002 was due to the maturity of investments of $675.3 million in held to maturity debt and equity securities, offset by purchases of $357.3 million in similar securities, $45.3 million for capital expenditures and $4.6 million for payments of collateral on an equipment lease recorded in restricted long-term deposits.

In addition, we had two non-cash transactions totaling $28.7 million in the nine months ended June 30, 2003. One transaction related to the lease for the land and building for our wafer fabrication facility in Colorado Springs, Colorado which expired on October 30, 2002. We exercised our option to purchase the land and building for the lessor’s original cost, or $27.5 million. This lease was fully cash-collateralized and included in restricted long-term deposits as of September 30, 2002. The other transaction related to several equipment leases which expired on January 31, 2003. We exercised our option to purchase the equipment for the lessor’s original cost, or $6.3 million, of which $3.8 million had been previously written off in the restructuring plan implemented in the quarter ended June 30, 2002. These leases were 80% cash-collateralized and included in restricted long-term deposits as of September 30, 2002.

Financing Activities

In the nine months ended June 30, 2003, we used $47.1 million in financing activities, including the purchase of $68.6 million carrying value of our convertible subordinated debentures for $51.1 million. This was slightly offset by proceeds of $3.9 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans.

In the nine months ended June 30, 2002, we used $61.1 million in financing activities, including the purchase of $69.8 million carrying value of our convertible subordinated debentures for $65.1 million, and the repayment of $0.5 million to Vitesse Venture Fund partners for the sale of investments. This was slightly offset by proceeds of $4.3 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans and proceeds of $0.1 million received from the limited partners of the Vitesse Venture Funds. The limited partners are officers and employees of our company and represent an insignificant portion of the investments in the Vitesse Venture Funds.

We used $16.9 million and $14.0 million from discontinued operations in the nine months ended June 30, 2003 and 2002, respectively.

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

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, we provide appropriate reserves for such excess inventory. If we have previously recorded the value of such inventory determined to be in excess of projected demand, or if we determine that inventory is obsolete, we write off these inventories in the period the determination is made. Due to reduced capital spending by our customers and the resulting reduction in demand for our products, we wrote off $30.5 million of excess and obsolete inventory during fiscal 2002. Due to our planned exit from the GaAs manufacturing process, we wrote off $6.8 million of excess and obsolete inventory in the quarter ended June 30, 2003. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of revenues in the period the revision is made.

Valuation of Goodwill, Purchased Intangible Assets and Long-Lived Assets

We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we evaluate the fair value of the goodwill of our one reporting unit to its carrying value. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on an income and market approach. Fair value of other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. See Note 2 “Restructuring Costs and Other Special Charges”, Note 3 “Discontinued Operations” and Note 5 “Goodwill and Other Intangible Assets” of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information. During the quarter ended June 30, 2003 we recorded a charge of $27.4 million for the write down of certain Colorado Springs manufacturing equipment and prepaid maintenance contracts associated with that equipment, and $20.6 million for the write down of the Colorado Springs land and building. During the quarter ended June 30, 2002, we recorded goodwill and other intangible asset impairment of $396.0 million and $2.9 million, respectively, totaling $398.9 million. We also recorded a charge of $169.2 during the fiscal year ended September 30, 2002 for the write down of certain excess manufacturing equipment. To the extent we determine there are indicators of impairment in future periods, write-downs may be required.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. As of June 30, 2003 all tax benefits are subject to a 100% valuation allowance.

Impact of Recent Accounting Pronouncements

In April 2003, the FASB issued Statement No. (“SFAS”) 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement require that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We believe the adoption of SFAS 149 will not have a material impact on our financial statements.

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

In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We believe that FIN 46 will not have a material impact on our financial statements.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) issued EITF 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. We believe that EITF00-21 will not have a material impact on our financial statements.

Factors That May Affect Future Operating Results

We have experienced continuing losses from operations since March 31, 2001, and we expect that our operating results will fluctuate in the future due to reduced demand in our markets

Since our quarterly revenues peaked in the quarter ended December 31, 2000, our revenues have declined substantially and we have experienced continuing losses from operations. While our revenues have improved slightly since the fourth quarter of fiscal 2001, they are still not sufficient to cover our operating expenses. Further, in the quarter ended June 30, 2003 and in fiscal 2002 our operating results were materially and adversely affected by inventory write-downs, restructuring charges and impairment charges. If we are required to take additional charges such as these in the future, the adverse effect on our operating results may again be material. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

•	The loss of major customers;
•	Variations, delays or cancellations of orders and shipments of our products;
•	Reduction in the selling prices of our products;
•	Significant changes in the type and mix of products being sold;
•	Delays in introducing new products;
•	Design changes made by our customers;
•	Our failure to manufacture and ship products on time;
•	Changes in manufacturing capacity, the utilization of this capacity and manufacturing yields;
•	Unanticipated expenses arising from our closure of the Colorado Springs manufacturing facility;
•	Variations in product development costs;
•	Changes in inventory levels; and
•	Expenses or operational disruptions resulting from acquisitions.
•	Sale or closure of discontinued operations.

In both the current quarter and in fiscal 2002, we implemented significant cost reductions. We do not expect that these measures will be sufficient to offset lower revenues until fiscal 2004, if at all, and as such, we expect to incur a net loss for the remainder of fiscal 2003. In the past, we have recorded significant new product development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses may have a material and adverse effect on our results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

The market price for our common stock has been volatile and future volatility could cause the value of your investment in our company to decline

Our stock price has experienced significant volatility recently. In particular, our stock price declined significantly following announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the technology sector, particularly the optical networking equipment sector. Given these general economic conditions and the reduced demand for our products that we have experienced recently, we expect that our stock price will continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

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

If we are unable to develop and introduce new products successfully or to achieve market acceptance of our new products, our operating results would be adversely affected

Our future success will depend on our ability to develop new high-performance integrated circuits for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new integrated circuits is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

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

We are dependent on a small number of customers in a few industries

We intend to continue focusing our sales effort on a small number of customers in the communications and storage markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the quarter ended June 30, 2003, two customers accounted for greater than 10% of total revenues. If any of our major customers delays orders of our products or stops buying our products, our business and financial condition would be severely affected.

There are risks associated with recent and future acquisitions

Since the beginning of fiscal 2000, we have made five significant acquisitions:

•	In March 2000, we completed the acquisition of Orologic, Inc. (“Orologic”) in exchange for approximately 4.5 million shares of our common stock.
•	In May 2000, we completed the acquisition of SiTera Incorporated (“SiTera”) for approximately 14.7 million shares of our common stock.
•	In June 2001, we acquired Exbit Technology A/S (“Exbit”) for up to approximately 2.7 million shares of our common stock and may be required to issue an additional 1.3 million shares upon the attainment of certain internal future retention and performance goals.
•	In July 2001, we completed the acquisition of Versatile Optical Networks, Inc. (“Versatile”) for approximately 8.8 million shares of our common stock.
•	In January 2003, we completed the acquisition of APT Technologies, Inc. for approximately $10.0 to $14.4 million, depending on the performance of the acquired business.

Also, during fiscal 2000 and fiscal 2001, we completed smaller acquisitions for an aggregate of approximately $61.7 million consisting of approximately 0.8 million shares of common stock issued and stock options assumed and approximately $44.6 million in cash. These acquisitions may result in the diversion of management’s attention from the day-to-day operations of our business. Risks of making these acquisitions include difficulties in the integration of acquired operations, products and personnel. If we fail in our efforts to integrate recent and future acquisitions, our business and operating results could be materially and adversely affected.

Our management frequently evaluates available strategic opportunities. In the future, we may pursue additional acquisitions of complementary products, technologies or businesses. Acquisitions we make in the future, including the acquisition of Multilink, could result in dilutive issuances of equity securities, substantial debt and amortization expenses related to intangible assets. In particular, in connection with our acquisition of Orologic, we were required to record an in-process research and development (“IPR&D”) charge of $45.6million in the three months ended March 31, 2000. In addition, under the new SFAS No. 142, which we adopted as of October 1, 2001, certain intangible assets relating to acquired businesses, including goodwill, are maintained on the balance sheet rather than being amortized. These assets must be tested at least annually for impairment, and in the year ended September 30, 2002, we recorded impairment charges of $398.9 million associated with goodwill and other intangible assets related to past acquisitions. As of June 30, 2003, and after accounting for these impairment charges, we had an aggregate of $178.1 million of goodwill and other intangible assets on our balance sheet. As a result of our acquisition of Multilink, which we expect to complete in August 2003, we expect to incur additional transaction expenses, IPR&D changes and other expenses, and to record additional goodwill and other intangible assets on our balance sheet. These assets may eventually be written down to the extent they are deemed to be impaired and any such write-downs would adversely affect our results.

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

There are risks associated with doing business in foreign countries

In third quarter of fiscal 2003, international sales accounted for 28% of our total revenues, and we expect international sales to constitute a substantial portion of our total revenues for the foreseeable future. International sales involve a variety of risks and uncertainties, including risks related to:

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

We must keep pace with product development and technological change

The market for our products is characterized by rapid changes in both product and process technologies. We believe that our success to a large extent depends on our ability to continue to improve our product technologies and to develop new products and technologies in order to maintain our competitive position. Further, we must adapt our products to technological changes and adopt emerging industry standards. Our failure to accomplish any of the above could have a negative impact on our business and financial results.

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

Cash Equivalents, Short-term and Long-term Investments

Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Our investments are made in accordance with an investment policy approved by the Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are recorded at amortized cost, while available-for-sale investments are recorded at fair value. We do not have any held-to-maturity investments at June 30, 2003.

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

Based on a sensitivity analysis performed on the financial instruments held as of June 30, 2003, an immediate 10 percent change in interest rates is not expected to have a material effect on our near term financial condition or results of operations.

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

We manage exposure by entering into fixed to floating rate interest rate swaps. Therefore, changes in the US interest rate affect variable cash flows on the portion of the debt that was hedged by interest rate swaps. To ensure the adequacy and effectiveness of our interest rate hedge positions, we continually monitor our interest rate swap positions, in conjunction with our underlying interest rate exposure, from an accounting and economic perspective.

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

In the nine months ended June 30, 2003, we entered into several interest rate swap agreements. We entered into the agreements to reduce the impact of interest rate changes on our long-term debt. The swap agreements allowed us to swap long-term borrowings at fixed rates into variable rates that are anticipated to be lower than fixed rates available to us. As a result, the swaps effectively converted our fixed-rate debt to variable-rates and qualified for hedge accounting treatment. Since these interest rate swap agreements qualified as a fair value hedge under SFAS No. 133, changes in the fair value of the swap agreement were recorded as interest expense and matched by changes in the designated, hedged fixed-rate debt to the extent that such changes were effective and as long as the hedge requirements were met. We have terminated these interest rate swap agreements as of June 30, 2003. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying unaudited condensed consolidated statements of operations, resulting in reporting interest expense at the hedged interest rate.

Item 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures – The Company’s chief executive officer and chief financial officer performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that our controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within these entities.
(b)	Changes in Internal Controls over financial reporting – There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the quarter ended June 30, 2003 or to our knowledge, in other factors that have materially affected or are reasonable likely to materially affect our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Changes in Securities

None.

Item 6.	Exhibits & Reports on Form 8-K

(a)        Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350

(b)        Reports on Form 8-K

On April 22, 2003 we furnished a report on Form 8-K under item 12 disclosing that we announced our financial results for the quarter ended March 31, 2003 and attaching the corresponding press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION
By:	/s/ EUGENE F. HOVANEC

Eugene F. Hovanec Vice President, Finance and Chief Financial Officer

August 11, 2003