Form 10-K
period 2003-09-30
VITESSE SEMICONDUCTOR CORP
filed 2003-12-16
CIK 880446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-19654

VITESSE SEMICONDUCTOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	No. 77-0138960
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

741 Calle Plano, Camarillo, CA 93012

(Address of principal executive offices)

Registrant’s telephone number, including area code: (805) 388-3700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2003 as reported on the Nasdaq National Market, was approximately $1,364,498,181. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 1, 2003, the registrant had outstanding 215,322,283 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s Annual Meeting of Stockholders to be held on January 26, 2004 (incorporated into Part III hereof).

Registration Statement on Form S-1 effective December 10, 1991 (incorporated into Part IV hereof).

VITESSE SEMICONDUCTOR CORPORATION

2003 ANNUAL REPORT ON FORM 10-K

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

We are a leading supplier of high-performance integrated circuits (“ICs”) principally targeted at systems manufacturers in the communications and storage industries. Over the past few years, the proliferation of the Internet and the rapid growth in volume of data being sent over local and wide area networks placed a tremendous strain on the communications infrastructure. The resulting demand for increased bandwidth created a need for both faster as well as more expansive networks. There has also been a growing trend by systems companies towards the outsourcing of IC design and manufacture to suppliers such as Vitesse. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has been growing significantly. Since the end of 2000, the communications industry has experienced a severe downturn due to the overbuilding of the communications infrastructure and excess inventories, among other reasons. In spite of these recent adverse conditions, we believe that the long-term prospects for the communications market remain strong. Our customers include leading communications and storage original equipment manufacturers (“OEMs”) such Alcatel, Cisco, EMC, Fujitsu, Hewlett Packard, Huawei, IBM, LSI Logic, Lucent, McData, Nortel, Siemens, Sun Microsystems, and Tellabs.

Background

Communications Market

Over the past decade there has been a dramatic growth in traffic on both public communications networks, such as those used by long-distance and local exchange carriers, and specialized networks, such as those used by Internet service providers. This has been driven by rapid growth of data-intensive applications such as Internet access, e-commerce, e-mail, video conferencing and the movement of large blocks of stored data across networks. These applications in turn spurred demand for high-speed interconnectivity between wide area networks (“WANs”), metropolitan area networks (“MANs”) and local area networks (“LANs”). Faced with this demand for bandwidth, communications service providers were forced to upgrade their infrastructure to provide high-speed data services to customers in addition to providing standard telephone services. At the same time, the abundance of capital available in the private and public markets in the late 1990s and 2000 and perceptions of exponential projected growth in network traffic accelerated the build-out of the communications infrastructure, leading to a significant increase in capital spending on networking equipment.

During this period of rapid expansion, our customers began increasing orders for semiconductor devices in anticipation of continued growth in demand for communications equipment. With device manufacturers such as

Vitesse running at full capacity at that time, OEMs often ordered more devices than necessary in an effort to secure component deliveries. This resulted in a significant increase in inventory levels across the entire supply chain.

At the end of 2000, business conditions changed suddenly. As the supply of capital started to slow down and the overall economy began to weaken, many carriers and enterprises, faced with extreme financial hardship, either scaled back their expenditures or in some cases, ceased operations. Additionally, as it became evident that the infrastructure had been built out in excess of true end-user demand, capital spending on networking equipment across the industry dropped sharply. As a result of this widespread market downturn, we experienced a significant decline in sales of our products, which was further exacerbated by the high inventory levels at our customers. In response to the decreased demand for our products and the continuing disruption in our industry, we implemented a series of restructuring plans during fiscal 2001, 2002 and 2003. These restructuring plans, which included the sale of our optical module business, the closure of our Colorado Springs wafer fabrication facility (“fab”) and other facilities, the termination of employees, cancellation of certain development projects and the write-down of certain assets, have significantly lowered our operating costs going forward. For a detailed description of these restructuring plans see “Restructuring Costs” in the Management’s Discussion and Analysis section and Note 5 to the Consolidated Financial Statements of this report.

Despite the adverse conditions that have affected our business, we believe that the long-term prospects for the communications market and for Vitesse remain strong for several reasons.

First, the demand for additional bandwidth continues to grow, driven primarily by increased traffic on the Internet, as more households and enterprises increase their utilization of the Internet. The emergence of new data-intensive applications such as video-on-demand, next-generation wireless services, and virtual data centers is expected to drive additional traffic through the communications infrastructure. We further believe that the build-out of the infrastructure in developing countries will lead to increased demand for communications equipment.

Second, even as carriers and service providers are faced with capital spending constraints, in order to remain competitive they will need to upgrade their existing networks to not only offer additional services that their customers are demanding but to do so more efficiently and at a lower cost. We believe this trend will spur demand for systems that augment rather than replace existing equipment in the infrastructure, particularly in the metro/access environment.

Third, some MANs are experiencing traffic bottlenecks due to a lack of prior investment in equipment servicing the MAN as well as the interface between the MAN and the WAN. We believe this represents an opportunity for OEMs to supply equipment to carriers who wish to mitigate any bottlenecks.

Fourth, OEMs are focusing their efforts on providing superior software and services as a means of differentiating themselves from their competition. This, in conjunction with rising costs of maintaining component design teams and developing custom integrated circuits, has led to OEMs outsourcing their IC development efforts to companies such as Vitesse. The reductions in workforce that many OEMs have recently implemented have accelerated this trend. As a result of this outsourcing trend, even though capital expenditures for communications equipment have declined significantly since 2000 and are not expected to increase in the near term, we believe that the available market for our products has increased.

Finally, over the past five years, through a combination of acquisitions and internal development efforts, we have expanded our product line beyond our traditional products that served the market for long-haul optical transport. Specifically, we have enhanced our product offerings that serve the storage, enterprise and metro markets. We believe that these markets will recover faster from the current downturn than will the long-haul transport market.

Infrastructure improvements to networks have most prominently included a dramatic increase in the deployment of fiber optic technology to replace conventional copper wire. Optical fiber offers substantially greater capacity, is less error-prone and is easier to administer than copper wire. SONET (Synchronous Optical Network) in the United States and Japan and the equivalent SDH (Synchronous Digital Hierarchy) in the rest of the world are the primary standards for high-speed transmission of communications over optical fiber. By standardizing interoperability among different vendors’ equipment, the SONET/SDH standards facilitate high levels of data integrity, improved network reliability and reduced maintenance and other operations costs.

The demand for system bandwidth was initially addressed by a technique called wavelength division multiplexing (“WDM”). WDM is a technique that allows several optical signals, each of a different wavelength, to be transmitted simultaneously on a single optical fiber. The adoption of WDM has enabled system operators to significantly increase system bandwidth without the significant delay and expense of having to deploy additional fiber cables. While WDM increases the bandwidth carried by each optical fiber, it does not reduce the number of electronic components required. Instead, WDM has accelerated the growth of SONET/SDH deployment by eliminating fiber installation as a growth limiter. More recently, service providers are trying to address the demand for additional bandwidth by employing next-generation SONET systems that make more efficient use of the existing infrastructure.

Various protocols are being utilized today on top of the SONET optical base to ensure that routing and switching of information occurs accurately, including Asynchronous Transfer Mode (“ATM”) and Internet Protocol (“IP”). ATM is based on fixed-size packets called cells, and is designed to efficiently integrate voice, data and video and easily scale bandwidth. IP is a packet-based protocol that is generally accepted as the industry standard for LAN data transfer and is increasingly being used in MANs and WANs as well. Both ATM and IP packet switching network technologies are being deployed over optical networks based on the complementary SONET/SDH standards, known as ATM over SONET and Packet over SONET (“POS”). Fiber optic transmission systems that adhere to the SONET/SDH and ATM standards use data transmission rates of 155 Megabits per second (“Mb/s”), 622 Mb/s, 2.5 Gigabits per second (“Gb/s”) or 10 Gb/s today, with 40 Gb/s in development. Additionally, new protocols such as multi-protocol label switching (“MPLS”) have emerged that are better suited for data traffic while providing for the low latency and quality of service needs of voice and video traffic. We are also seeing the emergence of Ethernet being transported directly on SONET (Ethernet over SONET or “EoS”), which eliminates an additional layer of overhead from a SONET signal. We believe that EoS is replacing POS as the protocol in next-generation SONET equipment.

Most present-day LANs use the Ethernet transmission protocol, which operates at speeds of 10 Mb/s, 100 Mb/s (Fast Ethernet), 1 Gb/s (Gigabit Ethernet) or 10 Gb/s. Most desktop connections today support either 10 Mb/s or 100 Mb/s data rates, though Gigabit Ethernet is beginning to appear on the desktop. In order to support the migration of desktops to these higher data rates, LAN backbones and servers are increasingly employing the Gigabit Ethernet and 10 Gigabit Ethernet standard. We therefore expect to see a proliferation of higher performance switches in the LAN that will not only address higher bandwidth demands, but will also be capable of providing routing functionality handling different types of traffic.

Storage Market

The proliferation of the Internet and the resulting need to manage, move and store increasing amounts of mission-critical data has led to significant changes in the way that organizations are interconnecting storage systems. Previously, most storage devices were individually connected to servers in a topology termed Direct Attached Storage. However, as the volume of data that needs to be stored has increased, the server capacity and access speed limitations of Direct Attached Storage have become problematic. As a result, companies have moved toward the use of architectures such as Network Attached Storage (“NAS”) and Storage Area Networks (“SANs”). In a NAS system, individual storage devices can be connected to a network and thereby be made available to various servers on the network. In a SAN, multiple servers on a network are connected to a centralized pool of disk storage. This shift in topology has spawned the need to connect high-performance computers, peripheral equipment, storage devices and networks at very high speeds. While earlier storage networks used a standard interface protocol known as small computer systems interface, or SCSI, newer SANs, which require networking at high speeds over long distances, have increasingly used Fibre Channel, a practical, inexpensive, yet expandable standard that enables high-speed data transfer among workstations, mainframes, data storage devices and other peripherals. We have been a leading provider of Fibre Channel-based ICs since the inception of this standard over ten years ago.

Another protocol emerging in the storage market is Serial ATA, or SATA. SATA is the evolution of the ATA interface that is used in most computers and disk drives today from a parallel bus to a serial bus architecture. SATA is expected to enable the market for lower-cost storage networks that do not require the performance or robustness that a Fibre Channel network offers. We believe that this will result in an overall increase in the market for SANs as these systems become more affordable. Through our acquisition of APT Technologies, Inc. (“APT”) in January 2003, we have enhanced our efforts in developing products that address the SATA protocol.

Strategy

Our objective is to be the leading supplier of high-performance ICs for the global communications and storage markets. In order to attain this goal, our corporate strategy encompasses the following elements:

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

Leverage Technology into New Applications

We have had many years of experience designing and developing products for the high-performance communications market. Over this time frame we have acquired considerable analog, digital and mixed-signal design experience and have also developed significant amounts of core circuitry. Our strategy is to take these core skills and standard building blocks and leverage them into products that address new applications in new markets.

Provide Complete Solutions

To be a leader in our market segment, we must not only address the current needs of our customers, but also be aware of how these requirements are evolving. Over the past few years we recognized a trend among our customers to rely on standard products that they could purchase from component suppliers to meet a majority of their semiconductor needs. Accordingly, our objective is to evolve from being the supplier of solely the highest-speed physical layer ICs to being the supplier of all of the critical high-performance components in our customers’ systems. These components range from the analog electronics used in the conversion between optical and electrical signals to our legacy physical layer products to framers, processors and switches. We believe that this complete solution strategy results in better interoperability and provides our customers with cost-effective and faster time-to-market solutions. It also enables us to build defensible barriers against competitors who offer only a partial or single circuit solution. Additionally, we continually strive to integrate multiple functions on a single chip, thereby reducing device cost and improving performance.

Establish Close Relationships with Customers’ Engineering Management

One of the key elements of our strategy is to work closely with our customers’ systems design teams. We believe that these relationships enable us to better understand the customers’ needs and win designs for existing and new systems.

Products

We have a wide variety of products that are primarily sold into four areas of the communications infrastructure: storage, enterprise, metro and long-haul. While many of our products are targeted at specific markets, some of them find applications in multiple types of communications equipment across all of our focus markets. Our products fall into the following broad categories:

Physical Media Devices

The physical media device (“PMD”) serves as the actual physical connection to the fiber optic cable and is responsible for converting the incoming optical signal into an electric signal. Similarly, for data flowing in the opposite direction, the PMD converts electric signals into optical signals. Some of the PMDs that we offer are laser drivers, transimpedance amplifiers and post amplifiers operating at speeds ranging from 1.25 Gb/s to 40 Gb/s.

Physical Layer Devices

The physical layer (“PHY”) devices perform various functions, such as converting high-speed analog signals from the PMD to digital signals, clock and data regeneration (“CDR”) and multiplexing/demultiplexing (“MUX/DMUX”). The CDR cleans and re-times the signal to synchronize it with the overall system clock, while the MUX/DMUX converts low-speed parallel data into higher speed serial data and vice versa. We offer a broad line of PHY products for the SONET, ATM, IP, Fibre Channel and Gigabit Ethernet markets at the 622 Mb/s, 1.0 Gb/s, 1.25 Gb/s, 2.5 Gb/s and 10 Gb/s data rates.

Framing, Mapping and Other Overhead Processing Functions

Framers are devices that take incoming data traffic from the PHY and process the framing information used for transporting data. Mappers convert data from one protocol to another. Some of the other critical functions in a communications system include forward error correction, performance monitoring and pointer processing. We offer a complete line of these products that operate at speeds up to 10 Gb/s, principally for next-generation SONET systems targeted at the metro market. One such product is the VSC9118, a 10 Gb/s multi-service mapper with a feature called virtual concatenation, which enables a system to more effectively and efficiently transmit LAN-based protocols such as Ethernet, Fibre Channel, Enterprise System Connection (“ESCON”) and digital video over the existing, well-established public network infrastructure.

Network Processors and Traffic Managers

A network processor is a software-programmable microprocessor that is optimized for networking and communications functions such as classification, filtering, policing, grooming, forwarding and routing. Traffic management ICs reside on a line card between the network processor and the switch fabric and perform the policing, queuing and buffering functions. We offer a family of network processors that is designed to deliver programmable high-performance deep-packet processing solutions at speeds up to 2.5 Gb/s. We also offer a traffic manager targeted at packet processing solutions within multi-service and ATM core switches, digital cross connects and high-speed routers.

Switches

The switch fabric is responsible for receiving data from a line card and routing it to its proper destination. As in the case of the network processor, this is a function that is primarily served by internally developed and manufactured application-specific IC solutions today. However, OEMs have increasingly begun to outsource the switch fabric to semiconductor suppliers such as ourselves. One of our current switch fabric solutions is GigaStream, which integrates advanced queuing and scheduling, a serial crossbar and multiple channels of high-speed serial link technology in a two-component fabric chip set. GigaStream’s flexible architecture allows systems designers to scale system bandwidth up to 80 Gb/s. This chip set is ideally suited for access, edge and metro area routers and multiservice switches at data rates up to 2.5 Gb/s. We are also sampling the TeraStream switch fabric, a two-component chipset that supports 2.5 Gb/s and 10 Gb/s port speeds with a maximum aggregate user bandwidth of 160 Gb/s.

We also supply a family of time slot interchange (“TSI”) and crosspoint switches for use in SONET and WDM equipment in the MAN. With the recent introduction by OEMs of next-generation SONET equipment, the demand for TSI switches has increased considerably. We have various TSI switches in our product portfolio that provide aggregate bandwidth up to 340 Gb/s. The crosspoint switches are available in a broad range of sizes from 2x2 to 144x144 matrices, with serial interface rates of up to 6.5 Gb/s.

Enterprise LAN products

Through our acquisition of Exbit Technology (“Exbit”) in fiscal 2001, we have expanded our product line to include switches and Media Access Controllers (“MACs”) that address Gigabit Ethernet applications in the LAN. We currently offer a family of triple speed (10/100/1000 Mb/s) Layer 2 and Layer 3 switches available in port counts ranging from 8 to 24. These switches are targeted at desktop, workgroup and LAN infrastructure boxes and enable these systems to migrate to Gigabit Ethernet speeds in a cost-effective manner.

Our MAC products are designed for use in modular Ethernet switch platforms in the LAN as well as in emerging Ethernet-over-SONET systems in the metro/access market when used in conjunction with our SONET mappers.

Storage and Serial Backplane Products

We supply a number of different products for the enterprise storage and serial backplane markets. Our products target various systems such as host bus adaptors, switches, servers, hubs, disk arrays and RAID (Redundant Array of Inexpensive Disks) subsystems using Fibre Channel, SCSI and Serial ATA interfaces. Our offerings consist of physical layer devices such as serialisers and deserialisers (“SerDes”), transceivers and port bypass circuits, as well as more integrated products such as switches and enclosure management controllers.

Our family of SerDes and transceiver products offers a wide range of performance and cost-effective solutions that are ideal for high-bandwidth interconnections between buses, backplanes, or other subsystems using standards such as Fibre Channel, Gigabit Ethernet and InfiniBand, a new high-performance data transfer specification. These products are available in single and quad channel configurations and provide data transfer rates from 1 Gb/s to 20 Gb/s.

Our port bypass circuit products are typically used in disk arrays and hubs, where high-speed serial signals need to be routinely steered around drives on a Fibre Channel loop in order to provide redundancy. Our products enable designers of disk arrays and RAID systems to integrate more ports and disk drives while maintaining consistently high signal quality using fewer components.

Enclosure management controllers are designed to monitor various physical characteristics of a storage system such as fan speed and temperature, and to dynamically perform diagnostics, disconnect disk drives or report status to the host without interrupting data flow to other resources within the enclosure. We offer a complete family of these products that support Fibre Channel and SCSI protocols and that interface seamlessly with our other storage products.

We also offer a variety of Fibre Channel, crosspoint and fabric switches that can be used in embedded applications such as disk arrays and RAID subsystems, as well as in standalone fabric and director class switches.

Additionally, we have products, both in production and in development, that address the emerging SATA market targeted at storage systems as well as servers.

Manufacturing

Wafer Fabrication

The majority of our products make use of the state of the art CMOS technology with feature sizes down to 0.13 microns. Through fiscal 2003, we manufactured a portion of our IC products, including Gallium Arsenide (“GaAs”) and Indium Phosphide (“InP”) products, at our two fabs in Camarillo, California, and Colorado Springs, Colorado. In the third quarter of fiscal 2003, we decided to close our Colorado Springs fab and cease all future manufacturing of GaAs products. We expect this fab to be completely shut down in fiscal 2004. The Camarillo fab is expected to continue in a very limited capacity through at least fiscal 2004 but is not expected to generate any meaningful revenue or incur any material cost during this period.

Wafer fabrication for the great majority of our products is outsourced to third-party silicon foundries such as IBM, LSI Logic, Taiwan Semiconductor Manufacturing Corporation and United Microelectronics Corporation. Outsourcing our wafer manufacturing requirements enables us to eliminate the high costs of owning, operating and upgrading fabs and to focus our resources on design and test applications where we believe we have greater competitive advantages. The typical time required for our third-party foundries to produce wafers from a finished product specification is about 8-16 weeks. After fabrication, the wafers must be probed to separate usable and unusable die. We perform all of our wafer probing internally using advanced probers and testers.

Because wafer fabrication for a great majority of our products is outsourced, we depend on third-party foundries to allocate a portion of their manufacturing capacity sufficient to meet our needs and to produce products of acceptable quality in a timely manner. There are significant risks associated with our reliance on third-party foundries, including:

•	The lack of assured wafer supply, the potential for wafer shortages and possible increases in wafer prices;

•	Limited control over delivery schedules, manufacturing yields, production costs and product quality; and

•	The unavailability of, or delays in obtaining, access to key process technologies.

These and other risks associated with our reliance on third-party foundries could materially and adversely affect our business, financial condition and results of operations. For example, the third-party foundries that manufacture our wafers have from time to time experienced manufacturing defects and reductions in manufacturing yields. In addition, disruptions and shortages in foundry capacity may impair our ability to meet our customers’ needs and negatively impact our operating results. Our third-party foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. Historically, there have been periods in which there has been a worldwide shortage of foundry capacity for the production of high-performance ICs such as ours. We do not have long-term agreements with any of our third-party foundries, but instead subcontract our manufacturing requirements on a purchase order basis. As a result, although we believe that we currently have access to adequate foundry capacity to support our sales levels, it is possible that the capacity we will need in the future may not be available to us on acceptable terms, if at all.

IC Assembly and Test

We outsource our IC packaging to multiple assembly subcontractors in the United States and Asia. Following assembly, the packaged parts are returned to us for final testing prior to shipment to customers. For final test we utilize advanced automated testers as well as high-performance bench test equipment.

Engineering, Research and Development

The market for our products is characterized by continually evolving industry standards, rapid changes in process technologies and increasing levels of functional integration. We believe that our future success will depend largely on our ability to continue to improve our products and our process technologies, to develop new technologies and to adopt emerging industry standards. Our product development efforts are focused on designing new products for the high-performance communications and storage markets based on understanding the evolving needs of our customers. We are expending considerable design efforts to increase the speed and complexity and to reduce the power dissipation of our products and to create new, value-added functionality. We have, and will continue to develop, cores and standard blocks that can be reused in multiple products, thereby reducing design cycle time and increasing first-time design correctness.

Our engineering, research and development expenses in fiscal 2003, 2002 and 2001, excluding the amortization of deferred stock-based compensation and purchased in-process research and development (“IPR&D”), were $84.3 million, $119.4 million and $133.0 million, respectively.

Competition

The markets for our products are intensely competitive and subject to rapid technological advancement in design technology, wafer manufacturing techniques and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next-generation equipment with those of current or future competitors. In the storage and enterprise markets, we principally compete against Agilent, Broadcom, Emulex, Marvell, PMC Sierra and Qlogic, while in the long-haul and metro markets, our competitors include Agere Systems, Applied Micro Circuits Corporation, Mindspeed and PMC Sierra. We also compete with the internal IC design units of systems companies such as Cisco. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of smaller privately-held companies that focus on specific portions of our range of products. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

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

Sales and Customer Support

We sell our products principally through direct sales force to systems manufacturers. Because of the significant engineering support required in connection with the sale of high-performance ICs, we provide our customers with field engineering support as well as engineering support from our headquarters. Our sales cycle is typically lengthy and requires the continued participation of salespersons, field engineers, engineers based at our headquarters and senior management.

We augment this direct sales approach with domestic and foreign distributors that work under the direction of our sales force and service smaller accounts purchasing application specific standard products.

Our sales headquarters is located in Camarillo, California. We have six additional sales and field application support offices in the United States, one in Canada, two in China, five in Europe and one in Japan.

We generally warrant our products against defects in materials and workmanship for a period of one year.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information. We have been awarded 47 U.S. patents and 3 European patents for various aspects of design and process innovations used in the design and manufacture of our products. We have 123 patent applications pending in the U.S. and 3 patent applications pending in Europe and are preparing to file several more patent applications. We believe that patents are of less significance in our industry than such factors as technical expertise, innovative skills and the abilities of our personnel.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. As is common in the industry, from time to time third parties have asserted patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded that we license their patents and technology. To date, none of these claims has resulted in the commencement of any litigation against us nor have we believed that it is necessary to license any of the rights referred to in such claims. We expect, however, that we will continue to receive such claims in the future, and any litigation to determine their validity, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in such disputes given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation were to result in an adverse ruling, we could be required to:

•	Pay substantial damages;

•	Discontinue the use of infringing technology, including ceasing the manufacture, use or sale of infringing products;

•	Expend significant resources to develop non-infringing technology; or

•	License technology from the party claiming infringement, which license may not be available on commercially reasonable terms.

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

Environmental Matters

We are subject to a variety of federal, state and local environmental regulations relating to the use, storage, discharge and disposal of toxic, volatile and other hazardous chemicals used in our design and manufacturing processes. In some circumstances, these regulations may require us to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including the potential liabilities associated with chemicals used in our design and manufacturing processes. If we fail to comply with these regulations, we could be subject to fines or be required to suspend or cease our operations. In addition, these regulations may restrict our ability to expand operations at our present locations or require us to incur significant compliance-related expenses.

Employees

As of September 30, 2003, we had 797 employees, including 486 in engineering, research and development, 118 in marketing and sales, 137 in operations and 56 in finance and administration. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe our employee relations are good.

Risk Factors

We Have Experienced Continuing Losses From Operations Since March 31, 2001, and We Expect That Our Operating Results Will Fluctuate in The Future

We have experienced continuing losses from operations since our quarterly revenues peaked in the quarter ended December 31, 2000. While our revenues have improved slightly since the fourth quarter of fiscal 2002, they are still not sufficient to cover our operating expenses, and we anticipate future losses from operations as a result. Moreover, in fiscal 2001, 2002 and 2003 our operating results were materially and adversely affected by inventory write-downs, restructuring charges and impairment charges. We may be required to take additional similar charges in the future, which could have a material and adverse effect on our operating results. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

•	The loss of major customers;

•	Variations, delays or cancellations of orders and shipments of our products;

•	Increased competition from current and future competitors;

•	Reduction in the selling prices of our products;

•	Significant changes in the type and mix of products being sold;

•	Delays in introducing new products;

•	Design changes made by our customers;

•	Failure by third-party foundries to manufacture and ship products on time;

•	Changes in third-party foundries’ manufacturing capacity, utilization of their capacity and manufacturing yields;

•	Variations in product development costs;

•	Changes in our or our customers’ inventory levels;

•	Expenses or operational disruptions resulting from acquisitions; and

•	Sale or closure of discontinued operations.

For example, high levels of inventory at our customers contributed to a significant decline in sales of our products in fiscal 2001 and 2002. In addition, we recently decided to discontinue our line of optical module products and sell certain assets of that business, as a result of which our fiscal 2003 statements of operations and cash flows reflect losses from discontinued operations associated with that business.

We implemented significant restructuring programs and cost reductions in fiscal 2001, 2002 and 2003, and we cannot assure that we will not undertake further such actions in the future. In addition, in the past we have recorded significant new product development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses may have a material and adverse effect on our results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

The Market Price for Our Common Stock Has Been Volatile and Future Volatility Could Cause the Value of Your Investment in Our Company to Fluctuate

Our stock price has recently experienced significant volatility. In particular, our stock price declined significantly following announcements made by us and other semiconductor suppliers in fiscal 2001 and 2002 of reduced revenue expectations and of a general slowdown in the technology sector, particularly the optical networking equipment sector. While our revenues have improved slightly since the fourth quarter of fiscal 2002, we expect that uncertainty regarding demand for our products will cause our stock price to continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

•	Additional changes in financial analysts’ estimates of our revenues and operating results;

•	Our failure to meet financial analysts’ performance expectations; and

•	Changes in market valuations of other companies in the semiconductor or networking industries.

In addition, many of the risks described elsewhere in this section could materially and adversely affect our stock price, as discussed in those risk factors. U.S. financial markets have recently experienced substantial price and volume volatility. Fluctuations such as these have affected and are likely to continue to affect the market price of our common stock.

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

•	Accurately predict market requirements and evolving industry standards;

•	Accurately define new products;

•	Timely complete and introduce new products;

•	Timely qualify and obtain industry interoperability certification of our products and our customers’ products into which our products will be incorporated;

•	Work with our foundry subcontractors to achieve high manufacturing yields; and

•	Gain market acceptance of our products and our customers’ products.

If we are not able to develop and introduce new products successfully, our business, financial condition and results of operations will be materially and adversely affected. Our success will also depend on the ability of our customers to successfully develop new products and enhance existing products for the communications and storage markets. The communications and storage markets may not develop in the manner or in the time periods that our customers anticipate. If they do not, or if our customers’ products do not gain widespread acceptance in these markets, our business, financial condition and results of operations will be materially and adversely affected.

We are Dependent on a Small Number of Customers in a Few Industries

We intend to continue focusing our sales efforts on a small number of customers in the communications and storage markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the year ended September 30, 2003, one customer, EMC Corporation, accounted for greater than 10% of total revenues. If any of our major customers were to delay orders of our products or stop buying our products, our business and financial condition would be severely affected.

We Depend on Third-party Foundries and Other Suppliers to Manufacture Substantially All of Our Current Products

Wafer fabrication for the great majority of our products is outsourced to third-party silicon foundries such as IBM, LSI Logic, Taiwan Semiconductor Manufacturing Corporation and United Microelectronics Corporation. As a result, we depend on third-party foundries to allocate a portion of their manufacturing capacity sufficient to meet our needs and to produce products of acceptable quality in a timely manner. There are significant risks associated with our reliance on third-party foundries, including:

•	The lack of assured wafer supply, the potential for wafer shortages and possible increases in wafer prices;

•	Limited control over delivery schedules, manufacturing yields, production costs and product quality; and

•	The unavailability of, or delays in obtaining, access to key process technologies.

These and other risks associated with our reliance on third-party foundries could materially and adversely affect our business, financial condition and results of operations. For example, the third-party foundries that manufacture our wafers have from time to time experienced manufacturing defects and reductions in manufacturing yields. In addition, disruptions and shortages in foundry capacity may impair our ability to meet our customers’ needs and negatively impact our operating results. Our third-party foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. Historically, there have been periods in which there has been a worldwide shortage of foundry capacity for the production of high-performance ICs such as ours. We do not have long-term agreements with any of our third-party foundries, but instead subcontract our manufacturing requirements on a purchase order basis. As a result, although we believe that we currently have access to adequate foundry capacity to support our sales levels, it is possible that the capacity we will need in the future may not be available to us on acceptable terms, if at all.

In addition to third-party foundries, we also depend on third-party subcontractors in the U.S. and Asia for the assembly and packaging of our products. As with our foundries, any difficulty in obtaining parts or services from these subcontractors could affect our ability to meet scheduled product deliveries to customers, which could in turn have a material adverse effect on our customer relationships, business and financial results.

If We Do Not Achieve Satisfactory Manufacturing Yields or Quality, Our Business will be Harmed

The fabrication of integrated circuits is a highly complex and technically demanding process. Defects in designs, problems associated with transitions to newer manufacturing processes and the inadvertent use of defective or contaminated materials can result in unacceptable manufacturing yields and performance. These problems are frequently difficult to detect in the early stages of the production process and can be time-consuming and expensive to correct once detected. Even though we procure substantially all of our wafers from third-party foundries, we are responsible for low yields when these wafers are probed.

In the past, we have experienced difficulties in achieving acceptable yields on some of our products, particularly with new products, which frequently involve newer manufacturing processes and smaller geometry features than previous generations. Maintaining high numbers of shippable die per wafer is critical to our operating results, as decreased yields can result in higher per-unit costs, shipment delays and increased expenses associated with resolving yield problems. Because we also use estimated yields to value work-in-process inventory, yields below our estimates can require us to lower the value of inventory that is already reflected on our financial statements. In addition, defects in our existing or new products may require us to incur significant warranty, support and repair costs, and could divert the attention of our engineering personnel away from the development of new products. As a result, poor manufacturing yields, defects or other performance problems with our products could adversely affect our business and operating results.

Acquisitions May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert the Attention of Our Management

Within the last several years we have made a series of acquisitions, including a number of significant acquisitions. Our management frequently evaluates available strategic opportunities, and as a result we may pursue additional acquisitions of complementary products, technologies or businesses in the future. If we fail to achieve the financial and strategic benefits of past and future acquisitions, however, including our recent acquisitions of Multilink Technology Corporation (“Multilink”) and APT, our business and operating results will be materially and adversely affected. In undertaking future acquisitions, we may:

•	Issue stock that would dilute the ownership of our then-existing stockholders;

•	Reduce the cash available to fund operations;

•	Incur debt; or

•	Assume other liabilities.

For example, in connection with our acquisition of Versatile Optical Networks, Inc. (“Versatile”) in July 2001, we issued approximately 8.8 million shares of our common stock. In August 2003 we subsequently sold certain assets of this business at a loss, requiring us to recognize losses from discontinued operations on our fiscal 2003 statements of operations and cash flows. Acquisitions also involve numerous other risks after they are completed, including:

•	Difficulties in integrating the acquired operations, technologies, products and personnel with ours;

•	Failure to achieve targeted synergies;

•	Amortization expenses relating to intangible assets;

•	Unanticipated costs and liabilities, including charges for the impairment of the value of acquired assets;

•	Diversion of management’s attention from the day-to-day operations of our core business;

•	Adverse effects on our existing business relationships with suppliers and customers or those of the acquired organization;

•	Difficulties in entering markets in which we have no or limited prior experience; and

•	Potential loss of key employees, particularly those of the acquired organizations.

For example, in fiscal 2002 we recorded impairment charges of $398.9 million associated with goodwill and other intangible assets related to past acquisitions. As of September 30, 2003, and after accounting for these impairment charges, we had an aggregate of $194.8 million of goodwill and other intangible assets on our balance sheet. These assets may have to be further written down to the extent they are deemed to be impaired in the future and any such write-downs would adversely affect our results.

Our Industry is Highly Competitive

The markets for our products are intensely competitive and subject to rapid technological advancement in design technologies, wafer-manufacturing techniques, process tools and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors. In the storage and enterprise markets, we principally compete against Agilent, Broadcom, Emulex, Marvell, PMC Sierra and QLogic while in the long haul and metro markets, our competitors include Agere Systems, Applied Micro Circuits Corporation, Mindspeed and PMC Sierra. We also compete with internal IC design units of systems companies such as Cisco. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our product line. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

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

Our International Sales and Operations Subject Us to Risks that Could Adversely Affect Our Revenue and Operating Results

Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 30%, 24% and 23% of our total revenue in fiscal 2003, 2002 and 2001, respectively. International sales involve a variety of risks and uncertainties, including risks related to:

•	Reliance on strategic alliance partners;

•	Compliance with changing foreign regulatory requirements and tax laws;

•	Difficulties in staffing and managing foreign operations;

•	Reduced protection for intellectual property rights in some countries;

•	Longer payment cycles to collect accounts receivable in some countries;

•	Political and economic instability;

•	Economic downturns in international markets.

•	Changing restrictions imposed by U.S. export laws; and

•	Competition from U.S. based companies that have firmly established significant international operations.

Failure to successfully address these risks and uncertainties could adversely affect our international sales, which could in turn have a material and adverse effect on our results of operations and financial condition.

We Must Keep Pace with Rapid Technological Change and Evolving Industry Standards

We sell products in markets that are characterized by rapid changes in both product and process technologies, including evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. We believe that our success to a large extent depends on our ability to adapt to these changes, to continue to improve our product technologies and to develop new products and technologies in order to maintain our competitive position. Our failure to accomplish any of the above could have a negative impact on our business and financial results. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards.

Our Business is Subject to Environmental Regulations

We are subject to a variety of federal, state and local environmental regulations relating to the use, storage, discharge and disposal of toxic, volatile and other hazardous chemicals used in our design and manufacturing processes. In some circumstances, these regulations may require us to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including the potential liabilities associated with chemicals used in our design and manufacturing processes. If we fail to comply with these regulations, we could be subject to fines or be required to suspend or cease our operations. In addition, these regulations may restrict our ability to expand operations at our present locations or require us to incur significant compliance-related expenses.

Our Failure to Manage Changes to Our Operations Infrastructure May Adversely Affect Us

Prior to fiscal 2001 we experienced a period of rapid growth and expanded our operations infrastructure accordingly. More recently, we implemented a series of restructuring plans in fiscal 2001, 2002 and 2003 that reduced this infrastructure. Throughout this period we have also made a number of acquisitions. These changes have placed, and continue to place, a significant strain on our personnel, systems and other resources. Unless we manage these changes effectively, we may encounter challenges in executing our business, which could have a material adverse effect on our business and financial results. Our recent restructuring efforts, in particular, may disrupt our operations and adversely affect our ability to respond rapidly to any renewed growth opportunities.

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

If We are Not Successful in Protecting Our Intellectual Property Rights, it May Harm Our Ability to Compete

We rely on a combination of patent, copyright, trademark and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information. We have been issued 47 U.S. patents and 3 European patents and have a number of pending patent applications. However, despite our efforts to protect our intellectual property, we cannot assure you that:

•	The steps we take to prevent misappropriation or infringement of our intellectual property will be successful;

•	Any existing or future patents will not be challenged, invalidated or circumvented;

•	Any pending patent applications or future applications will be approved;

•	Others will not independently develop similar products or processes to ours or design around our patents; or

•	Any of the measures described above would provide meaningful protection.

A failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition, operating results and ability to compete. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain countries.

We May Be Subject to Claims of Infringement of Third-party Intellectual Property Rights or Demands that We License Third-party Technology, Which Could Result in Significant Expense and Loss of Our Proprietary Rights

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. As is common in the industry, from time to time third parties have asserted patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded that we license their patents and technology. To date, none of these claims has resulted in the commencement of any litigation against us nor have we believed that it is necessary to license any of the rights referred to in such claims. We expect, however, that we will continue to receive such claims in the future, and any litigation to determine their validity, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in such disputes given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation were to result in an adverse ruling we could be required to:

•	Pay substantial damages;

•	Discontinue the use of infringing technology, including ceasing the manufacture, use or sale of infringing products;

•	Expend significant resources to develop non-infringing technology; or

•	License technology from the party claiming infringement, which license may not be available on commercially reasonable terms.

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

Our ability to repurchase the debentures in such event may be limited by law, by the indenture associated with the debentures, by the terms of other agreements relating to our senior debt and by such indebtedness and agreements as may be entered into, replaced, supplemented or amended from time to time. We may be required to refinance our debt in order to make such payments. We may not have the financial ability to repurchase the debentures if payment of our debt is accelerated.

Item 2.    Properties

Our executive offices and principal research and development and fabrication facility is located in Camarillo, California, and is being leased under a noncancellable operating lease that expires in 2009. The total space occupied in this building is approximately 111,000 square feet. Upon expiration of the lease in November 2002, we purchased our second wafer fabrication facility in Colorado Springs, Colorado. This facility includes a 10,000 square foot clean room for wafer fabrication and a product development center. We lease an additional 43,000 square feet in Camarillo for product development. In March 2001, we purchased an additional facility, located in Camarillo, for product development. This building is approximately 52,000 square feet. We also lease space for 13 other product development centers in California, Colorado, Denmark, Germany, Massachusetts, Minnesota, New Jersey, Oregon, and Texas and 15 sales and field application support offices (6 in the United States, 1 in Canada, 5 in Europe, 2 in China and 1 in Japan). As of September 30, 2003, we own space of approximately 156,000 square feet and lease space of approximately 440,000 square feet.

Item 3.    Legal Proceedings

We are currently involved in several legal proceedings; however, we believe that resolution of these matters, if resolved against us, would not have a material and adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position
Louis Tomasetta	55	President and Chief Executive Officer, Director
Ira Deyhimy	63	Vice President, Strategy Development
Christopher Gardner	43	Vice President, General Manager of Transport Division
Eugene Hovanec	51	Vice President, Finance & Chief Financial Officer
Yatin Mody	40	Vice President, Finance
Richard Riker	48	Vice President, Sales and Marketing

Louis Tomasetta, a co-founder of the Company, has been President, Chief Executive Officer and a Director since the Company’s inception in February 1987. From 1984 to 1987, he served as President of the integrated circuits division of Vitesse Electronics Corporation. Prior to that he was the director of the Advanced Technology Implementation department at Rockwell International Corporation. Dr. Tomasetta has over 30 years’ experience in the management and development of semiconductor-based businesses, products, and technology. Dr Tomasetta received his B.S., M.S., and Ph.D. degrees in electrical engineering from the Massachusetts Institute of Technology.

Ira Deyhimy, a co-founder of the Company, was Vice President of Product Development since the Company’s inception in February 1987 and became Vice President, Strategy Development in fiscal 2001. From 1984 to 1987, he was Vice President, Engineering at Vitesse Electronics Corporation. Prior to that, Mr. Deyhimy was manager of Integrated Circuit Engineering at Rockwell International Corporation. Mr. Deyhimy has over 30 years’ experience in semiconductor-based technology. Mr. Deyhimy holds a B.S. degree in physics from the University of California at Los Angeles and a M.S. degree in physics from the California State University at Northridge.

Christopher Gardner joined Vitesse in 1986, became Director of ASIC Products in 1992, Vice President and General Manager of ATE Products in 1996, and was appointed Vice President and General Manager of the Telecom Division in 1999. Mr. Gardner served as Vice President and Chief Operating Officer from November 2000 to June 2002. In June 2002, Mr. Gardner became Vice President and General Manager of the Transport Division. Prior to joining Vitesse, he was a member of the technical staff at AT&T Bell Laboratories, which later became part of Lucent Technologies. Mr. Gardner received his B.S.E.E. from Cornell University and his M.S.E.E. from the University of California at Berkeley.

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

Richard Riker joined Vitesse in June 2001 as Vice President, Sales and Marketing. He has over 21 years of experience in the semiconductor industry and related fields. From 2000 to 2001, Mr. Riker was Vice President, Sales and Business Development at Stargen. From 1994 to 2000, Mr. Riker was Director of Sales at Intel and Vice President Worldwide Sales, Digital Semiconductors, a business unit of Digital Equipment Corporation. Mr. Riker holds a B.S.E.E. from California State University at Long Beach and an M.B.A. from Pepperdine University.

PART II

Item 5.    Market for Company’s Common Stock and Related Stockholder Matters

Our common stock is traded in the Nasdaq National Market System under the symbol VTSS. Our common stock has been trading on the Nasdaq National Market since December 11, 1991. The table below presents the quarterly high and low closing prices on the Nasdaq National Market during the past two fiscal years.

Fiscal Year Ended September 30, 2002	High	Low
First Quarter	$14.84	$7.27
Second Quarter	14.16	7.02
Third Quarter	10.23	2.59
Fourth Quarter	3.41	0.68

Fiscal Year Ended September 30, 2003
First Quarter	$3.32	$.64
Second Quarter	2.81	1.95
Third Quarter	5.62	2.18
Fourth Quarter	7.38	4.83

As of September 30, 2003, there were 2,169 shareholders of record. We have never paid cash dividends and presently intend to retain any future earnings for business development. Further, our bank line of credit agreement and certain of our lease agreements prohibit the payment of dividends without the consent of the bank and the lessors, respectively.

Information regarding our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 6.    Selected Financial Data

The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with the audited consolidated financial statements, the notes thereto and the other financial data included therein.

	As of and for the years ended September 30,
	2003	2002	2001	2000	1999
	(in thousands except per share amounts)
Statement of operations data:
Revenues	$156,371	$151,738	$383,905	$441,694	$281,669
Income (loss) from operations	(143,038)	(787,907)	(167,894)	60,802	79,454
Income (loss) from continuing operations	(131,179)	(849,711)	(108,033)	27,889	61,151
Net income (loss)	(167,189)	(883,526)	(111,875)	27,889	61,151
Income (loss) from continuing operations per share—basic	(0.64)	(4.28)	(0.58)	0.16	0.37
Income (loss) from continuing operations per share—diluted(1)	(0.64)	(4.28)	(0.58)	0.15	0.34
Net income (loss) per share—basic	(0.82)	(4.45)	(0.60)	0.16	0.37
Net income (loss) per share—diluted(1)	(0.82)	(4.45)	(0.60)	0.15	0.34
Shares used in per-share calculation—basic	203,801	198,608	185,853	176,147	164,602
Shares used in per-share calculation—diluted(1)	203,801	198,608	185,853	189,828	178,312

Balance sheet data:
Cash and short-term investments	$234,574	$310,240	$219,108	$699,556	$200,186
Working capital, net	238,664	292,206	252,392	806,571	295,463
Total assets	665,744	827,259	1,932,782	1,901,066	543,069
Long-term debt, less current portion	196,992	195,145	467,228	723,587	1,636
Total shareholder’s equity	385,508	482,705	1,329,005	1,105,402	502,381

With the adoption of SFAS No. 142, effective October 1, 2001, the Company ceased amortizing goodwill.

Note 1: Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares, as their effect is antidilutive. The dilutive potential common shares that were antidilutive for fiscal 2003 totaled approximately 49.7 million shares.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Vitesse should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

We are a leading supplier of high-performance integrated circuits, principally targeted at systems manufacturers in the communications and storage industries. Our customers include leading communications and storage OEMs such as Alcatel, Cisco, EMC, Fujitsu, Hewlett Packard, Huawei, IBM, LSI Logic, Lucent, McData, Nortel, Siemens, Sun Microsystems, and Tellabs. Over the past few years, the proliferation of the Internet and the rapid growth in volume of data being sent over local and wide area networks has placed a tremendous strain on the communications infrastructure. The resulting demand for increased bandwidth created a need for both faster as well as more expansive networks. There has also been a growing trend by systems companies towards the outsourcing of IC design and manufacture to suppliers such as Vitesse. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has been growing significantly.

In the late 1990s and 2000, perceptions of exponential projected growth in network traffic accelerated the build-out of the communications infrastructure, leading to a significant increase in capital spending on communications and networking equipment. During this period, our customers began increasing orders for our products in anticipation of continued growth in demand for their products. At the end of fiscal 2000, however, business conditions changed suddenly. As credit tightened and the economy slipped into a recession, many carriers and service providers, faced with financial hardship, either scaled back their expenditures or in some cases, ceased operations. Additionally, as it became evident that the infrastructure had been built out in excess of true end-user demand, capital spending on networking equipment across the industry dropped sharply, and our customers began consuming a portion of the excess inventories of our components that they had accumulated in previous years rather than placing new orders with us. As part of this widespread market downturn, we experienced a significant decline in sales. In response to these arduous conditions, we implemented various restructuring plans during fiscal 2001, 2002 and 2003 as detailed below.

In spite of the difficult environment confronting the communications industry today, we believe that the long-term prospects for the global communications and storage markets in which we participate remain strong.

Significant Events During Our Last Three Fiscal Years

Since the end of 2000, our industry has experienced a widespread and severe downturn. As a result of this downturn, we experienced a significant decline in sales of our products, which was further exacerbated by the high inventory levels at our customers. In response to the decreased demand for our products and the continuing disruption in our industry, we implemented a series of restructuring programs and other significant changes to our business during fiscal 2001, 2002 and 2003. These changes included the closure of our Colorado Springs fab and other facilities, the termination of employees, the cancellation of certain development projects and the write-down of certain assets, and have significantly lowered our operating costs going forward. In addition to our restructuring programs, within the last the fiscal years we have made a number of acquisitions and have sold our optical module business.

Restructuring Programs and Charges

Due to the prolonged downturn in our industry, we announced a number of restructuring programs in fiscal 2003, 2002 and 2001. A summary of each program is as follows:

•	The June 2003 restructuring program focused on the planned closure of our Colorado Springs, Colorado wafer fabrication facility. This restructuring plan included the termination of the manufacturing workforce associated with that facility, the write-down of certain manufacturing assets that were deemed to be impaired and the write-off of related prepaid maintenance for non-transferable maintenance contracts totaling $27.4 million, as well as the write-down of the Colorado Springs facility itself in the amount of $23.8 million. Payments related to the workforce reduction are estimated to be approximately $1.4 million and are expected to be completed by March 2004. As a result of implementing this restructuring plan, we recorded total charges of $52.6 million during fiscal 2003.

•	The June 2002 restructuring program consisted of a workforce reduction of 183 people, consolidation of excess facilities of $4.6 million, an asset impairment charge of $107.2 million and contract settlement costs of $34.2 million. Payments for workforce reduction were approximately $3.4 million and were completed during the quarter ended June 30, 2003. Payments related to the consolidation of excess facilities are expected to be completed by March 2004. The accrual for contract settlement costs is expected to be fully utilized by March 2005. The program resulted in total charges of $148.3 million during fiscal 2002 and $1.1 million in fiscal 2003.

•	The November 2001 restructuring program consisted of a workforce reduction of 130 people, consolidation of excess facilities of $0.4 million and an asset impairment charge of $63.2 million. Payments for workforce reduction were approximately $0.7 million and were completed during the quarter ended March 31, 2002. Payments related to consolidation of excess facilities were completed during the quarter ended June 30, 2003. The program resulted in total charges of $64.3 million during fiscal 2002.

•	The June 2001 restructuring program consisted of a 12% workforce reduction and consolidation of excess facilities of $1.7 million. Charges for workforce reduction were approximately $2.0 million and payments will be completed in March 2005. Payments related to the consolidation of facilities were completed in the quarter ended September 30, 2003. The program resulted in total charges of $3.7 million during fiscal 2001 and $0.3 million during fiscal 2003.

A combined summary of these restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Impairment of Assets	Building impairment	Total
Initial charge relating to June 2001 restructuring	$2,007	$1,734	$—	$—	$—	$3,741
Cash payments	(778)	(28)	—	—	—	(806)

Balance at September 30, 2001	1,229	1,706	—	—	—	2,935

Charged to expense	4,058	3,855	34,221	170,363	—	212,497
Non cash amounts	—	(172)	—	(170,363)	—	(170,535)
Cash payments	(3,709)	(1,985)	(2,714)	—	—	(8,408)

Balance at September 30, 2002	1,578	3,404	31,507	—	—	36,489

Charged to expense	1,419	1,390	—	27,447	23,774	54,030
Non cash amounts	—	—	—	(27,447)	(23,774)	(51,221)
Cash payments	(1,646)	(2,081)	(10,867)	—	—	(14,594)
Add Multilink accrued restructuring		3,219				3,219

Balance at September 30, 2003	$1,351	$5,932	$20,640	$—	$—	$27,923

In connection with the acquisition of Multilink, we assumed accrued restructuring costs of $3.2 million related to excess facilities charges.

Workforce reduction includes the cost of severance and related benefits of employees affected by the restructuring plans. The excess facilities charges include lease termination payments, non-cancelable lease costs and write off of leasehold improvements and office equipment related to these leases. Contract settlements costs represent future purchase commitments related to unused licenses of non-cancelable software contracts, and the residual value guaranteed under certain equipment operating leases. The impairment of assets charge includes the write-down of the Colorado Springs facility manufacturing equipment and prepaid maintenance contracts associated with that equipment. The charge was determined based on the held and used classification under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). Under this classification, when a decision has been made to abandon an asset group, all of the long-lived assets and certain identifiable intangibles in that asset group to be disposed of are tested for impairment. The charges for the Colorado Springs facility also includes impairment of the owned land and building based on the held and used classification under SFAS 144. The Colorado Springs manufacturing facility will cease production during fiscal 2004. Following the cessation of production, however, certain portions of the building could be used as office space. As such, we obtained fair value information for comparable commercial property in the Colorado Springs area. Based on an estimated fair value, we recorded an impairment charge to write down the land and building accordingly. The adjusted value of the long-lived assets will then be depreciated over the remaining estimated useful life.

Other Write-Offs and Special Charges

During the quarter ended June 30, 2003, we wrote off $6.8 million of GaAs inventory. As a result of our planned closure of the GaAs fabrication facility in Colorado Springs and the decision to exit the GaAs manufacturing process, we notified customers and requested final forecasts and purchase orders from these customers. Based on the customers’ responses, and required commitments to purchase the inventory in the near future, we determined that we had excess GaAs inventory on hand. As a result, we recorded a charge of $6.8 million, which is included in cost of revenues in fiscal 2003. During fiscal 2003 we also recorded a charge of $5.2 million to write down various equity investments held by the two Vitesse Venture Funds to the estimated fair market value, which is included in “Other Expenses” in the statement of operations for fiscal 2003.

In fiscal 2002, we also wrote off $30.5 million of excess and obsolete inventories. The continued industry downturn resulted in a decreased demand for our products and a significant reduction in sales forecasts established at the end of fiscal 2001 and the beginning of 2002. As a result, we recorded a charge of $30.5 million in accordance with our inventory reserve methodology, which was included in cost of revenues in fiscal 2002. Also, during the fourth quarter of fiscal 2002, we recorded a charge of $5.0 million to write down various equity investments held by the two Vitesse Venture Funds to the estimated fair market value, which is included in “Other Expenses” in the statement of operations for fiscal 2002.

Acquisitions and Discontinuations of Operations

We acquired Multilink in August 2003 in exchange for approximately 4.4 million shares of common stock valued at $23.3 million, the assumption of stock options and warrants to purchase approximately 2.0 million shares of common stock valued at $8.4 million, and acquisition-related expenditures of $0.5 million. In connection with the acquisition, we recorded an IPR&D charge of $2.0 million, goodwill of $13.0 million and other intangible assets of $7.0 million that will be amortized over 4 years. Through this transaction, we acquired an experienced team of system, mixed signal and digital design engineers that has successfully developed products for OC-192 transport, Forward Error Correction, 10 Gigabit Ethernet and high speed backplanes, as well as a family of products that is already in production.

In the third quarter of fiscal 2003, we also decided to discontinue our line of optical module products due to continued depressed levels of demand for these products. In August 2003, we entered into an agreement to sell certain assets of our optical module business to Avanex Corporation (“Avanex”) for shares of Avanex common stock valued at approximately $6.6 million. In accordance with generally accepted accounting principles (“GAAP”), our September 30, 2003 balance sheet reflects assets and liabilities held for sale and our fiscal 2003 statements of operations and cash flows reflect the results of the optical module business as discontinued operations for all periods presented.

In addition to the Multilink transaction we completed in August 2003, we have also made several other significant acquisitions since the beginning of fiscal 2001, including our acquisition of Versatile in July 2001 for approximately 8.8 million shares of our common stock and our acquisition of Exbit in June 2001 for approximately 2.7 million shares of our common stock and certain additional contingent consideration relating to the achievement of performance and retention goals. We also made a number of smaller acquisitions during this period, including our acquisition of APT in January 2003 for approximately $10.0 to $14.4 million, depending on the performance of the acquired business. While we frequently evaluate potential acquisition of business, products or technologies that we believe will contribute to our strategy, we do not currently have any binding commitments with respect to any additional material acquisitions.

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of total revenues for the fiscal years indicated:

	Year ended September 30,
	2003	2002	2001
Revenues	100%	100%	100%

Costs and expenses:
Cost of revenues	46.8	72.6	52.5
Engineering, research and development	70.4	97.1	39.3
Selling, general, and administrative	34.5	44.9	22.5
Restructuring costs	34.6	138.4	0.9
Purchased in-process research and development	2.0	—	—
Goodwill and intangible assets impairment charge	—	262.9	6.0
Amortization of goodwill and intangibles	3.2	3.4	22.5

Total costs and expenses	191.5	619.3	143.7

Loss from operations	(91.5)	(519.3)	(43.7)
Other income, net	7.6	42.4	12.0

Loss from continuing operations before income taxes	(83.9)	(476.9)	(31.7)
Income tax expense (benefit)	0.0	83.1	(3.6)

Loss from continuing operations	(83.9)	(560.0)	(28.1)
Loss from discontinued operations, net of tax benefit for fiscal 2001	(23.0)	(22.3)	(1.0)

Net loss	(106.9)%	(582.3)%	(29.1)%

Year Ended September 30, 2003, as Compared to Year Ended September 30, 2002

Revenues

Revenues in fiscal 2003 were $156.4 million, an increase of 3.1% from the $151.7 million recorded in fiscal 2002. The relatively small increase in revenues was the result of market conditions and customer demand continuing to remain flat in the first half of fiscal 2003 compared to fiscal 2002, followed by modest growth in the second half of fiscal 2003.

Revenues from storage and enterprise products were $82.9 million and $35.8 million in fiscal 2003, respectively, compared with $58.1 million and $30.0 million, respectively, in fiscal 2002. The increase in revenues in fiscal 2003 from these products is due to our continuing emphasis on these markets through the introduction of new products and enhanced marketing efforts.

Revenues from products targeting the metro market were $19.4 million in fiscal 2003 compared to $21.3 million in fiscal 2002. The relatively small decline in metro revenues was the result of a sequential quarterly decline in orders for older products targeting this market during fiscal 2002, offset by sequential quarterly growth in demand for new products during fiscal 2003.

Revenues from our legacy products, which include long-haul telecommunications products and ASICs for the Automatic Test Equipment (ATE) and military markets were $18.3 million in fiscal 2003 and $42.3 million fiscal 2002. The decrease in revenues generated from these products was primarily due to a significant reduction in orders from telecommunications customers as a result of the overbuilding of the long haul communications infrastructure which began in fiscal 2001 and has continued through fiscal 2003 as well as our reduced emphasis on markets outside communications and storage.

It is customary for product prices in the semiconductor industry to decline over time. Most of these price decreases are negotiated in advance and are usually based on increased volumes or the passage of time. In fiscal 2003 and 2002, we did not experience abnormal price decreases for the majority of our products.

Since fiscal 2001, many of our customers have restructured operations, cut product development efforts, reduced excess component inventories and divested parts of their operations as a result of their clients’ fluctuating capital expenditure levels. We believe that even though the business environment of the markets in which we participate has shown modest signs of improvement, the pattern of revenues for fiscal 2004 may be volatile as a result of fluctuating customer demand forecasts and inventory levels.

Cost of Revenues

Our cost of revenues was $73.2 million in fiscal 2003 compared to $110.2 million in fiscal 2002. As a percentage of total revenues, cost of revenues was 46.8% in fiscal 2003 and 72.6% in fiscal 2002. The decrease in cost of revenues as a percentage of total revenues in fiscal 2003 compared to fiscal 2002 was a result of inventory write-offs, increased revenues and our continued efforts to decrease fixed costs and improve manufacturing yields for mature semiconductor products. During the quarter ended June 30, 2003 we implemented a restructuring plan that included the closure of our 6-inch GaAs wafer fabrication facility in Colorado Springs and the exit of the GaAs manufacturing process in fiscal 2004. As a result we notified customers and requested final forecasts and purchase orders from these customers. Based on the customers’ responses and commitments to purchase the inventory in the near future, we determined that we had excess GaAs inventory on hand and recorded a charge of $6.8 million that is included in cost of revenues in fiscal 2003. In the year ended September 30, 2002, we wrote off $30.5 million of excess and obsolete inventories as a result of an industry-wide reduction in capital spending and the resulting decrease in demand for our products. Excluding the inventory write-offs, cost of revenues in fiscal 2003 and 2002 would have been $66.4 million, or 42.4% of revenues, and $79.6 million, or 52.5% of revenues, respectively. We anticipate that cost of revenues as a percentage of revenues will decline in the first quarter of fiscal 2004 as the complete impact of our cost reduction measures takes effect. Thereafter, cost of revenues as a percentage of revenues may fluctuate based primarily on the demand for our products and the relative mix of the products that we sell.

Engineering, Research and Development

Engineering, research and development expenses were $110.1 million in fiscal 2003 compared to $147.3 million in fiscal 2002. As a percentage of total revenues, engineering, research and development expenses were 70.4% in fiscal 2003 and 97.1% fiscal 2002. The decrease in both absolute dollars and as a percentage of revenues from fiscal 2002 was principally due to the inclusion of restructuring charges in the first and third quarters of fiscal 2002 and the resulting cost reductions from such restructurings plans in fiscal 2003. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) were $54.0 million in fiscal 2003, compared to $68.2 million in fiscal 2002. As a percentage of total revenues, SG&A expenses were 34.5% in fiscal 2003, compared to 44.9% in fiscal 2002. The decrease in both absolute dollars and as a percentage of revenues from the prior year was primarily due to our efforts to streamline our cost structure.

Restructuring Costs

Restructuring costs were $54.0 million in fiscal 2003, compared to $210.0 million in fiscal 2002. See further discussion in “Overview”.

In-Process Research and Development (“IPR&D”)

Purchased in-process research and development charges were $3.0 million in fiscal 2003. These charges related to the acquisition of APT and Multilink of $1.0 million and $2.0 million, respectively. There were no IPR&D charges in fiscal 2002 or 2001.

The related purchased IPR&D for each of the above mentioned transactions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology that, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimated of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of our new product introductions and that of our competitors, individual product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue.

Amortization of Goodwill and Intangible Assets

We elected to adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of October 1, 2001. There was no transitional impairment of goodwill upon adoption of SFAS 142.

Amortization of other intangible assets was $5.1 million in fiscal 2003, as compared to $5.2 million in fiscal 2002. The decrease in amortization expense is the result of the sale of our optical modules business, which enabled us to cease amortizing certain intangible assets. This was offset by an increase in other intangible assets acquired in our current year acquisitions.

Other Income, Net

Other income consists of interest income, interest expense, gain on extinguishment of debt and other expenses. Interest income was $4.6 million in fiscal 2003 compared to $16.7 million in fiscal 2002. The decrease in interest income of $12.1 million from fiscal 2002 was the result of lower cash balances and short-term and long-term investments held throughout the period as well as a significant decline in interest rates earned on our cash and investment balances. The decrease in cash and investment balances was primarily the result of the repurchase of our convertible subordinated debentures in the quarters ended December 31, 2001, September 30, 2002 and December 31, 2002, as well as a fixed operating cash outflow in a period of reduced revenues.

Interest expense was $7.2 million in fiscal 2003 compared to $14.0 million in fiscal 2002. The decrease in interest expense of $6.8 million from fiscal 2002 was primarily the result of several interest rate swap agreements entered into during fiscal 2003 that significantly lowered interest expense relative to fiscal 2002, as well as the reduction in outstanding principal amount of our convertible subordinated debentures that resulted from our repurchases of those instruments.

During the first quarter of fiscal 2003, we purchased $68.6 million principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $51.1 million. As a result, for the year ended September 30, 2003, we recorded a gain on extinguishment of debt of approximately $16.6 million, net of a proportion of deferred debt issuance costs of $1.0 million.

In fiscal 2003, we recorded a charge of $5.2 million to write down certain equity investments held by the two Vitesse Venture Funds to the estimated fair market value. This was offset by the amortization of deferred gains of $2.8 million related to the termination of certain interest rate swap agreements. We will amortize the gains over the remaining life of the convertible subordinated debentures due March 2005. For additional information regarding our interest rate swap agreements, see Note 8 “Derivative Instruments and Hedging Activities” of the Notes to the Consolidated Financial Statements.

Income Tax Expense (Benefit)

For the year ended September 30, 2003, the total effective income tax rate was 0%. In fiscal 2003 and 2002, no deferred tax benefit was allocated to discontinued operations.

Loss from Discontinued Operations

Loss from discontinued operations was $36.0 million in the year ended September 30, 2003, which was comprised of revenues of $11.5 million, loss from operations of $17.9 million, and a loss on disposal of $18.1 million. Loss from discontinued operations was $33.8 million in the year ended September 30, 2002, which was comprised of revenues of $10.6 million, and a loss from operations of $33.6 million, which included a $6.6 million restructuring charge.

Year Ended September 30, 2002, as Compared to Year Ended September 30, 2001

Revenues

Revenues in fiscal 2002 were $151.7 million, a decline of 60% from the $383.9 million recorded in fiscal 2001. The decrease in revenues in 2002 was a result of continued adverse market conditions and the reduction in demand from our customers that began in fiscal 2001.

Revenues from storage and enterprise products were $58.1 million and $30.0 million in fiscal 2002, respectively, compared with $81.0 million and $52.0 million, respectively, in fiscal 2001. The decrease in revenues from these products in fiscal 2002 was primarily due to reduced capital spending on enterprise networking equipment as a result of weakening overall economic conditions in 2001 and 2002 and due to excess inventories of these products in our customers’ channels. Revenues from enterprise and storage products in 2002 were not as severely impacted as those from other areas of communications as enterprise and storage networks did not undergo the same level of over expansion as long haul networks did.

Revenues from products targeting the metro market were $21.3 million in fiscal 2002 compared to $40.0 million in fiscal 2001. The decline in metro revenues was the result of a significant reduction in orders from customers as a result of the overbuilding of the communications infrastructure, and due to the continued presence of excess inventories of these products in our customers’ channels.

Revenues from our legacy products, which include long-haul telecommunications products and ASICs for the ATE and military markets were $42.3 million in fiscal 2002 and $210.9 million in fiscal 2001. The decrease in revenues generated from these products was primarily due to a significant reduction in orders from telecommunications customers as a result of the overbuilding of the long haul communications infrastructure which began in fiscal 2001 and has continued through fiscal 2002, the presence of excess inventories of these products in our customers’ channels as well as our reduced emphasis on markets outside communications and storage.

Cost of Revenues

Our cost of revenues was $110.2 million in fiscal 2002 compared to $201.6 million in fiscal 2001. As a percentage of total revenues, cost of revenues was 72.6% in fiscal 2002 compared to 52.5% in fiscal 2001. Continued industry-wide reductions in capital spending and the resulting decrease in demand for our products in fiscal years 2002 and 2001 resulted in significant downward adjustments to our sales forecasts. As a result, for fiscal 2002 and 2001 we recorded charges of $30.5 million and $50.6 million, respectively, for the write-off of excess and obsolete inventories in accordance with our inventory reserve methodology. Excluding the inventory write-offs, cost of revenues in fiscal 2002 and 2001 would have been $79.6 million, or 52.5% of revenues, and $150.9 million, or 39.3% of revenues, respectively. The increase in cost of revenues as a percentage of total revenues, exclusive of write-offs, from fiscal 2001 to fiscal 2002 was the result of significantly lower quarterly revenues on a base of relatively fixed manufacturing costs, as well as the introduction of new products that had lower yields when first released. This increase was partially offset by decreases in cost of revenues resulting from our transition from using our own fabrication facilities to relying on third-party foundries. There was also a slight improvement in our cost of revenues on a quarter-over-quarter basis during fiscal 2002 as a result of our efforts to decrease fixed costs and improve manufacturing yields for mature products.

Engineering, Research and Development

Engineering, research and development expenses were $147.3 million in fiscal 2002 compared to $150.7 million in fiscal 2001. As a percentage of total revenues, engineering, research and development expenses were 97.1% in fiscal 2002 and 39.3% fiscal 2001. The decrease in absolute dollars from the prior year was principally due to the reclassification of $23.0 million of our fiscal 2002 optical module division expenses to loss from discontinued operations compared to only $5.0 million in fiscal 2001. Including the abovementioned expenses, engineering, research and development expenses increased principally due to higher headcount from acquisitions completed in fiscal 2001 of approximately 240 employees, amortization of deferred stock compensation and higher costs to support our continuing efforts to develop new products. This increase was partially offset by the expense reductions associated with the restructuring plans announced in the first and third quarters of fiscal 2002.

Selling, General and Administrative

Selling, general and administrative expenses were $68.2 million in fiscal 2002, compared to $86.4 million in fiscal 2001. As a percentage of total revenues, SG&A expenses were 44.9 % in fiscal 2002, compared to 22.5% in fiscal 2001. Excluding charges of $3.0 million and $14.1 million recorded in fiscal 2002 and fiscal 2001, respectively, the decrease in absolute dollars from the prior year was primarily due to our efforts to streamline our cost structure. The $3.0 million charge recorded in fiscal 2002 was to increase the reserve for doubtful accounts.

Restructuring Costs

Restructuring costs were $210.0 million in fiscal 2002, compared to $3.7 million in fiscal 2001. See further discussion in “Overview”.

Goodwill and Intangible Assets Impairment Charge

As a result of industry conditions, and our significant restructuring charge discussed above, we determined that there were indicators of impairment to the carrying value of our goodwill and purchased intangibles. During the third quarter of fiscal 2002, we performed a review of the value of our goodwill in accordance with SFAS 142. Based on our review, we recorded a charge of $398.9 million to write down the value of goodwill and other intangible assets during the quarter ended June 30, 2002.

Amortization of Goodwill and Intangible Assets

Amortization of other intangible assets was $5.2 million in fiscal 2002, compared to amortization of goodwill and other intangible assets of $86.5 million in fiscal 2001. The decrease in amortization was primarily due to the adoption of SFAS 142 as of October 1, 2001.

Other Income, Net

Other income consists of interest income, interest expense, gain on extinguishment of debt and other expenses. Interest income was $16.7 million in fiscal 2002 compared to $48.7 million in fiscal 2001. The decrease in interest income of $32.0 million from the prior year was the result of lower cash balances and short-term and long-term investments held throughout the year as well as a significant decline in interest rates earned on our cash balances. The decrease in cash balances was primarily the result of the repurchase of our convertible subordinated debentures in the quarters ended September 30, 2002 and December 31, 2001, as well as a fixed operating cash outflow in a period of reduced revenues.

Interest expense was $14.0 million in fiscal 2002 compared to $31.8 million in fiscal 2001. The decrease in interest expense of $17.8 million from the prior year was primarily the result of two interest rate swap agreements entered into during fiscal 2002 that significantly reduced interest expense relative to fiscal 2001, as well as the reduction in outstanding principal amount of our convertible subordinated debentures that resulted from our repurchases of those instruments.

In fiscal 2002, we purchased $273.4 million aggregate principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate of approximately $203.1 million in cash. As a result, we recorded a gain on extinguishment of debt of approximately $66.3 million, net of a portion of debt issue costs of $4.0 million.

In fiscal 2002, we also recorded a charge of $5.0 million to write down an equity investment held by the two Vitesse Venture Funds to the estimated fair market value. Further, in the quarter ended September 30, 2002, we recorded a deferred gain of $9.3 million related to the termination of certain interest rate swap agreements. We will amortize the gain over the remaining life of the convertible subordinated debentures due March 2005. As a result, a gain of $0.4 million was recognized in the year ended September 30, 2002. For additional information regarding our interest rate swap agreements, see Note 8 “Derivative Instruments and Hedging Activities” of the Notes to the Consolidated Financial Statements.

Income Tax Expense (Benefit)

Our annual income tax expense for fiscal 2002 was $126.1 million compared to a tax benefit of $13.7 million in fiscal 2001. The increase in tax expense for fiscal 2002 was due principally to a net tax charge of $126.2 million recorded during the quarter ended June 30, 2002. This charge consisted of an increase to the valuation allowance of $145.8 million, partially offset by the reversal of income taxes payable of $19.6 million, resulting in an income tax receivable of $5.2 million at June 30, 2002. We conduct continuing evaluations of whether it is “more likely than not” that our deferred tax assets will be realized, including consideration of projections of future taxable income and the reversal of temporary differences. The increase to the valuation allowance in the quarter ended June 30, 2002 resulted from a determination at the time that it was not “more likely than not” that all of our deferred tax assets would be realized.

Loss from Discontinued Operations

Loss from discontinued operations was $33.8 million in fiscal 2002, which was comprised of revenues of $10.6 million, and a loss from operations of $33.6 million, which included a $6.6 million restructuring charge. Loss from discontinued operations, net of tax benefit, was $3.9 million in fiscal 2001, which was comprised of revenues from discontinued operations of $0.2 million, loss from operations of $6.3 million and a tax benefit of $2.4 million.

Liquidity and Capital Resources

Off-Balance Sheet Arrangements

We have entered into several agreements to lease equipment. All of these leases have initial terms of three to five years and options to renew for an additional one to three years. We have the option to purchase the equipment at the end of each initial lease term, and at the end of each renewal period for the lessor’s original cost, which is not less than the fair market value at each option date. If we elect not to purchase the equipment at the end of each of the leases, we would guarantee a residual value to the lessors equal to 80% to 84% of the lessors’ cost of the equipment equal to $71.4 million. As of September 30, 2003, the lessors had advanced a total of $14.3 million under these leases, and held $57.1 million as cash collateral, which amount is included in restricted long-term deposits.

Operating Activities

We generated $0.5 million of cash in operating activities during fiscal 2003. Although we had a net loss from continuing operations of $131.2 million during this period, this amount reflected an aggregate of $129.0 million of non-cash items, including write-offs of property and equipment, prepaid maintenance and inventory, a write-down of assets held for sale, depreciation and amortization and amortization of deferred compensation expense, partially offset by gain on extinguishment of debt and amortization of gains on derivative instruments. In addition to the net impact of non-cash items, our operating activities for fiscal 2003 also reflect an increase in inventory and a decrease in accrued restructuring. These were offset in part by decreases in accounts receivable, prepaid expenses and other current assets and non-current assets as well as increases in accounts payable, accrued expenses and other current liabilities and income taxes payable.

We used $76.8 million in operating activities in fiscal 2002. Although we had a net loss from continuing operations of $849.7 million during this period, this amount included $801.1 million of non-cash items resulting primarily from impairment of goodwill and intangible assets of $398.9 million, property and equipment write-off of $135.2 million, and a change in deferred tax assets, net, of $139.1 million. It also included depreciation and amortization, inventory write-offs, prepaid maintenance write-offs, accrued restructuring and amortization of deferred compensation expense, partially offset by gain on extinguishment of debt. In addition to the net impact of non-cash items, our operating activities for fiscal 2002 also reflected an increase in inventory and prepaid expenses and other current assets and a decrease in accounts payable, accrued expenses and other current liabilities, accrued restructuring and incomes taxes payable. These were offset in part by decreases in accounts receivable and other assets.

We used $6.2 million in operating activities in fiscal 2001. Although we had a net loss from continuing operations of $108.0 million during this period, this amount included $186.4 million of non-cash items resulting primarily from depreciation and amortization of $136.8 million. It also included impairment of goodwill and intangible assets, inventory write-offs, an increase in equity associated with tax benefits from the exercise of stock options and amortization of deferred compensation expense, partially offset by gain on extinguishment of debt and a change in deferred tax assets. In addition to the net impact of non-cash items, our operating activities for fiscal 2001 also reflected an increase in inventory, prepaid expenses and other current assets and other assets and a decrease in accounts payable, accrued expenses and other current liabilities, accrued restructuring and incomes taxes payable. These were offset in part by a decrease in accounts receivable.

Investing Activities

We generated $11.0 million and $315.0 million and used $33.9 million in investing activities during fiscal 2003, 2002 and 2001, respectively. The cash generated by investing activities during fiscal 2003 was principally due to the proceeds from the sale of $625.2 million in available-for-sale debt and equity securities and cash acquired in our current acquisitions, net of cash paid, of $16.1 million. This was offset by the purchases of $611.7 million in similar securities and $19.1 million in capital expenditures.

The cash generated by investing activities during fiscal 2002 was due to the maturity of investments of $1,199.6 million in held to maturity debt and equity securities, offset by purchases of $817.9 million in similar securities, $62.2 million for capital expenditures and $4.6 million for payments of collateral on an equipment lease recorded in restricted long-term deposits.

The cash used in investing activities during fiscal 2001 was primarily due to purchases of $2,158.8 million in held to maturity debt and equity securities, capital expenditures of $148.2 million, investments in restricted long term deposits of $12.2 million and payment for the purchase of companies, net of cash acquired, of $12.9 million, offset by the maturity of investments of $2,298.2 million in held to maturity debt and equity securities.

In addition, we had two non-cash transactions totaling $28.7 million in fiscal 2003. One transaction related to the lease for the land and building for our wafer fabrication facility in Colorado Springs, Colorado, which expired on October 30, 2002. We exercised our option to purchase the land and building for the lessor’s original cost, or $27.5 million. This lease was fully cash-collateralized and included in restricted long-term deposits as of September 30, 2002. The other transaction related to several equipment leases that expired on January 31, 2003. We exercised our option to purchase the equipment for the lessor’s original cost, or $6.3 million, of which $3.8 million had been previously written off in the restructuring plan implemented in the quarter ended June 30, 2002. These leases were 80% cash-collateralized and included in restricted long-term deposits as of September 30, 2002.

Financing Activities

In fiscal 2003 we used $40.3 million in financing activities, including the purchase of $68.6 million carrying value of our convertible subordinated debentures for $51.1 million and the repayment of debt obligations of $0.2 million. This was offset by proceeds of $7.6 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans, proceeds of $3.3 million of deferred gain on derivative instrument and proceeds of $0.1 million received from the limited partners of the Vitesse Venture Funds. The limited partners are officers and employees of our company and represent an insignificant portion of the investments in the Vitesse Venture Funds.

In fiscal 2002 we used $186.8 million in financing activities, including the purchase of $273.4 million carrying value of our convertible subordinated debentures for $203.1 million and the repayment of $0.5 million to Vitesse Venture Fund partners for the sale of investments. This was offset by proceeds of $7.4 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans, proceeds of $9.3 million of deferred gain on derivative instrument, and proceeds of $0.1 million received from the limited partners of the Vitesse Venture Funds.

In fiscal 2001, we used $123.8 million of cash from financing activities, including the purchase of $182.9 million carrying value of our convertible subordinated debentures for $148.7 million and the repayment of debt obligations of $11.3 million. This was offset by proceeds of $31.5 million received from the issuance and sale of common stock pursuant to our stock option and stock purchase plans and proceeds of $4.8 million received from the limited partners of the Vitesse Venture Funds.

We used $33.0 million, $33.7 million and $1.9 million in discontinued operations in fiscal 2003, 2002 and 2001, respectively.

We believe that our cash and cash equivalents, short-term investments, cash flow from operations and revolving line of credit agreement are adequate to finance our planned growth and operating needs for the next 12 months. See discussion on the revolving line of credit in Note 7 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts and sales returns, inventory reserves, goodwill and purchased intangible asset valuations, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts, Sales Returns Reserve and Revenue Recognition

We evaluate the collectibility of our accounts receivable based on a combination of factors. At September 30, 2003, we maintained an allowance for doubtful accounts and sales returns reserve of approximately 7.2% of gross accounts receivable. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the prevailing business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

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

At September 30, 2003, our allowance for doubtful accounts and sales returns was $2.7 million or 7.2% of gross receivables, compared to $14.8 million or 28.5% of gross receivables as of September 30, 2002. The decrease in the reserve as a percentage of gross receivables from prior year is the result of writing off accounts against the allowance for doubtful accounts and sales returns reserve.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, we provide appropriate reserves for such excess inventory. If we have previously recorded the value of such inventory determined to be in excess of projected demand, or if we determine that inventory is obsolete, we write off these inventories in the period the determination is made. Due to reduced capital spending by our customers and the resulting reduction in demand for our products, we wrote off $30.5 million of excess and obsolete inventory during fiscal 2002. Due to our planned exit from the GaAs manufacturing process in connection with the closure of our Colorado Springs, Colorado fab, we wrote off $6.8 million of excess and obsolete inventory in the quarter ended June 30, 2003. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of revenues in the period the revision is made.

Valuation of Goodwill, Purchased Intangible Assets and Long-Lived Assets

We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we evaluate the fair value of the goodwill of our one reporting unit to its carrying value. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on an income and market approach. Fair value of other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. See Note 3 “Goodwill and Other Intangible Assets”, Note 4 “Discontinued Operations” See Note 5 “Restructuring Costs and Other Special Charges” of the Notes to the Consolidated Financial Statements for additional information.

During the quarter ended June 30, 2003 we recorded a charge of $27.4 million for the write-down of certain manufacturing equipment used in our Colorado Springs fab and prepaid maintenance contracts associated with that equipment, as well as $23.7 million for the write-down of the Colorado Springs land and building. During the quarter ended June 30, 2002, we recorded goodwill and other intangible asset impairments of $396.0 million and $2.9 million, respectively, totaling $398.9 million. We also recorded a charge of $169.2 million during fiscal 2002 for the write-down of certain excess manufacturing equipment. To the extent we determine there are indicators of impairment in future periods, additional write-downs may be required.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. As of September 30, 2003 all tax benefits are subject to a 100% valuation allowance.

Impact of Recent Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The changes in this Statement require that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force (“EITF”) issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The Company generally warrants its products against defects in materials and workmanship for a period of one year. The amount accrued for such warranty is insignificant.

FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on our financial position, cash flows or results of operations.

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

In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We believe FIN 46 will not have a material impact on our financial statements.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) issued EITF 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. We believe that EITF 00-21 will not have a material impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

Cash Equivalents, Short-term and Long-term Investments

Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Our investments are made in accordance with an investment policy approved by the Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are recorded at amortized cost, while available-for-sale investments are recorded at fair value. We did not have any held-to-maturity investments at September 30, 2003.

Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if we were to sell securities that have declined in market value because of changes in interest rates. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings.

Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2003, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

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

We have from time to time managed our interest expense by entering into interest rate swap agreements under which we exchange an obligation to make fixed debt payments for an obligation to make floating rate payments that we anticipate will be lower. As U.S. interest rates change, the impact on the fair value of our debt is offset by the inverse change in fair value and cash flows on our interest rate swap hedges. To ensure the adequacy and effectiveness of our interest rate hedge positions, we continually monitor our interest rate swap positions, in conjunction with our underlying interest rate exposure, from an accounting and economic perspective.

However, given the uncertainty surrounding the economic correlation of changes in value due to changes in general U.S. interest rates on our debt and interest rate swap hedge positions, there can be no assurance that such programs will completely eliminate the adverse financial impact resulting from unfavorable movements in interest rates. In addition, the timing of the accounting for recognition of gains and losses related to the mark-to-market instruments for any given period may not coincide with the timing of the gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position. The gains and losses realized from interest rate swaps are recorded in “Interest expense” in the accompanying consolidated statements of operations.

In the year ended September 30, 2003, we entered into several interest rate swap agreements to reduce the impact of interest rate changes on the fair value of our long-term debt. The swap agreements allowed us to swap long-term borrowings at fixed rates into variable rates that are anticipated to be lower than fixed rates available to us. As a result, the swaps effectively converted our fixed-rate debt to variable-rate debt and qualified for fair value hedge accounting treatment. Since these interest rate swap agreements qualified as a fair value hedge under SFAS No. 133, changes in the fair value of the swap agreement were recorded as interest expense and matched by changes in the designated, hedged fixed-rate debt to the extent that such changes were effective and as long as the hedge requirements were met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying consolidated statements of operations, as a result of which we report interest expense at the hedge-effected interest rate. Gains realized on termination of interest rate swap agreements are being recognized in operations over the remaining term of the respective long-term debt.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California

October 23, 2003

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and 2002

	September 30,
	2003	2002
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,119	$109,968
Short-term investments	186,455	200,272
Accounts receivable, net of allowances of $2,729 and $14,788 in 2003 and 2002, respectively	35,171	37,153
Inventories, net	24,851	25,045
Prepaid expenses and other current assets	4,457	8,052
Assets held for sale	—	29,507

Total current assets	299,053	409,997

Property and equipment, net	92,541	118,737
Restricted long-term deposits	57,101	89,992
Goodwill, net	175,539	156,005
Other intangible assets, net	19,246	9,797
Other assets	22,264	42,731

	$665,744	$827,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of convertible subordinated debt	$—	$68,558
Current portion of long-term debt	3,175	—
Current portion of deferred gain	3,522	3,617
Current portion of accrued restructuring	17,290	13,837
Accounts payable	11,553	8,502
Accrued expenses and other current liabilities	22,936	16,227
Income taxes payable	1,913	1,123
Liabilities held for sale	—	5,927

Total current liabilities	60,389	117,791

Long-term accrued restructuring	10,633	21,690
Deferred gain on derivative instrument	5,808	5,274
Long-term debt	1,847	—
Other long-term liabilities	4,237	—
Convertible subordinated debt, including premium of $587 at September 30, 2003	195,732	195,145
Minority interest	1,590	4,654

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 212,870,231 and 200,158,511 shares at September 30, 2003 and 2002, respectively	2,141	2,009
Additional paid-in-capital	1,443,373	1,400,254
Unearned compensation	(21,440)	(48,431)
Accumulated other comprehensive income	2	252
Accumulated deficit	(1,038,568)	(871,379)

Total shareholders’ equity	385,508	482,705

	$665,744	$827,259

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2003	2002	2001
	(in thousands except per share amounts)
Revenues	$156,371	$151,738	$383,905
Costs and expenses:
Cost of revenues	73,163	110,155	201,536
Engineering, research and development	110,145	147,272	150,748
Selling, general and administrative	54,020	68,161	86,429
Restructuring costs	54,030	210,001	3,741
Purchased in-process research and development	3,000	—	—
Goodwill impairment (includes $2.9 million and $1.4 million of intangible assets impairment in fiscal 2002 and 2001, respectively)	—	398,898	22,871
Amortization of intangible assets (and goodwill in 2001)	5,051	5,158	86,474

Total costs and expenses	299,409	939,645	551,799

Loss from operations	(143,038)	(787,907)	(167,894)

Interest income	4,580	16,729	48,651
Interest expense	(7,194)	(14,048)	(31,763)
Gain on extinguishment of debt	16,550	66,267	31,042
Other expense	(2,017)	(4,678)	(1,799)

Other income, net	11,919	64,270	46,131

Loss from continuing operations before income taxes	(131,119)	(723,637)	(121,763)
Income tax expense (benefit)	60	126,074	(13,730)

Loss from continuing operations	(131,179)	(849,711)	(108,033)
Loss from discontinued operations, net of tax benefit for fiscal 2001	(36,010)	(33,815)	(3,842)

Net loss	$(167,189)	$(883,526)	$(111,875)

Net loss per share—basic and diluted:
Continuing operations—basic and diluted	$(0.64)	$(4.28)	$(0.58)
Discontinued operations—basic and diluted	(0.18)	(0.17)	(0.02)

Net loss per share—basic and diluted	$(0.82)	$(4.45)	$(0.60)

Shares used in per share computations:
Basic and diluted	203,801	198,608	185,853

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years ended September 30, 2003, 2002 and 2001

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance, September 30, 2000	180,049,153	$1,801	$998,537	$(18,958)	$—	$124,022	$1,105,402
Net loss and comprehensive loss						(111,875)	(111,875)
Exercise of stock options	3,909,899	38	25,868	—	—	—	25,906
Shares issued under Employee Stock Purchase Plan	167,598	2	5,574	—	—	—	5,576
Stock issued in purchase transactions and employee retention	13,313,671	133	268,650	(43,777)	—	—	225,006
Stock options issued in purchase transaction	—	—	46,511	(37,371)	—	—	9,140
Tax benefit of disqualifying dispositions of options	—	—	53,199	—	—	—	53,199
Reversal of unearned compensation related to terminations	—	—	(1,873)	1,873	—	—	—
Amortization of unearned compensation	—	—	—	16,651	—	—	16,651

Balance, September 30, 2001	197,440,321	1,974	1,396,466	(81,582)	—	12,147	1,329,005
Net loss	—	—	—	—	—	(883,526)	(883,526)
Change in net unrealized gains on investments	—	—	—	—	252	—	252

Comprehensive loss							(883,274)

Exercise of stock options	939,318	10	1,340	—	—	—	1,350
Shares issued under Employee Stock Purchase Plan	1,778,872	18	6,068	—	—	—	6,086
Vesting of restricted shares issued in purchase transaction	—	7	(7)	—	—	—	—
Reversal of unearned compensation related to terminations	—	—	(3,613)	3,613	—	—	—
Amortization of unearned compensation	—	—	—	29,538	—	—	29,538

Balance, September 30, 2002	200,158,511	$2,009	$1,400,254	$(48,431)	$252	$(871,379)	$482,705
Net loss	—	—	—	—	—	(167,189)	(167,189)
Change in net unrealized gains on investments	—	—	—	—	(250)	—	(250)

Comprehensive loss							(167,439)

Exercise of stock options	3,061,747	31	2,057	—	—	—	2,088
Shares issued under Employee Stock Purchase Plan	3,130,284	31	5,477	—	—	—	5,508
Stock issued in purchase transactions	5,530,229	56	26,944		—	—	27,000
Vesting of restricted shares issued in purchase transaction	—	4	(4)	—	—	—	—
Vesting of earnout shares issued in purchase transaction	989,460	10	2,859	(2,653)	—	—	216
Stock options issued in purchase transaction	—	—	11,343	(2,681)	—	—	8,662
Compensation related to discontinued operations	—	—	113	—	—	—	113
Reversal of unearned compensation related to terminations	—	—	(5,670)	5,670	—	—	—
Amortization of unearned compensation	—	—	—	26,655	—	—	26,655

Balance, September 30, 2003	212,870,231	$2,141	$1,443,373	$(21,440)	$2	$(1,038,568)	$385,508

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(131,179)	$(849,711)	$(108,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,628	60,270	136,766
Property and equipment impairment	42,489	135,163	—
Impairment of goodwill and intangible assets	—	398,898	22,871
Impairment of other long-term investments	5,237	5,040	1,161
Inventory impairment	6,808	30,533	50,600
Assets held for sale write down	17,260	—	—
Prepaid maintenance impairment	8,731	28,602	—
Accrued restructuring	2,809	42,186	3,741
Gain on derivative instruments	(2,857)	(362)	—
Amortization of debt issue costs and debt discount	1,119	1,771	2,864
Amortization of deferred compensation	24,063	26,169	15,862
Other compensation expense	285	—	—
Purchased in-process research and development	3,000	—	—
Gain on extinguishments of debt	(16,550)	(66,267)	(18,967)
Increase in equity associated with tax benefit from exercise of stock options	—	—	53,199
Deferred tax assets, net	—	139,127	(81,736)

Changes in assets and liabilities:
(Increase) decrease in, net of effects of acquisitions:
Accounts receivable, net	2,066	16,321	59,698
Inventories, net	(5,430)	(10,745)	(51,718)
Prepaid expenses and other current assets	3,625	(12,006)	(4,512)
Other assets	2,314	1,983	(41,799)
Increase (decrease) in, net of effects of acquisitions:
Accounts payable	4,174	(11,689)	(4,506)
Accrued expenses and other current liabilities	4,334	(1,012)	(30,789)
Accrued restructuring	(9,226)	(6,659)	(806)
Income taxes payable	790	(4,364)	(10,110)

Net cash provided by (used in) operating activities	490	(76,752)	(6,214)

Cash flows from investing activities:
Purchases of investments	(611,663)	(817,857)	(2,158,763)
Proceeds from sale of investments	625,230	1,199,624	2,298,209
Capital expenditures	(19,103)	(62,163)	(148,236)
Restricted long-term deposits	366	(4,611)	(12,183)
Payment for purchase of companies, net of cash acquired	16,125	—	(12,879)

Net cash provided by (used in) investing activities	10,955	314,993	(33,852)

Cash flows from financing activities:
Principal payments under long-term debt and capital leases	(198)	—	(11,343)
Repurchase of convertible subordinated debt	(51,052)	(203,073)	(148,699)
Deferred gain on derivative instrument	3,284	9,253	—
Distribution to minority interest limited partners from sale of investments	—	(462)	—
Capital contributions by minority interest limited partners	75	81	4,790
Proceeds from issuance of common stock, net	7,596	7,436	31,482

Net cash used in financing activities	(40,295)	(186,765)	(123,770)

Increase (decrease) in cash and cash equivalents	$(28,850)	$51,476	$(163,836)
Cash used in discontinued operations	(32,999)	(33,678)	(1,075)

Net increase (decrease) in cash and cash equivalents	(61,849)	17,798	(164,911)

Cash and cash equivalents at beginning of year	109,968	92,170	257,081
Cash and cash equivalents at end of year	$48,119	$109,968	$92,170

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,075	$12,048	$28,299
Income taxes	$371	$612	$9,054

Supplemental disclosures of non-cash transactions:
Issuance of stock in purchase transactions	$27,217	—	$199,706
Issuance of stock options in purchase transactions	$8,662	—	$9,140
Minority interest limited partners’ share of impaired other long-term investments	$3,139	$1,261	$355
Acquisition of equipment under operating lease	$28,738	$2,606	—
Reversal of accrued acquisition costs	—	$1,061	—
Cancellation of stock options	—	$1,439	—

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

Basis of Presentation.    The consolidated financial statements include the accounts of Vitesse Semiconductor Corporation and its wholly owned subsidiaries and its majority-controlled joint ventures (collectively, the “Company”). Minority interest represents the limited partners’ proportionate share of the equity of Vitesse Venture Fund, L.P. and Vitesse Venture Fund II, L.P. The Vitesse Venture Fund, L.P. and Vitesse Venture Fund II, L.P are partnerships that were formed to make equity investments in privately held technology companies. The Company is a general partner in each of the two partnerships. The assets include long-term investments in such privately held companies, and minor amounts of cash and cash equivalents. The minority interest impact is reflected in minority interest in (income) loss of the joint venture and is the limited partners’ share of the majority-controlled joint venture operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the third quarter of fiscal 2003, the Company decided to discontinue its line of optical module products due to continued depressed levels of demand for these products. On August 22, 2003, the Company entered into an agreement to sell certain assets of its optical module business to Avanex Corporation. In accordance with generally accepted accounting principles, the balance sheet reflects assets and liabilities held for sale and the statements of operations and cash flows reflect the results of the optical module business as discontinued operations for all periods presented.

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

In fiscal 2002 and 2003, the Company purchased $273.4 million and $68.6 million, respectively, aggregate principal amount of its 4% convertible subordinated debentures due March 2005 at prevailing market prices, for

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an aggregate of approximately $203.1 million and $51.1 million, respectively. Due to the significant increase in cash outflow, it was necessary that the Company liquidate certain investments. As a result, as of September 30, 2002 and 2003, all investments were classified as available-for-sale, and thus, the Company reported an unrealized gain (loss) of $0.3 and ($0.3) million, respectively, as a separate component of shareholders’ equity. The reclassification adjustments are immaterial.

Inventories.    Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred until the product is proven through testing and acceptance by the customer. The Company records write-downs for excess and obsolete inventories determined primarily by comparing future demand forecasts to quantities on-hand and on-order. Inventories are shown net of write-downs of $1.2 million and $8.6 million at September 30, 2003 and 2002, respectively.

Depreciation and Amortization.    Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 3 to 5 years.

Goodwill and Other Intangible Assets.    In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires intangible assets, other than goodwill, to be amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to ten years. The goodwill impairment charge of $22.9 million for fiscal 2001 was recorded in accordance with SFAS No. 121. The charge was measured as the amount by which the carrying amount exceeded fair value.

Income Taxes.    The Company accounts for income taxes pursuant to the provisions of SFAS No. 109. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations. As of September 30, 2003, all tax benefits are subject to a 100% valuation allowance.

Research and Development Costs.    The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

Computation of Net Income (Loss) Per Share.    Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of commons shares and excludes

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain dilutive potential common shares outstanding, as their effect is antidilutive on loss from continuing operations. Dilutive potential common shares consist of employee stock options, convertible subordinated debentures that are convertible into the Company’s common stock at a conversion price $112.19, and consideration for a business acquisition that is payable in stock or cash at the Company’s option.

The reconciliation of shares used to calculate basic and diluted loss per share consists of the following (in thousands):

	2003	2002	2001
Shares used in basic per share computations—weighted average shares outstanding	203,801	198,608	185,853
Net effect of dilutive common share equivalents based on treasury stock method	—	—	—

Shares used in diluted per share computations	203,801	198,608	185,853

Common stock equivalents to purchase 49,678,788, 26,644,235, and 14,989,190 shares that were outstanding for fiscal years September 30, 2003, 2002 and 2001, respectively, were not included in the computation of diluted net income per share, as their effect would have been antidilutive. The antidilutive common stock equivalents for fiscal years September 30, 2003, 2002 and 2001 consist primarily of employee stock options, convertible subordinated debentures that are convertible into the Company’s common stock at a conversion price of $112.19, and consideration for a business acquisition that is payable in stock or cash at the Company’s option.

Financial Instruments.    The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s carrying value of cash equivalents, short-term investments, restricted long-term deposits, accounts receivable, long-term investments, accounts payable and long-term debt approximates fair value because the instrument has a short-term maturity or because the applicable interest rates are comparable to current investing or borrowing rates of those instruments. The fair value of the convertible subordinated debentures due March 2005 was $189.5 million as of September 30, 2003.

Derivatives.    The Company utilizes interest rate swap agreements to manage interest rate exposures in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133. The Company’s interest rate swap agreement is designated as a fair-value hedge. Accordingly, the changes in fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. Gains realized on the termination of interest rate swap agreements are being recognized in earnings over the remaining term of the respective long-term debt.

Long-lived Assets.    The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset. Assets held for sale are recorded at the lesser of fair value or carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Investments.    The Company’s investments in the equity of certain venture backed technology companies held by two Vitesse Venture Funds are accounted for under the cost method of accounting. The Company regularly reviews these investments to ensure they are stated at the lower of cost or fair market value. When the Company determines that the fair market value is less than the carrying cost, a write down is recorded.

Employee Termination Benefits.    The Company recognizes employee termination benefits, when applicable, in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” Under SFAS No. 112, a liability for an ongoing termination benefit arrangement is recognized when it becomes probable that a liability has been incurred and the amount of the liability can be estimated.

Accounting for Stock Options.    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based awards for employees. For options granted to employees, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123

The following tables illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	2003	2002	2001
Net loss as reported	$(167,189)	$(883,526)	$(111,875)
Add: Stock-based employee compensation expense included in reported net loss	26,655	29,538	16,651
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	(65,373)	(90,761)	(68,864)
Adjusted net loss	$(205,907)	$(944,749)	$(164,088)
Net loss per share as reported—basic and diluted	(0.82)	(4.45)	(0.60)
Adjusted net loss per share—basic and diluted	$(1.01)	$(4.76)	$(0.88)

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—BUSINESS COMBINATIONS

Purchase Accounting Business Combinations

During the three years ended September 30, 2003, the Company completed a number of purchase acquisitions. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. The consideration for each transaction has been allocated using external valuations based on the fair value of the tangible and intangible assets and liabilities acquired with the difference recorded as goodwill. Amounts allocated to identifiable intangible assets and goodwill have been amortized over their estimated useful lives through September 30, 2001. With the adoption of SFAS 142, effective October 1, 2001, goodwill and other intangible assets, principally workforce, remaining as of September 30, 2001, was assessed for impairment upon adoption. The Company reviews the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In January 2003, the Company acquired all of the equity interests of APT Technologies, Inc., in exchange for an aggregate of approximately $10.0 to $14.4 million in cash and stock and the assumption of stock options. As of September 30, 2003, approximately $5.1 million had been paid in cash and stock, with the remaining $4.9 to $9.3 million of consideration to be paid in cash and/or stock between October 2003 and June 2007, determined in part based on the future results of the acquired business. In connection with the acquisition, the Company recorded an in-process research and development (“IPR&D”) charge of $1.0 million. The Company acquired APT Technologies to enable it to enter the emerging SATA market for enterprise storage.

In August 2003, the Company acquired all of the outstanding equity interests of Multilink in exchange for approximately 4.4 million shares of common stock valued at $23.3 million, the assumption of stock options, and warrants to purchase approximately 2.0 million shares of common stock valued at $8.4 million, and acquisition related expenditures of $0.5 million. In connection with the acquisition, the Company recorded an IPR&D charge of $2.0 million. The Company acquired Multilink in order to gain access to an experienced team of system, mixed signal and digital design engineers who have successfully developed products for OC-192 transport, Forward Error Correction, 10 Gigabit Ethernet and high speed backplanes, as well as to acquire a family of products that is already in production.

The related purchased IPR&D for each of the abovementioned transactions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimated relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and it competitors, individual product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue.

In July 2001, the Company acquired all of the equity interests of Versatile Optical Networks, Inc. (“Versatile”) in exchange for approximately 8.8 million shares of common stock valued at $148.8 million and the assumption of stock options to purchase approximately 1.1 million shares of common stock valued at $18.3 million, and acquisition related expenditures of $2.5 million.

In June 2001, the Company acquired all of the equity interests of Exbit in exchange for 2.7 million shares of common stock valued at $70.1 million, the assumption of stock options to purchase 80,000 shares of common

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock valued at $1.5 million, and acquisition related expenditures of $5.5 million. The Company also recorded deferred compensation of $43.8 million for 1.7 million shares of the Company’s common stock that will be released to the employees of Exbit monthly over a three-year period, on a proportional basis, based on their continued employment with the Company.

In connection with the acquisition of Exbit, the Company issued into escrow 2.4 million shares of its common stock for release to former Exbit shareholders upon the attainment of certain future internal performance goals through December 31, 2002. The Company issued approximately 1.0 million shares of common stock which resulted in additional consideration of $0.2 million that was allocated to goodwill. In addition, in January 2003, the Company recorded additional deferred compensation of $2.6 million for 1.1 million escrow shares that will be released to the employees of Exbit monthly over a one-year period, on a proportional basis, based on their continued employment with the Company.

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

Pro forma results of operations for the above-mentioned transactions, except for Multilink, have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

Pro forma consolidated results of operations for the years ended September 30, 2003 and 2002 are summarized below to reflect the acquisition of Multilink as if it had occurred on October 1, 2002 and 2001, respectively (in thousands):

	Years ended September 30,
	2003	2002
Revenues	$160,127	$170,005
Loss from continuing operations	174,913	956,736
Net loss	210,983	990,551
Net loss per share—basic and diluted	$1.04	$4.88

The pro forma consolidated results of operations include the following nonrecurring items: IPR&D charges of $3.0 million and restructuring charges of $54.0 for the year ended September 30, 2003, and impairment of goodwill of $398.9 million, impairment of long lived assets of $170.4 million and restructuring charges of $39.6 million for the year ended September 30, 2002.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total consideration, including acquisition costs, was allocated based on the estimated fair values of the net assets acquired on the respective acquisition dates as follows:

	Multilink	APT	Versatile	Exbit	ht-Mikro	First Pass	Total
	(in thousands)
Tangible assets	$21,470	$74	$12,067	$2,212	$506	$206	$36,535
Intangible assets:
Assembled workforce	—	—	—	1,200	1,800	2,025	5,025
Customer relationships	2,000	500	—	—	—	—	2,500
Covenants not to compete	—	—	—	4,000	—	—	4,000
Goodwill	13,030	7,118	126,679	65,927	8,912	7,880	229,546
Technology	5,000	7,000	25,300	8,000	—	2,000	47,300
Unearned compensation	1,749	931	14,566	3,971	2,376	16,618	40,211
Unearned compensation retention shares	—	—	—	43,777	—	—	43,777
In process research and development	2,000	1,000	—	—	—	—	3,000
Liabilities Assumed	(13,580)	(4,324)	(9,005)	(5,532)	(627)	(58)	(33,126)

	$31,669	$12,299	$169,607	$123,555	$12,967	$28,671	$378,768

For many of the purchase acquisitions included in the table above the Company has issued unvested shares and assumed unvested options to continuing employees of each acquisition, with vesting to occur as compensation for future employment services with Vitesse. Typically these shares or options vest ratably over a four-year period, as long as the employee option holder remains an employee of Vitesse. As a result, the Company has recorded unearned compensation based on the value of certain unvested shares and options of the Company issued to effect each acquisition. The fair value of common shares that were issued to acquire Exbit and that were subject to certain vesting provisions based on continued employment was recorded as unearned compensation—retention shares. The intrinsic value of the unvested options issued to Firstpass, ht-Mikro, Exbit, Versatile, APT and Multilink was allocated to unearned compensation. Unearned compensation will be recognized as compensation expense over the respective remaining future service period.

Additionally, the Company has issued vested options to employees of the acquired companies, in exchange for vested options in the acquired company. The vested options issued by Vitesse are recorded at a value calculated using the Black Scholes option pricing model at the acquisition date, and included in the cost of the acquired company.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s total goodwill (in thousands):

	September 30, 2003	September 30, 2002
Gross carrying amount	$156,005	$552,005
Goodwill acquired	20,364	—
Impairment of goodwill	—	(396,000)
Impairment of goodwill related to discontinued operation	(830)	—

Total goodwill	$175,539	$156,005

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance
September 30, 2003
Customer relationships	$3,313	$(1,036)	$2,277
Technology	23,465	(7,084)	16,381
Covenants not to compete	4,000	(3,412)	588

Total	$30,778	$(11,532)	$19,246

September 30, 2002
Customer relationships	$813	$(813)	$—
Technology	11,465	(3,587)	7,878
Covenants not to compete	4,000	(2,081)	1,919

Total	$16,278	$(6,481)	$9,797

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal Year	Amount
2004	$6,525
2005	5,773
2006	4,392
2007	2,329
2008	227
Thereafter	—

Total	$19,246

The following presents the impact of SFAS 142 on net loss and net loss per share had the statement been in effect for fiscal 2001 (in thousands, except per share amounts):

	Year Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2001
Reported net loss	$(167,189)	$(883,526)	$(111,875)
Adjustments:
Amortization of goodwill	—	—	82,222
Amortization of workforce	—	—	1,299

Adjusted net income (loss)	$(167,189)	$(883,526)	$(28,354)

Basic and diluted net loss per share—as reported	$(0.82)	$(4.45)	$(0.60)
Basic and diluted net loss per share—adjusted	$(0.82)	$(4.45)	$(0.13)

The Company only operates within one reporting unit as defined by SFAS 142. Therefore, allocation of goodwill is not required.

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In fiscal 2002, the Company recorded goodwill and other intangible asset impairment of $398.9 million. As of September 30, 2003, there was no additional impairment of goodwill. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has become impaired.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on an income and market approach. Fair value of other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value. In fiscal 2001, the Company recorded a charge of $22.9 million for the impairment of certain goodwill and intangible assets associated with prior acquisitions.

NOTE 4—DISCONTINUED OPERATIONS

In the third quarter of fiscal 2003, the Company decided to discontinue its line of optical module products due to continued depressed levels of demand for these products. On August 22, 2003, the Company entered into an agreement to sell certain assets of its optical module business to Avanex. In accordance with GAAP, the balance sheet reflects assets and liabilities held for sale and the statements of operations and cash flows reflect the results of the optical module business as discontinued operations for all periods presented.

Summarized financial information for the optical module business is as follows (in thousands):

Assets held for sale were comprised of the following:

	September 30, 2003	September 30, 2002
Cash and cash equivalents	$—	$1,921
Inventories, net	—	3,916
Prepaid expenses and other current assets	—	220
Property and equipment, net	—	9,044
Other intangible assets, net	—	13,776
Other assets	—	630

Assets held for sale	$—	$29,507

Liabilities held for sale were comprised of the following:

	September 30, 2003	September 30, 2002
Accounts payable and accrued expenses	$—	$4,066
Long term debt	—	1,861

Liabilities held for sale	$—	$5,927

Selected operating results were as follows:

	Year ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2001
Loss from operations of discontinued operations	$(17,920)	$(33,815)	$(6,257)
Loss from impairment of long lived assets and other intangible assets	(17,260)	—	—
Allocated goodwill	(830)	—	—
Income tax benefit	—	—	2,415

Loss from discontinued operations	$(36,010)	$(33,815)	$(3,842)

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss from operations of discontinued operations includes restructuring charges of $2.5 million and $4.1 million of intangible asset impairment in the year ended September 30, 2002, and stock-based compensation of $2.6 million, $3.4 million, and $0.8 million, in the years ended September 30, 2003, 2002, and 2001, respectively.

NOTE 5—RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

Restructuring Charges

Due to the prolonged downturn in the industry, the Company announced various restructuring plans between the quarters ended June 2001 and June 2003. A summary of each of the separate programs is as follows:

•	The June 2003 restructuring program included the closure of the Company’s 6-inch GaAs wafer fabrication facility in Colorado Springs, Colorado. This restructuring plan included the termination of the manufacturing workforce associated with that facility, the write-down of certain manufacturing assets that were deemed to be impaired and the write-off of related prepaid maintenance for non-transferable maintenance contracts totaling $27.4 million, as well as the write-down of the Colorado Springs facility itself in the amount of $23.8 million. Payments related to the workforce reduction are estimated to be approximately $1.4 million and are expected to be completed by March 2004. As a result of implementing this restructuring plan, the Company recorded total charges of $52.6 million during fiscal 2003.

•	The June 2002 restructuring program consisted of a workforce reduction of 183 people, consolidation of excess facilities of $4.6 million, an asset impairment charge of $107.2 million and contract settlement costs of $34.2 million. Payments for workforce reduction were approximately $3.4 million and were completed during the quarter ended June 30, 2003. Payments related to the consolidation of excess facilities are expected to be completed by March 2004. The accrual for contract settlement costs is expected to be fully utilized by March 2005. The program resulted in total charges of $148.3 million during fiscal 2002 and $1.1 million in fiscal 2003.

•	The November 2001 restructuring program consisted of a workforce reduction of 130 people, consolidation of excess facilities of $0.4 million and an asset impairment charge of $63.2 million. Payments for workforce reduction were approximately $0.7 million and were completed during the quarter ended March 31, 2002. Payments related to consolidation of excess facilities were completed during the quarter ended June 30, 2003. The program resulted in total charges of $64.3 million during fiscal 2002.

•	The June 2001 program consisted of a 12% workforce reduction and consolidation of excess facilities of $1.7 million. Charges for workforce reduction were approximately $2.0 million and payments will be completed in March 2005. Payments related to the consolidation of facilities were completed in the quarter ended September 30, 2003. The program resulted in a total charge of $26.6 million during fiscal 2001, and $0.3 million during fiscal 2003.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Impairment of Assets	Building impairment	Total
Initial charge relating to June 2001 restructuring	$2,007	$1,734	$—	$—	$—	$3,741
Cash payments	(778)	(28)	—	—	—	(806)

Balance at September 30, 2001	1,229	1,706	—	—	—	2,935

Charged to expense	4,058	3,855	34,221	170,363	—	212,497
Non cash amounts	—	(172)	—	(170,363)	—	(170,535)
Cash payments	(3,709)	(1,985)	(2,714)	—	—	(8,408)

Balance at September 30, 2002	1,578	3,404	31,507	—	—	36,489

Charged to expense	1,419	1,390	—	27,447	23,774	54,030
Non cash amounts	—	—	—	(27,447)	(23,774)	(51,221)
Cash payments	(1,646)	(2,081)	(10,867)	—	—	(14,594)
Multilink accrued restructuring		3,219				3,219

Balance at September 30, 2003	$1,351	$5,932	$20,640	$—	$—	$27,923

Workforce reduction included the cost of severance and related benefits of employees affected by the restructuring plans. The workforce charge for fiscal 2001 and 2002 was determined based on EITF 94-3. The workforce charge for fiscal 2003 was determined based on SFAS No. 112. The excess facilities charges included lease termination payments, non-cancelable lease costs and write off of leasehold improvements and office equipment related to these leases. Contract settlements costs represent future purchase commitments related to unused licenses of non-cancelable software contracts, and the residual value guaranteed under certain equipment operating leases. The impairment of assets charge includes the write down of the Colorado Springs facility manufacturing equipment and prepaid maintenance contracts associated with that equipment. The charge was determined based on the held and used classification under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this classification, when a decision has been made to abandon an asset group, all of the long-lived assets and certain identifiable intangibles in that asset group to be disposed of are tested for impairment. The charges for the Colorado Springs facility also includes impairment of the owned land and building and were also tested for impairment based on the held and used classification under SFAS No. 144. The manufacturing facility will cease production during fiscal 2004. Certain portions of the building could be used as office space. As such, the Company obtained fair value information for comparable commercial property in the Colorado Springs area. Based on an estimated fair value, the Company recorded an impairment charge to write down the land and building accordingly. The adjusted value of the long-lived assets will then be depreciated over the remaining estimated useful life.

In connection with the acquisition of Multilink, the Company recorded $3.2 million of accrued restructuring liabilities related to the consolidation of excess facilities.

Other Special Charges

During the quarter ended June 30, 2003, the Company wrote off $6.8 million of GaAs inventory. As a result of the planned closure of the GaAs fabrication facility in Colorado Springs and as a result of the decision to exit the GaAs manufacturing process, the Company notified customers and requested final forecasts and purchase orders from these customers. Based on the customers’ responses, and required commitments to purchase the inventory in the near future, the Company determined that it had excess GaAs inventory on hand. As a result, the Company recorded a charge of $6.8 million, which is included in cost of revenues in fiscal 2003. During the fourth quarter of fiscal 2003 the Company also recorded a charge of $5.2 million to write-down various equity

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments held by Vitesse Venture Fund to their estimated fair market value, which is included in “Other Expenses” in the statement of operations for fiscal 2003.

In fiscal 2002, the Company also wrote off $30.5 million of excess and obsolete inventories. The continued industry-downturn resulted in a decrease demand for the Company’s products, and a significant reduction in sales forecasts established at the end of fiscal 2002 and the beginning of 2002. As a result, the Company recorded a charge of $30.5 million in accordance with its inventory reserve methodology, which was included in cost of revenues in fiscal 2002. Also, in the fourth quarter of fiscal 2002, the Company recorded a charge of $5.0 million to write-down various equity investments held by the two Vitesse Venture Funds to the estimated fair market value, which is included in “Other Expenses” in the statement of operations for fiscal 2002.

NOTE 6—BALANCE SHEET DETAIL

The following tables provide details of selected balance sheet items (in thousands):

	September 30,
	2003	2002
Inventories, Net:
Raw materials	$468	$1,325
Work in process	13,010	11,982
Finished goods	11,373	11,738

Total	$24,851	$25,045

Property and Equipment, Stated at Cost:
Machinery and equipment	$113,691	$118,789
Furniture and fixtures	2,234	2,215
Computer equipment	62,879	55,923
Leasehold improvements	9,059	9,447
Land	3,442	2,851
Buildings	3,447	1,425

	194,752	190,650
Less accumulated depreciation and amortization	102,211	71,913

Total	$92,541	$118,737

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in property and equipment are items not yet placed in service of $9.3 million and $36.4 million as of September 30, 2003 and 2002, respectively.

Intangible Assets, Stated at Cost:
Goodwill	$175,539	$156,005
Other identifiable intangible assets	30,778	16,278

	206,317	172,283
Less accumulated amortization	11,532	6,481

Total	$194,785	$165,802

Other Assets:
Debt issue costs	$1,623	$3,699
Long term prepaid maintenance	11,999	23,796
Cost basis investments in venture backed technology companies	5,512	14,465
Other investments	1,555	350
Derivative asset	599	—
Long term deposits	976	421

Total	$22,264	$42,731

Accrued Expenses and Other Current Liabilities:
Accrued vacation	$3,927	$3,659
Accrued salaries, wages and bonuses	5,499	3,673
Deferred revenue	1,602	2,122
Other	11,908	6,773

Total	$22,936	$16,227

NOTE 7—DEBT

In March of fiscal 2000, the Company issued $720.0 million aggregate principal amount of its 4% convertible subordinated debentures due March 2005. Net proceeds received by the Company, after costs of issuance, were approximately $702.0 million. Interest is payable in arrears semiannually on March 15 and September 15 of each year, beginning September 15, 2000. The debentures are convertible into the Company’s common stock at approximately $112.19 per share, subject to certain adjustments. Since March 15, 2003, the notes may be redeemed at the Company’s option at specified redemption prices. For the years ended September 30, 2003 and 2002, interest expense relating to the debentures aggregated $5.6 million and $14.1 million, respectively. At September 30, 2003 and 2002, outstanding debentures were $195.1 million and $263.7 million, respectively. As of September 30, 2003, the convertible subordinated debentures includes the fair value of interest rate swap of $0.6 million.

In fiscal 2002, the Company purchased $273.4 million aggregate principal amount of its debentures at prevailing market prices, for an aggregate of approximately $203.1 million in cash. As a result, the Company recorded a gain on extinguishment of debt of approximately $66.3 million, net of a portion of debt issue costs of $4.0 million, in the year ended September 30, 2002.

In fiscal 2003, the Company purchased $68.6 million principal amount of its debentures at prevailing market prices, for an aggregate amount of approximately $51.1 million. As a result, the Company recorded a gain on extinguishment of debt of approximately $16.5 million, net of deferred debt issuance costs of $1.0 million, in the year ended September 30, 2003.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other long-term debt at September 30, 2003 and 2002 consists of the following (in thousands):

	September 30,
	2003	2002
Term loan, interest at 4.02% per annum and maturing April 2005	$1,881	$—
Software and equipment financing, secured by equipment, interest ranging from 4.75% to 8.03% per annum and maturing through August 2005	3,141	—

	5,022	—
Less current portion	3,175	—

	$1,847	$—

In connection with the acquisition of Multilink, the Company assumed a term loan of $2.1 million due April 30, 2005, bearing interest at 4.02% per annum. In addition, the Company also assumed $3.1 million of vendor financing for software and equipment purchases entered into by Multilink during 2002 and 2001. These financing agreements bear interest ranging from 4.75% to 8.03% per annum and mature through August 23, 2005. The underlying assets collateralize the vendor financing.

The Company has a $12.5 million revolving line of credit agreement with a bank, which expires in January 2004. The agreement provides for interest to be paid monthly at the bank’s prime rate (4.00% on September 30, 2003). The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement and is prohibited from paying dividends without the consent of the bank. As of September 30, 2003 and 2002, no amounts were outstanding under the line of credit.

Maturities of long-term debt subsequent to September 30, 2003 are as follows (in thousands):

Years ending September 30:
2004	$3,175
2005	196,992
2006	—
2007	—
2008	—

$200,167

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In fiscal 2002 and 2003, the Company entered into several interest-rate related derivative instruments to manage its exposure on its debt instruments. The Company does not enter into derivative instruments for trading or speculative purposes.

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

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with the interest rate contract is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company uses fixed debt to finance its operations. The debt obligation exposes the Company to variability in the fair value of debt due to changes in interest rates. Management believes it is prudent to limit the variability. To meet this objective, management entered into interest rate swap agreements during fiscal 2002 and 2003 to manage fluctuations in debt resulting from interest rate risk and designated these agreements as hedging instruments in a fair value hedging relationship under SFAS No. 133. These swaps changed the fixed-rate exposure on the debt to variable. Under the terms of the interest rate swaps, the Company receives fixed interest rate payments and makes variable interest rate payments, thereby managing the value of debt.

Changes in the fair value of the interest rate swaps designated as hedging instruments that effectively offset the fair value variability associated with fixed-rate, long-term debt are reported in interest expense as a yield adjustment of the hedged debt.

Interest expense for the years ended September 30, 2002 and 2003 includes a de minimus amount of net losses representing fair value hedge ineffectiveness arising from slight differences between the fair value change in the interest rate swaps and the change in fair value of the hedged debt obligation.

Since fiscal 2002, the Company has recorded deferred gains totaling $12.4 million as a result of the termination of certain interest rate swap agreements. These gains are amortized over the respective remaining term of the convertible subordinated debentures due March 2005. For the years ended September 30, 2003 and 2002, the Company recognized gains of $2.8 million and $0.4 million, respectively.

As of September 30, 2003, the Company has one fixed to variable interest rate swap agreement with a notional value of approximately $195.0 million. The interest rate swap agreement was entered into on July 8, 2003 and expires on March 15, 2005. The swap has been designated as a fair value hedge.

NOTE 9—SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan.    The Company has an employee stock purchase plan for all eligible employees. During fiscal 2002, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 7.5 million shares to 13.0 million shares of common stock, and to change the length of the offering periods from six months to twenty-four months. Under the plan, employees may purchase shares of the Company’s common stock at twenty-four month intervals at 85% of the lower of the fair market value at the beginning and end of each interval. Employees purchase such stock using payroll deductions and annual contributions which may not exceed 20% of their compensation, including commissions and overtime, but excluding bonuses. In fiscal 2003, 2002 and 2001, 3,130,284, 1,778,872 and 167,598 shares, respectively, were issued under the plan at average prices of $1.76, $3.42 and $33.27. At September 30, 2003, 1,588,874 shares were reserved for future issuance.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to the 2001 Plan, the number of shares reserved under the Plan automatically increases by a number of shares equal to 4.0% of the Company’s common stock outstanding at the end of each fiscal year. Under all stock option plans, a total of 50,401,559 shares of common stock have been reserved for issuance as of September 30, 2003 (which increased to 58,972,261 effective October 1, 2003 pursuant to the terms of the 2001 Plan) and 4,452,252 (which increased to 13,022,954 effective October 1, 2003 pursuant to the terms of the 2001 Plan) remained available for future grant.

Activity under the employee stock option plans and Director’s Plan for fiscal 2003, 2002 and 2001 is as follows:

	Number of Shares	Option Price Per Share	Aggregate
	(in thousands)
Options outstanding at September 30, 2000	23,624,104	$.01–80.19	$377,639
Options:
Granted	10,998,154	.24–71.06	197,746
Exercised	(3,909,899)	.01–51.25	(25,906)
Canceled or expired	(1,318,803)	.01–80.19	(31,739)

Options outstanding at September 30, 2001	29,393,556	$.01–80.19	$517,740
Options:
Granted	16,384,825	1.26–12.43	120,304
Exercised	(939,318)	.01–9.56	(1,350)
Canceled or expired	(3,839,304)	.01–77.94	(62,514)

Options outstanding at September 30, 2002	40,999,759	$.01–80.19	$574,180
Options:
Granted	14,728,068	.24–5.52	23,532
Exercised	(3,061,747)	.01–7.27	(2,088)
Canceled or expired	(6,716,773)	.18–80.19	(104,268)

Options outstanding at September 30, 2003	45,949,307	$.01–80.19	$491,356

During fiscal 2003, the Company recorded unearned compensation related to stock options granted to founders and employees of certain acquired companies of $5.3 million. Such amounts are being amortized over the related vesting period, generally four years. Amortization of unearned compensation for the years ended September 30, 2003, 2002 and 2001 was $26.7 million, $29.5 million and $16.7 million, respectively.

The Company has, in connection with various acquisitions, assumed the stock option plans of each acquired company. The acquired companies granted the options prior to the acquisition by Vitesse. These options were then converted into Vitesse options based on the acquisition conversion ratio. As a result, when reviewing the above, there are certain options that appear to have been granted at less than fair market value, but which in fact represent grants given to employees of the acquired companies prior to their respective acquisitions by Vitesse. Other than the foregoing, all of the options grants made by Vitesse to employees and directors are granted at fair

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market value at the time of grant. A total of approximately 2.1 million shares of common stock have been issued under the assumed plans, and related options are outstanding as of September 30, 2003 and are included in the preceding table.

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of 9/30/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 9/30/03	Weighted Average Exercise Price
$ 0.01–$ 5.63	15,612,975	7.63	$ 1.66	7,164,472	$ 1.90
$ 6.00–$ 7.27	11,559,951	8.02	$ 7.27	4,129,050	$ 7.27
$ 8.06–$ 17.44	13,548,686	6.19	$13.31	8,498,184	$11.99
$17.88–$209.36	5,227,695	6.48	$38.48	3,691,383	$38.20

$ 0.01–$209.36	45,949,307	7.18	$10.69	23,483,089	$12.20

The Company accounts for stock-based compensation in accordance with the intrinsic-value method prescribed by APB 25. Under APB 25, compensation is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the option on the date of grant; this compensation is amortized over the vesting period.

Pro forma information regarding net loss and net loss per share is required under SFAS 123 and has been determined as if the Company had accounted for its stock-based awards under the fair value method, instead of the guidelines provided by APB 25. The fair value of awards was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including expected life and stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The per share value of options granted in connection with stock option plans and rights granted in connection with employee stock purchase plans reported below has been estimated at the date of grant with the following weighted average assumptions:

	Stock Option Plan Shares			Employee Stock Purchase Plan Shares
	2003	2002	2001	2003	2002	2001
Average expected life (years)	4.98	5.30	5.35	0.68	0.50	0.50
Expected volatility	1.01	1.00	0.70	1.06	1.00	0.70
Risk-free interest rate	3.29%	2.90%	3.95%	1.22%	1.44%	2.10%
Dividends	—	—	—	—	—	—
Weighted average fair values	$0.69	$5.67	$11.84	$1.04	$1.51	$12.95

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

	September 30,
	2003	2002	2001
Income tax expense (benefit) from continuing operations:
Current:
Federal	$(30)	$(15,433)	$67,991
State	(37)	(1,096)	11,273
Foreign	127	(3,049)	818

	$60	$(19,578)	$80,082
Deferred:
Federal	$—	$117,603	$(81,471)
State	—	25,365	(11,199)
Foreign	—	2,684	(1,142)

	$—	$145,652	$(93,812)
Total:
Federal	$(30)	$102,170	$(13,480)
State	(37)	24,269	74
Foreign	127	(365)	(324)

Total income tax expense (benefit) from continuing operations	$60	$126,074	$(13,730)

For fiscal 2001, $46.0 million of Federal current tax expense and $7.2 million of State current tax expense was a charge in lieu of taxes attributable to tax benefit from employee stock options.

	September 30,
	2003	2002	2001
Income tax benefit from discontinued operations:
Current:
Federal	$—	$—	$(2,071)
State	—	—	(344)
Foreign	—	—	—

	$—	$—	$(2,415)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

Total income tax benefit from discontinued operations	$—	$—	$(2,415)

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual income tax expense (benefit) differs from the expected tax expense (benefit) computed by applying the federal corporate tax rate of 35% for the years ended September 30, 2003, 2002 and 2001, to loss from continuing operations as follows (in thousands):

	September 30,
	2003	2002	2001
Expected tax benefit	$(45,944)	$(253,273)	$(42,211)
State income taxes, net of federal benefit	(4,244)	(12,782)	(162)
Rate differential on foreign income taxes	4,209	30,844	3,459
Research and development credits	(806)	(1,797)	(2,355)
Goodwill	—	122,265	26,882
In-process research and development	1,050	—	—
Reversal of exposure reserve	—	(19,517)	—
Increase in valuation allowance	45,305	256,517	—
Other	490	3,817	657

	$60	$126,074	$(13,730)

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets are summarized as follows (in thousands):

	September 30,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$197,992	$134,095
Research and development tax credits	21,807	19,854
Allowances and reserves	32,859	36,529
Deferred compensation	13,379	9,484
Depreciation and amortization	85,819	65,114
Federal AMT and foreign tax credits	121	121
California manufacturers’ investment credit	3,749	3,215
Other	10,094	1,159

Gross deferred tax assets	365,820	269,571
Less valuation allowance	(365,820)	(269,571)

Deferred tax asset	$—	$—

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. Accordingly, the Company has recorded a valuation allowance against its entire net deferred tax asset during the year ended September 30, 2003.

Consolidated U. S. loss from continuing operations before taxes was ($131.3) million, ($721.4) million and $(146.6) million for the years ended September 30, 2003, 2002 and 2001, respectively. The corresponding

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income (loss) before taxes for non U. S. based operations was ($111.7) million, ($101.1) million and ($12.5) million for the years ended September 30, 2003, 2002, and 2001, respectively.

The Company has cumulative losses from its foreign subsidiaries.

As of September 30, 2003, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $478.0 million, $457.0 million, and $85.0 million, respectively, which are available to offset future taxable income. The federal and state carryforward periods are through 2023 and 2013, respectively, while the foreign net operating loss carryforwards have various carryforward periods in several jurisdictions. Additionally the Company had research and development tax credit carryforwards for federal and state income tax purposes of $16.5 million and $8.2 million, respectively, which are available to offset future income taxes, if any, through 2023. Included in gross deferred tax assets at September 30, 2003 are $30.0 million related to prior acquisitions which, when recognized through a reduction of the valuation allowance, will be recorded to goodwill, and $7.0 million related to tax benefit from stock options which, when recognized through a reduction of the valuation allowance, will be recorded as additional paid in capital.

NOTE 11—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND SEGMENT INFORMATION

In fiscal 2003, one customer, EMC Corporation, accounted for 16% of total revenues. In fiscal 2001 and fiscal 2002, no customer accounted for greater than 10% of total revenues and total trade receivables as of each year end.

The Company generally sells its products to customers engaged in the design and/or manufacture of high technology products either recently introduced or not yet introduced to the marketplace. Substantially all the Company’s trade accounts receivable are due from such sources. The one major customer who accounted for 16% of total revenues aggregated 17% of total trade receivables at September 30, 2003.

The Company has one reportable operating segment as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Substantially all long-lived assets are located in the United States.

Revenues from storage products were $82.9 million, $58.1 million $81.0 million in fiscal 2003, 2002, and 2001, respectively. Revenues from enterprise products were $35.8 million, $30.0 million and $52.0 million in fiscal 2003, 2002 and 2001, respectively. Revenues from products targeting the metro market were $19.4 million in fiscal 2003, $21.3 million in fiscal 2002 and $40.0 million in fiscal 2001. Revenues from the Company’s legacy products including those targeting the long-haul communications market and ASICs for the ATE and military markets were $18.3 million in fiscal 2003, $42.3 million in fiscal 2002 and $210.9 million in fiscal 2001.

Revenues are summarized by geographic area as follows (in thousands):

	2003	2002	2001
United States	$109,782	$115,357	$294,237
Japan	18,416	14,285	29,353
Canada	3,509	8,214	23,288
Singapore	8,743	1,928	912
Other	15,921	11,954	36,115

	$156,371	$151,738	$383,905

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—RETIREMENT SAVINGS PLAN

The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. The contributions are fully vested and nonforfeitable at all times. The Company does not make matching contributions under the plan.

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company has entered into several agreements to lease equipment. All of these leases have initial terms of three to five years and options to renew for an additional one to three years. The Company has the option to purchase the equipment at the end of each initial lease term, and at the end of each renewal period for the lessor’s original cost, which is not less than the fair market value at each option date. If the Company elects not to purchase the equipment at the end of each of the leases, the Company would guarantee a residual value to the lessors equal to 80% to 84% of the lessors’ cost of the equipment equal to $71.4 million. As of September 30, 2003, the lessors had advanced a total of $14.3 million under these leases, and held $57.1 million as cash collateral, which amount is included in restricted long-term deposits.

The Company also leases facilities and certain machinery and equipment under noncancellable operating leases that expire through 2008.

Approximate minimum rental commitments under all noncancellable operating leases as of September 30, 2003 are as follows (in thousands):

Year ending September 30:
2004	$4,019
2005	3,488
2006	2,082
2007	1,497
2008	1,550
Thereafter	334

Total minimum lease payments	$12,970

Rent expense totaled $6.3 million, $7.1 million and $9.2 million for the years ended September 30, 2003, 2002 and 2001, respectively.

The Company is a party to various investigations, lawsuits and claims arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company sells its products to its customers under contracts. Each contract contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s product is found to infringe upon certain intellectual property rights of a third party. The contract generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to, certain geography-based scope limitations and a right to replace an infringing product.

The Company’s management believes its internal development processes and other policies and practices limit the Company’s exposure related to the indemnification provisions of the contract. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the contract, the maximum amount of potential future payments, if any, related to such indemnification provisions cannot be determined.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2003 and 2002 was as follows:

	First Quarter	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)	Total Year
Fiscal Year 2003(2):
Revenues	$35,710	$38,132	$39,738	$42,791	$156,371
Gross profit	19,534	21,972	16,426	25,276	83,208
Loss from operations	(21,498)	(19,568)	(74,074)	(27,898)	(143,038)
Loss from continuing operations	(4,249)	(19,330)	(74,257)	(33,343)	(131,179)
Net loss	(11,049)	(25,146)	(94,993)	(36,001)	(167,189)
Loss from continuing operations per share—diluted(1)	(0.03)	(0.11)	(0.40)	(0.16)	(0.64)
Net loss per share—diluted(1)	(0.06)	(0.12)	(0.47)	(0.17)	(0.82)
Weighted average shares—diluted	200,250	201,694	203,704	208,722	203,801

Fiscal Year 2002(2):	(6)		(7)	(8)
Revenues	$38,164	$39,083	$38,881	$35,610	$151,738
Gross profit (loss)	4,790	18,603	(269)	18,459	41,583
Loss from operations	(116,405)	(37,624)	(598,471)	(35,407)	(787,907)
Income (loss) from continuing operations	(98,500)	(36,627)	(723,988)	9,404	(849,711)
Net income (loss)	(106,882)	(44,401)	(735,904)	3,661	(883,526)
Income (loss) from continuing operations per share—diluted(1)	(0.50)	(0.18)	(3.65)	0.05	(4.28)
Net income (loss) per share—diluted(1)	(0.54)	(0.22)	(3.71)	0.02	(4.45)
Weighted average shares—diluted	197,543	198,043	198,459	200,416	198,608

(1)	Net income (loss) per share is computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.
(2)	The Company has reclassified the results of operations of its line of optical module products to discontinued operations for all quarters presented.
(3)	Results include a $0.3 million restructuring charge in connection with workforce reduction and office closures.
(4)	Results include a $6.8 million charge for the write-off of excess and obsolete inventories, a $48.1 million charge for the impairment of fixed assets, and a $1.0 million restructuring charge in connection with workforce reduction and office closures.
(5)	Results include a $3.1 million charge for the impairment of fixed assets, a $3.0 million charge for IPR&D, a $5.2 million charge for the impairment of other long-term investments and a $1.5 million restructuring charge in connection with workforce reduction.
(6)	Results include a $12.0 million charge for the write-off of excess and obsolete inventories, a $63.2 million charge for the impairment of fixed assets, and a $1.1 million restructuring charge in connection with workforce reduction and office closures.
(7)	Results include a $17.2 million charge for the write-off of excess and obsolete inventories, a $107.2 million charge for the impairment of fixed assets, a $398.9 million charge for the impairment of goodwill and intangible assets related to certain acquisitions, a net tax charge of $126.2 million relating to an increase to the valuation allowance, a $34.2 million charge for contract settlement costs, a $2.1 million restructuring charge in connection with office closures and a $3.0 million charge related to an increase in the allowance for doubtful accounts.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	Results include a $5.0 million charge for the impairment of other long-term investments and a $3.0 million restructuring charge in connection with workforce reduction.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods.

Internal Control over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2003, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is set forth under the caption “Nominees for the Board of Directors” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders, with respect to directors, and under the caption “Executive Officers of the Registrant” in Part 1 of this report, with respect to executive officers.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers. Our Code of Business Conduct and Ethics is posted on our website, www.vitesse.com, under the “Investors—Corporate Governance” caption. We intend to disclose on our website any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics that applies to our Chief Executive Officer, our Chief Financial Officer or our other senior financial officers.

Item 11.    Executive Compensation

Information concerning executive compensation is set forth under the captions “Compensation of Executive Officers” and “Director Compensation” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is set forth under the captions “Principal Ownership of Vitesse Semiconductor Corporation Common Stock” and “Equity Compensation Plan Information” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accounting Fees and Services

Information concerning principal accounting fees and services is set forth under the captions “Audit Fees”, “Financial Information Systems Design and Implementation Fees” and “All Other Fees” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

		Page
1.	Financial Statements:

	Independent Auditors’ Report	37

	Consolidated Balance Sheets as of September 30, 2003 and 2002	38

	Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001	39

	Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended September 30, 2003, 2002 and 2001	40

	Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001	41

	Notes to Consolidated Financial Statements	42

2.	Consolidated Financial Statement Schedule:

	For the three fiscal years ended September 30, 2003—II—Valuation and Qualifying Accounts	66

All other schedules are omitted because they are not applicable or are not required.

3.	Exhibits:

	See Item 15(c) below.

(b)	Reports on Form 8-K

	On July 22, 2003 we furnished a report on Form 8-K under item 12 disclosing that we announced our financial results for the quarter ended June 30, 2003 and attaching the corresponding press release.

(c)	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

3.1(2)	Certificate of Incorporation of Registrant, as amended to date.

3.2(1)	Bylaws of Registrant as amended to date.

4.1(1)	Specimen of Company’s Common Stock Certificate.

4.2(2)	Indenture, dated as of March 13, 2000, between the Company and State Street Bank and Trust Company of California, N.A., as Trustee.

4.3(2)	Resale Registration Rights Agreement, dated as of March 13, 2000, between the Company and Lehman Brothers Inc., Goldman, Sachs & Co. and Prudential Securities Incorporated.

10.1(1)	1989 Stock Option Plan.

10.2(1)	1991 Stock Option Plan.

10.3(1)	1991 Employee Stock Purchase Plan.

10.4(1)	1991 Directors’ Stock Option Plan.

10.5(3)	2001 Stock Incentive Plan.

23.1	Accountant’s Consent

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. § 1350

(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (File no. 33-43548), effective December 10, 1991.
(2)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2000.
(3)	Incorporated by reference from the Company’s registration statement on Form S-8 (File no. 333-55466), effective February 13, 2001.

(d)	Financial Statement Schedules

See Item 15(a) above.

VITESSE SEMICONDUCTOR CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

Years ended September 30, 2003, 2002 and 2001

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Year ended September 30, 2003
Deducted from Inventories:
Reserve for obsolescence	$8,588	$—	$7,380	$1,208
Deducted from Accounts Receivable:
Allowance for doubtful accounts	9,288	1,922	10,412	798
Allowance for sales returns	5,500	300	3,869	1,931
Year ended September 30, 2002
Deducted from Inventories:
Reserve for obsolescence	$8,588	$30,533	$30,533	$8,588
Deducted from Accounts Receivable:
Allowance for doubtful accounts	13,697	14,299	18,708	9,288
Allowance for sales returns	5,862	5,035	5,397	5,500
Year ended September 30, 2001
Deducted from Inventories:
Reserve for obsolescence	$12,657	$46,531	$50,600	$8,588
Deducted from Accounts Receivable:
Allowance for doubtful accounts	6,901	9,871	3,075	13,697
Allowance for sales returns	3,224	10,004	7,366	5,862

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION

By:	/s/ EUGENE F. HOVANEC
Eugene F. Hovanec Vice President, Finance & Chief Financial Officer

Date:	December 16, 2003

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOUIS R. TOMASETTA Louis R. Tomasetta	President and Chief Executive Officer (Principal Executive Officer)	December 16, 2003

/s/ EUGENE F. HOVANEC Eugene F. Hovanec	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 16, 2003

/s/ VINCENT CHAN Vincent Chan	Director	December 16, 2003

/s/ JAMES A. COLE James A. Cole	Director	December 16, 2003

/s/ ALEX DALY Alex Daly	Director	December 16, 2003

/s/ JOHN C. LEWIS John C. Lewis	Chairman of the Board of Directors	December 16, 2003

CERTIFICATIONS

Certification of Chief Executive Officer

I, Louis Tomasetta, certify that:

1.	I have reviewed this annual report on Form 10-K of Vitesse Semiconductor Corporation (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: December 16, 2003

/s/ Louis R. Tomasetta
President and Chief Executive Officer (Principal Executive Officer)

Certification of Chief Financial Officer

I, Eugene Hovanec, certify that:

1.	I have reviewed this annual report on Form 10-K of Vitesse Semiconductor Corporation (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: December 16, 2003

/s/ Eugene F. Hovanec
Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Certification Pursuant to 18 U.S.C. § 1350

The certification set forth below is being submitted in connection with this annual report on Form 10-K (the “report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Louis R. Tomasetta, the Chief Executive Officer and Eugene F. Hovanec, the Chief Financial Officer of Vitesse Semiconductor Corporation, each certifies that, to the best of his knowledge:

1.	the report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Vitesse Semiconductor Corporation.

Date: December 16, 2003

/s/ Louis R. Tomasetta
President and Chief Executive Officer (Principal Executive Officer)

/s/ Eugene F. Hovanec
Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)