Form 10-Q
period 2003-12-31
VITESSE SEMICONDUCTOR CORP
filed 2004-02-13
CIK 880446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

As of January 31, 2004, there were 214,793,291 shares of $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

PART I

FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$48,672	$48,119
Short-term investments (principally marketable securities)	178,301	186,455
Accounts receivable, net	36,620	35,171
Inventories, net	27,978	24,851
Prepaid expenses and other current assets	6,377	4,457

Total current assets	297,948	299,053

Property and equipment, net	92,152	92,541
Restricted long-term deposits	48,217	57,101
Goodwill, net	175,699	175,539
Other intangible assets, net	17,428	19,246
Other assets	22,901	22,264

	$654,345	$665,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,297	$3,175
Current portion of deferred gain	3,522	3,522
Current portion of accrued restructuring	10,456	17,290
Accounts payable	7,513	11,553
Accrued expenses and other current liabilities	25,840	22,936
Income taxes payable	2,365	1,913

Total current liabilities	52,993	60,389

Long-term accrued restructuring	8,837	10,633
Deferred gain on derivative instrument	4,927	5,808
Long-term debt	1,070	1,847
Other long-term liabilities	1,712	4,237
Convertible subordinated debt, including premium of $1,149 and $587 at December 31, 2003 and September 30, 2003, respectively	196,294	195,732
Minority interest	1,663	1,590
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 214,132,896 and 212,870,231 shares on December 31, 2003 and September 30, 2003, respectively	2,155	2,141
Additional paid-in capital	1,446,088	1,443,373
Deferred compensation	(14,875)	(21,440)
Accumulated other comprehensive income (loss)	(1)	2
Accumulated deficit	(1,046,518)	(1,038,568)

Total shareholders’ equity	386,849	385,508

	$654,345	$665,744

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	December 31, 2003	December 31, 2002
Revenues	$50,312	$35,710
Costs and expenses:
Cost of revenues	17,869	16,176
Engineering, research and development	25,721	26,158
Selling, general and administrative	12,257	13,993
Restructuring charge	86	—
Amortization of intangible assets	1,818	881

Total costs and expenses	57,751	57,208
Loss from continuing operations, before other income (expense) & income taxes	(7,439)	(21,498)

Interest income	807	1,401
Interest expense	(2,108)	(1,885)
Gain on extinguishment of debt	—	16,550
Other income	1,140	1,183

Other income (expense), net	(161)	17,249

Loss from continuing operations, before income taxes	(7,600)	(4,249)
Income tax expense	350	—

Loss from continuing operations	(7,950)	(4,249)
Loss from discontinued operations	—	(6,800)

Net loss	$(7,950)	$(11,049)

Net loss per share – basic and diluted:
Continuing operations – basic and diluted	$(0.04)	$(0.02)
Discontinued operations – basic and diluted	—	(0.04)

Net loss per share – basic and diluted:	(0.04)	(0.06)

Shares used in per share computations:
Basic and diluted	213,563	200,250

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net loss from continuing operations	$(7,950)	$(4,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,739	8,127
Amortization of debt issue costs	278	285
Amortization of deferred compensation	5,684	5,547
Other compensation expense	387	—
Gain on extinguishment of debt	—	(16,550)
Gain on derivative instruments	(901)	(868)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(1,449)	2,158
Inventories, net	(3,127)	(680)
Prepaid expenses and other current assets	(1,920)	(82)
Other assets	(333)	623
Increase (decrease) in:
Accounts payable	(4,040)	(4,424)
Accrued expenses and other current liabilities	2,744	1,354
Accrued restructuring	(2,818)	(2,263)
Income taxes payable	452	—

Net cash used in operating activities	(3,254)	(11,022)

Cash flows from investing activities:
Purchases of investments	(146,674)	(192,392)
Proceeds from sale of investments	154,825	180,423
Capital expenditures	(4,460)	(317)
Restricted long-term deposits	—	256
Additional payment for business acquisition	(600)	—

Net cash provided by (used) in investing activities	3,091	(12,030)

Cash flows from financing activities:
Repurchase of convertible subordinated debt	—	(51,052)
Principal payments under long-term debt	(655)	—
Capital contributions by minority interest limited partners	141	—
Distribution to Venture Fund partners from sale of investments	(68)	—
Proceeds from issuance of common stock, net	1,298	154

Net cash provided by (used) in financing activities	716	(50,898)

Increase (decrease) in cash and cash equivalents	553	(73,950)
Cash used in discontinued operations	—	(1,978)

Net increase (decrease) in cash and cash equivalents	553	(75,928)
Cash and cash equivalents at beginning of period	48,119	109,968

Cash and cash equivalents at end of period	$48,672	$34,040

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$132	$15

Income taxes	$80	$15

Supplemental disclosures of non-cash transactions:
Acquisition of equipment under operating leases	$3,072	$27,500
Issuance of stock in business acquisition	$2,080	$—
Minority interest limited partners’ share of impaired other long-term investments	$23	$—
Additional liabilities assumed in business acquisition	$160	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and include the accounts of Vitesse Semiconductor Corporation and its subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated. In management’s opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. This report should be read in conjunction with the audited financial statements presented in the 2003 Annual Report on Form 10-K. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company’s audited financial statements for fiscal year 2003 contained in the Annual Report have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.

Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with maturities over three months and up to one year are considered short-term investments and investments with maturities over one year are considered long-term investments. Cash equivalents and investments are principally comprised of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. The Company classifies its securities included under investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. All maturities of debt securities classified as held-to-maturity are within three years. Marketable securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments, net of any related tax effect, are included in equity as a separate component of shareholders’ equity. As of December 31, 2003 and September 30, 2003, all investments were classified as available-for-sale.

Derivative Instruments and Hedging Activities

The Company utilizes interest rate swap agreements to manage interest rate exposures in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133. As of December 31, 2003, the Company had one such interest rate swap agreement outstanding and had designated it as a fair-value hedge. Accordingly, the changes in fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. Gains realized on the termination of interest rate swap agreements are being recognized in earnings over the remaining term of the respective long-term debt.

Computation of Net Loss per Share

Stock options and other convertible securities exercisable for 48,428,693 and 51,019,489, shares that were outstanding as of December 31, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share, as the effect of their inclusion would be antidilutive. The antidilutive common stock equivalents consist of employee stock options, convertible subordinated debentures that are convertible into the Company’s common stock at a conversion price of $112.19, and consideration for a business acquisition that is payable in stock or cash at the Company’s option.

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

The following tables illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Dec. 31, 2003	Dec. 31, 2002
Net loss as reported	$(7,950)	$(11,049)
Add: Stock-based employee compensation expense included in reported net loss	5,684	6,362
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	(12,155)	(17,533)
Adjusted net loss	$(14,421)	$(22,220)
Net loss per share as reported—basic and diluted	(0.04)	$(0.06)
Adjusted net loss per share—basic and diluted	$(0.07)	$(0.11)

The Company has an employee stock purchase plan for all eligible employees. During fiscal 2002, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 7.5 million shares to 13.0 million shares of common stock, and to change the length of the offering periods from six months to twenty-four months. Under the plan, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of the lower of the fair market value at the beginning of the twenty-four month offering period and end of the six-month purchase interval. Employees purchase such stock using payroll deductions and annual contributions which may not exceed 20% of their compensation, including commissions and overtime, but excluding bonuses.

On January 26, 2004, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 13.0 million shares to 21.5 million shares of common stock. Without the approved amendment, the Company would not have had sufficient shares available to fulfill the six month purchase interval ending January 31, 2004 in which case the Company would have allocated the remaining shares reserved for issuance on a pro rata basis under the terms of the plan. The portion of the shares approved which were used to fulfill the January 31, 2004 six month purchase interval of 317,389 shares are considered compensatory and will be recorded under the variable method of accounting in accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, as the stock price on January 26, 2004 did not meet the market discount criterion under APB Opinion No. 25. Accordingly during the quarter ending March 31, 2004, the Company will record stock-based employee compensation expense of $2.0 million related to the six-month interval ending January 31, 2004. At January 26, 2004, the Company had two overlapping twenty four month offering periods with purchase prices of $1.76 and $5.48, which expire on January 31, 2005 and July 31, 2005, respectively. The shares used to fulfill the future six month purchase intervals under these offering periods will also be accounted for under the variable method of accounting with corresponding stock-based compensation expense recorded for the difference between the fair value of the stock at the end of the six month purchase interval and the offering period purchase prices of $1.76 and $5.48. During the quarter ending March 31, 2004 the Company estimates it will record stock-based compensation expense of $10.4 million related to the future six-month purchase intervals under these offering periods. The corresponding stock-based compensation expense will be recorded in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Reclassifications

Where necessary, prior periods’ information has been reclassified to conform to the current period condensed consolidated financial statement presentation.

Note 2. Restructuring Costs

Restructuring Cost

Due to the prolonged downturn in the industries in which the Company operates, the Company announced various restructuring plans between the quarters ended June 2001 and June 2003. One such plan resulted in a charge during the quarter ended December 31, 2003. During the quarter ended June 30, 2003 the Company implemented a restructuring plan that included the closure of the 6-inch Gallium Arsenide (“GaAs”) wafer fabrication facility in Colorado Springs, Colorado. This restructuring plan included the termination of the manufacturing workforce associated with that facility, the write-down of certain manufacturing assets that were deemed to be impaired and the write-off of related prepaid maintenance for non-transferable maintenance contracts, as well as the write-down of the Colorado Springs facility. Additional restructuring costs of $0.1 million were recognized in the quarter ended December 31, 2003 related to additional severance expense.

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Total
Balance at September 30, 2003	$1,351	$5,932	$20,640	$27,923
Charged to expense	86	—	—	86
Non cash amounts	—	—	—	—
Cash payments	(254)	(929)	(7,533)	(8,716)

Balance at December 31, 2003	$1,183	$5,003	$13,107	$19,293

Workforce reduction included the cost of severance and related benefits of employees affected by the restructuring plans. The workforce charge for the quarter ended December 31, 2003 was determined based on SFAS No. 112.

Note 3. Discontinued Operations

In the third quarter of fiscal 2003, the Company decided to discontinue its line of optical module products due to continued depressed levels of demand for these products. In the fourth quarter of fiscal 2003, the Company entered into an agreement to sell certain assets of it optical module business to Avanex Corporation. The Company’s condensed consolidated statement of operations for the three months ended December 31, 2002, have been adjusted to reflect the operations of the optical module business as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The loss from operations of discontinued operations was $6.8 million, which includes stock-based compensation of $0.8 million in the three months ended December 31, 2002.

Note 4. Goodwill and Other Intangible Assets

The following table presents detail of the Company’s goodwill (in thousands):

Balance as of September 30, 2003	$175,539
Additional liabilities assumed in business acquisition	160

Balance as of December 31, 2003	$175,699

The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance
December 31, 2003
Customer relationships	$3,313	$(1,224)	$2,089
Technology	23,465	(8,381)	15,084
Covenants not to compete	4,000	(3,745)	255

Total	$30,778	$(13,350)	$17,428

September 30, 2003
Customer relationships	$3,313	$(1,036)	$2,277
Technology	23,465	(7,084)	16,381
Covenants not to compete	4,000	(3,412)	588

Total	$30,778	$(11,532)	$19,246

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year	Amount
2004	$4,707
2005	5,773
2006	4,392
2007	2,329
2008	227
Thereafter	—

Total	$17,428

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of December 31, 2003, there was no impairment of goodwill. Future goodwill impairment tests may result in charges to earnings.

Note 5. Inventories, net

Inventories consist of the following (in thousands):

	Dec. 31, 2003	Sept. 30, 2003
Raw materials	$561	$468
Work in process and finished goods	27,417	24,383

	$27,978	$24,851

Note 6. Derivative Instruments and Hedging Activities

In the first quarter of fiscal 2004, an interest-rate related derivative instrument was in effect to manage the Company’s exposure on its debt instruments. The Company does not enter into derivative instruments for trading or speculative purposes.

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

Interest expense for the three months ended December 31, 2003 and 2002 includes de minimus amounts of net losses representing fair value hedge ineffectiveness arising from slight differences between the fair value change in the interest rate swaps and the change in fair value of the hedged debt obligation.

Since fiscal 2002, the Company has recorded deferred gains totaling $12.4 million as a result of the termination of certain interest rate swap agreements. These gains are amortized over the respective remaining term of the convertible subordinated debentures due March 2005. In each of the quarters ended December 31, 2003 and 2002, the Company recognized gains of $0.9 million.

As of December 31, 2003, the Company has one fixed to variable interest rate swap agreement with a notional value of approximately $195.0 million. The interest rate swap agreement was entered into on July 8, 2003 and expires on March 15, 2005. The swap has been designated as a fair value hedge.

Note 7. Significant Customers, Concentration of Credit Risk and Segment Information

In the first quarter of fiscal 2004, one customer, EMC Corporation, accounted for greater than 10% of total revenues. In the first quarter of fiscal 2003, two customers accounted for 13% and 12% of total revenues, respectively.

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

Revenues from storage products were $23.7 million and $18.6 million in the first quarters of fiscal 2004 and 2003, respectively. Revenues from enterprise products were $10.1 million and $8.5 million in the first quarters of fiscal 2004 and 2003, respectively. Revenues from products targeting the metro market were $9.3 million in the first quarter of fiscal 2004 and $4.1 million in the first quarter of fiscal 2003. Revenues from legacy products were $7.2 million in the first quarter of fiscal 2004 and $4.5 million in the first quarter of fiscal 2003.

Revenues within the United States accounted for 50% and 77% of total revenues in the first quarters of fiscal 2004 and 2003, respectively.

Note 8. Subsequent Event

On February 3, 2004, the Company acquired all of the equity interests of Cicada Semiconductor Corporation (“Cicada”) in exchange for $65.5 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), in particular, in “Results of Operations—Revenues”, “—Cost of Revenues”, “—Interest Income and Interest Expense”, “—Other Income”, “—Liquidity and Capital Resources”, and “Impact of Recent Accounting Pronouncements”, and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Operating Results.”

Overview

We are a leading supplier of high-performance integrated circuits, principally targeted at systems manufacturers in the communications and storage industries. Within the communications industry, our products address the enterprise, metro and core segments of the communications network, where they enable data to be transmitted at high speeds and to be processed and switched under a variety of protocols. In the storage industry our products enable storage devices to be networked efficiently. Our customers include leading communications and storage original equipment manufacturers (“OEMs”) such as Alcatel, Cisco, EMC, Fujitsu, Hewlett Packard, Huawei, IBM, LSI Logic, Lucent, McData, Nortel, Siemens, Sun Microsystems, and Tellabs.

Over the past few years, the proliferation of the Internet and the rapid growth in volume of data being sent over local and wide area networks placed a tremendous strain on the communications infrastructure. The resulting demand for increased bandwidth created a need for both faster as well as more expansive networks. There has also been a growing trend by systems companies towards the outsourcing of integrated circuit (“IC”) design and manufacture to suppliers such as Vitesse. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has been growing significantly.

In the late 1990s and 2000, perceptions of exponential projected growth in network traffic accelerated the build-out of the communications infrastructure, leading to a significant increase in capital spending on communications and networking equipment. During this period, our customers began increasing orders for our products in anticipation of continued growth in demand for their products. At the end of fiscal 2000, however, business conditions changed suddenly. As credit tightened and the economy slipped into a recession, many carriers and service providers, faced with financial hardship, scaled back or, in some cases, ceased their operations. Additionally, as it became evident that the communications infrastructure had been built out in excess of true end-user demand, capital spending on networking equipment across the industry dropped sharply, and our customers began consuming a portion of excess inventories of our components that they had accumulated in previous years rather than placing new orders with us. As part of this widespread market downturn, we experienced a significant decline in sales. In response to these conditions, we implemented various restructuring plans during fiscal 2001, 2002 and 2003. These restructuring plans, which included the sale of our optical module business, the closure of our Colorado Springs wafer fabrication facility (“fab”) and other facilities, the termination of employees, cancellation of certain development projects and the write-down of certain assets, have significantly lowered our operating costs going forward. As a result of these cost reduction efforts, our operating costs in the first quarter of fiscal 2004 were approximately $2.5 million lower than in the fourth quarter of fiscal 2003.

Within the last year we have begun to see improvement in business conditions for our products, and our revenues increased from $35.7 million in the first quarter of fiscal 2003 to $50.3 million in the first quarter of fiscal 2004. Much of this improvement came from continued growth in the storage business and increased demand for next-generation SONET equipment in the metro area. Additionally, many of our products that were introduced within the last two years and that were designed into various customer applications during that period began moving into volume production.

We believe that the long-term prospects for the global communications and storage markets in which we participate remain strong for the following reasons:

•	Growing demand for bandwidth as a result of increased Internet usage and new data-intensive applications, which will spur demand for high-performance communications ICs;

•	Continuing, unabated demand for capacity to store increasing amounts of data ;

•	The need by carriers to upgrade their networks in order to offer additional services to their customers; and

•	Continued outsourcing by OEMs of IC design and manufacturing to semiconductor companies such as Vitesse.

Significant Events

Acquisitions

In February 2004, we completed our acquisition of all of the equity interests of Cicada in exchange for $65.5 million in cash. In connection with this acquisition, we expect to record certain acquisition related charges. We expect the Cicada products will contribute approximately $10.0 million in revenues in calendar 2004, with the majority to be recognized in the second half of the year. We further expect that our operating costs for the second quarter of fiscal 2004 will increase by approximately $1.5 million as a result of this transaction.

Results of Operations

Revenues

Revenues in the first quarter of fiscal 2004 were $50.3 million, an increase of 40.9% from the $35.7 million recorded in the first quarter of fiscal 2003.

Revenues from storage and enterprise products were $23.7 million and $10.1 million, respectively, in the first quarter of fiscal 2004, compared with $18.6 million and $8.5 million, respectively, in the first quarter of fiscal 2003. The increase in revenues in the first quarter of fiscal 2004 from these products is due to our continuing emphasis on these markets through the introduction of new products and enhanced marketing efforts. Additionally, due to the continuing need for networked storage solutions and an overall increase in capital spending at the enterprise level, we have seen orders from customers in this space increase sequentially over the past two years.

Revenues from products targeting the metro market were $9.3 million in the first quarter of fiscal 2004 compared to $4.1 million in the first quarter of fiscal 2003. The increase in metro revenues was due to growing demand for next-generation SONET equipment that is being deployed by carriers in the metro market in an effort to offer improved and augmented services to their end customers.

Revenues from our legacy products, which include long-haul telecommunications products and ASICs for a variety of other markets increased to $7.2 million in the first quarter of fiscal 2004 from $4.5 million in the first quarter of fiscal 2003. This increase was primarily due to the addition of certain products from the Multilink Technology Corporation (“Multilink”) acquisition as well as a few “last time buy” orders we received from customers in connection with the termination of our GaAs manufacturing operations. We do not anticipate revenues from these products to grow significantly during fiscal 2004, as we do not believe that capital spending for long-haul communications equipment will increase for the next few years.

It is customary for product prices in the semiconductor industry to decline over time. Most of these price decreases are negotiated in advance and are usually based on increased volumes or the passage of time. In the first quarters of fiscal 2004 and 2003, respectively, we did not experience abnormal price decreases for the majority of our products.

Since fiscal 2001, many of our customers have restructured operations, cut product development efforts, reduced excess component inventories and divested parts of their operations as a result of their clients’ fluctuating capital expenditure levels. We believe that even though the business environment of the markets in which we participate has shown modest signs of improvement, our revenues may be volatile for the remainder of fiscal 2004 as a result of fluctuating customer demand forecasts and inventory levels.

Cost of Revenues

Our cost of revenues was $17.9 million in the first quarter of fiscal 2004 compared to $16.2 million in the first quarter of fiscal 2003. As a percentage of total revenues, cost of revenues was 35.5% in the first quarter of fiscal 2004 and 45.3% in the first quarter of fiscal 2003. The decrease in cost of revenues as a percentage of total revenues in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was a result of increased revenues and our continued efforts to decrease fixed costs, including the closure of our internal GaAs fab. In the future, cost of revenues as a percentage of revenues may fluctuate based primarily on the demand for our products and the relative mix of the products that we sell.

Engineering, Research and Development Costs

Engineering, research and development expenses were $25.7 million in the first quarter of fiscal 2004 compared to $26.2 million in the first quarter of fiscal 2003. As a percentage of total revenues, engineering, research and development expenses were 51.1% in the first quarter of fiscal 2004 and 73.3% in the first quarter of fiscal 2003. The decrease in these expenses in both absolute dollars and as a percentage of revenues from the first quarter of fiscal 2003 was principally due to cost reductions from the restructuring plan implemented in fiscal 2003. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $12.3 million in the first quarter of fiscal 2004, compared to $14.0 million in the first quarter of fiscal 2003. As a percentage of total revenues, SG&A expenses were 24.4% in the first quarter of fiscal 2004, compared to 39.2% in the first quarter of fiscal 2003. The decrease in SG&A expenses in both absolute dollars and as a percentage of revenues from the prior period was primarily due to our continued efforts to streamline our cost structure.

Amortization of Intangible Assets

We elected to adopt SFAS No. 142 effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of October 1, 2001. There was no transitional impairment of goodwill upon adoption of Statement 142.

Amortization of other intangible assets was $1.8 million in the first quarter of fiscal 2004, compared to $0.9 million in the first quarter of fiscal 2003. The increase in amortization expense is the result of an increase in other intangible assets acquired in our fiscal 2003 acquisitions, including Multilink and APT Technologies, Inc. (“APT”). This was partially offset by the sale of our optical modules business in 2003, which enabled us to cease amortizing certain intangible assets.

Interest Income and Interest Expense

Interest income was $0.8 million in the first quarter of fiscal 2004 compared to $1.4 million in the first quarter of fiscal 2003. The decrease in interest income of $0.6 million from the prior period was the result of lower cash balances and short-term and long-term investments held throughout the period as well as a significant decline in interest rates earned on our cash and investment balances. The decrease in cash and investment balances was primarily the result of the repurchase of our convertible subordinated debentures in the quarters ended December 31, 2001, September 30, 2002 and December 31, 2002, as well as a fixed operating cash outflow in a period of reduced revenues.

Interest expense was $2.1 million in the first quarter of fiscal 2004 compared to $1.9 million in the first quarter of fiscal 2003. The increase in interest expense of $0.2 million from the prior period was primarily the result of a slightly higher floating rate on our interest rate swap agreement in effect since the fourth quarter of fiscal 2003 compared to the interest rate swap agreements in effect during the first quarter of fiscal 2003.

As a result of the interest rate swap agreements, our interest expense depends in part on the floating rate in effect on these agreements and the extent to which the floating rate is higher or lower than the fixed rate of our convertible subordinated debentures. If the floating rate on our interest rate swap agreements rises, our interest expense will be higher. Our interest expense could also decline to the extent that we repurchase any additional debentures. For additional information regarding the interest rate swap agreement, see Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements, “Derivative Instruments and Hedging Activities”.

Gain on Extinguishment of Debt

We did not record a gain on extinguishment of debt during the first quarter of fiscal 2004. During the first quarter of fiscal 2003, we purchased $68.6 million principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $51.1 million. As a result, in the first quarter of fiscal 2003 we recorded a gain on extinguishment of debt of approximately $16.6 million, net of a proportion of deferred debt issuance costs of $1.0 million.

Other Income

Other income, which consists principally of the amortization of deferred gains related to the termination of our interest rate swap agreements in fiscal 2003 and 2002, was $1.1 million in the first quarter of fiscal 2004 and $1.2 million in the first quarter of fiscal 2003. We will continue to amortize these gains over the remaining life of the convertible subordinated debentures, which mature in March 2005. For additional information regarding the interest rate swap agreement, see Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements, “Derivative Instruments and Hedging Activities”.

Loss from Discontinued Operations

We did not record a loss from discontinued operations in the first quarter of fiscal 2004. Loss from discontinued operations was $6.8 million in the first quarter of fiscal 2003, which was comprised of revenues of $2.5 million and a loss from operations of $9.3 million.

Income Tax Expense

For the first quarter of fiscal 2004, our total effective income tax rate was 4.6%. For the first quarter of fiscal 2003, our total effective income tax rate was 0%. No deferred tax benefit was allocated to discontinued operations in the first quarter of fiscal 2003.

Liquidity and Capital Resources

At December 31, 2003, we had $227.0 million in cash, cash equivalents and short-term investments, which we refer to as cash and investments. Cash and investments decreased by $7.6 million from $234.6 million as of September 30, 2003. This decrease was primarily due to the use of $3.3 million in operating activities and $4.5 million in capital expenditures, offset by $1.3 million in proceeds from stock option exercises.

Cash used in operating activities amounted to $3.3 million and consisted primarily of $48.9 million in receipts from customers, offset by $52.0 million in payments to vendors and employees. Cash receipts from customers increased by $1.6 million from the prior quarter due to increased revenues. However, payments to vendors and employees increased by approximately $6.4 million despite a $2.5 million decrease in total costs primarily due to (i) a $3.1 million purchase of wafer inventory from one of our foundries under a last time buy offer and (ii) $4.4 million in prepayment for insurance and software maintenance contracts.

During the first quarter of fiscal 2004 we invested approximately $4.5 million in capital equipment consisting primarily of $2.2 million in the buyout of a lease for certain test equipment and $2.3 million in the purchase of other equipment and tooling.

In the second quarter of fiscal 2004 we completed the acquisition of Cicada Semiconductor Corporation for approximately $65.5 million in cash. As a result, we expect our cash and investments to decline by between $60.0 to $65.0 million in the second quarter of 2004. Thereafter, we anticipate that if our revenues were to increase as forecasted, our cash and investment balance would also increase. We have an unused revolving line of credit with a bank in the amount of $25.0 million, which expires in March 2004, and is typically renewed on an annual basis. We believe that our cash flow from operations and the revolving line of credit will be adequate to finance our planned growth, operating needs and debt payments for the next twelve months. If we are unable to generate sufficient growth from operations, we believe that we can raise the necessary capital in the fixed income, equity or hybrid security markets.

Off-Balance Sheet Arrangements

We have entered into several agreements to lease equipment. All of these leases have initial terms of three to five years and options to renew for an additional one to three years. We have the option to purchase the equipment at the end of each initial lease term, and at the end of each renewal period for the lessor’s original cost, which is not less than the fair market value at each option date. If we elect not to purchase the equipment at the end of each of the leases, we would guarantee a residual value to the lessors equal to 80% to 84% of the lessors’ cost of the equipment equal to $60.3 million. As of December 31, 2003, the lessors had advanced a total of $12.1 million under these leases, and held $48.2 million as cash collateral, which amount is included in restricted long-term deposits.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts, Sales Returns Reserve and Revenue Recognition

We evaluate the collectibility of our accounts receivable based on a combination of factors. At December 31, 2003, we maintained an allowance for doubtful accounts and sales returns reserve of approximately 6.0% of gross accounts receivable. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the prevailing business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

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

At December 31, 2003, our allowance for doubtful accounts and sales returns was $2.3 million or 6.0% of gross receivables, compared to $2.7 million or 7.2% of gross receivables as of September 30, 2003. The decrease in the reserve as a percentage of gross receivables from the comparable period in the prior year is the result of a write off of the reserve for uncollectible receivables and an overall increase in receivables due to the increased sales.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, we provide appropriate reserves for such excess inventory. If we have previously recorded the value of such inventory determined to be in excess of projected demand, or if we determine that inventory is obsolete, we write off these inventories in the period the determination is made. Due to our exit from the GaAs manufacturing process in connection with the closure of our Colorado Springs, Colorado fab, we wrote off $6.8 million of excess and obsolete inventory in the quarter ended June 30, 2003. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of revenues in the period the revision is made.

Valuation of Goodwill, Purchased Intangible Assets and Long-Lived Assets

We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we evaluate the fair value of the goodwill of our one reporting unit to its carrying value. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on an income and market approach. Fair value of other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. See Note 4, “Goodwill and Other Intangible Assets”, Note 3, “Discontinued Operations” and Note 2, “Restructuring Costs”, of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

Accounting for Stock Based Compensation

We account for stock based compensation in accordance with the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000. For options granted to employees, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We elected not to change to the fair value based method of accounting for stock-based employee compensation, but as allowed by SFAS No. 148, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

We have no options granted to employees in which the market price of the underlying stock exceeded the exercise price on the date of grant.

We have an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s common stock at six month intervals at 85% of the lower of the fair market value at the beginning of the twenty-four month offering period and end of the six month purchase interval. Employees purchase such stock using payroll deductions and annual contributions which may not exceed 20% of their compensation, including commissions and overtime, but excluding bonuses.

On January 26, 2004, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 13.0 million shares to 21.5 million shares of common stock. Without the approved amendment, we would not have had sufficient shares available to fulfill the six month purchase interval ending January 31, 2004 in which case we would have allocated the remaining shares reserved for issuance on a pro rata basis under the terms of the plan. The portion of the shares approved which were used to fulfill the January 31, 2004 six month purchase interval of 317,389 shares are considered compensatory and will be recorded under the variable method of accounting in accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, as the stock price on January 26, 2004 did not meet the market discount criterion under APB Opinion No. 25. Accordingly, we will record stock-based employee compensation expense of $2.0 million related to the six month interval ending January 31, 2004. At January 26, 2004, we had two overlapping twenty-four month offering periods with purchase prices of $1.76 and $5.48, which expire on January 31, 2005 and July 31, 2005, respectively. The shares used to fulfill the future six month purchase intervals under these offering periods will also be accounted for under the variable method of accounting with corresponding stock-based compensation expense recorded for the difference between the fair value of the stock at the end of the six month purchase interval and the offering period purchase prices of $1.76 and $5.48. As of January 26, 2004, we estimate total future stock-based employee compensation expense related to the future six month purchase periods of $24.0 million to be recognized through July 31, 2005 in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Factors that may cause variability in the stock-based employee compensation include our stock price and the amount of employee participation in the plan. If our stock price increased by 10% the estimated total stock-based employee compensation expense would be $29.2 million. If our stock price decreases 10% the estimated total stock-based employee compensation expense would be $22.9 million. If employees included in these offering periods elect to increase their participation by 10%, the estimated total stock-based employee compensation expense would be $28.4 million. If employees included in these offering periods elect to decrease their participation by 10%, the estimated total stock-based employee compensation expense would be $23.6 million.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. As of December 31, 2003 all tax benefits are subject to a 100% valuation allowance.

Impact of Recent Accounting Pronouncements

In December 2003, the FASB announced proposed modifications to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), an interpretation that it originally issued in February 2003. FIN 46 addresses the consolidation by business enterprises of variable interest entities (“VIEs”) that have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FASB’s proposed modifications to FIN 46, “Consolidation of Variable Interest Entities, an Interpretation to ARB No. 51,” (“Revised Interpretations”) result in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be special-purpose entities, for which the effective date is no later that the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations has not and is not expected to have an impact on our consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

In November 2002, the FASB’s Emerging Issues Task Force (EITF) issued EITF 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 did not have a material impact on our financial statements.

Factors That May Affect Future Operating Results

Operating Results May Fluctuate Significantly Due To Stock-Based Compensation Associated With our Employee Stock Purchase Plan

Certain shares authorized on January 26, 2004 for future common stock issuances under our employee stock purchase plan will be accounted for under the variable method of accounting. Factors that may cause variability in the related stock-based employee compensation include our stock price. If our stock price increases, the corresponding stock-based employee compensation expense will increase. If our stock price decreases, the stock-based employee compensation expense will decrease.

We Have Experienced Continuing Losses from Operations Since March 31, 2001, and We Expect That Our Operating Results Will Fluctuate in the Future

We have experienced continuing losses from operations since our revenues peaked in the quarter ended December 31, 2000. While our revenues have improved since the fourth quarter of fiscal 2002, they are still not sufficient to cover our operating expenses, and we anticipate future losses from operations as a result. Moreover, in fiscal 2001, 2002 and 2003 our operating results were materially and adversely affected by inventory write-downs, restructuring charges and impairment charges. We may be required to take additional similar charges in the future, which could have a material and adverse effect on our operating results. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

•	The loss of major customers;

•	Variations, delays or cancellations of orders and shipments of our products;

•	Increased competition from current and future competitors;

•	Reductions in the selling prices of our products;

•	Significant changes in the type and mix of products being sold;

•	Delays in introducing new products;

•	Design changes made by our customers;

•	Failure by third-party foundries to manufacture and ship products on time;

•	Changes in third-party foundries’ manufacturing capacity, utilization of their capacity and manufacturing yields;

•	Variations in product development costs;

•	Changes in our or our customers’ inventory levels;

•	Expenses or operational disruptions resulting from acquisitions; and

•	Sale or closure of discontinued operations.

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

The Market Price for Our Common Stock Has Been Volatile and Future Volatility Could Cause the Value of Your Investment in Our Company to Fluctuate

Our stock price has recently experienced significant volatility. In particular, our stock price declined significantly following announcements made by us and other semiconductor suppliers in fiscal 2001 and 2002 of reduced revenue expectations and of a general slowdown in the technology sector, particularly the optical networking equipment sector. While our revenues continue to improve since the fourth quarter of fiscal 2002, we expect that uncertainty regarding demand for our products will cause our stock price to continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

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

We Are Dependent on a Small Number of Customers in a Few Industries

We intend to continue focusing our sales efforts on a small number of customers in the communications and storage markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the quarter ended December 31, 2003, one customer, EMC Corporation, accounted for greater than 10% of total revenues. If any of our major customers were to delay orders of our products or stop buying our products, our business and financial condition would be severely affected.

We Depend on Third Party Foundries and Other Suppliers to Manufacture Substantially All of Our Current Products

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

Acquisitions May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert the Attention of Our Management

Within the last several years we have made a series of acquisitions, including a number of significant acquisitions. Our management frequently evaluates available strategic opportunities, and as a result we may pursue additional acquisitions of complementary products, technologies or businesses in the future. If we fail to achieve the financial and strategic benefits of past and future acquisitions, however, including our recent acquisitions of Cicada, Multilink and APT, our business and operating results will be materially and adversely affected. In undertaking future acquisitions we may:

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

For example, in fiscal 2002 we recorded impairment charges of $398.9 million associated with goodwill and other intangible assets related to past acquisitions. As of December 31, 2003, and after accounting for these impairment charges, we had an aggregate of $193.1 million of goodwill and other intangible assets on our balance sheet. As a result of our acquisition of Cicada, which was completed in the second quarter of fiscal 2004, we expect to incur transaction expenses, IPR&D charges and other expenses, and to record additional goodwill and other intangible assets on our balance sheet. These assets may be written down in the future to the extent they are deemed to be impaired and any such write-downs would adversely affect our results.

Our Industry Is Highly Competitive

The markets for our products are intensely competitive and subject to rapid technological advancement in design technologies, wafer-manufacturing techniques, process tools and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors. In the storage and enterprise markets, we principally compete against Agilent, Broadcom, Emulex, Marvell, PMC Sierra and QLogic while in the long haul and metro markets, our competitors include Agere Systems, Applied Micro Circuits Corporation, Mindspeed and PMC Sierra. We also compete with internal IC design units of systems companies such as Cisco Systems. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our product line. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

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

Our International Sales and Operations Subject Us to Risks That Could Adversely Affect Our Revenue and Operating Results

Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 50% and 23% of our total revenue in the first quarter of fiscal 2004 and 2003, respectively. International sales involve a variety of risks and uncertainties, including risks related to:

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

If We Are Not Successful in Protecting Our Intellectual Property Right, It May Harm Our Ability to Compete

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

Our Ability to Repurchase Our Debentures, If Required, with Cash, May Be Limited

Our subordinated debentures are due March 2005. After the close of the Cicada acquisition, our cash and investments will be less then the principal amount of the debt. Even though we expect to generate cash from operations to cover the shortfall, we cannot assure that we will have sufficient financial resources at such time, or will be able to arrange financing to cover the principal amount of the debentures.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Cash Equivalents, Short-term and Long-term Investments

Our cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Our investments are made in accordance with an investment policy approved by the Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are recorded at amortized cost, while available-for-sale investments are recorded at fair value. We did not have any held-to-maturity investments at December 31, 2003.

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

Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2003, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

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

In fiscal 2003 and 2002, we entered into several interest rate swap agreements to reduce the impact of interest rate changes on the fair value of our long-term debt. As of December 31, 2003, only one interest rate swap agreement was in effect. The swap agreements allowed us to swap long-term borrowings at fixed rates into variable rates that are anticipated to be lower than fixed rates available to us. As a result, the swaps effectively converted our fixed-rate debt to variable-rate debt and qualified for fair value hedge accounting treatment. Since this interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, changes in the fair value of the swap agreement were recorded as interest expense and matched by changes in the designated, hedged fixed-rate debt to the extent that such changes were effective and as long as the hedge requirements were met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying consolidated statements of operations, as a result of which we report interest expense at the hedge-effected interest rate. Gains realized on termination of interest rate swap agreements are being recognized in operations over the remaining term of the respective long-term debt.

Item 4. Controls and Procedures

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

Internal Control over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Act of 1934, as amended, and have concluded that there were no such changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits & Reports on Form 8-K

(a) Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Act of 1934

31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Act of 1934

32.1 Certification Pursuant to 18 U.S.C Section §1350

(b) Reports on Form 8-K

On December 29, 2003, we announced a definitive agreement to purchase Cicada Semiconductor Corporation.

On October 23, 2003 we furnished a report on Form 8-K under item 12 disclosing that we announced our financial results for the quarter ended September 30, 2003 and attaching the corresponding press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION

By:	/s/ EUGENE F. HOVANEC
Eugene F. Hovanec Vice President, Finance and Chief Financial Officer

February 13, 2004