Form 10-Q
period 2004-03-31
VITESSE SEMICONDUCTOR CORP
filed 2004-05-17
CIK 880446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 217,048,639 shares of $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

PART I

FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	September 30, 2003
ASSETS

Current assets:

Cash and cash equivalents	$43,370	$48,119
Short-term investments (principally marketable securities)	121,143	186,455
Accounts receivable, net	39,238	35,171
Inventories, net	30,652	24,851
Restricted cash	6,600	—
Prepaid expenses and other current assets	7,381	4,457

Total current assets	248,384	299,053

Property and equipment, net	87,736	92,541
Restricted long-term deposits	48,217	57,101
Goodwill, net	236,180	175,539
Other intangible assets, net	15,691	19,246
Other assets	20,512	22,264

	$656,720	$665,744

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$4,126	$3,175
Current portion of convertible subordinated debt, including premium of $65 at March 31, 2004	195,210	—
Current portion of deferred gain	3,372	3,522
Current portion of accrued restructuring	9,552	17,290
Accounts payable	13,355	11,553
Accrued expenses and other current liabilities	21,475	22,936
Income taxes payable	2,514	1,913

Total current liabilities	249,604	60,389

Long-term accrued restructuring	7,662	10,633
Deferred gain on derivative instrument	4,197	5,808
Long-term debt	461	1,847
Other long-term liabilities	1,146	4,237
Convertible subordinated debt, including premium of $587 at September 30, 2003	—	195,732
Minority interest	1,627	1,590
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 216,831,434 and 212,870,231 shares on March 31, 2004 and September 30, 2003, respectively	2,184	2,141
Additional paid-in capital	1,462,835	1,443,373
Deferred compensation	(9,026)	(21,440)
Accumulated other comprehensive income (loss)	(1)	2
Accumulated deficit	(1,063,969)	(1,038,568)

Total shareholders’ equity	392,023	385,508

	$656,720	$665,744

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended			Six Months Ended
	March 31, 2004	March 31, 2003	December 31, 2003	March 31, 2004	March 31, 2003
Revenues	$56,034	$38,132	$50,312	$106,346	$73,842
Costs and expenses:
Cost of revenues	19,535	16,160	17,869	37,404	32,336
Engineering, research and development	29,349	26,609	25,953	55,302	52,767
Selling, general and administrative	11,441	13,714	12,025	23,466	27,707
Restructuring charge	196	336	86	282	336
Employee stock purchase plan compensation	10,338	—	—	10,338	—
Amortization of intangible assets	1,737	881	1,818	3,555	1,762

Total costs and expenses	72,596	57,700	57,751	130,347	114,908

Loss from operations, before other income	(16,562)	(19,568)	(7,439)	(24,001)	(41,066)
Interest income	508	1,196	807	1,315	2,597
Interest expense	(2,044)	(1,366)	(2,108)	(4,152)	(3,251)
Gain on extinguishment of debt	—	—	—	—	16,550
Other income	770	408	1,140	1,910	1,591

Other income (expense), net	(766)	238	(161)	(927)	17,487

Loss from continuing operations before income taxes	(17,328)	(19,330)	(7,600)	(24,928)	(23,579)
Income tax expense	123	—	350	473	—

Loss from continuing operations	(17,451)	(19,330)	(7,950)	(25,401)	(23,579)
Loss from discontinued operations, net of tax benefit	—	(5,816)	—	—	(12,616)

Net loss	$(17,451)	$(25,146)	$(7,950)	$(25,401)	$(36,195)

Net loss per share – basic and diluted:
Continuing operations – basic and diluted	$(0.08)	$(0.09)	$(0.04)	$(0.12)	$(0.12)
Discontinued operations – basic and diluted	—	(0.03)	—	—	(0.06)

Net loss per share – basic and diluted	$(0.08)	$(0.12)	$(0.04)	$(0.12)	$(0.18)

Shares used in per share computations:
Basic and diluted	215,652	201,694	213,563	214,675	201,053

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss from continuing operations	$(25,401)	$(23,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,287	16,899
Amortization of debt issue costs	556	563
Amortization of deferred compensation	11,418	11,022
Other compensation expense	11,186	—
Impairment of other long-term investments	119	76
Gain on extinguishment of debt	—	(16,550)
Gain on derivative instruments	(1,783)	(125)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(3,350)	2,209
Inventories, net	(5,585)	(4,293)
Prepaid expenses and other current assets	(2,543)	900
Other assets	574	1,992
Increase (decrease) in:
Accounts payable	1,783	3,423
Accrued expenses and other current liabilities	(4,459)	(6,802)
Accrued restructuring	(4,877)	(5,080)
Income taxes payable	601	(46)

Net cash used in operating activities	(2,474)	(19,391)

Cash flows from investing activities:
Purchases of investments	(386,522)	(223,194)
Proceeds from sale of investments	451,831	238,903
Capital expenditures	(6,985)	(3,237)
Restricted long-term deposits	—	366
Restricted cash	(6,600)	—
Business acquisition, net of cash acquired	(59,183)	(1,556)

Net cash provided by (used) in investing activities	(7,459)	11,282

Cash flows from financing activities:
Repurchase of convertible subordinated debt	—	(51,052)
Principal payments under long-term debt	(1,713)	—
Capital contributions by minority interest limited partners	141	—
Distribution to Venture Fund partners from sale of investments	(68)	—
Proceeds from issuance of common stock, net	6,824	3,162

Net cash provided by (used) in financing activities	5,184	(47,890)

Decrease in cash and cash equivalents	(4,749)	(55,999)
Cash used in discontinued operations	—	(4,796)

Decrease in cash and cash equivalents	(4,749)	(60,795)
Cash and cash equivalents at beginning of period	48,119	109,968

Cash and cash equivalents at end of period	$43,370	$49,173

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,546	$2,697

Income taxes	$144	$46

Supplemental disclosures of non-cash transactions:
Acquisition of equipment under operating leases	$3,072	$32,525
Issuance of stock in business acquisition	$2,727	$741
Issuance of stock options in business acquisition	$—	$2,025
Minority interest limited partners’ share of impaired other long-term investments	$36	$23
Additional liabilities assumed in business acquisition	$160	$—

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

Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with maturities over three months and up to one year are considered short-term investments and investments with maturities over one year are considered long-term investments. Cash equivalents and investments are principally comprised of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. The Company classifies its securities included under investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. All maturities of debt securities classified as held-to-maturity are within three years. Marketable securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments, net of any related tax effect, are included in equity as a separate component of shareholders’ equity. As of March 31, 2004 and September 30, 2003, all investments were classified as available-for-sale.

Derivative Instruments and Hedging Activities

The Company utilizes interest rate swap agreements to manage interest rate exposures in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133. As of March 31, 2004, the Company had one such interest rate swap agreement outstanding and had designated it as a fair-value hedge. Accordingly, the changes in fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. Gains realized on the termination of interest rate swap agreements are being recognized in earnings over the remaining term of the respective long-term debt.

Computation of Net Loss per Share

Stock options and other convertible securities exercisable for 51,134,674, 53,469,568, and 48,428,693, shares that were outstanding as of March 31, 2004 and 2003, and December 31, 2003, respectively, were not included in the computation of diluted net loss per share, as the effect of their inclusion would be antidilutive. The antidilutive common stock equivalents consist of employee stock options, convertible subordinated debentures that are convertible into the Company’s common stock at a conversion price of $112.19, and consideration for a business acquisition that is payable in stock or cash at the Company’s option.

Accounting for Stock Based Compensation

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

The following tables illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Three months ended			Six months ended
	March 31, 2004	March 31, 2003	Dec. 31, 2003	March 31, 2004	March 31, 2003
Net loss as reported	$(17,451)	$(25,146)	$(7,950)	$(25,401)	$(36,195)
Add: Stock-based employee compensation expense included in reported net loss	$16,072	$6,178	$5,684	$21,756	$12,540
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	$(14,187)	$(14,881)	$(12,155)	$(27,682)	$(32,414)
Adjusted net loss	$(15,566)	$(33,849)	$(14,421)	$(31,327)	$(56,069)
Net loss per share as reported – basic and diluted	$(0.08)	$(0.12)	$(0.04)	$(0.12)	$(0.18)
Adjusted net loss per share – basic and diluted	$(0.07)	$(0.17)	$(0.07)	$(0.15)	$(0.28)

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

On January 26, 2004, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 13.0 million shares to 21.5 million shares of common stock. Without the approved amendment, the Company would not have had sufficient shares available to fulfill the six month purchase interval ending January 31, 2004 in which case the Company would have allocated the remaining shares reserved for issuance on a pro rata basis under the terms of the plan. The portion of the shares approved which were used to fulfill the January 31, 2004 six month purchase interval of 317,389 shares are considered compensatory and were recorded under the variable method of accounting in accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, as the stock price on January 26, 2004 did not meet the market discount criterion under APB Opinion No. 25. Accordingly during the quarter ended March 31, 2004, the Company recorded stock-based employee compensation expense of $2.0 million related to the six-month interval ending January 31, 2004. At January 26, 2004, the Company had two overlapping twenty four month offering periods with purchase prices of $1.76 and $5.48, which expire on January 31, 2005 and July 31, 2005, respectively. The shares used to fulfill the future six month purchase intervals under these offering periods will also be accounted for under the variable method of accounting with corresponding stock-based compensation expense recorded for the difference between the fair value of the stock at the end of the six month purchase interval and the offering period purchase prices of $1.76 and $5.48. During the quarter ended March 31, 2004, the Company recorded stock-based compensation expense of $8.3 million related to the future six-month purchase intervals under these offering periods. The corresponding stock-based compensation expense is recognized in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Reclassifications

Where necessary, prior periods’ information has been reclassified to conform to the current period condensed consolidated financial statement presentation.

Note 2. Restructuring Costs

Restructuring Costs

Due to the prolonged downturn in the industries in which the Company operates, the Company announced various restructuring plans between the quarters ended June 2001 and June 2003. One such plan resulted in a charge during the six-month period ended March 31, 2004. During the quarter ended June 30, 2003 the Company implemented a restructuring plan that included the closure of the 6-inch Gallium Arsenide (“GaAs”) wafer fabrication facility in Colorado Springs, Colorado. This restructuring plan included the termination of the manufacturing workforce associated with that facility, the write-down of certain manufacturing assets that were deemed to be impaired and the write-off of related prepaid maintenance for non-transferable maintenance contracts, as well as the write-down of the Colorado Springs facility. Additional restructuring costs of $0.3 million were recognized in the six-month period ended March 31, 2004, related to additional severance expense.

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Total
Balance at September 30, 2003	$1,351	$5,932	$20,640	$27,923
Charged to expense	282	—	—	282
Non cash amounts	—	—	(5,812)	(5,812)
Cash payments	(1,032)	(1,859)	(2,288)	(5,179)

Balance at March 31, 2004	$601	$4,073	$12,540	$17,214

Workforce reduction included the cost of severance and related benefits of employees affected by the restructuring plans. The workforce charge for the six-month period ended March 31, 2004 was determined based on SFAS No. 112.

Note 3. Discontinued Operations

In the third quarter of fiscal 2003, the Company decided to discontinue its line of optical module products due to continued depressed levels of demand for these products. In the fourth quarter of fiscal 2003, the Company entered into an agreement to sell certain assets of its optical module business to Avanex Corporation. The Company’s condensed consolidated statement of operations for the three and six months ended March 31, 2003, have been adjusted to reflect the operations of the optical module business as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The loss from operations of discontinued operations was $5.8 million and $12.6 million for the three and six months ended March 31, 2003, which includes stock-based compensation of $0.7 million and $1.5 million, respectively.

Note 4. Purchase Accounting Business Combination

On February 3, 2004, the Company acquired all of the equity interests of Cicada Semiconductor Corporation (“Cicada”) in exchange for $65.5 million in cash. Cicada is a supplier of gigabit ethernet transceivers to developers of high-speed communications systems used in local area networks. Of the total purchase price, $6.6 million is being held in an escrow fund until the first anniversary of the closing date of the acquisition. The amount of the escrow fund to be delivered will be determined based on the attainment of certain terms and conditions in the merger agreement. The consideration was preliminarily allocated based on the fair values of the tangible assets and liabilities acquired, with the excess consideration of $60.5 million recorded as goodwill. The Company is in the process of obtaining all of the necessary information to finalize the allocation between goodwill and other intangible assets. The operations of Cicada are included from the date of acquisition.

Pro forma consolidated results of operations for the six month period ended March 31, 2004 and 2003 are summarized below to reflect the acquisition of Cicada as if it had occurred on October 1, 2003 and 2002, respectively (in thousands except per share data):

	Six months ended March 31,
	2004	2003
Revenues	$108,001	$75,215
Loss from continuing operations	(31,486)	(29,442)
Net loss	(31,486)	(42,058)
Net loss per share—basic and diluted	$(0.15)	$(0.21)

In addition to the purchase price, the acquisition agreement with Cicada obligates the Company to pay contingent cash consideration of up to $6.0 million based on continued employment of certain Cicada employees over the next four years.

Note 5. Goodwill and Other Intangible Assets

The following table presents detail of the Company’s goodwill (in thousands):

Balance as of September 30, 2003	$175,539
Goodwill acquired	60,481
Additional liabilities assumed in business acquisition	160

Balance as of March 31, 2004	$236,180

The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance
March 31, 2004
Customer relationships	$3,313	$(1,412)	$1,901
Technology	23,465	(9,675)	13,790
Covenants not to compete	4,000	(4,000)	—

Total	$30,778	$(15,087)	$15,691

September 30, 2003
Customer relationships	$3,313	$(1,036)	$2,277
Technology	23,465	(7,084)	16,381
Covenants not to compete	4,000	(3,412)	588

Total	$30,778	$(11,532)	$19,246

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year	Amount
2004	$2,970
2005	5,773
2006	4,392
2007	2,329
2008	227
Thereafter	—

Total	$15,691

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There was no impairment of goodwill during the six months ended March 31, 2004. Future goodwill impairment tests may result in charges to earnings.

Note 6. Inventories, net

Inventories consist of the following (in thousands):

	March 31, 2004	Sept. 30, 2003
Raw materials	$784	$468
Work in process and finished goods	29,868	24,383

	$30,652	$24,851

Note 7. Derivative Instruments and Hedging Activities

In the six months ended March 31, 2004, an interest-rate related derivative instrument was in effect to manage the Company’s exposure on its debt instruments. The Company does not enter into derivative instruments for trading or speculative purposes.

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

Interest expense for the six months ended March 31, 2004, includes de minimus amounts of net losses representing fair value hedge ineffectiveness arising from slight differences between the fair value change in the interest rate swaps and the change in fair value of the hedged debt obligation.

Since fiscal 2002, the Company has recorded deferred gains totaling $12.4 million as a result of the termination of certain interest rate swap agreements. These gains are amortized over the respective remaining term of the convertible subordinated debentures due March 2005. In the six months ended March 31, 2004, the Company recognized gains of $1.8 million.

As of March 31, 2004, the Company has one fixed to variable interest rate swap agreement with a notional value of approximately $195.0 million. The interest rate swap agreement was entered into on July 8, 2003 and expires on March 15, 2005. The swap has been designated as a fair value hedge.

Note 8. Significant Customers, Concentration of Credit Risk and Segment Information

In the second quarter of fiscal 2004, no customer accounted for greater than 10% of total revenues. In the second quarter of fiscal 2003, one customer accounted for greater than 10% of total revenues.

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

Revenues from storage products were $24.7 million and $20.2 million in the second quarters of fiscal 2004 and 2003, respectively. Revenues from enterprise products were $11.2 million and $8.9 million in the second quarters of fiscal 2004 and 2003, respectively. Revenues from products targeting the metro market were $11.4 million in the second quarter of fiscal 2004 and $5.0 million in the first quarter of fiscal 2003. Revenues from legacy products were $8.7 million in the second quarter of fiscal 2004 and $4.0 million in the first quarter of fiscal 2003.

Revenues within the United States accounted for 59% and 70% of total revenues in the second quarters of fiscal 2004 and 2003, respectively.

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

In the late 1990s and 2000, perceptions of exponential projected growth in network traffic accelerated the build-out of the communications infrastructure, leading to a significant increase in capital spending on communications and networking equipment. During this period, our customers began increasing orders for our products in anticipation of continued growth in demand for their products. At the end of fiscal 2000, however, business conditions changed suddenly. As credit tightened and the economy slipped into a recession, many carriers and service providers, faced with financial hardship, scaled back or, in some cases, ceased their operations. Additionally, as it became evident that the communications infrastructure had been built out in excess of true end-user demand, capital spending on networking equipment across the industry dropped sharply, and our customers began consuming a portion of excess inventories of our components that they had accumulated in previous years rather than placing new orders with us. As part of this widespread market downturn, we experienced a significant decline in sales. In response to these conditions, we implemented various restructuring plans during fiscal 2001, 2002 and 2003. These restructuring plans, which included the sale of our optical module business, the closure of our Colorado Springs wafer fabrication facility (“fab”) and other facilities, the termination of employees, cancellation of certain development projects and the write-down of certain assets, have resulted in significant reductions in our operating costs since fiscal 2001.

Within the last year we have begun to see improvement in business conditions for our products, and our revenues increased from $38.1 million in the second quarter of fiscal 2003 to $56.0 million in the second quarter of fiscal 2004. Much of this improvement came from continued growth in the storage business and increased demand for next-generation SONET equipment in the metro area. Additionally, many of our products that were introduced within the last two years and that were designed into various customer applications during that period began moving into volume production.

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

Significant Events

Acquisitions

In February 2004, we completed our acquisition of all of the equity interests of Cicada in exchange for $65.5 million in cash. In connection with this acquisition, we recorded approximately $0.3 million in acquisition related charges. We expect the Cicada products will contribute between $6.0 to $9.0 million in revenues for the remainder of calendar 2004. As a result of the acquisition of Cicada, our operating expenses in the second quarter of fiscal 2004 increased by $1.6 million.

Results of Operations

Revenues

Revenues in the second quarter of fiscal 2004 were $56.0 million, an increase of 47.0% from the $38.1 million recorded in the second quarter of fiscal 2003, and an increase of 11.3% from the $50.3 million recorded in the prior quarter. For the six months ended March 31, 2004, revenues were $106.3 million, an increase of 44.0% from the $73.8 million recorded in the six months ended March 31, 2003.

Revenues from storage and enterprise products were $24.7 million and $11.2 million, respectively, in the second quarter of fiscal 2004, compared with $20.2 million and $8.9 million, respectively, in the second quarter of fiscal 2003. The increase in revenues in the second quarter of fiscal 2004 from these products is due to our continuing emphasis on these markets through the introduction of new products and enhanced marketing efforts. Additionally, due to the continuing need for networked storage solutions and an overall increase in capital spending at the enterprise level, we have seen orders from customers in this space increase sequentially over the past two years.

Revenues from products targeting the metro market were $11.4 million in the second quarter of fiscal 2004 compared to $5.0 million in the second quarter of fiscal 2003. The increase in metro revenues was due to growing demand for next-generation SONET equipment that is being deployed by carriers in the metro market in an effort to offer improved and augmented services to their end customers.

Revenues from our legacy products, which include long-haul telecommunications products and ASICs for a variety of other markets increased to $8.7 million in the second quarter of fiscal 2004 from $4.0 million in the second quarter of fiscal 2003. This increase was primarily due to the addition of certain products from the Multilink Technology Corporation (“Multilink”) acquisition as well as a few “last time buy” orders we received from customers in connection with the termination of our GaAs manufacturing operations. We do not anticipate revenues from these products to grow significantly during fiscal 2004, as we do not believe that capital spending for long-haul communications equipment will increase for the next few years.

It is customary for product prices in the semiconductor industry to decline over time. Most of these price decreases are negotiated in advance and are usually based on increased volumes or the passage of time. In the second quarters of fiscal 2004 and 2003, respectively, we did not experience abnormal price decreases for the majority of our products.

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

Cost of Revenues

Our cost of revenues was $19.5 million in the second quarter of fiscal 2004 compared to $16.2 million in the second quarter of fiscal 2003 and $17.9 million in the prior quarter. As a percentage of total revenues, cost of revenues was 34.8% in the second quarter of fiscal 2004, 42.5% in the second quarter of fiscal 2003 and 35.6% in the prior quarter. For the six months ended March 31, 2004, cost of revenues was $37.4 million, or 35.2% as a percentage of total revenues, compared to $32.3 million, or 43.8% as a percentage of total revenues for the six months ended March 31, 2003. The decrease in cost of revenues as a percentage of total revenues in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 and the prior quarter, and for the six months ended March 31, 2004 compared to the same period last year was a result of increased revenues and our continued efforts to decrease fixed costs, including the closure of our internal GaAs fab. In the future, cost of revenues as a percentage of revenues may fluctuate based primarily on the demand for our products and the relative mix of the products that we sell.

Engineering, Research and Development Costs

Engineering, research and development expenses were $29.3 million in the second quarter of fiscal 2004 compared to $26.6 million in the second quarter of fiscal 2003 and $26.0 million in the prior quarter. For the six months ended March 31, 2004, engineering, research and development expenses were $55.3 million compared to $52.8 million in the six months ended March 31, 2003. As a percentage of total revenues, engineering, research and development expenses were 52.3% in the second quarter of fiscal 2004, 69.8% in the second quarter of fiscal 2003 and 51.7% in the prior quarter. For the six months ended March 31, 2004, engineering, research and development expenses as a percentage of total revenues decreased to 52.0% from 71.5%, in the comparable period a year ago. The increase in these expenses in both absolute dollars and as a percentage of revenues from the three and six months ended March 31, 2003 was the result of additional costs associated with our recent acquisition of Cicada and other acquisition related compensation charges. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $11.4 million in the second quarter of 2004, compared to $13.7 million in the second quarter of 2003 and $12.0 million in the prior quarter. For the six months ended March 31, 2004, SG&A expenses were $23.5 million compared to $27.7 million, in the comparable period a year ago. As a percentage of total revenues, SG&A expenses were 20.4 % in second quarter of fiscal 2004, compared to 36.0% in the second quarter of fiscal 2003 and 23.9% in the prior quarter. For the six months ended March 31, 2004, SG&A expenses as a percentage of total revenues decreased to 22.1% from 37.5%, in the comparable period a year ago. The decrease in both absolute dollars and as a percentage of revenues from the three and six months ended March 31, 2003 was primarily due to our efforts to streamline our cost structure.

Employee Stock Purchase Plan Compensation

We have an employee stock purchase plan for all eligible employees. In the second quarter of fiscal 2004, we recorded stock-based compensation expense of $10.3 million related to certain shares purchased under the plan for the purchase interval ended January 31, 2004 and for certain shares to be purchased under the plan for future purchase intervals ending through January 31, 2005 and July 31, 2005. See Note 1 of the Notes to our Unaudited Condensed Consolidated Financial Statements, “Basis of Presentation and Significant Accounting Policies” for further discussion.

Amortization of Intangible Assets

We elected to adopt SFAS No. 142 effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of October 1, 2001. There was no transitional impairment of goodwill upon adoption of Statement 142.

Amortization of other intangible assets was $1.7 million in the second quarter of fiscal 2004, compared to $0.9 million in the second quarter of fiscal 2003 and $1.8 million in the prior quarter. For the six months ended March 31, 2004, amortization of other intangible assets was $3.6 million compared to $1.8 million in the comparable period a year ago. The increase in amortization expense from the three and six months ended March 31, 2003 was the result of an increase in other intangible assets acquired in our fiscal 2003 acquisitions, including Multilink and APT Technologies, Inc. (“APT”). This was partially offset by the sale of our optical modules business in 2003, which enabled us to cease amortizing certain intangible assets.

Interest Income and Interest Expense

Interest income was $0.5 million in the second quarter of fiscal 2004 compared to $1.2 million in the second quarter of fiscal 2003 and $0.8 million in the prior quarter. For the six months ended March 31, 2004, interest income was $1.3 million compared to $2.6 million in the comparable period a year ago. The decrease in interest income of $0.7 million from the second quarter of fiscal 2003 and $0.3 from the prior period, and $1.3 million from the comparable period a year ago was the result of lower cash balances and short-term and long-term investments held throughout the period as well as a significant decline in interest rates earned on our cash and investment balances. The decrease in cash and investment balances has occurred for several principal reasons. First, in February 2004, we paid cash of approximately $65.5 million for the acquisition of Cicada. Secondly, we repurchased our convertible subordinated debentures in the quarter ended December 31, 2002. Finally, we have had a fixed operating cash outflow in a period of reduced revenues.

Interest expense was $2.0 million in the second quarter of fiscal 2004 compared to $1.4 million in the second quarter of fiscal 2003 and $2.1 million in the prior quarter. For the six months ended March 31, 2004, interest expense was $4.2 million compared to $3.3 million in the comparable period a year ago. The increase in interest expense of $0.6 million from the second quarter of fiscal 2003 and $0.9 million from the comparable period a year ago, was primarily the result of a slightly higher floating rate on our interest rate swap agreement in effect since the fourth quarter of fiscal 2003 compared to the interest rate swap agreements in effect during the first quarter of fiscal 2003. Interest expense for the second quarter of fiscal 2004 was relatively flat compared to the prior quarter due to a similar floating rate on our interest rate swap agreement in effect.

As a result of the interest rate swap agreements, our interest expense depends in part on the floating rate in effect on these agreements and the extent to which the floating rate is higher or lower than the fixed rate of our convertible subordinated debentures. If the floating rate on our interest rate swap agreements rises, our interest expense will be higher. Our interest expense could also decline to the extent that we repurchase any additional debentures. For additional information regarding the interest rate swap agreement, see Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements, “Derivative Instruments and Hedging Activities”.

Gain on Extinguishment of Debt

We did not record a gain on extinguishment of debt during the three and six months ended March 31, 2004. During the first quarter of fiscal 2003, we purchased $68.6 million principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $51.1 million. As a result, in the first quarter of fiscal 2003 we recorded a gain on extinguishment of debt of approximately $16.6 million, net of a proportion of deferred debt issuance costs of $1.0 million.

Other Income

Other income, which consists principally of the amortization of deferred gains related to the termination of our interest rate swap agreements in fiscal 2003 and 2002, was $0.8 million in the second quarter of fiscal 2004, $0.4 million in the second quarter of fiscal 2003 and $1.1 million in the prior quarter. For the six months ended March 31, 2004, other income was $1.9 million compared to $1.6 million in the comparable period a year ago. We will continue to amortize these gains over the remaining life of the convertible subordinated debentures, which mature in March 2005. For additional information regarding the interest rate swap agreement, see Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements, “Derivative Instruments and Hedging Activities”.

Loss from Discontinued Operations

We did not record a loss from discontinued operations in the three and six months ended March 31, 2004. Loss from discontinued operations was $5.8 million in the second quarter of fiscal 2003, which was comprised of revenues of $2.0 million and a loss from operations of $7.8 million.

Income Tax Expense

For the second quarter of fiscal 2004 and fiscal 2003, our total effective income tax rate was 1.9% and 0%, respectively. No deferred tax benefit was allocated to discontinued operations in the second quarter of fiscal 2003.

Liquidity and Capital Resources

At March 31, 2004, we had $164.5 million in cash, cash equivalents and short-term investments, which we refer to as cash and investments. Cash and investments decreased by $70.1 million from $234.6 million as of September 30, 2003. This decrease was primarily due to the acquisition of Cicada for which we paid $65.5 million in cash. It is also attributable to the use of $2.5 million in operating activities, $7.0 million in capital expenditures, and $1.7 million for debt repayments, offset by $6.8 million in proceeds from the issuance and sale of common stock pursuant to our stock option and stock purchase plans.

Cash used in operating activities amounted to $2.5 million and consisted primarily of $102.3 million in receipts from customers, offset by $103.4 million in payments to vendors and employees and $3.2 million in interest payments. Cash receipts from customers increased by $4.5 million from the prior quarter due to increased revenues. Payments to vendors and employees decreased by approximately $2.6 million due to certain payments for purchases of wafer inventory from one of our foundries under a last time buy offer and for insurance and software maintenance contracts which occurred in the previous quarter but which were not repeated in the current quarter.

During the first six months of fiscal 2004 proceeds from the sale of investments, net of purchases, of $65.3 million was used to fund the acquisition of Cicada in February 2004. We invested approximately $7.0 million in capital equipment consisting primarily of $2.2 million in the buyout of a lease for certain test equipment and $4.7 million in the purchase of other equipment and tooling.

Based on our current plan, we expect to generate positive cash flow from operations in the twelve months ending March 31, 2005 of approximately $35.0 million. We have no expected significant investment or financing cash outlays for the twelve month period ending March 31, 2005, and we therefore, anticipate these cash outlays to be similar to our recent such activity. In March 2004, we renewed our revolving line of credit with a bank in the amount of $25.0 million, which expires in March 2005, and is typically renewed on an annual basis. We must adhere to certain requirements and provisions to be in compliance with the terms of the agreement. As of March 31, 2004, there were no amounts outstanding under this line of credit. We believe that our available cash resources for the next twelve months, including our cash and investments as of March 31, 2004 of $164.5 million, our planned cash flow from operations of $35.0 million and the revolving line of credit facility of $25.0 million, will be adequate to finance our planned growth and the repayment of the 4% convertible subordinated debentures due March 2005 of $195.1 million. If we are unable to generate sufficient growth from operations, our board of directors has approved additional convertible debt funding of greater than $100.0 million.

Off-Balance Sheet Arrangements

We have entered into several agreements to lease equipment. All of these leases have initial terms of three to five years and options to renew for an additional one to three years. We have the option to purchase the equipment at the end of each initial lease term, and at the end of each renewal period for the lessor’s original cost, which is not less than the fair market value at each option date. If we elect not to purchase the equipment at the end of each of the leases, we would guarantee a residual value to the lessors equal to 80% to 84% of the lessors’ cost of the equipment equal to $60.3 million. As of March 31, 2004, the lessors had advanced a total of $12.1 million under these leases, and held $48.2 million as cash collateral, which amount is included in restricted long-term deposits.

Our acquisition agreements with Cicada and APT obligate us to pay certain contingent cash compensation based on continued employment and meeting certain revenue milestones over the next four years. As of March 31, 2004, total cash contingent compensation that could be paid under these acquisition agreements assuming all contingencies are met is $6.7 million.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts, Sales Returns Reserve and Revenue Recognition

We evaluate the collectibility of our accounts receivable based on a combination of factors. At March 31, 2004, we maintained an allowance for doubtful accounts and sales returns reserve of approximately 6.8% of gross accounts receivable. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the prevailing business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

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

At March 31, 2004, our allowance for doubtful accounts and sales returns was $2.9 million or 6.8% of gross receivables, compared to $2.7 million or 7.2% of gross receivables as of September 30, 2003. The decrease in the reserve as a percentage of gross receivables from the comparable period in the prior year is the result of a write off of the reserve for uncollectible receivables and an overall increase in receivables due to the increased sales.

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

Valuation of Goodwill, Purchased Intangible Assets and Long-Lived Assets

We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we evaluate the fair value of the goodwill of our one reporting unit to its carrying value. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on an income and market approach. Fair value of other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. See Note 5, “Goodwill and Other Intangible Assets”, Note 3, “Discontinued Operations” and Note 2, “Restructuring Costs”, of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We elected not to change to the fair value based method of accounting for stock-based employee compensation, but as allowed by SFAS No. 148, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123.

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

On January 26, 2004, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 13.0 million shares to 21.5 million shares of common stock. Without the approved amendment, we would not have had sufficient shares available to fulfill the six month purchase interval ending January 31, 2004 in which case we would have allocated the remaining shares reserved for issuance on a pro rata basis under the terms of the plan. The portion of the shares approved which were used to fulfill the January 31, 2004 six month purchase interval of 317,389 shares were considered compensatory and were recorded under the variable method of accounting in accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, as the stock price on January 26, 2004 did not meet the market discount criterion under APB Opinion No. 25. Accordingly, in the three months ended March 31, 2004, we recorded stock-based employee compensation expense of $2.0 million related to the six month interval ending January 31, 2004. At January 26, 2004, we had two overlapping twenty-four month offering periods with purchase prices of $1.76 and $5.48, which expire on January 31, 2005 and July 31, 2005, respectively. The shares used to fulfill the future six month purchase intervals under these offering periods will also be accounted for under the variable method of accounting with corresponding stock-based compensation expense recorded for the difference between the fair value of the stock at the end of the six month purchase interval and the offering period purchase prices of $1.76 and $5.48. As of January 26, 2004, we estimate total future stock-based employee compensation expense related to the future six month purchase periods of $24.0 million to be recognized through July 31, 2005 in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. During the quarter ended March 31, 2004, we recorded stock-based compensation expense of $8.3 million related to the future six-month purchase intervals under these offering periods. Factors that may cause variability in the stock-based employee compensation include our stock price and the amount of employee participation in the plan. If our stock price increased by 10% the estimated total stock-based employee compensation expense would be $29.2 million. If our stock price decreases 10% the estimated total stock-based employee compensation expense would be $22.9 million. If employees included in these offering periods elect to increase their participation by 10%, the estimated total stock-based employee compensation expense would be $28.4 million. If employees included in these offering periods elect to decrease their participation by 10%, the estimated total stock-based employee compensation expense would be $23.6 million.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. As of March 31, 2004 all tax benefits are subject to a 100% valuation allowance.

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

The Market Price for Our Common Stock Has Been Volatile and Future Volatility Could Cause the Value of Your Investment in Our Company to Fluctuate

Our stock price has recently experienced significant volatility. In particular, our stock price declined significantly following announcements made by us and other semiconductor suppliers in fiscal 2001 and 2002 of reduced revenue expectations and of a general slowdown in the technology sector, particularly the optical networking equipment sector. While our revenues have continued to improve since the fourth quarter of fiscal 2002, we expect that uncertainty regarding demand for our products will cause our stock price to continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

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

Operating Results May Fluctuate Significantly Due to Stock-Based Compensation Associated with Our Employee Stock Purchase Plan

Certain shares authorized on January 26, 2004 for future common stock issuances under our employee stock purchase plan will be accounted for under the variable method of accounting. Factors that may cause variability in the related stock-based employee compensation include our stock price. If our stock price increases, the corresponding stock-based employee compensation expense will increase. If our stock price decreases, the stock-based employee compensation expense will decrease. As a result, our stock price may have a significant influence on our operating results.

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

We Are Dependent on a Small Number of Customers in a Few Industries

We intend to continue focusing our sales efforts on a small number of customers in the communications and storage markets that require high-performance integrated circuits. Some of these customers are also our competitors. For the quarter ended March 31, 2004, no customer accounted for greater than 10% of total revenues. If any of our major customers were to delay orders of our products or stop buying our products, our business and financial condition would be severely affected.

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

For example, in fiscal 2002 we recorded impairment charges of $398.9 million associated with goodwill and other intangible assets related to past acquisitions. As of March 31, 2004, and after accounting for these impairment charges, we had an aggregate of $251.9 million of goodwill and other intangible assets on our balance sheet. As a result of our acquisition of Cicada, which was completed in the second quarter of fiscal 2004, we incurred transaction expenses and other expenses, and recorded preliminary goodwill of $60.5 million. We are in the process of obtaining all of the necessary information to finalize the valuation of the acquisition, including the allocation between goodwill and other intangible assets and any IPR&D charges. These assets may be written down in the future to the extent they are deemed to be impaired and any such write-downs would adversely affect our results.

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

Our International Sales and Operations Subject Us to Risks That Could Adversely Affect Our Revenue and Operating Results

Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 41% and 30% of our total revenue in the second quarter of fiscal 2004 and 2003, respectively. International sales involve a variety of risks and uncertainties, including risks related to:

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

Our Ability to Repurchase Our Debentures, If Required, with Cash, May Be Limited

Our subordinated debentures are due March 2005. As a result of the Cicada acquisition, our cash and investments are less than the principal amount of the debt. Even though we expect to generate cash from operations to cover the shortfall, we cannot assure that we will have sufficient financial resources at such time, or will be able to arrange financing to cover the principal amount of the debentures.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Cash Equivalents, Short-term and Long-term Investments

Our cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Our investments are made in accordance with an investment policy approved by the Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are recorded at amortized cost, while available-for-sale investments are recorded at fair value. We did not have any held-to-maturity investments at March 31, 2004.

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

Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2004, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

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

In fiscal 2003 and 2002, we entered into several interest rate swap agreements to reduce the impact of interest rate changes on the fair value of our long-term debt. As of March 31, 2004, only one interest rate swap agreement was in effect. The swap agreements allowed us to swap long-term borrowings at fixed rates into variable rates that are anticipated to be lower than fixed rates available to us. As a result, the swaps effectively converted our fixed-rate debt to variable-rate debt and qualified for fair value hedge accounting treatment. Since this interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, changes in the fair value of the swap agreement were recorded as interest expense and matched by changes in the designated, hedged fixed-rate debt to the extent that such changes were effective and as long as the hedge requirements were met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying consolidated statements of operations, as a result of which we report interest expense at the hedge-effected interest rate. Gains realized on termination of interest rate swap agreements are being recognized in operations over the remaining term of the respective long-term debt.

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

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On January 26, 2004, we held our regular Annual Meeting of Stockholders. The purpose of the meeting was to elect Directors to serve for the ensuing year, to approve an amendment to the Company’s 1991 Employee Stock Purchase Plan and to ratify the appointment of KPMG LLP as our independent auditors for the 2003 fiscal year. The following individuals were elected to serve as Directors for the ensuing year:

Name	Votes for	Votes Against	Withheld
Vincent Chan	170,019,119	—	7,316,193
James A. Cole	169,593,446	—	7,741,866
Alex Daly	169,083,514	—	8,251,798
John C. Lewis	169,541,345	—	7,793,967
Louis R. Tomasetta	173,560,898	—	3,774,414

Additionally, the following items were voted upon and approved by the shareholders:

	Votes for	Against or withheld	Abstain	Non-vote
Approve an amendment to the Company’s 1991 Employee Stock Purchase Plan	92,049,632	9,026,114	565,094	75,694,472
Ratification of appointment of KPMG LLP as independent auditors for the fiscal year ending September 30, 2004	171,319,330	5,754,160	261,822	—

Item 6. Exhibits & Reports on Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Act of 1934
32.1	Certification Pursuant to 18 U.S.C Section §1350

(b) Reports on Form 8-K

On February 4, 2004, we announced that we had completed the purchase Cicada Semiconductor Corporation.

On January 22, 2004, we furnished a report on Form 8-K under item 12 disclosing that we announced our financial results for the quarter ended December 31, 2003 and attaching the corresponding press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION

By:	/s/ EUGENE F. HOVANEC
Eugene F. Hovanec Vice President, Finance and Chief Financial Officer

May 17, 2004