Form 10-Q
period 2004-06-30
VITESSE SEMICONDUCTOR CORP
filed 2004-08-03
CIK 880446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were 219,555,036 shares of $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1	Financial Statements:

		Unaudited Condensed Consolidated Balance Sheets as of June 30, 2004 and September 30, 2003	3

		Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2004, June 30, 2003 and March 31, 2004, and the nine months ended June 30, 2004 and June 30, 2003	4

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2004 and June 30, 2003	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3	Quantitative and Qualitative Disclosure About Market Risk	25

	Item 4	Controls and Procedures	26

PART II	OTHER INFORMATION

	Item 6	Exhibits and Reports on Form 8-K	27

SIGNATURE			28

CERTIFICATIONS

PART I

FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$40,164	$48,119
Short-term investments (principally marketable securities)	133,075	186,455
Accounts receivable, net	41,588	35,171
Inventories, net	35,779	24,851
Restricted cash	6,600	—
Other non-trade receivables	13,780	—
Prepaid expenses and other current assets	9,882	4,457

Total current assets	280,868	299,053

Property and equipment, net	70,101	92,541
Restricted long-term deposits	48,217	57,101
Goodwill, net	218,580	175,539
Other intangible assets, net	26,620	19,246
Other assets	18,294	22,264

	$662,680	$665,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,791	$3,175
Current portion of convertible subordinated debt, including premium of $1,627 at June 30, 2004	196,772	—
Current portion of deferred gain	6,688	3,522
Current portion of accrued restructuring	9,731	17,290
Accounts payable	18,357	11,553
Accrued expenses and other current liabilities	25,020	22,936
Income taxes payable	2,311	1,913

Total current liabilities	261,670	60,389

Long-term accrued restructuring	5,537	10,633
Deferred gain on derivative instrument	—	5,808
Long-term debt	—	1,847
Other long-term liabilities	1,146	4,237
Convertible subordinated debt, including premium of $587 at September 30, 2003	—	195,732
Minority interest	1,481	1,590
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 217,376,067 and 212,870,231 shares on June 30, 2004 and September 30, 2003, respectively	2,191	2,141
Additional paid-in capital	1,462,480	1,443,373
Deferred compensation	(3,295)	(21,440)
Accumulated other comprehensive income (loss)	(1)	2
Accumulated deficit	(1,068,529)	(1,038,568)

Total shareholders’ equity	392,846	385,508

	$662,680	$665,744

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended			Nine Months Ended
	June 30, 2004	June 30, 2003	March 31, 2004	June 30, 2004	June 30, 2003
Revenues	$60,417	$39,738	$56,034	$166,763	$113,580
Costs and expenses:
Cost of revenues	20,866	23,312	19,535	58,270	55,648
Engineering, research and development	28,142	27,170	29,349	83,444	79,937
Selling, general and administrative	11,568	13,366	11,441	35,034	41,073
Restructuring charge	604	49,083	196	886	49,419
Employee stock purchase plan compensation	(250)	—	10,338	10,088	—
In process research and development	3,700	—	—	3,700	—
Amortization of intangible assets	2,970	881	1,737	6,525	2,643

Total costs and expenses	67,600	113,812	72,596	197,947	228,720

Loss from operations, before other income (expense), net	(7,183)	(74,074)	(16,562)	(31,184)	(115,140)
Interest income	470	993	508	1,785	3,590
Interest expense	(2,249)	(1,849)	(2,044)	(6,401)	(5,100)
Gain on extinguishment of debt	—	—	—	—	16,550
Other income	4,199	673	770	6,109	2,264

Other income (expense), net	2,420	(183)	(766)	1,493	17,304

Loss from continuing operations before income taxes	(4,763)	(74,257)	(17,328)	(29,691)	(97,836)
Income tax expense (benefit)	(203)	—	123	270	—

Loss from continuing operations	(4,560)	(74,257)	(17,451)	(29,961)	(97,836)
Loss from discontinued operations	—	(20,736)	—	—	(33,352)

Net loss	$(4,560)	$(94,993)	$(17,451)	$(29,961)	$(131,188)

Net loss per share – basic and diluted:
Continuing operations – basic and diluted	$(0.02)	$(0.36)	$(0.08)	$(0.14)	$(0.48)
Discontinued operations – basic and diluted	—	(0.11)	—	—	(0.17)

Net loss per share – basic and diluted	$(0.02)	$(0.47)	$(0.08)	$(0.14)	$(0.65)

Shares used in per share computations:
Basic and diluted	217,109	203,704	215,652	215,433	201,921

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss from continuing operations	$(29,961)	$(97,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,142	26,255
Amortization of debt issue costs	834	841
Amortization of deferred compensation	16,587	16,464
Other compensation expense	10,900	86
In process research and development expense	3,700	—
Property and equipment write off	—	39,346
Gain on sale of fixed assets	(3,235)	—
Inventory write off	—	6,808
Prepaid maintenance write off	—	8,732
Assets held for sale write down	—	17,260
Impairment of other long-term investments	119	76
Gain on extinguishment of debt	—	(16,550)
Gain on derivative instruments	460	(1,964)
Change in assets and liabilities net of effects from acquisitions:
(Increase) decrease in:
Accounts receivable, net	(5,700)	963
Inventories, net	(10,712)	(5,160)
Prepaid expenses and other current assets	(5,044)	(667)
Other assets	269	2,009
Increase (decrease) in:
Accounts payable	6,785	7,108
Accrued expenses and other current liabilities	(894)	1,800
Accrued restructuring	(6,843)	(6,946)
Deferred gain on derivative instrument	—	3,850
Income taxes payable	398	(46)

Net cash provided by operating activities	6,805	2,429

Cash flows from investing activities:
Purchases of investments	(660,866)	(375,197)
Proceeds from sale of investments	714,243	399,310
Capital expenditures	(10,399)	(11,337)
Sale of fixed assets	3,620	—
Restricted long-term deposits	—	366
Restricted cash	(6,600)	—
Business acquisition, net of cash acquired	(59,183)	(1,556)

Net cash provided by (used) in investing activities	(19,185)	11,586

Cash flows from financing activities:
Repurchase of convertible subordinated debt	—	(51,052)
Principal payments under long-term debt	(3,509)	—
Capital contributions by minority interest limited partners	141	—
Proceeds from liquidation of Venture Fund investment	683	—
Distribution to Venture Fund partners from sale of investments	(214)	—
Proceeds from issuance of common stock, net	7,324	3,920

Net cash provided by (used) in financing activities	4,425	(47,132)

Decrease in cash and cash equivalents	(7,955)	(33,117)
Cash used in discontinued operations	—	(29,778)

Decrease in cash and cash equivalents	(7,955)	(62,895)
Cash and cash equivalents at beginning of period	48,119	109,968

Cash and cash equivalents at end of period	$40,164	$47,073

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,587	$2,747

Income taxes	$267	$190

Supplemental disclosures of non-cash transactions:
Acquisition of equipment under operating leases	$3,072	$28,738
Issuance of stock in business acquisition	$2,727	$2,230
Issuance of stock options in business acquisition	$—	$2,025
Minority interest limited partners’ share of impaired other long-term investments	$36	$23
Additional liabilities assumed in business acquisition	$160	$—

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

Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Investments with maturities over three months and up to one year are considered short-term investments and investments with maturities over one year are considered long-term investments. Cash equivalents and investments are principally comprised of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. The Company classifies its securities included under investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. All maturities of debt securities classified as held-to-maturity are within three years. Marketable securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments, net of any related tax effect, are included in equity as a separate component of shareholders’ equity. As of June 30, 2004 and September 30, 2003, all investments were classified as available-for-sale.

Derivative Instruments and Hedging Activities

The Company utilizes interest rate swap agreements to manage interest rate exposures in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133. As of June 30, 2004, the Company had one such interest rate swap agreement outstanding and had designated it as a fair-value hedge. Accordingly, the changes in fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. Gains realized on the termination of interest rate swap agreements are being recognized in earnings over the remaining term of the respective long-term debt.

Computation of Net Loss per Share

Stock options and other convertible securities exercisable for 49,338,045, 50,227,610, and 51,134,674, shares that were outstanding as of June 30, 2004 and 2003, and March 31, 2004, respectively, were not included in the computation of diluted net loss per share, as the effect of their inclusion would be antidilutive. The antidilutive common stock equivalents consist of employee stock options, convertible subordinated debentures that are convertible into the Company’s common stock at a conversion price of $112.19, and consideration for a business acquisition that is payable in stock or cash at the Company’s option.

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

The following tables illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Three months ended			Nine months ended
	June 30, 2004	June 30, 2003	March 31, 2004	June 30, 2004	June 30, 2003
Net loss as reported	$(4,560)	$(94,993)	$(17,451)	$(29,961)	$(131,188)
Add: Stock-based employee compensation expense included in reported net loss	$4,919	$6,049	$16,072	$26,675	$18,589
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	$(12,304)	$(15,228)	$(14,187)	$(39,987)	$(47,345)
Adjusted net loss	$(11,945)	$(104,172)	$(15,566)	$(43,273)	$(159,944)
Net loss per share as reported – basic and diluted	$(0.02)	$(0.47)	$(0.08)	$(0.14)	$(0.65)
Adjusted net loss per share – basic and diluted	$(0.06)	$(0.51)	$(0.07)	$(0.20)	$(0.79)

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

On January 26, 2004, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 13.0 million shares to 21.5 million shares of common stock. Without the approved amendment, the Company would not have had sufficient shares available to fulfill the six month purchase interval ending January 31, 2004 in which case the Company would have allocated the remaining shares reserved for issuance on a pro rata basis under the terms of the plan. The portion of the shares approved which were used to fulfill the January 31, 2004 six month purchase interval of 317,389 shares are considered compensatory and were recorded under the variable method of accounting in accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, as the stock price on January 26, 2004 did not meet the market discount criterion under APB Opinion No. 25. Accordingly during the quarter ended March 31, 2004, the Company recorded stock-based employee compensation expense of $2.0 million related to the six-month interval ending January 31, 2004. At January 26, 2004, the Company had two overlapping twenty-four month offering periods with purchase prices of $1.76 and $5.48, which expire on January 31, 2005 and July 31, 2005, respectively. The shares used to fulfill the future six month purchase intervals under these offering periods will also be accounted for under the variable method of accounting with corresponding stock-based compensation expense recorded for the difference between the fair value of the stock at the end of the six month purchase interval and the offering period purchase prices of $1.76 and $5.48. During the quarters ended June 30, 2004 and March 31, 2004, the Company recorded stock-based compensation expense (benefit) of ($0.3) million and $8.3 million, respectively, related to the future six-month purchase intervals under these offering periods. The corresponding stock-based compensation expense is recognized in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Reclassifications

Where necessary, prior periods’ information has been reclassified to conform to the current period condensed consolidated financial statement presentation.

Note 2. Sale of Fixed Assets

During June 2004 the Company entered into an agreement to sell certain manufacturing equipment from its Colorado Springs fabrication facility with a net book value of $14.2 million for net proceeds of $17.4 million, resulting in a gain of $3.2 million. As of June 30, 2004 the company had received payment of $3.6 million and recorded a non-trade receivable of $13.8 million. This amount is expected to be collected by September 30, 2004.

Note 3. Restructuring Costs

Restructuring Costs

Due to the prolonged downturn in the industries in which the Company operates, the Company announced various restructuring plans between the June 2001 and June 2003. One such plan resulted in a charge during the nine-month period ended June 30, 2004. During the quarter ended June 30, 2003 the Company implemented a restructuring plan that included the closure of the 6-inch Gallium Arsenide (“GaAs”) wafer fabrication facility in Colorado Springs, Colorado. This restructuring plan included the termination of the manufacturing workforce associated with that facility, the write-down of certain manufacturing assets that were deemed to be impaired and the write-off of related prepaid maintenance for non-transferable maintenance contracts, as well as the write-down of the Colorado Springs facility. Additional restructuring costs of $0.9 million were recognized in the nine-month period ended June 30, 2004, related to additional severance expense and excess facilities expense.

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Total
Balance at September 30, 2003	$1,351	$5,932	$20,640	$27,923
Charged to expense	354	532	—	886
Non cash amounts	—	—	(5,812)	(5,812)
Cash payments	(1,455)	(2,694)	(3,580)	(7,729)

Balance at June 30, 2004	$250	$3,770	$11,248	$15,268

Workforce reduction included the cost of severance and related benefits of employees affected by the restructuring plans. The workforce charge for the nine-month period ended June 30, 2004 was determined based on SFAS No. 112. Excess facilities charges included lease termination payments and non-cancelable lease costs.

Note 4. Discontinued Operations

In the third quarter of fiscal 2003, the Company decided to discontinue its line of optical module products due to continued depressed levels of demand for these products. In the fourth quarter of fiscal 2003, the Company entered into an agreement to sell certain assets of its optical module business to Avanex Corporation. The Company’s condensed consolidated statement of operations for the three and nine months ended June 30, 2003, have been adjusted to reflect the operations of the optical module business as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The loss from discontinued operations was $20.7 million and $33.4 million for the three and nine months ended June 30, 2003, respectively.

Note 5. Purchase Accounting Business Combination

On February 3, 2004, the Company acquired all of the equity interests of Cicada Semiconductor Corporation (“Cicada”) in exchange for $65.5 million in cash. Cicada is a supplier of gigabit ethernet transceivers to developers of high-speed communications systems used in local area networks. Of the total purchase price, $6.6 million is being held in an escrow fund until the first anniversary of the closing date of the acquisition, and reported as restricted cash as of June 30, 2004. The escrow fund will be used as an indemnification fund by the Company and the amount of the escrow fund to be delivered will be determined based on the value of claims made against the escrow fund. During the current quarter, the Company completed the purchase price allocation based on the fair values of tangible and intangible assets and liabilities acquired. The allocation included net liabilities of $1.6 million, in process research and development

(“IPR&D”) of $3.7 million which has been charged to expense in the quarter ended June 30, 2004, identifiable intangibles of $13.9 million, and excess consideration of $42.9 million which was recorded as goodwill. The identifiable intangibles include customer relationships of $0.2 million and developed technology of $13.7 million, which will be amortized over their estimated useful lives of 17 months and 48 months, respectively. The operations of Cicada are included in the Company’s operating results from the date of acquisition.

Pro forma consolidated results of operations for the nine month periods ended June 30, 2004 and 2003 are summarized below to reflect the acquisition of Cicada as if it had occurred on October 1, 2003 and 2002, respectively (in thousands except per share data):

	Nine months ended June 30,
	2004	2003
Revenues	$168,418	$115,949
Loss from continuing operations	(36,249)	(107,066)
Net loss	(36,249)	(140,418)
Net loss per share—basic and diluted	$(0.17)	$(0.70)

In addition to the purchase price, the acquisition agreement with Cicada obligates the Company to pay additional cash consideration of up to $6.0 million based on continued employment of certain Cicada employees over the next four years. This amount is being ratably accrued over the four year period.

Note 6. Goodwill and Other Intangible Assets

The following table presents detail of the Company’s goodwill (in thousands):

Balance as of September 30, 2003	$175,539
Goodwill acquired	42,881
Additional liabilities assumed related to prior year business acquisition	160

Balance as of June 30, 2004	$218,580

The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance
September 30, 2003
Customer relationships	$3,313	$(1,036)	$2,277
Technology	23,465	(7,084)	16,381
Covenants not to compete	4,000	(3,412)	588

Total	$30,778	$(11,532)	$19,246

June 30, 2004
Customer relationships	$3,513	$(1,658)	$1,855
Technology	37,165	(12,400)	24,765
Covenants not to compete	4,000	(4,000)	—

Total	$44,678	$(18,058)	$26,620

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Period	Amount
Fourth quarter of fiscal year 2004	$2,376
Fiscal year 2005	9,304
Fiscal year 2006	7,817
Fiscal year 2007	5,754
Fiscal year 2008	1,369
Thereafter	—

Total	$26,620

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There was no impairment of goodwill during the nine months ended June 30, 2004. Future goodwill impairment tests may result in charges to earnings.

Note 7. Inventories, net

Inventories consist of the following (in thousands):

	June 30, 2004	September 30, 2003
Raw materials	$2,257	$468
Work in process and finished goods	33,522	24,383

	$35,779	$24,851

Note 8. Derivative Instruments and Hedging Activities

In the nine months ended June 30, 2004, an interest-rate related derivative instrument was in effect to manage the Company’s exposure on its debt instruments. The Company does not enter into derivative instruments for trading or speculative purposes.

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

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. Establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken manage the market risk associated with the interest rate contract.

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

Interest expense for the nine months ended June 30, 2004, includes de minimus amounts of net losses representing fair value hedge ineffectiveness arising from slight differences between the fair value change in the interest rate swaps and the change in fair value of the hedged debt obligation.

Since fiscal 2002, the Company has recorded deferred gains totaling $12.4 million as a result of the termination of certain interest rate swap agreements. These gains are amortized over the respective remaining term of the convertible subordinated debentures due March 2005. In the nine months ended June 30, 2004, the Company recognized gains of $2.6 million.

As of June 30, 2004, the Company has one fixed to variable interest rate swap agreement with a notional value of approximately $195.0 million. The interest rate swap agreement was entered into on July 8, 2003 and expires on March 15, 2005. The swap has been designated as a fair value hedge.

Note 9. Significant Customers, Concentration of Credit Risk and Segment Information

In the third quarter of fiscal 2004, no customer accounted for greater than 10% of total revenues. In the third quarter of fiscal 2003, two customers accounted for greater than 10% of total revenues.

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

Revenues from storage products were $25.7 million and $21.5 million in the third quarters of fiscal 2004 and 2003, respectively. Revenues from enterprise products were $12.6 million and $8.9 million in the third quarters of fiscal 2004 and 2003, respectively. Revenues from products targeting the metro market were $13.1 million in the third quarter of fiscal 2004 and $4.7 million in the third quarter of fiscal 2003. Revenues from legacy products and those targeting the optical core were $9.0 million in the third quarter of fiscal 2004 and $4.6 million in the third quarter of fiscal 2003.

Revenues within the United States accounted for 61% and 72% of total revenues in the third quarters of fiscal 2004 and 2003, respectively.

Note 10. Subsequent Event

During July 2004, the Company repurchased $27.8 million principal amount of its convertible subordinated debentures at prevailing market prices, for an aggregate of $27.7 million. As a result, the Company recorded a gain on early extinguishment of debt of $0.05 million, net of a portion of deferred debt issuance costs.

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

Significant Events

Cicada Acquisition

In February 2004, we completed our acquisition of all of the equity interests of Cicada a provider of Ethernet products principally for the enterprise market, in exchange for $65.5 million in cash. During the current quarter, we completed the purchase price allocation based on the fair values of tangible and intangible assets and liabilities acquired. The allocation included net liabilities of $1.6 million, in process research and development (“IPR&D”) of $3.7 million, which has been charged to expense in the quarter ended June 30, 2004, identifiable intangibles of $13.9 million, and excess consideration of $42.9 million, which was recorded as goodwill. The identifiable intangibles include customer relationships of $0.2 million and developed technology of $13.7 million, which will be amortized over their estimated useful lives of 17 months and 48 months, respectively. We expect that the Cicada products will contribute between $4.0 to $8.0 million in revenues for the remainder of calendar 2004. As a result of the acquisition of Cicada, our operating expenses in the third quarter of fiscal 2004 increased by $2.0 million.

Sale of Fixed Assets

In June 2004, we sold certain manufacturing equipment from our Colorado Springs wafer fabrication facility with a net book value of $14.2 million for net proceeds of $17.4 million, resulting in a gain of $3.2 million. As of June 30, 2004 we had received payment of $3.6 million and had recorded a non-trade receivable of $13.8 million. This amount is expected to be collected by September 30, 2004.

Results of Operations

Revenues

Revenues in the third quarter of fiscal 2004 were $60.4 million, an increase of 52.0% from the $39.7 million recorded in the third quarter of fiscal 2003, and an increase of 7.8% from the $56.0 million recorded in the prior quarter. For the nine months ended June 30, 2004, revenues were $166.8 million, an increase of 46.8% from the $113.6 million recorded in the nine months ended June 30, 2003.

Revenues from enterprise products were $12.6 million in the third quarter of fiscal 2004, compared to $8.9 million in the third quarter of fiscal 2003. The increased revenue is a result of our continuing emphasis on these markets through the introduction of new products and increased marketing efforts.

Revenues from storage products were $25.7 million in the third quarter of fiscal 2004, compared to $21.5 million in the third quarter of fiscal 2003. Revenues increased during this period and have done so sequentially for the past two years due to the increased need for networked storage solutions. However, during the third quarter of fiscal 2004, many of our customers as well as vendors within the storage industry have announced a weakening in the overall market for storage products. We believe that our storage revenues will decline in the fourth quarter of fiscal 2004 and that near term revenues will continue to be volatile.

Revenues from products targeting the metro market were $13.1 million in the third quarter of fiscal 2004 compared to $4.7 million in the third quarter of fiscal 2003. The increase in metro revenues was due to growing demand for next-generation SONET equipment that is being deployed by carriers in the metro market in an effort to offer improved and augmented services to their end customers.

Revenues from our legacy products, which include long-haul telecommunications products and application specific integrated circuits for a variety of other markets increased to $9.0 million in the third quarter of fiscal 2004 from $4.6 million in the third quarter of fiscal 2003. This increase was primarily due to the addition of certain products from the Multilink Technology Corporation (“Multilink”) acquisition as well as a few “last time buy” orders we received from customers. We do not anticipate revenues from these products to grow significantly in the next twelve months, as we do not believe that capital spending for long-haul communications equipment will increase for the next few years.

It is customary for product prices in the semiconductor industry to decline over time. Most of these price decreases are negotiated in advance and are usually based on increased volumes or the passage of time. In the third quarters of fiscal 2004 and 2003, respectively, we did not experience abnormal price decreases for the majority of our products.

Since fiscal 2001, many of our customers have restructured operations, cut product development efforts, reduced excess component inventories and divested parts of their operations as a result of their clients’ fluctuating capital expenditure levels. We believe that even though the business environment of the markets in which we participate has shown modest signs of improvement, our revenues may be volatile in the next twelve months as a result of fluctuating customer demand forecasts and inventory levels.

Cost of Revenues

Our cost of revenues was $20.9 million in the third quarter of fiscal 2004 compared to $23.3 million in the third quarter of fiscal 2003 and $19.5 million in the prior quarter. As a percentage of total revenues, cost of revenues was 34.5% in the third quarter of fiscal 2004, 58.7% in the third quarter of fiscal 2003 and 34.9% in the prior quarter. For the nine months ended June 30, 2004, cost of revenues was $58.3 million, or 34.9% as a percentage of total revenues, compared to $55.6 million, or 49.0% as a percentage of total revenues for the nine months ended June 30, 2003. The decrease in cost of revenues as a percentage of total revenues in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, and for the nine months ended June 30, 2004 compared to the same period last year is due to a $6.8 million charge to cost of revenues included in the period ended June 30, 2003 to write off certain obsolete gallium arsenide inventory associated with shutting down our Colorado Springs wafer fabrication facility. In the future, cost of revenues as a percentage of revenues may fluctuate based primarily on the demand for our products and the relative mix of the products that we sell.

Engineering, Research and Development

Engineering, research and development expenses were $28.1 million in the third quarter of fiscal 2004 compared to $27.2 million in the third quarter of fiscal 2003 and $29.3 million in the prior quarter. For the nine months ended June 30, 2004, engineering, research and development expenses were $83.4 million compared to $79.9 million in the nine months ended June 30, 2003. As a percentage of total revenues, engineering, research and development expenses were 46.6% in the third quarter of fiscal 2004, 68.4% in the third quarter of fiscal 2003 and 52.4% in the prior quarter. For the nine months ended June 30, 2004, engineering, research and development expenses as a percentage of total revenues decreased to 50.0% from 70.4% in the comparable period a year ago. The increase in these expenses in absolute dollars from the three and nine months ended June 30, 2003 was the result of additional costs associated with our recent acquisition of Cicada and other acquisition-related compensation charges. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $11.6 million in the third quarter of 2004, compared to $13.4 million in the third quarter of 2003 and $11.4 million in the prior quarter. For the nine months ended June 30, 2004, SG&A expenses were $35.0 million compared to $41.1 million in the comparable period a year ago. As a percentage of total revenues, SG&A expenses were 19.1% in third quarter of fiscal 2004, compared to 33.6% in the third quarter of fiscal 2003 and 20.4% in the prior quarter. For the nine months ended June 30, 2004, SG&A expenses as a percentage of total revenues decreased to 21.0% from 36.2% in the comparable period a year ago. The decrease in both absolute dollars and as a percentage of revenues from the three and nine months ended June 30, 2003, was primarily due to our efforts to streamline our cost structure. We do not expect further decreases in our SG&A expenses.

Employee Stock Purchase Plan Compensation

We have an employee stock purchase plan for all eligible employees. In the third quarter of fiscal 2004, we recorded stock-based compensation benefit of $0.3 million related to certain shares to be purchased under the plan for future purchase intervals ending through January 31, 2005 and July 31, 2005. See Note 1 of the Notes to our Unaudited Condensed Consolidated Financial Statements, “Basis of Presentation and Significant Accounting Policies” for further discussion.

In-Process Research and Development

In connection with the acquisition of Cicada, we recorded a third quarter fiscal 2004 charge of $3.7 million for the fair value of purchased in-process research and development (“IPR&D”). In addition, $42.8 million and $13.7 million was allocated to goodwill and identifiable intangible assets, respectively. The identifiable intangible assets include customer relationships of $0.2 million and developed technology of $13.7 million, which are being amortized over their expected lives of 17 months and 48 months, respectively, increasing annual and quarterly amortization expense by approximately $3.6 million and $0.9 million, respectively. The fair values allocated to the intangible assets acquired, including the IPR&D, were based upon independent appraisals.

Amortization of Intangible Assets

Amortization of intangible assets was $3.0 million in the third quarter of fiscal 2004, compared to $0.9 million in the third quarter of fiscal 2003 and $1.7 million in the prior quarter. For the nine months ended June 30, 2004, amortization of intangible assets was $6.5 million compared to $2.6 million in the comparable period a year ago. The increase in amortization expense from the three and nine months ended June 30, 2003 was the result of an increase in intangible assets acquired in fiscal 2004 and 2003 acquisitions, including Cicada, Multilink and APT Technologies, Inc. (“APT”). This was partially offset by the sale of our optical modules business in 2003, which enabled us to cease amortizing certain intangible assets.

Interest Income and Interest Expense

Interest income was $0.5 million in the third quarter of fiscal 2004 compared to $1.0 million in the third quarter of fiscal 2003 and $0.5 million in the prior quarter. For the nine months ended June 30, 2004, interest income was $1.8 million compared to $3.6 million in the comparable period a year ago. The decrease in interest income of $0.5 million from the third quarter of fiscal 2003, and $1.8 million from the comparable nine month period a year ago was the result of lower cash balances and short-term and long-term investments held throughout the period as well as a significant decline in interest rates earned on our cash and investment balances.

Interest expense was $2.2 million in the third quarter of fiscal 2004 compared to $1.8 million in the third quarter of fiscal 2003 and $2.0 million in the prior quarter. For the nine months ended June 30, 2004, interest expense was $6.4 million compared to $5.1 million in the comparable period a year ago. The increase in interest expense of $0.4 million from the third quarter of fiscal 2003 and $1.3 million from the comparable period a year ago was primarily the result of a slightly higher floating rate on our interest rate swap agreement in effect since the fourth quarter of fiscal 2003 compared to the interest rate swap agreements in effect during the first quarter of fiscal 2003, and due to additional interest expense related to debt acquired in the Cicada acquisition. Interest expense for the third quarter of fiscal 2004 was relatively flat compared to the prior quarter due to a similar floating rate on our interest rate swap agreement in effect.

As a result of the interest rate swap agreements, our interest expense depends in part on the floating rate in effect on these agreements and the extent to which the floating rate is higher or lower than the fixed rate of our convertible subordinated debentures. If the floating rate on our interest rate swap agreements rises, our interest expense will be higher. Our interest expense could also decline to the extent that we repurchase any additional convertible subordinated debentures. For additional information regarding the interest rate swap agreement, see Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements, “Derivative Instruments and Hedging Activities.”

Gain on Extinguishment of Debt

We did not record a gain on extinguishment of debt during the three and nine months ended June 30, 2004. During the first quarter of fiscal 2003, we purchased $68.6 million principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $51.1 million. As a result, in the first quarter of fiscal 2003 we recorded a gain on extinguishment of debt of approximately $16.6 million, net of a proportion of deferred debt issuance costs of $1.0 million.

Other Income

Other income primarily consists of the gain on sale of fixed assets of $3.2 million for the three and nine months ended June 30, 2004. Other income also consists of the amortization of deferred gains related to the termination of our interest rate swap agreements in fiscal 2003 and 2002. Other income was $4.2 million in the third quarter of fiscal 2004, $0.7 million in the third quarter of fiscal 2003 and $0.8 million in the prior quarter. For the nine months ended June 30, 2004, other income was $6.1 million compared to $2.3 million in the comparable period a year ago. We will continue to amortize the gains that relate to the termination of our interest rate swap agreements over the remaining life of the related convertible subordinated debentures, which mature in March 2005. For additional information regarding our interest rate swap agreements, see Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements, “Derivative Instruments and Hedging Activities.”

Income Tax Expense

For the third quarter of fiscal 2004 and fiscal 2003, our total effective income tax rate was (4.3%) and 0%, respectively. For the nine months ended June 30, 2004 and 2003, our total effective income tax rate was 1% and 0%, respectively. No deferred tax benefit was allocated to discontinued operations in the third quarter of fiscal 2003.

Loss from Discontinued Operations

We did not record a loss from discontinued operations in the three and nine months ended June 30, 2004. Loss from discontinued operations was $20.7 million and $33.4 million for the three and nine months ended June 30, 2003.

Liquidity and Capital Resources

At June 30, 2004, we had $173.2 million in cash, cash equivalents and short-term investments, which we refer to as cash and investments. Cash and investments decreased by $61.4 million from $234.6 million as of September 30, 2003. This decrease was primarily due to the acquisition of Cicada for which we paid $65.5 million in cash, $3.5 million for debt repayments, $10.4 million used in capital expenditures, offset by $6.8 million provided by operating activities, $3.6 million in cash generated from sale of fixed assets, and $7.3 million in proceeds from the issuance and sale of common stock pursuant to our stock option and stock purchase plans.

Cash provided by operating activities amounted to $6.8 million and consisted primarily of $160.4 million in receipts from customers, offset by $150.4 million in payments to vendors and employees and $3.2 million in interest payments. Cash receipts from customers increased by $4.7 million from the prior quarter due to increased revenues. Payments to vendors and employees remained unchanged from prior quarter.

During the first nine months of fiscal 2004 proceeds from the sale of investments, net of purchases, of $3.3 million was used to partially fund the acquisition of Cicada in February 2004. We invested approximately $10.4 million in capital equipment consisting primarily of $2.2 million in the buyout of a lease for certain test equipment and $8.2 million in the purchase of other equipment and tooling.

We believe that our available cash resources for the next twelve months, including our cash and investments as of June 30, 2004 of $173.2 million, our planned cash flow from operations and investments of $12.0 million and the revolving line of credit facility of $40 million, will be adequate to finance our planned growth and the repayment of the 4% convertible subordinated debentures due March 2005. However, we may not be able to generate cash or draw against our credit facility as expected, and our ability to do so may be adversely affected by the risks discussed in “Factors That May Affect Future Operating Results.” If we are unable to generate sufficient cash flow to finance our planned growth and the repayment of the debentures, we may need to raise additional funds. Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance our convertible debentures. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all.

Off-Balance Sheet Arrangements

We have entered into several agreements to lease manufacturing and test equipment. All of these leases have initial terms of three to five years and options to renew for an additional one to three years. We have the option to purchase the equipment at the end of each initial lease term, and at the end of each renewal period for the lessor’s original cost, which is not less than the fair market value at each option date. If we elect not to purchase the equipment at the end of each of the leases, we would guarantee a residual value to the lessors equal to 80% to 84% of the lessors’ cost of the equipment equal to $60.3 million. As of June 30, 2004, the lessors held $48.2 million as cash collateral which is included in restricted long-term deposits.

Our acquisition agreements with Cicada and APT obligate us to pay certain contingent cash compensation based on continued employment and meeting certain revenue milestones over the next four years. Compensation for continued employment is being ratably accrued over the related period, and compensation for certain revenue milestones will be expensed when such milestones are achieved. As of June 30, 2004, total cash contingent compensation that could be paid under these acquisition agreements assuming all contingencies are met is $6.7 million.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts, Sales Returns Reserve and Revenue Recognition

We evaluate the collectibility of our accounts receivable based on a combination of factors. At June 30, 2004, we maintained an allowance for doubtful accounts and sales returns reserve of approximately 5.6% of gross accounts receivable. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the prevailing business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

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

At June 30, 2004, our allowance for doubtful accounts and sales returns was $2.5 million or 5.6% of gross receivables, compared to $2.7 million or 7.2% of gross receivables as of September 30, 2003. The decrease in the reserve as a percentage of gross receivables from the comparable period in the prior year is the result of a write off of the reserve for uncollectible receivables and an overall improvement in our return rate.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, we provide appropriate reserves for such excess inventory. If we have previously recorded the value of such inventory determined to be in excess of projected demand, or if we determine that inventory is obsolete, we write off these inventories in the period the determination is made. Due to our exit from the GaAs manufacturing process in connection with the closure of our Colorado Springs, Colorado wafer fabrication facility, we wrote off $6.8 million of excess and obsolete inventory in the quarter ended June 30, 2003. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of revenues in the period the revision is made.

Valuation of Goodwill, Purchased Intangible Assets and Long-Lived Assets

We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill of our one reporting unit to its carrying value. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on an income and market approach. Fair value of other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. See Note 6, “Goodwill and Other Intangible Assets,” Note 4, “Discontinued Operations” and Note 3, “Restructuring Costs,” of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

During the quarter ended June 30, 2004 we completed our purchase price allocation related to the Cicada acquisition. In connection with the acquisition of Cicada, we recorded a third quarter fiscal 2004 charge of $3.7 million for the fair value of purchased IPR&D. In addition, $42.8 million and $13.7 million was allocated to goodwill and identifiable intangible assets, respectively. The identifiable intangible assets include customer relationships of $0.2 million and developed technology of $13.7 million, which are being amortized over their expected lives of 17 months and 48 months, respectively, increasing annual and quarterly amortization expense by approximately $3.6 million and $0.9 million, respectively. The fair values allocated to the intangible assets acquired, including the IPR&D, were based upon independent appraisals.

During the quarter ended June 30, 2003 we recorded a charge of $27.4 million for the write-down of certain manufacturing equipment used in our Colorado Springs wafer fabrication facility and prepaid maintenance contracts associated with that equipment, as well as $23.7 million for the write-down of the Colorado Springs land and building. To the extent we determine there are indicators of impairment in future periods, additional write-downs may be required.

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

On January 26, 2004, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 13.0 million shares to 21.5 million shares of common stock. Without the approved amendment, we would not have had sufficient shares available to fulfill the six month purchase interval ending January 31, 2004 in which case we would have allocated the remaining shares reserved for issuance on a pro rata basis under the terms of the plan. The portion of the shares approved which were used to fulfill the January 31, 2004 six month purchase interval of 317,389 shares were considered compensatory and were recorded under the variable method of accounting in accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, as the stock price on January 26, 2004 did not meet the market discount criterion under APB Opinion No. 25. Accordingly, in the three months ended March 31, 2004, we recorded stock-based employee compensation expense of $2.0 million related to the six month interval ending January 31, 2004. At January 26, 2004, we had two overlapping twenty-four month offering periods with purchase prices of $1.76 and $5.48, which expire on January 31, 2005 and July 31, 2005, respectively. The shares used to fulfill the future six month purchase intervals under these offering periods will also be accounted for under the variable method of accounting with corresponding stock-based compensation expense recorded for the difference between the fair value of the stock at the end of the six month purchase interval and the offering period purchase prices of $1.76 and $5.48. As of June 30, 2004, we estimate total future stock-based employee compensation expense related to the future six month purchase periods of $10.6 million to be recognized through July 31, 2005 in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award

Plans. During the nine month period ended June 30, 2004, we recorded stock-based compensation expense of $8.0 million related to the future six-month purchase intervals under these offering periods. Factors that may cause variability in the stock-based employee compensation include our stock price and the amount of employee participation in the plan. If our stock price increased by 10% the estimated total stock-based employee compensation expense would be $12.3 million. If our stock price decreases 10% the estimated total stock-based employee compensation expense would be $9.0 million. If employees included in these offering periods elect to increase their participation by 10%, the estimated total stock-based employee compensation expense would be $11.7 million. If employees included in these offering periods elect to decrease their participation by 10%, the estimated total stock-based employee compensation expense would be $9.6 million.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. As of June 30, 2004 all tax benefits are subject to a 100% valuation allowance.

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

Factors That May Affect Future Operating Results

We Have Experienced Continuing Losses from Operations Since March 31, 2001, and We Anticipate Future Losses from Operations

We have experienced continuing losses from operations since our revenues peaked in the quarter ended December 31, 2000. While our revenues have improved since the fourth quarter of fiscal 2002, they are still not sufficient to cover our operating expenses, and we anticipate future losses from operations as a result. Moreover, in fiscal 2001, 2002 and 2003 our operating results were materially and adversely affected by inventory write-downs, restructuring charges and impairment charges. We may be required to take additional similar charges in the future, which could have a material and adverse effect on our operating results. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. We recently announced that due to a slowdown in orders from our storage customers, our total revenues in the fourth quarter of fiscal 2004 are expected to decline relative to the third quarter of fiscal 2004. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

For example, high levels of inventory at our customers contributed to a significant decline in sales of our products in fiscal 2001 and 2002. In addition, in fiscal 2003 we decided to discontinue our line of optical module products and sell certain assets of that business, as a result of which our fiscal 2003 statements of operations and cash flows reflect losses from discontinued operations associated with that business.

We implemented significant restructuring programs and cost reductions in fiscal 2001, 2002 and 2003, and we cannot assure you that we will not undertake further such actions in the future. In addition, in the past we have recorded significant new product development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses may have a material and adverse effect on our operating results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

If We Are Unable to Develop and Introduce New Products Successfully or to Achieve Market Acceptance of Our New Products, Our Operating Results Will Be Adversely Affected

Our future success will depend on our ability to develop new high-performance integrated circuits for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our quarterly results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new integrated circuits is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

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

We Depend on Third Party Foundries and Other Suppliers to Manufacture Substantially All of Our Current Products

Wafer fabrication for the majority of our products is outsourced to third-party silicon foundries such as IBM, LSI Logic, Taiwan Semiconductor Manufacturing Corporation and United Microelectronics Corporation. As a result, we depend on third-party foundries to allocate a portion of their manufacturing capacity sufficient to meet our needs and to produce products of acceptable quality in a timely manner. There are significant risks associated with our reliance on third-party foundries, including:

•	The lack of assured wafer supply, the potential for wafer shortages and possible increases in wafer prices;

•	Limited control over delivery schedules, manufacturing yields, production costs and product quality; and

•	The unavailability of, or delays in obtaining, access to key process technologies.

These and other risks associated with our reliance on third-party foundries could materially and adversely affect our business, financial condition and results of operations. For example, the third-party foundries that manufacture our wafers have from time to time experienced manufacturing defects and reductions in manufacturing yields. In addition, disruptions and shortages in foundry capacity may impair our ability to meet our customers’ needs and negatively impact our operating results. Our third-party foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. Historically, there have been periods in which there has been a worldwide shortage of foundry capacity for the production of high-performance integrated circuits (“ICs”) such as ours. We do not have long-term agreements with any of our third-party foundries, but instead subcontract our manufacturing requirements on a purchase order basis. As a result, although we believe that we currently have access to adequate foundry capacity to support our sales levels, it is possible that the capacity we will need in the future may not be available to us on acceptable terms, if at all.

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

Acquisitions May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert the Attention of Our Management

Within the last several years we have made a series of acquisitions, including a number of significant acquisitions. Our management frequently evaluates available strategic opportunities, and as a result we may pursue additional acquisitions of complementary products, technologies or businesses in the future. If we fail to achieve the financial and strategic benefits of past and future acquisitions, however, including our recent acquisitions of Cicada, Multilink and APT, our business and operating results will be materially and adversely affected. In undertaking future acquisitions we may:

•	Issue stock that would dilute the ownership of our then-existing stockholders;

•	Reduce the cash available to fund operations or meet other liquidity needs:

•	Incur debt; or

•	Assume other liabilities.

For example, in connection with our acquisition of Versatile Optical Networks, Inc. in July 2001, we issued approximately 8.8 million shares of our common stock. In August 2003 we subsequently sold certain assets of this business at a loss, requiring us to recognize losses from discontinued operations on our fiscal 2003 statements of operations and cash flows. Acquisitions also involve numerous other risks after they are completed, including:

•	Difficulties in integrating the acquired operations, technologies, products and personnel with ours;

•	Failure to achieve targeted synergies;

•	Amortization expenses and impairment charges relating to intangible assets;

•	Unanticipated costs and liabilities, including charges for the impairment of the value of acquired assets;

•	Diversion of management’s attention from the day-to-day operations of our core business;

•	Adverse effects on our existing business relationships with suppliers and customers or those of the acquired organization;

•	Difficulties in entering markets in which we have no or limited prior experience; and

•	Potential loss of key employees, particularly those of the acquired organizations.

For example, in fiscal 2002 we recorded impairment charges of $398.9 million associated with goodwill and other intangible assets related to past acquisitions. As of June 30, 2004, and after accounting for these impairment charges, we had an aggregate of $245.2 million of goodwill and other intangible assets on our balance sheet. As a result of our purchase of Cicada, we recorded a third quarter fiscal 2004 charge of $3.7 million for the fair value of purchased IPR&D. Additionally, $42.8 million and $13.7 million was recorded as goodwill and identifiable intangible assets, respectively. The identifiable intangible assets include customer relationships of $0.2 million and developed technology of $13.7 million, which will be amortized over their expected lives of 17 months to 48 months, respectively, increasing annual and quarterly amortization expense by approximately $3.6 million and $0.9 million, respectively. These assets may be written down in the future to the extent they are deemed to be impaired and any such write-downs would adversely affect our results of operations.

Our Industry Is Highly Competitive

The markets for our products are intensely competitive and subject to rapid technological advancement in design technologies, wafer-manufacturing techniques, process tools and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors. In the storage and enterprise markets, we principally compete against Agilent, Broadcom, Emulex, Marvell, PMC Sierra and QLogic; in the long haul and metro markets, our competitors include Agere Systems, Applied Micro Circuits Corporation, Mindspeed and PMC Sierra. We also compete with internal IC design units of systems companies such as Cisco Systems. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our product line. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customers’ products.

Competition is particularly strong in the market for communications ICs, in part due to the market’s growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. These companies, individually and collectively, represent strong competition for many design wins and subsequent product sales. Larger competitors in our market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that we might have otherwise won.

Our International Sales and Operations Subject Us to Risks That Could Adversely Affect Our Revenue and Operating Results

Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 39% and 28% of our total revenue in the third quarter of fiscal 2004 and 2003, respectively. International sales involve a variety of risks and uncertainties, including risks related to:

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

Our Ability to Repurchase Our Debentures, May Be Limited

Our 4% convertible subordinated debentures are due in March 2005. Our cash, cash equivalents and short-term investments are currently less than the principal amount of the debt that we will be required to repay when our convertible subordinated debentures mature. We cannot assure you that we will have sufficient financial resources at such time to repay our debentures, or that we will be able to arrange financing to cover the principal amount of the debentures.

In certain circumstances involving a change of control or the termination of public trading of our common stock, holders of our 4% convertible subordinated debentures may require us to repurchase some or all of the debentures. We cannot assure you that we will have sufficient financial resources at such time or will be able to arrange financing to pay the repurchase price of the debentures.

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

The Market Price for Our Common Stock Has Been Volatile and Future Volatility Could Cause the Value of Your Investment in Our Company to Fluctuate

Our stock price has recently experienced significant volatility. In particular, our stock price declined significantly following announcements made by us and other semiconductor suppliers in fiscal 2001 and 2002 of reduced revenue expectations and of a general slowdown in the technology sector, particularly the optical networking equipment sector, and we expect that uncertainty regarding demand for our products will cause our stock price to continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Cash Equivalents, Short-term and Long-term Investments

Our cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Our investments are made in accordance with an investment policy approved by the Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are recorded at amortized cost, while available-for-sale investments are recorded at fair value. We did not have any held-to-maturity investments at June 30, 2004.

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

Based on a sensitivity analysis performed on the financial instruments held as of June 30, 2004, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

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

In fiscal 2003 and 2002, we entered into several interest rate swap agreements to reduce the impact of interest rate changes on the fair value of our long-term debt. As of June 30, 2004, only one interest rate swap agreement was in effect. The swap agreements allowed us to swap long-term borrowings at fixed rates into variable rates that are anticipated to be lower than fixed rates available to us. As a result, the swaps effectively converted our fixed-rate debt to variable-rate debt and qualified for fair value hedge accounting treatment. Since this interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, changes in the fair value of the swap agreement were recorded as interest expense and matched by changes in the designated, hedged fixed-rate debt to the extent that such changes were effective and as long as the hedge requirements were met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying consolidated statements of operations, as a result of which we report interest expense at the hedge-effected interest rate. Gains realized on termination of interest rate swap agreements are being recognized in operations over the remaining term of the respective long-term debt.

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

Internal Control over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2004, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits & Reports on Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C Section §1350

(b) Reports on Form 8-K

On April 23, 2004, we furnished a report on Form 8-K under item 12 disclosing that we announced our financial results for the quarter ended March 31, 2004 and attaching the corresponding press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION

By:	/s/ EUGENE F. HOVANEC
Eugene F. Hovanec
Vice President, Finance and Chief Financial Officer

August 3, 2004