Form 10-K
period 2004-09-30
VITESSE SEMICONDUCTOR CORP
filed 2004-12-10
CIK 880446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

or

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

Common stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2004 as reported on the Nasdaq National Market, was approximately $581,176,888. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2004, the registrant had outstanding 213,443,092 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s Annual Meeting of Stockholders to be held on January 24, 2005 (incorporated into Part III hereof).

VITESSE SEMICONDUCTOR CORPORATION

2004 ANNUAL REPORT ON FORM 10-K

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

We are a leading supplier of high-performance integrated circuits (“ICs”) principally targeted at systems manufacturers in the communications and storage industries. Within the communications industry, our products address the enterprise, metro and core segments of the communications network, where they enable data to be transmitted at high speeds and to be processed and switched under a variety of protocols. In the storage industry, our products enable storage devices to be networked efficiently. Our customers include leading communications and storage original equipment manufacturers (“OEMs”) such Alcatel, Cisco, EMC, Fujitsu, Hewlett Packard, Huawei, IBM, LSI Logic, Lucent, Nortel, Siemens, Sun Microsystems, and Tellabs.

Over the past few years, the proliferation of the Internet and the rapid growth in volume of data being sent over local and wide area networks has placed a tremendous strain on the communications infrastructure. The resulting demand for increased bandwidth has created a need for both faster as well as more expansive networks. Further, communication service providers have sought to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner. There has also been a growing trend by systems companies towards the outsourcing of IC design and manufacture to suppliers such as Vitesse. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has been growing significantly. Beginning in late 2000, the communications industry experienced a severe downturn due to the overbuilding of the communications infrastructure and excess inventories, among other reasons. While market conditions improved modestly between the end of fiscal 2002 and the third quarter of fiscal 2004, our revenues declined in the fourth quarter of 2004 due to the presence of excess inventories and reduced spending in our end markets. In spite of these volatile business conditions, we believe that the long-term prospects for the markets that we participate in remain strong.

Background

Communications Market

Over the past decade there has been a dramatic growth in traffic on both public communications networks, such as those used by long-distance and local exchange carriers, and specialized networks, such as those used by Internet service providers. This has been driven by rapid growth of data-intensive applications such as Internet access, e-commerce, e-mail, Voice-over-IP (“VoIP”), video conferencing and the movement of large blocks of stored data across networks. Faced with this demand for bandwidth, communications service providers have found it necessary to upgrade their infrastructure to provide high-speed data services to customers, in addition to providing standard telephone services. In addition, the different types of data transmitted over the Internet have required service providers and enterprises to install equipment that is capable of handling and transporting the various types of traffic.

Beginning at the end of 2000, the communications industry went through a severe downturn as it became apparent that the communications infrastructure, in response to perceived expectations of exponential growth in network traffic, had been overbuilt. As a result of this widespread market downturn, we experienced a significant decline in sales of our products, which was further exacerbated by the high inventory levels at our customers. In response to the decreased demand for our products and the continuing disruption in our industry, we implemented a series of restructuring plans during fiscal 2001, 2002 and 2003. These restructuring plans, which included the sale of our optical module business, the closure of our Colorado Springs wafer fabrication facility (“fab”) and other facilities, the termination of employees, cancellation of certain development projects and the write-down of certain assets, have significantly lowered our operating costs going forward. For a detailed description of these restructuring plans see “Restructuring Costs” in the Management’s Discussion and Analysis section and Note 5 to the Consolidated Financial Statements of this report.

In fiscal 2003, business conditions started to improve as the economy recovered from a recession and spending on next-generation telecommunications equipment in the metro area increased. This continued until the fourth quarter of fiscal 2004, when the markets for our products were afflicted by another downturn caused by reduced spending on both storage and communications equipment and the presence of excess inventories at our customers.

Despite the adverse conditions that have periodically affected our business over the past four years, we believe that the long-term prospects for the communications market and for Vitesse remain strong for several reasons.

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

Second, even as carriers and service providers are faced with capital spending constraints, in order to remain competitive they will need to upgrade their existing networks to not only offer additional services that their customers are demanding, but to do so more efficiently and at a lower cost. We believe this trend will spur demand for systems that augment rather than replace existing equipment in the infrastructure, particularly in the metro/access environment.

Third, OEMs are focusing their efforts on providing superior software and services as a means of differentiating themselves from their competition. This, in conjunction with rising costs of maintaining component design teams and developing custom integrated circuits, has led to OEMs outsourcing their IC development efforts to companies such as Vitesse. As a result of this outsourcing trend, even though capital expenditures for communications equipment have declined significantly since 2000 and are expected to increase only modestly in the near term, we believe that the available market for our products will increase at a faster rate.

Finally, over the past five years, through a combination of acquisitions and internal development efforts, we have expanded our product line beyond our traditional products that served the market for long-haul optical transport. Specifically, we have enhanced our product offerings that serve the storage, enterprise and metro markets. We believe that these markets will recover faster from the current downturn than will the long-haul transport market. For example, through our acquisitions of Exbit Technology (“Exbit”) in 2001 and Cicada Semiconductor (“Cicada”) in 2004, we now have an extensive product line addressing applications in Gigabit Ethernet-based local area networks (“LANs”).

The dramatic growth in the networking infrastructure as well as the proliferation of various types of applications and traffic in the network have resulted in several different communications standards and protocols being used to deliver and process data. The primary standards for high-speed transmission of communication over optical fiber are SONET (Synchronous Optical Network) in the United States and parts of Asia and the equivalent SDH (Synchronous Digital Hierarchy) in the rest of the world. By standardizing interoperability among different vendors’ equipment, the SONET/SDH standards facilitate high levels of data integrity, improved network reliability and reduced maintenance and other operations costs.

The ever increasing demand for system bandwidth was initially addressed by a technique called wavelength division multiplexing that allows several optical signals, each of a different wavelength, to be transmitted simultaneously on a single optical fiber. The adoption of WDM has enabled system operators to increase system bandwidth without the delay and expense of having to deploy additional fiber cables. More recently, service providers are trying to address the demand for additional bandwidth by employing next-generation SONET systems that make more efficient use of the existing infrastructure.

Various protocols are being utilized today on top of the SONET optical base to ensure that routing and switching of information occurs accurately, including Asynchronous Transfer Mode (“ATM”) and Internet Protocol (“IP”). ATM is based on fixed-size packets called cells, and is designed to efficiently integrate voice, data and video and easily scale bandwidth. IP is a packet-based protocol that is generally accepted as the industry standard for LAN data transfer and is increasingly being used in metro and wide area networks as well. Both ATM and IP packet switching network technologies are being deployed over optical networks based on the complementary SONET/SDH standards, known as ATM over SONET and Packet over SONET (“POS”). Additionally, new protocols such as multi-protocol label switching (“MPLS”) have emerged that are better suited for data traffic while providing for the low latency and quality of service needs of voice and video traffic. We are also seeing the emergence of Ethernet being transported directly on SONET (Ethernet over SONET or “EoS”), which eliminates an additional layer of overhead from a SONET signal. We believe that EoS is replacing POS as the protocol in next-generation SONET equipment.

Most present-day LANs use the Ethernet transmission protocol, which operates at speeds of 10 Mb/s, 100 Mb/s (Fast Ethernet), 1 Gb/s (Gigabit Ethernet) or 10 Gb/s. Most desktop connections today support either 10 Mb/s or 100 Mb/s data rates, though Gigabit Ethernet is beginning to appear on the desktop. In order to support the migration of desktops to these higher data rates, LAN backbones and servers are increasingly employing the Gigabit Ethernet and 10 Gigabit Ethernet standards. We therefore expect to see a proliferation of higher performance switches in the LAN that will not only address higher bandwidth demands, but will also be capable of providing routing functionality handling different types of traffic. Industry observers also expect the transition to Gigabit Ethernet to accelerate in 2005 and 2006, which we believe would result in a significant increase in demand for related components in that time frame.

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

Two other protocols emerging in the storage market are Serial Attached SCSI or SAS, and Serial ATA or SATA. SAS and SATA are the evolution of the SCSI and ATA interfaces, respectively, that are used in most computers and disk drives today, from a parallel bus to a serial bus architecture. Both SAS and SATA are expected to enable the market for lower-cost storage networks that do not require the performance or robustness that a Fibre Channel network offers. We believe that this will result in an overall increase in the demand for storage equipment as these systems become more affordable.

Strategy

Our objective is to be the leading supplier of high-performance ICs for the global communications and storage markets. In order to attain this goal, our corporate strategy encompasses the following elements:

Target Growing Markets

We target emerging high-growth areas in the communications infrastructure such as products delivering services based on SONET/SDH, ATM, IP, MPLS, Fibre Channel, SAS, SATA and Gigabit Ethernet, which typically require ICs that are capable of high-bandwidth data transmission. We strive to provide solutions that adhere to the major networking protocols and perform common networking functions required by the most widely deployed communications equipment.

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

Take Advantage of Technological Break Points to Address New Applications

The markets for semiconductor devices periodically experience technological shifts caused by, among other things, increased speeds or changing protocols. For example, in the LAN market the Fast Ethernet standard is migrating to Gigabit Ethernet. In the wide area and metro markets, the POS protocol is being supplanted by Ethernet over SONET. Similarly, in the market for mid-range storage applications, over the next three years, the parallel SCSI protocol will be replaced by SAS. Our strategy is to introduce innovative products in these markets earlier than our competitors and thereby gain significant market share.

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

Products

We have a wide variety of products that are primarily sold into the communications and storage infrastructure. While many of our products are targeted at specific markets, some of them find applications in multiple types of communications equipment across all of our focus markets. Our products fall into the following broad categories:

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

Framing, Mapping and Other Overhead Processing Functions

Framers are devices that take incoming data traffic from the PHY and process the framing information used for transporting data. Mappers convert data from one protocol to another. Some of the other critical functions in a communications system include forward error correction, performance monitoring and pointer processing. We offer a complete line of these products that operate at speeds up to 10 Gb/s, principally for next-generation SONET systems targeted at the metro market. Some of these products have a feature called virtual concatenation, which enables a system to more effectively and efficiently transmit LAN-based protocols such as Ethernet, Fibre Channel, Enterprise System Connection (“ESCON”) and digital video over the existing, well-established public network infrastructure.

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

Switches

The switch fabric is responsible for receiving data from a line card and routing it to its proper destination. As in the case of the network processor, this is a function that is primarily served by internally developed and manufactured application-specific IC solutions today. However, OEMs have increasingly begun to outsource the switch fabric to semiconductor suppliers such as ourselves. One of our current switch fabric solutions is GigaStream, which allows systems designers to scale system bandwidth up to 80 Gb/s. This chip set is ideally suited for access, edge and metro area routers and multiservice switches at data rates up to 2.5 Gb/s.

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

Enterprise LAN products

Our enterprise product line includes transceivers, switches and Media Access Controllers (“MACs”) that address Gigabit Ethernet applications in the LAN. We currently offer a family of triple speed (10/100/1000 Mb/s) Layer 2 and Layer 3 switches available in port counts ranging from 5 to 48. These switches are targeted at desktop, workgroup and LAN infrastructure boxes and enable these systems to migrate to Gigabit Ethernet speeds in a cost-effective manner. Through our acquisition of Cicada in 2004, we now have a line of transceivers that complements our switch product line, offering customers a complete solution for their enterprise switching needs. These transceivers enable equipment that can deliver data at Gigabit speeds over existing Category 5 cabling. Recently, we have announced the availability of 5-port and 8-port integrated ICs that combine the transceiver and switch functions and that have the lowest power consumption of any such device in the market today.

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

Additionally, we have products, both in production and in development, that address the emerging SAS and SATA markets targeted at storage systems as well as servers. These products include SAS Port Expanders and SATA Port Multipliers of varying port configurations.

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

Through fiscal 2003, we manufactured a portion of our IC products, including Gallium Arsenide (“GaAs”) and Indium Phosphide (“InP”) products, at our two fabs in Camarillo, California, and Colorado Springs, Colorado. In the third quarter of fiscal 2003, we decided to close our Colorado Springs fab and cease all future manufacturing of GaAs products. We closed down this fab in fiscal 2004. The Camarillo fab is expected to continue in a very limited capacity through at least fiscal 2005 but is not expected to generate any meaningful revenue or incur any material cost during this period.

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

Our engineering, research and development expenses in fiscal 2004, 2003 and 2002, excluding the amortization of deferred stock-based compensation and purchased in-process research and development (“IPR&D”), were $88.8 million, $84.3 million and $119.4 million, respectively.

Competition

The markets for our products are intensely competitive and subject to rapid technological advancement in design technology, wafer manufacturing techniques and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next-generation equipment with those of current or future competitors. In the storage and enterprise markets, we principally compete against Agilent, Broadcom, Emulex, LSI Logic, Marvell, PMC Sierra and Qlogic, while in the long-haul and metro markets, our competitors include Agere Systems, Applied Micro Circuits Corporation, Mindspeed and PMC Sierra. We also compete with the internal IC design units of systems companies such as Cisco. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of smaller privately-held companies that focus on specific portions of our range of products. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customers’ products.

Competition is particularly strong in the market for communications ICs, in part due to the market’s historical growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. Larger competitors in our market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that Vitesse might have otherwise won.

Sales and Customer Support

We sell our products principally through a direct sales force to systems manufacturers. Because of the significant engineering support required in connection with the sale of high-performance ICs, we provide our customers with field engineering support as well as engineering support from our headquarters. Our sales cycle is typically lengthy and requires the continued participation of salespersons, field engineers, engineers based at our headquarters and senior management.

We augment this direct sales approach with domestic and foreign distributors that work under the direction of our sales force and service smaller accounts purchasing application specific standard products.

Our sales headquarters is located in Camarillo, California. We have three additional sales and field application support offices in the United States, one in Canada, two in China, one in Europe, two in Japan and one in Taiwan.

We generally warrant our products against defects in materials and workmanship for a period of one year.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information. We have been awarded 65 U.S. patents and 4 foreign patents for various aspects of design and process innovations used in the design and manufacture of our products. We have 192 patent applications pending in the U.S. and 3 patent applications pending in Europe and are preparing to file several more patent applications. We believe that patents are of less significance in our industry than such factors as technical expertise, innovative skills and the abilities of our personnel.

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

Employees

As of September 30, 2004, we had 778 employees, including 481 in engineering, research and development, 130 in marketing and sales, 108 in operations and 59 in finance and administration. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe our employee relations are good.

Risk Factors

We Have Experienced Continuing Losses from Operations Since March 31, 2001, and We Anticipate Future Losses from Operations

We have experienced continuing losses from operations since our revenues peaked in the quarter ended December 31, 2000. Although our revenues have fluctuated since that time, in recent periods they have not been sufficient to cover our operating expenses, and we anticipate future losses from operations as a result. Moreover, in fiscal 2001, 2002 and 2003 our operating results were materially and adversely affected by inventory write-downs, restructuring charges and impairment charges. We may be required to take additional similar charges in the future, which could have a material and adverse effect on our operating results. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. We recently announced that, due to a slowdown in orders from our storage customers, our total revenues in the fourth quarter of fiscal 2004 were below our previous guidance and that they had declined relative to the third quarter of fiscal 2004. For the same reasons, we recently announced that we expect our total revenues in the first quarter of fiscal 2005 to decline relative to the fourth quarter of fiscal 2004. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

If We Are Unable to Develop and Introduce New Products Successfully or to Achieve Market Acceptance of Our New Products, Our Operating Results Will Be Adversely Affected

Our future success will depend on our ability to develop new high-performance integrated circuits for existing and new markets, introduce these products in a cost-effective and timely manner and convince leading equipment manufacturers to select these products for design into their own new products. Our financial results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new integrated circuits is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

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

These and other risks associated with our reliance on third-party foundries could materially and adversely affect our business, financial condition and results of operations. For example, the third-party foundries that manufacture our wafers have from time to time experienced manufacturing defects and reductions in manufacturing yields. In addition, disruptions and shortages in foundry capacity may impair our ability to meet our customers’ needs and negatively impact our operating results. Our third-party foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. Historically, there have been periods in which there has been a worldwide shortage of foundry capacity for the production of high-performance integrated circuits such as ours. We do not have long-term agreements with any of our third-party foundries, but instead subcontract our manufacturing requirements on a purchase order basis. As a result, although we believe that we currently have access to adequate foundry capacity to support our sales levels, it is possible that the capacity we will need in the future may not be available to us on acceptable terms, if at all.

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

Acquisitions May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert the Attention of Our Management

Within the last several years we have made a series of acquisitions, including a number of significant acquisitions. Our management frequently evaluates available strategic opportunities, and as a result we may pursue additional acquisitions of complementary products, technologies or businesses in the future. If we fail to achieve the financial and strategic benefits of past and future acquisitions, however, including our recent acquisitions of Cicada and Multilink, our business and operating results will be materially and adversely affected. In undertaking future acquisitions we may:

•	Issue stock that would dilute the ownership of our then-existing stockholders;

•	Reduce the cash available to fund operations or meet other liquidity needs;

•	Incur debt; or

•	Assume other liabilities.

For example, in connection with our acquisition of Versatile Optical Networks, Inc. in July 2001, we issued approximately 8.8 million shares of our common stock. In August 2003, we subsequently sold certain assets of this business at a loss, requiring us to recognize losses from discontinued operations on our fiscal 2003 statements of operations and cash flows. Acquisitions also involve numerous other risks after they are completed, including:

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

For example, in fiscal 2002 we recorded impairment charges of $398.9 million associated with goodwill and other intangible assets related to past acquisitions. As of September 30, 2004, and after accounting for these impairment charges, we had an aggregate of $243.1 million of goodwill and other intangible assets on our balance sheet. As a result of our purchase of Cicada, we recorded a third quarter fiscal 2004 charge of $3.7 million for the fair value of purchased IPR&D. Additionally, $42.9 million and $13.7 million was recorded as goodwill and identifiable intangible assets, respectively. The identifiable intangible assets include customer relationships of $0.2 million and developed technology of $13.7 million, which will be amortized over their expected lives of 17 months to 48 months, respectively, increasing annual and quarterly amortization expense by approximately $3.6 million and $0.9 million, respectively. These assets may be written down in the future to the extent they are deemed to be impaired and any such write-downs would adversely affect our results of operations.

Our Industry Is Highly Competitive

The markets for our products are intensely competitive and subject to rapid technological advancement in design technologies, wafer-manufacturing techniques, process tools and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors. In the storage and enterprise markets, we principally compete against Agilent, Broadcom, Emulex, LSI Logic, Marvell, PMC Sierra and QLogic; in the long haul and metro markets, our competitors include Agere Systems, Applied Micro Circuits Corporation, Mindspeed and PMC Sierra. We also compete with internal IC design units of systems companies such as Cisco Systems. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our product line. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

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

Our International Sales and Operations Subject Us to Risks That Could Adversely Affect Our Revenue and Operating Results

Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 46%, 30% and 24% of our total revenue in fiscal 2004, 2003 and 2002, respectively. International sales involve a variety of risks and uncertainties, including risks related to:

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

If We Are Not Successful in Protecting Our Intellectual Property Rights, It May Harm Our Ability to Compete

We rely on a combination of patent, copyright, trademark and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information. We have been issued 65 U.S. patents and 4 foreign patents and have a number of pending patent applications. However, despite our efforts to protect our intellectual property, we cannot assure you that:

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

Our Operating Results May Fluctuate Significantly Due to Stock-Based Compensation Associated with Our Employee Stock Purchase Plan

Certain shares authorized on January 26, 2004 for future common stock issuances under our employee stock purchase plan are accounted for under the variable method of accounting. Factors that may cause variability in the related stock-based employee compensation include volatility of our stock price and levels of participation in the plan. If our stock price increases, the corresponding stock-based employee compensation expense will increase. If our stock price decreases, the stock-based employee compensation expense will decrease. As a result, our stock price may have a significant influence on our operating results.

The Market Price for Our Common Stock Has Been Volatile and Future Volatility Could Cause the Value of Your Investment in Our Company to Fluctuate

Our stock price has recently experienced significant volatility. In particular, our stock price declined significantly during fiscal 2004 following announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the technology sector. We expect that fluctuations in the demand for our products will cause our stock price to continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

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

Our Ability to Repurchase Our Debentures, If Required, with Cash, upon a Change of Control May Be Limited

In certain circumstances involving a change of control or the termination of public trading of our common stock, holders of our 1.5% convertible subordinated debentures may require us to repurchase some or all of the debentures. We cannot assure that we will have sufficient financial resources at such time or will be able to arrange financing to pay the repurchase price of the debentures.

Our ability to repurchase the debentures in such event may be limited by law, by the indenture associated with the debentures, by the terms of other agreements relating to our senior debt and by such indebtedness and agreements as may be entered into, replaced, supplemented or amended from time to time. We may be required to refinance our debt in order to make such payments. We may not have the financial ability to repurchase the debentures if payment of our debt is accelerated. If we fail to repurchase the debentures as required by the indenture, it would constitute an event of default under the indenture governing the debentures which, in turn, may also constitute an event of default under other of our obligations.

Our Operating Results May Fluctuate Significantly Due to the Embedded Derivative Associated with Our 1.5% Convertible Subordinated Debentures

In connection with the issuance of our 1.5 % Convertible Subordinated Debentures due 2024, the requirement that we pay a make-whole premium in certain circumstances upon the occurrence of a fundamental change constitutes an embedded derivative in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the value of which we are required to mark-to-market each reporting period. We expect that there may be fluctuations in the value of this embedded derivative, which would generally be reflected as interest expense or income in our results of operations. As a result, there may be material fluctuations in our results of operations.

Item 2.    Properties

Our executive offices and principal research and development and fabrication facility is located in Camarillo, California, and is being leased under a non-cancelable operating lease that expires in 2009. The total space occupied in this building is approximately 111,000 square feet. We lease an additional 43,000 square feet in Camarillo for product development. In March 2001, we purchased an additional 50,000 square foot facility, located in Camarillo, for product development. We also own a 107,000 square feet facility in Colorado Springs, which was the site of our wafer fabrication facility until its closure in 2004, and today is used as a design center. We also lease space for 11 other product development centers in Colorado, Denmark, Germany, Massachusetts, Minnesota, New Jersey, Oregon, and Texas and 10 sales and field application support offices (3 in the United States, 1 in Canada, 1 in Europe, 2 in China, 2 in Japan and 1 in Taiwan). As of September 30, 2004, we own space of approximately 156,000 square feet and lease space of approximately 381,000 square feet.

Item 3.    Legal Proceedings

We are currently involved in several legal proceedings; however, we believe that resolution of these matters, if resolved against us, would not have a material and adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position
Louis Tomasetta	56	President and Chief Executive Officer, Director
Ira Deyhimy	64	Vice President, Strategy Development
Christopher Gardner	44	Vice President, General Manager of Transport Division
Eugene Hovanec	52	Vice President, Finance & Chief Financial Officer
Yatin Mody	41	Vice President, Finance
Richard Riker*	49	Vice President, Sales and Marketing

Louis Tomasetta, a co-founder of the Company, has been President, Chief Executive Officer and a Director since the Company’s inception in February 1987. From 1984 to 1987, he served as President of the integrated circuits division of Vitesse Electronics Corporation. Prior to that he was the director of the Advanced Technology Implementation department at Rockwell International Corporation. Dr. Tomasetta has over 30 years experience in the management and development of semiconductor-based businesses, products, and technology. Dr Tomasetta received his B.S., M.S., and Ph.D. degrees in electrical engineering from the Massachusetts Institute of Technology.

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

*	Mr. Riker resigned from the Company in October 2004.

PART II

Item 5.    Market for Company’s Common Stock and Related Stockholder Matters

Our common stock is traded in the Nasdaq National Market System under the symbol VTSS. Our common stock has been trading on the Nasdaq National Market since December 11, 1991. The table below presents the quarterly high and low closing prices on the Nasdaq National Market during the past two fiscal years.

Fiscal Year Ended September 30, 2003	High	Low
First Quarter	$3.32	$0.64
Second Quarter	2.81	1.95
Third Quarter	5.62	2.18
Fourth Quarter	7.38	4.83

Fiscal Year Ended September 30, 2004
First Quarter	$7.80	$5.69
Second Quarter	9.05	5.90
Third Quarter	7.54	4.28
Fourth Quarter	4.51	2.08

As of September 30, 2004, there were 1,965 shareholders of record. We have never paid cash dividends and presently intend to retain any future earnings for business development. Further, our bank line of credit agreement and certain of our lease agreements prohibit the payment of dividends without the consent of the bank and the lessors, respectively.

Information regarding our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Repurchases of Common Stock

On September 9, 2004, the Company’s Board of Directors approved the repurchase of up to $20 million of our common stock in connection with the private placement of our 1.5% Convertible Subordinated Debentures due 2024 (the 2004 Repurchase Plan). From September 9, 2004 through September 17, 2004, the Company’s common stock closing price ranged from $2.77 to $3.12. For the three months ended September 30, 2004, the Company had repurchased shares, all from Lehman Brothers Inc. as agent, as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
July 2004	—	$—	—	$—
August 2004	—	$—	—	$—
September 2004	6,890,000	$2.90	6,890,000	$19,000

Total	6,890,000	$2.90	6,890,000	$19,000

Issuance of 1.5% Convertible Subordinated Debentures Due 2024

In September and October 2004 we issued $96.7 million in aggregate principal amount of 1.5% Convertible Subordinated Debentures due 2024 (the 2004 Debentures). The 2004 Debentures were issued to Lehman Brothers Inc. as Initial Purchaser in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and subsequently resold by the Initial Purchaser to “qualified institutional buyers” (as defined in Rule 144A) in reliance on Rule 144A in transactions exempt from the registration requirements of the 1933 Act. We incurred $3.1 million of issuance costs, which primarily consisted of investment banking, legal, accounting and other professional fees. The net proceeds to us of our original offering of $90.0 million in aggregate principal amount of the 2004 Debentures were approximately $86.9 million, of which $20.0 million was used to fund the concurrent repurchase of 6.9 million shares of our common stock from the Initial Purchaser. In October 2004 we issued an additional $6.7 million of these obligations, bringing the aggregate principal amount of our 2004 Debentures to $96.7 million and our total net proceeds to $93.4 million.

The 2004 Debentures are unsecured obligations and will be subordinated in right of payment to all of our existing and future senior indebtedness, including indebtedness under our amended senior credit facility. The 2004 Debentures are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The holders of the 2004 Debentures may convert the 2004 Debentures into shares of our common stock at an initial conversion price of $3.92 per share, subject to adjustment. This price results in an initial conversion rate of 255.1020 shares of our common stock per $1,000 principal amount of the 2004 Debentures. Upon conversion, we will have the right to deliver cash in lieu of shares of our common stock or a combination of cash and shares of our common stock. We may redeem the 2004 Debentures beginning October 1, 2007 if our stock price is at least 170% of the conversion price, or approximately $6.67 per share, for 20 trading days within any 30 consecutive trading day period, and may also redeem the 2004 Debentures beginning October 1, 2009 without being subject to such condition. In addition, holders of the 2004 Debentures will have the right to require us to repurchase the 2004 Debentures on October 1 of 2009, 2014 and 2019 and upon the occurrence of certain events.

We have agreed to file an initial registration statement under the Securities Act to permit registered resales of the 2004 Debentures and the common stock issuable upon conversion of the 2004 Debentures. The initial registration statement has not yet been filed.

Item 6.    Selected Financial Data

The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with the audited consolidated financial statements, the notes thereto and the other financial data included therein.

	As of and for the years ended September 30,
	2004	2003	2002	2001	2000
	(in thousands except per share amounts)
Statement of operations data:
Revenues	$218,775	$156,371	$151,738	$383,905	$441,694
Income (loss) from operations	(34,439)	(143,038)	(787,907)	(167,894)	60,802
Income (loss) from continuing operations, before other income (expense), net	(33,065)	(131,179)	(849,711)	(108,033)	27,889
Net income (loss)	(33,065)	(167,189)	(883,526)	(111,875)	27,889
Income (loss) from continuing operations per share—basic	(0.15)	(0.64)	(4.28)	(0.58)	0.16
Income (loss) from continuing operations per share—diluted(1)	(0.15)	(0.64)	(4.28)	(0.58)	0.15
Net income (loss) per share—basic	(0.15)	(0.82)	(4.45)	(0.60)	0.16
Net income (loss) per share—diluted(1)	(0.15)	(0.82)	(4.45)	(0.60)	0.15
Shares used in per-share calculation—basic	215,726	203,801	198,608	185,853	176,147
Shares used in per-share calculation—diluted(1)	215,726	203,801	198,608	185,853	189,828

Balance sheet data:
Cash and short-term investments	$183,125	$234,574	$310,240	$219,108	$699,556
Working capital, net	134,483	238,664	292,206	252,392	806,571
Total assets	659,018	665,744	827,259	1,932,782	1,901,066
Current portion of long term debt, including premium of $529	132,746	—	—	—	—
Long-term debt, less current portion	90,000	196,992	195,145	467,228	723,587
Total shareholder’s equity	370,238	385,508	482,705	1,329,005	1,105,402

With the adoption of SFAS No. 142, effective October 1, 2001, the Company ceased amortizing goodwill.

(1) Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares, as their effect is antidilutive. The dilutive potential common shares that were antidilutive for fiscal 2004 totaled approximately 70.7 million shares.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Vitesse should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

We are a leading supplier of high-performance integrated circuits, principally targeted at systems manufacturers in the communications and storage industries. Within the communications industry, our products address the enterprise, metro and core segments of the communications network, where they enable data to be transmitted at high speeds and to be processed and switched under a variety of protocols. In the storage industry our products enable storage devices to be networked efficiently. Our customers include leading communications and storage original equipment manufacturers (“OEMs”) such as Alcatel, Cisco, EMC, Fujitsu, Hewlett Packard, Huawei, IBM, LSI Logic, Lucent, Nortel, Siemens, Sun Microsystems, and Tellabs.

Over the past few years, the proliferation of the Internet and the rapid growth in volume of data being sent over local and wide area networks has placed a tremendous strain on the communications infrastructure. The resulting demand for increased bandwidth has created a need for both faster as well as more expansive networks. Further, communication service providers have sought to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner. There has also been a growing trend by systems companies towards the outsourcing of IC design and manufacture to suppliers such as Vitesse. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has been growing significantly. Towards the end of 2000, the communications industry experienced a severe downturn due to the overbuilding of the communications infrastructure and excess inventories, among other reasons. While market conditions improved modestly between the end of fiscal 2002 and the third quarter of fiscal 2004, our revenues declined in the fourth quarter of 2004 due to the presence of excess inventories and reduced spending in our end markets. In spite of these volatile business conditions, we believe that the long-term prospects for the markets that we participate in remain strong.

Significant Events During Our Last Three Fiscal Years

In fiscal 2003 and in the first three quarters of fiscal 2004, we saw improved business conditions and increased customer demand. However, in the fourth quarter of fiscal 2004, our revenues decreased from the third quarter of fiscal 2004 due to reduced customer demand, principally in the storage area. We expect the decrease in revenues to continue through early fiscal 2005.

During the last three years, we have made a number of acquisitions and have sold our optical module business. Specifically, we have enhanced our product offerings that serve the storage, enterprise and metro markets. We believe that these markets will recover faster from the current downturn than will the long-haul transport market. Through our acquisitions of Exbit Technology (“Exbit”) in 2001 and Cicada Semiconductor (“Cicada”) in 2004, we now have an extensive product line addressing applications in Gigabit Ethernet-based local area networks (“LANs”).

Previously, since the end of 2000, our industry experienced a widespread and severe downturn. As a result of this downturn, we experienced a significant decline in sales of our products, which was further exacerbated by the high inventory levels at our customers. In response to the decreased demand for our products and the continuing disruption in our industry, we implemented a series of restructuring programs and other significant changes to our business during fiscal 2001, 2002 and 2003.

Acquisitions and Discontinuations of Operations

In February 2004, we completed our acquisition of all of the equity interests of Cicada, a provider of Ethernet products principally for the enterprise market, in exchange for $65.5 million in cash. Of this total purchase price, $6.6 million is being held in an escrow fund until the first anniversary of the closing date of the acquisition, and is reported as restricted cash as of September 30, 2004. During the June quarter, we completed the purchase price allocation based on the fair values of tangible and intangible assets and liabilities acquired. The allocation included net liabilities of $1.6 million, in process research and development (“IPR&D”) of $3.7 million, which was charged to expense, identifiable intangibles of $13.9 million, and excess consideration of $42.9 million, which was recorded as goodwill. The identifiable intangibles include customer relationships of $0.2 million and developed technology of $13.7 million, which will be amortized over their estimated useful lives of 17 months and 48 months, respectively. Cicada products contributed approximately $3.0 million in revenues for fiscal 2004. As a result of the acquisition of Cicada, our operating expenses in fiscal 2004 increased by $9.1 million, including a $3.7 million charge associated with IPR&D.

We acquired Multilink in August 2003 in exchange for approximately $31.7 million total purchase price, comprised of 4.4 million shares of common stock valued at $23.3 million and the assumption of stock options and warrants to purchase approximately 2.0 million shares of common stock valued at $8.4 million. We completed the purchase price allocation based on the fair value of tangible and intangible assets and liabilities acquired. The allocation included net tangible assets of $7.7 million, IPR&D of $2.0 million, goodwill of $13.3million, unearned compensation of $1.7 million and other intangible assets of $7.0 million that will be amortized over 4 years. Through this transaction, we acquired an experienced team of system, mixed signal and digital design engineers that has successfully developed products for OC-192 transport, Forward Error Correction, 10 Gigabit Ethernet and high speed backplanes, as well as a family of products that is already in production.

In July 2001, we acquired Versatile Optical Networks (Versatile), a company engaged in the development and manufacturing of optical transponder modules and optical switches for approximately 10 million shares of common stock. We acquired Versatile with the intention of integrating electronic components such as those supplied by Vitesse with optical components from third parties into a single optical module. At that time, although the telecommunications industry was in the early stages of a downturn, we were forecasting significantly high growth rates for sales of optical modules, as we believed that the specific target market for these modules was actually growing. In 2002, as business conditions in the telecommunications industry worsened, we began to see demand for optical modules begin to slow down. Due to increased competition, a prolonged downturn in the business and the erosion of margins, in 2003 we began to consider various alternatives for this business. After evaluating all available options, we decided to sell the assets related to transponder modules. On August 28, 2003, we entered into an agreement to sell substantially all of the assets of our optical module business to Avanex Corporation (“Avanex”) for 1,371,430 shares of Avanex common stock valued at approximately $6.6 million based on the closing price of Avanex on the closing date. We classified these shares as marketable securities and accordingly, reported them at fair value as of September 30, 2003. An immaterial amount of unrealized gain, net of taxes, as of September 30, 2003 was recorded under Accumulated Other Comprehensive Income—a separate component of Stockholders’ Equity. In October 2003, we sold all of the Avanex shares and recorded a gain on the sale in the amount of approximately $0.2 million, which is classified under Other income (expense), net in the Statement of Operations for fiscal 2004. Our September 30, 2003 balance sheet reflects assets and liabilities held for sale and our fiscal 2003 statements of operations and cash flows reflect the results of the optical module business as discontinued operations for all periods presented.

In addition to the transactions discussed above, we have also made other acquisitions since the beginning of fiscal 2001, including our acquisition of Exbit in June 2001 for approximately 2.7 million shares of our common stock valued at $123.6 million and certain additional contingent consideration relating to the achievement of performance and retention goals and the acquisition of APT in January 2003 for approximately $10.0 million with possible additional consideration depending on the performance of the acquired business. While we frequently evaluate potential acquisitions of business, products or technologies that we believe will contribute to our strategy, we do not currently have any binding commitments with respect to any additional material acquisitions.

Restructuring Programs and Charges

Due to the prolonged downturn in our industry, we announced a number of restructuring programs in fiscal 2003 and 2002. A summary of each program is as follows:

•	The June 2003 restructuring program focused on the planned closure of our Colorado Springs, Colorado wafer fabrication facility. This restructuring plan included the termination of 92 employees which included 67 from manufacturing operations, 6 from sales and marketing and 19 from research and development operations, the write-down of certain manufacturing assets that were deemed to be impaired and the write-off of related prepaid maintenance for non-transferable maintenance contracts totaling $27.4 million, as well as the write-down of the Colorado Springs facility itself in the amount of $23.8 million. Payments related to the workforce reduction were $1.4 million and were completed during March 2004. We continue to use the Colorado Springs land and building as a design center. As a result of implementing this restructuring plan, we recorded total charges of $52.6 million during fiscal 2003 and $0.3 million in fiscal 2004. In June 2004, we entered into an agreement to sell certain manufacturing equipment from Colorado Springs with a net book value of $14.2 million for net proceeds of $17.4 million, resulting in a gain of $3.2 million.

•	The June 2002 restructuring program consisted of a workforce reduction of 183 people, consolidation of excess facilities of $4.6 million, an asset impairment charge of $107.2 million for manufacturing equipment and contract settlement costs of $34.2 million. Payments for workforce reduction were approximately $3.4 million and were completed during the quarter ended June 30, 2003. Payments related to the consolidation of excess facilities were completed in March 2004. The accrual for contract settlement costs is expected to be fully utilized by March 2005. As of September 30, 2004, approximately 11% of this equipment is still in use and is being depreciated, but remained underutilized. The remaining equipment is decommissioned and is expected to remain idle for an indefinite period of time. The program resulted in total charges of $148.3 million during fiscal 2002, $1.1 million in fiscal 2003, and $0.5 million in fiscal 2004.

•	The November 2001 restructuring program consisted of a workforce reduction of 130 people, consolidation of excess facilities of $0.4 million and a asset impairment charge of $63.2 million. Payments for workforce reduction were approximately $0.7 million and were completed during the quarter ended March 31, 2002. Payments related to consolidation of excess facilities were completed during the quarter ended June 30, 2003. The impaired equipment remains decommissioned, and is expected to remain idle for an indefinite period of time. The program resulted in total charges of $64.3 million during fiscal 2002.

A combined summary of these restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Impairment of Assets	Building impairment	Total
Balance at September 30, 2001	$1,229	$1,706	$—	$—	$—	$2,935

Charged to expense	4,058	3,855	34,221	170,363	—	212,497
Non cash amounts	—	(172)	—	(170,363)	—	(170,535)
Cash payments	(3,709)	(1,985)	(2,714)	—	—	(8,408)

Balance at September 30, 2002	1,578	3,404	31,507	—	—	36,489

Charged to expense	1,419	1,390	—	27,447	23,774	54,030
Non cash amounts	—	—	—	(27,447)	(23,774)	(51,221)
Cash payments	(1,646)	(2,081)	(10,867)	—	—	(14,594)
Add Multilink accrued restructuring		3,219				3,219

Balance at September 30, 2003	1,351	5,932	20,640	—	—	27,923

Charged to expense	354	532	—	—	—	886
Non cash amounts	—	—	—	—	—	—
Cash payments	(1,580)	(3,662)	(10,014)	—	—	(15,256)
Balance at September 30, 2004	$125	$2,802	$10,626	$—	$—	$13,553

We incurred a $2.5 million restructuring charge for fiscal 2002 related to optical module business, which for financial statement purposes has been included in the loss from discontinued operations. In connection with the acquisition of Multilink, we accrued restructuring costs of $3.2 million in fiscal 2003 related to excess facilities. We had an additional restructuring program in Fiscal 2001. During fiscal 2003, we incurred an additional restructuring charge of $0.3 million for excess facilities charges related to the fiscal 2001 restructuring plan which is included in the above table.

Workforce reduction includes the cost of severance and related benefits of employees affected by the restructuring plans. The excess facilities charges include lease termination payments, non-cancelable lease costs and write off of leasehold improvements and office equipment related to these leases. Contract settlements costs represent future purchase commitments related to unused licenses of non-cancelable software contracts, and the residual value guaranteed under certain equipment operating leases. The impairment of assets charge includes the write-down of the Colorado Springs facility manufacturing equipment and prepaid maintenance contracts associated with that equipment. The charge was determined based on the held and used classification under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). Under this classification, when a decision has been made to abandon an asset group, all of the long-lived assets and certain identifiable intangibles in that asset group to be disposed of are tested for impairment. The charges for the Colorado Springs facility also includes impairment of the owned land and building based on the held and used classification under SFAS 144. The Colorado Springs manufacturing facility ceased production during fiscal 2004, however, we are continuing to use certain portions of the building as office space. As such, we obtained fair value information for comparable commercial property in the Colorado Springs area. Based on an estimated fair value, we recorded an impairment charge to write down the land and building accordingly. The adjusted value of the long-lived assets will then be depreciated over the remaining estimated useful life.

Other Write-Offs and Special Charges

During the quarter ended June 30, 2003, we wrote off $6.8 million of GaAs inventory. As a result of our planned closure of the GaAs fabrication facility in Colorado Springs and the decision to exit the GaAs manufacturing process, we notified customers and requested final forecasts and purchase orders from these customers. Based on the customers’ responses, and required commitments to purchase the inventory in the near future, we determined that we had excess GaAs inventory on hand. As a result, we recorded a charge of $6.8 million, which is included in cost of revenues in fiscal 2003. This inventory has been physically segregated and is still being held in a warehouse facility, but has been written off in its entirety. During fiscal 2003 we also recorded a charge of $5.2 million to write down various equity investments held by the two Vitesse Venture Funds to the estimated fair market value, which is included in “Other Expenses” in the statement of operations for fiscal 2003.

In fiscal 2002, we also wrote off $30.5 million of excess and obsolete inventories. The continued industry downturn resulted in a decreased demand for our products and a significant reduction in sales forecasts established at the end of fiscal 2001 and the beginning of 2002. As a result, we recorded a charge of $30.5 million in accordance with our inventory reserve methodology, which was included in cost of revenues in fiscal 2002. We have subsequently scrapped substantially all of this inventory. Also, during the fourth quarter of fiscal 2002, we recorded a charge of $5.0 million to write down various equity investments held by the two Vitesse Venture Funds to the estimated fair market value, which is included in “Other Expenses” in the statement of operations for fiscal 2002.

Issuance of 1.5% Convertible Subordinated Debentures due 2024 and Redemption of 4.0% Convertible Subordinated Debentures Due 2005

In September 2004, we issued $90.0 million in aggregate principal amount of 1.5% Convertible Subordinated Debentures due 2024 (the 2004 Debentures) in a private placement. We incurred $3.1 million of issuance costs, which primarily consisted of investment banking, legal, accounting and other professional fees. The net proceeds to us of this offering were approximately $86.9 million, of which $20.0 million was used to fund the concurrent repurchase of 6.9 million shares of our common stock from the Initial Purchaser. In October 2004 we issued an additional $6.7 million of these obligations, bringing the aggregate principal amount of our 2004 Debentures to $96.7 million and our total net proceeds to $93.4 million. In October and November 2004 we repurchased and redeemed the remaining $132.2 million outstanding principal amount of our 4.0% Convertible Subordinated Debentures due 2005.

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of total revenues for the fiscal years indicated:

	Year ended September 30,
	2004	2003	2002
Revenues	100%	100%	100%

Costs and expenses:
Cost of revenues	36.0	46.8	72.6
Engineering, research and development	49.6	70.4	97.1
Selling, general, and administrative	21.5	34.5	44.9
Restructuring costs	0.4	34.6	138.4
Employee stock purchase plan compensation	2.5	—	—
Purchased in-process research and development	1.7	2.0	—
Goodwill and intangible assets impairment charge	—	—	262.9
Amortization of goodwill and intangibles	4.1	3.2	3.4

Total costs and expenses	115.7	191.5	619.3

Loss from operations	(15.7)	(91.5)	(519.3)
Other income, net	0.4	7.6	42.4

Loss from continuing operations before income taxes	(15.4)	(83.9)	(476.9)
Income tax expense (benefit)	(0.3)	0.0	83.1

Loss from continuing operations	(15.1)	(83.9)	(560.0)
Loss from discontinued operations, net of tax benefit for fiscal 2001	(0.0)	(23.0)	(22.3)

Net loss	(15.1)%	(106.9)%	(582.3)%

Year Ended September 30, 2004, as Compared to Year Ended September 30, 2003

Revenues

Revenues in fiscal 2004 were $218.8 million, an increase of 39.9% from the $156.4 million recorded in fiscal 2003. The increase in revenues was the result of improving market conditions and increasing customer demand in the first three quarters of fiscal 2004 compared to fiscal 2003, which was followed by a decrease in revenues in the last quarter of fiscal 2004.

Revenues from storage products were $89.6 million in fiscal 2004, compared with $82.9 million in fiscal 2003. The proliferation of the Internet and the resulting expansion in the amount of data that needs to be managed, moved and stored has led to rapid growth in the market for storage equipment. A majority of our products in the storage area are designed for Fibre Channel based systems. In recent years, the market for these systems, which are particularly well suited for high speed data transfer, has been growing significantly. Further, in 2003, many of our customers transitioned their Fibre Channel product lines from data rates of 1 Gb/s to 2 Gb/s. Because we have more of our products designed into 2 Gb/s systems than in 1 Gb/s systems, our storage revenues grew significantly in fiscal 2003 and the first three quarters of fiscal 2004. However, in the fourth quarter of fiscal 2004, storage revenues declined by 40% from the third quarter of 2004 due to a broad-based decline in demand from our storage customers. We do not expect that demand four our storage products will recover from this decline in the foreseeable future. Accordingly, we expect that our storage revenues will be significantly lower in fiscal 2005 than they were in fiscal 2004.

Revenues from enterprise products grew from $35.8 million in fiscal 2003 to $47.5 million in fiscal 2004. In the last two years we have increasingly focused on Ethernet products targeting enterprise markets. For example, in fiscal 2001, we acquired Exbit, a developer of Ethernet switches and MACs, and in fiscal 2004, we acquired Cicada, whose physical layer products are principally targeted at customers in the enterprise LAN space. In fiscal 2003, as we brought some of these newer products to market, we began to see increased revenues from the enterprise market. Additionally, in anticipation of continued growth in this area, we have enhanced our marketing efforts by establishing a sales and marketing team that is more focused on Ethernet products and customers.

Our revenues from products targeting the metro market were $47.8 million in fiscal 2004 compared to $19.4 million in fiscal 2003. The significant increase in demand for our ICs that target the metro market stems from increasing bandwidth requirements and the need by communications service providers to provide end customers with a range of new services such as VoIP, bandwidth-on-demand and remote storage, among others. This in turn has resulted in increased demand for equipment that enables these services, including ICs.

Revenues from our legacy products, which include long-haul telecommunications products and ASICs for the Automatic Test Equipment (ATE) and military markets were $33.9 million in fiscal 2004 and $18.3 million fiscal 2003. The increase was primarily due to the addition of certain products from the Multilink acquisition, as well a few “last time buy” orders we received from customers. We do not anticipate revenues from these products to grow significantly in the next twelve months, as we do not believe that capital spending for long-haul communications equipment will increase in the next few years.

It is customary for product prices in the semiconductor industry to decline over time. Most of these price decreases are negotiated in advance and are usually based on increased volumes or the passage of time. Semiconductor vendors can generally absorb price decreases without adversely impacting their gross margins through manufacturing efficiencies and more favorable overhead absorption resulting from increased production volumes. In fiscal 2004, the weighted average selling price for our twenty highest volume products, accounting for 55% of total revenues, decreased by approximately 9%, which is consistent with the fiscal 2003 decrease of 9%.

Since fiscal 2001, many of our customers have restructured operations, cut product development efforts, reduced excess component inventories and divested parts of their operations as a result of their clients’

fluctuating capital expenditure levels. We believe that even though the business environment of the markets in which we participate has shown modest signs of improvement, the pattern of revenues for fiscal 2005 may be volatile as a result of fluctuating customer demand forecasts and inventory levels.

Cost of Revenues

Our cost of revenues was $78.7 million in fiscal 2004 compared to $73.2 million in fiscal 2003. As a percentage of total revenues, however, our cost of revenues was 36.0 % in fiscal 2004 compared to 46.8% in fiscal 2003. The decrease in cost of revenues as a percentage of total revenues in fiscal 2004 compared to fiscal 2003 was partially due to a $6.8 million charge to cost of revenues included in fiscal 2003 to write off certain obsolete gallium arsenide inventory associated with the shut down of our Colorado Springs wafer fabrication facility, and the approximately $3.6 million annualized savings in payroll and benefits related to the closure of the Colorado Springs fabrication facility in 2003 that we realized in 2004. In the future, cost of revenues as a percentage of revenues may fluctuate as a result of changes in the demand for our products, the relative mix of products that we sell and other factors.

Engineering, Research and Development

Engineering, research and development expenses were $108.5 million in fiscal 2004 compared to $110.1 million in fiscal 2003. As a percentage of total revenues, engineering, research and development expenses were 49.6% in fiscal 2004 and 70.4% fiscal 2003. The decrease in both absolute dollars and as a percentage of revenues from the prior year was primarily due to a reduction of $6.1 million in deferred compensation expense associated with acquisitions and approximately $0.9 million in savings from payroll and benefits related to terminations that were part of the fiscal 2002 restructuring program but that were not completed until June 2003. These savings were partially offset by the approximately $5.4 million in additional charges incurred in fiscal 2004 as a result of the Cicada acquisition, and the inclusion of a full year of the research and development expenses associated with the APT acquisition. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) were $47.1 million in fiscal 2004, compared to $54.0 million in fiscal 2003. As a percentage of total revenues, SG&A expenses were 21.5% in fiscal 2004, compared to 34.5% in fiscal 2003. The decrease in both absolute dollars and as a percentage of revenues from the prior year was primarily due to our efforts to streamline our cost structure. We have seen reduced salaries and benefits as a result of our cost cutting measures for selling, general and administrative personnel of $2.1 million, lower sales commissions of $1.8 million due to a change in the commission plan, a reduction in bad debt expense of $2.1 million compared to fiscal 2003 and an additional decrease in other SG&A expenses of $0.9 million as a result of continued efforts to cut costs and reduce expenses.

Restructuring Costs

Restructuring costs were $0.9 million in fiscal 2004, compared to $54.0 million in fiscal 2003. See further discussion in “Overview”.

Employee Stock Purchase Plan Compensation

We have an employee stock purchase plan for all eligible employees. During fiscal 2004 we recorded stock-based compensation expense of $5.4 million related to certain shares purchased under the plan and for shares to be purchased under the plan for future purchase intervals ending through January 31, 2005 and July 31, 2005. See Note 1 of the Notes to the Consolidated Financial Statements, “The Company and Its Significant Accounting Policies” for further discussion.

In-Process Research and Development (“IPR&D”)

Purchased in-process research and development charges were $3.7 million in fiscal 2004, all of which related to the acquisition of Cicada. Purchased in-process research and development charges were $3.0 million in fiscal 2003. These charges related to the acquisitions of APT and Multilink of $1.0 million and $2.0 million, respectively.

The related purchased IPR&D for each of the above mentioned transactions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology that, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimations of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of our new product introductions and those of our competitors, individual product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue.

Amortization of Goodwill and Intangible Assets

We elected to adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of October 1, 2001. There was no transitional impairment of goodwill upon adoption of SFAS 142.

Amortization of other intangible assets was $8.9 million in fiscal 2004, as compared to $5.1 million in fiscal 2003. The increase in amortization expense is the result of the acquisition of Cicada in the current year resulting in amortization expense of $2.4 million, and the inclusion of a full year of amortization expense for intangible assets acquired from Multilink that resulted in a $1.4 million increase.

Interest Income

Interest income was $2.4 million in fiscal 2004 compared to $4.6 million in fiscal 2003. The decrease in interest income of $2.2 million from fiscal 2003 was the result of lower cash balances and short-term and long-term investments held throughout the period. The decrease in cash and investment balances in fiscal 2004 was primarily the result of the purchase of Cicada for $65.5 million in cash, and the repurchase of $62.9 million of our 4% Convertible Subordinated Debentures due 2005.

Interest Expense

Interest expense was $8.5 million in fiscal 2004 compared to $7.2 million in fiscal 2003. The increase in interest expense of $1.3 million from fiscal 2003 was primarily the result of a higher floating rate on our interest rate swap agreement in fiscal 2004 compared to fiscal 2003, as well as additional interest expense related to debt that we acquired in connection with the Cicada acquisition.

Gain (Loss) on Extinguishment of Debt

During the fourth quarter of fiscal 2004, we repurchased $62.9 million principal amount of our 4% Convertible Subordinated Debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $62.8 million. As a result, for the year ended September 30, 2004, we recorded a loss on extinguishment of debt of $0.2 million, which includes $0.3 million of deferred debt issuance costs. During the first quarter of fiscal 2003, we purchased $68.6 million principal amount of our 4% convertible subordinated debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $51.1 million. As a result, for the year ended September 30, 2003, we recorded a gain on extinguishment of debt of approximately $16.6 million.

Other Income (Expense), net

In fiscal 2004, other income consists primarily of the gain on sale of fixed assets of $3.2 million, and amortization of deferred gains and losses related to termination of our interest rate swap agreements of $3.6 million related to the termination of certain interest rate swap agreements. For additional information regarding our interest rate swap agreements, see Note 8 “Derivative Instruments and Hedging Activities” of the Notes to the Consolidated Financial Statements.

In fiscal 2003, we recorded a charge of $5.2 million to write down certain equity investments held by the two Vitesse Venture Funds to the estimated fair market value. This was offset by the amortization of deferred gains of $2.8 million related to the termination of certain interest rate swap agreements.

Income Tax Expense (Benefit)

For the year ended September 30, 2004, our total effective income tax rate was (1.6%). In fiscal 2004 and 2003, no deferred tax benefit was allocated to discontinued operations.

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

Revenues from storage products were $82.9 million in fiscal 2003, compared with $58.1 million in fiscal 2002. The proliferation of the Internet and the resulting expansion in the amount of data that needs to be managed, moved and stored has led to rapid growth in the market for storage equipment. A majority of our products in the storage area are designed for Fibre Channel based systems. In recent years, the market for these systems, which are particularly well suited for high speed data transfer has been growing significantly. Further, in 2003, many of our customers transitioned their Fibre Channel product lines from data rates of 1 Gb/s to 2 Gb/s. Because we have more of our products designed into 2 Gb/s systems than in 1 Gb/s systems, our storage revenues grew significantly in fiscal 2003.

Revenues from enterprise products grew from $30.0 million in fiscal 2002 to $35.8 million in fiscal 2003. This increase was a result of the Company’s increasing focus on Ethernet products targeting the enterprise markets. In fiscal 2003, as we began to bring some of these newer products to market, we began to see increased revenues.

Revenues from products targeting the metro market were $19.4 million in fiscal 2003 compared to $21.3 million in fiscal 2002. The relatively small decline in metro revenues was the result of a sequential quarterly decline in orders for older products targeting this market during fiscal 2002, offset by sequential quarterly growth in demand for new products during fiscal 2003.

Revenues from our legacy products, which include long-haul telecommunications products and ASICs for the Automatic Test Equipment (ATE) and military markets were $18.3 million in fiscal 2003 and $42.3 million fiscal 2002. The decrease in revenues generated from these products was primarily due to a significant reduction in orders from telecommunications customers as a result of the overbuilding of the long haul communications infrastructure which began in fiscal 2001 and continued through fiscal 2003 as well as a reduced emphasis by the Company on markets outside communications and storage.

Cost of Revenues

Our cost of revenues was $73.2 million in fiscal 2003 compared to $110.2 million in fiscal 2002. As a percentage of total revenues, cost of revenues was 46.8% in fiscal 2003 and 72.6% in fiscal 2002. The decrease in cost of revenues as a percentage of total revenues in fiscal 2003 compared to fiscal 2002 was the result of increased revenues in 2003 and our continued efforts to decrease fixed costs. Additionally, during fiscal 2003 we implemented a restructuring plan that included the closure of our 6-inch GaAs wafer fabrication facility in Colorado Springs and the exit of the GaAs manufacturing process in fiscal 2004. As a result we notified customers and requested final forecasts and purchase orders from these customers. Based on the customers’ responses and commitments to purchase the inventory in the near future, we determined that we had excess GaAs inventory on hand and recorded a charge of $6.8 million that is included in cost of revenues in fiscal 2003. In the year ended September 30, 2002, we wrote off $30.5 million of excess and obsolete inventories as a result of an industry-wide reduction in capital spending and the resulting decrease in demand for our products. Excluding the inventory write-offs, cost of revenues in fiscal 2003 and 2002 would have been $66.4 million, or 42.4% of revenues, and $79.6 million, or 52.5% of revenues, respectively.

Engineering, Research and Development

Engineering, research and development expenses were $110.1 million in fiscal 2003 compared to $147.3 million in fiscal 2002. As a percentage of total revenues, engineering, research and development expenses were 70.4% in fiscal 2003 and 97.1% fiscal 2002. The decrease in both absolute dollars and as a percentage of revenues from fiscal 2002 was principally due the cost reductions from our restructuring plans of fiscal 2002. As a result of those restructuring programs, we terminated employees with research and development functions which resulted in an annual savings of approximately $29.0 million in salaries and benefits. A majority of these employees were engaged in development activities that were curtailed. We also saved approximately $8.2 million in annual expense related to contract settlement costs. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) were $54.0 million in fiscal 2003, compared to $68.2 million in fiscal 2002. As a percentage of total revenues, SG&A expenses were 34.5% in fiscal 2003, compared to 44.9% in fiscal 2002. The decrease in both absolute dollars and as a percentage of revenues from the prior year was primarily due to our efforts to streamline our cost structure. Approximately $6.2 million of the decrease was the result of annual salaries and benefits savings related to terminations in selling, general and administrative functions, $2.0 million was due to closed office locations related to our restructuring programs, and $3.0 million was due to a charge recorded in fiscal 2002 to increase the reserve for doubtful accounts as a result of the downturn in the industry and a general economic slowdown, that was not necessary in 2003. The remaining decrease was due to continued efforts to cut costs.

Restructuring Costs

Restructuring costs were $54.0 million in fiscal 2003, compared to $210.0 million in fiscal 2002. See further discussion in “Overview”.

In-Process Research and Development (“IPR&D”)

Purchased in-process research and development charges were $3.0 million in fiscal 2003. These charges related to the acquisition of APT and Multilink of $1.0 million and $2.0 million, respectively. There were no IPR&D charges in fiscal 2002.

Amortization of Goodwill and Intangible Assets

We elected to adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of October 1, 2001. There was no transitional impairment of goodwill upon adoption of SFAS 142.

Amortization of other intangible assets was $5.1 million in fiscal 2003, as compared to $5.2 million in fiscal 2002 which is relatively constant from year to year.

Interest Income

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

Interest Expense

Interest expense was $7.2 million in fiscal 2003 compared to $14.0 million in fiscal 2002. The decrease in interest expense of $6.8 million from fiscal 2002 was primarily the result of several interest rate swap agreements entered into during fiscal 2003 that significantly lowered interest expense relative to fiscal 2002, as well as the reduction in outstanding principal amount of our 4% Convertible Subordinated Debentures due March 2005 that resulted from our repurchases of those instruments.

Gain on Extinguishment of Debt

During the first quarter of fiscal 2003, we purchased $68.6 million principal amount of our 4% Convertible Subordinated Debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $51.1 million. As a result, for the year ended September 30, 2003, we recorded a gain on extinguishment of debt of approximately $16.6 million.

Other Expense, Net

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

Liquidity and Capital Resources

At September 30, 2004, we had $183.1 million in cash, cash equivalents and short-term investments, which we refer to as cash and investments. Cash and investments decreased by $51.5 million from $234.6 million as of September 30, 2003. This decrease was primarily due to the acquisition of Cicada for which we paid $65.5 million in cash, of which $6.6 million is being held in an escrow fund until the first anniversary of the closing date of the acquisition, and is reported as restricted cash, $62.8 million used to repurchase our 4% Convertible Subordinated Debentures due 2005, $20.0 million used to repurchase common stock, $19.6 million used in capital expenditures and $4.3 million in debt repayments. The decrease in our cash and investments was offset by $87.3 million in proceeds from the issuance of $90 million of our 1.5% Convertible Subordinated Debentures due 2024, net of debt issue costs paid, $17.4 million in cash generated from sale of fixed assets, $11.3 million in proceeds from the issuance and sale of stock pursuant to the stock option and stock purchase plans and $4.7 million generated from operating activities. In October we issued an additional $6.7 million of our 1.5% Convertible Subordinated Debentures due 2024, which generated an additional $6.5 million in net proceeds.

We generated $4.7 million of cash from operating activities in fiscal 2004, primarily as a result of $217.5 million in receipts from customers, which were offset by $205.3 million in payments to vendors and employees and $7.5 million in interest payments. Cash receipts from customers increased by $59.1 million from the prior year due to increased revenues. Payments to employees and vendors increased by $53.5 million from the prior year amount of $151.8 million, primarily due to the increase in the amount of inventory purchased during the period.

We generated $0.5 million of cash from operating activities in fiscal 2003, and used $76.8 million of cash to fund operating activities in fiscal 2002. The improvement in cash flows from operating activities from 2002 to 2003 was primarily the result of our cost cutting efforts as described under Restructuring Programs and Charges. Our cash receipts from customers in 2003 were $158.4 million, a decrease from the $168.3 million received in 2002. However, cash paid to employees and vendors decreased from $233.1 million in 2002 to $151.8 million in 2003, resulting in a significant improvement in cash flow.

In September 2004, we issued $90.0 million in aggregate principal amount of our 2004 Debentures. We incurred $3.1 million of issuance costs, which primarily consisted of investment banking, legal, accounting and other professional fees. The net proceeds to us of this offering were approximately $86.9 million, of which $20.0 million was used to fund the concurrent repurchase of 6.9 million shares of our common stock from the Initial Purchaser. In October 2004 we issued an additional $6.7 million of these obligations, bringing the aggregate principal amount of our 2004 Debentures to $96.7 million and our total net proceeds to $93.4 million. In October and November 2004 we repurchased and redeemed the remaining $132.2 million outstanding principal amount of our 4.0% Convertible Subordinated Debentures due 2005.

During fiscal 2004 we used $24.2 million in proceeds from the sale of investments to partially fund the acquisition of Cicada and to buyback debt. We invested approximately $19.6 million in capital equipment consisting of $2.2 million in the buyout of a lease for certain test equipment and $17.4 million in the purchase of other test equipment and tooling.

We believe that our available cash, including our cash and investments, and the revolving line of credit facility of $25 million, will be adequate to finance our planned growth and operating needs for the next 12 months.

Off-Balance Sheet Arrangements

We have entered into several agreements to lease equipment. All of these leases have initial terms of three to five years and options to renew for an additional one to three years. We have the option to purchase the equipment at the end of each initial lease term, and at the end of each renewal period for the lessor’s original cost, which is not less than the fair market value at each option date. If we elect not to purchase the equipment at the end of each of the leases, we would guarantee a residual value to the lessors equal to 80% to 84% of the lessors’ cost of the equipment equal to $60.3 million. As of September 30, 2004, the lessors held $48.2 million as cash collateral, which amount is included in current portion of restricted long-term deposits.

Our acquisition agreements with Cicada and APT obligate us to pay certain contingent cash consideration based on continued employment and meeting certain revenue milestones over the next four years. Compensation for continued employment is being ratably accrued over the related period, and compensation for certain revenue milestones will be expensed when such milestones are achieved. As of September 30, 2004, total cash contingent compensation that could be paid under these acquisition agreements assuming all contingencies are met is $4.7 million.

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

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Revenue Recognition, Allowance for Doubtful Accounts and Sales Returns Reserve

We recognize product revenue when persuasive evidence of an arrangement exists, the sales price is fixed, products are shipped to customers, which is when title and risk of loss transfers to the customers, and collectibility is reasonably assured. Revenue from development contracts is recognized upon attainment of specific milestones established under the customer contracts. Revenue from products deliverable under development contracts, including design tools and prototype products, is recognized upon delivery. We record a provision for estimated sales returns in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. Certain of our production revenues are made to a major distributor under an agreement allowing for price protection and right of return on products unsold. Accordingly, we defer recognition of revenue on such products until the products are sold by the distributor to the end user.

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

At September 30, 2004, our allowance for doubtful accounts and sales returns was $1.6 million or 4.3% of gross receivables, compared to $2.7 million or 7.2% of gross receivables as of September 30, 2003. The decrease in the reserve as a percentage of gross receivables from prior year is the result of writing off accounts against the allowance for doubtful accounts and a decreasing historical return rate which is used to calculate estimated sales returns reserve.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, we provide appropriate reserves for such excess inventory. If we have previously recorded the value of such inventory determined to be in excess of projected demand, or if we determine that inventory is obsolete, we write off these inventories in the period the determination is made. Due to reduced capital spending by our customers and the resulting reduction in demand for our products, we wrote off $30.5 million of excess and obsolete inventory during fiscal 2002. Due to our exit from the GaAs manufacturing process in connection with the closure of our Colorado Springs, Colorado fab, we wrote off $6.8 million of excess and obsolete inventory in the quarter ended June 30, 2003. Remaining inventory balances are adjusted to approximate the lower of our actual manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of revenues in the period the revision is made.

Valuation of Goodwill, Purchased Intangible Assets and Long-Lived Assets

The purchase method of accounting for acquisitions requires extensive estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and tangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. If the assumptions and estimates used to allocate the purchase price are not correct, future asset impairment charges could be required.

In accordance with SFAS 142, we perform the two-step goodwill impairment test on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill of our only reporting unit to its carrying value. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on a market approach. Fair value of other intangible assets and long-lived assets is determined by undiscounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset is less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we amortize over the remaining estimated useful life of the asset. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows and long-term growth rates. It is reasonably possible that the estimates and assumptions used to value these assets may be incorrect. If our actual results, or the estimates and assumptions used in future impairment analyses are lower than the original estimates and assumptions used to assess the recoverability of these assets, we could incur additional impairment charges. See Note 5—“Restructuring Costs and Other Special Charges”, Note 3—“Goodwill and Other Intangible Assets” and Note 4—“Discontinued Operations” of the Notes to the Consolidated Financial Statements for additional information.

During the quarter ended June 30, 2003 we recorded a charge of $27.4 million for the write-down of certain manufacturing equipment used in our Colorado Springs fabrication facility and prepaid maintenance contracts associated with that equipment, as well as $23.7 million for the write-down of the Colorado Springs land and building. During the quarter ended June 30, 2002, we recorded goodwill and other intangible asset impairments of $396.0 million and $2.9 million, respectively, totaling $398.9 million. We also recorded a charge of $169.2 million during fiscal 2002 for the write-down of certain excess manufacturing equipment. To the extent we determine there are indicators of impairment in future periods, additional write-downs may be required.

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

On January 26, 2004, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 13.0 million shares to 21.5 million shares of common stock. Without the approved amendment, the Company would not have had sufficient shares available to fulfill the six month purchase interval ending January 31, 2004 in which case the Company would have allocated the remaining shares reserved for issuance on a pro rata basis under the terms of the plan. The portion of the shares approved which were used to fulfill the January 31, 2004 six month purchase interval of 317,389 shares are considered compensatory and were recorded under the variable method of accounting in accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, as the stock price on January 26, 2004 did not meet the market discount criterion under APB Opinion No. 25. Accordingly during the quarter ended March 31, 2004, the Company recorded stock-based employee compensation expense of $2.0 million related to the six-month interval ending January 31, 2004. At January 26, 2004, the Company had two overlapping twenty-four month offering periods with purchase prices of $1.76 and $5.48, which expire on January 31, 2005 and July 31, 2005, respectively. The shares used to fulfill the future six month purchase intervals under these offering periods will also be accounted for under the variable method of accounting with corresponding stock-based compensation expense recorded for the difference between the fair value of the stock at the end of the six month purchase interval and the offering period purchase prices of

$1.76 and $5.48. Therefore, the Company recorded stock-based employee compensation expense of $1.9 million for the six-month interval ending July 31, 2004 related to the offering period which expires on January 31, 2005 with a purchase price of $1.76. For the offering period ending July 31, 2005, no compensation expense was recorded at July 31, 2004 as the fair value of the stock at the end of the offering period of $2.80 was less than the purchase price of $5.48. The Company also recorded stock-based compensation expense of $1.5 million related to the future six-month purchase intervals under these offering periods. The corresponding stock-based compensation expense is recognized in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

As of September 30, 2004 we estimate that total stock-based employee compensation expense will be $1.7 million for the remaining offering period, of which $1.5 million has already been recorded as of September 30, 2004. Factors that may cause variability in the stock-based employee compensation include our stock price and the amount of employee participation in the plan. If our stock price increased by 10% the estimated total stock-based employee compensation expense would be $2.3 million. If our stock price decreases 10% the estimated total stock-based employee compensation expense would be $1.3 million. If employees included in these offering periods elect to increase their participation by 10%, the estimated total stock-based employee compensation expense would be $1.9 million. If employees included in these offering periods elect to decrease their participation by 10%, the estimated total stock-based employee compensation expense would be $1.6 million.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. As of September 30, 2004 all tax benefits are subject to a 100% valuation allowance.

Impact of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”) (revised December 2003 by FIN No. 46R (“FIN 46R”)), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R, which was issued in December 2003, replaces FIN 46, and clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial statements, or results of operations.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

Cash Equivalents, Short-term and Long-term Investments

Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Our investments are made in accordance with an investment policy approved by the Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are recorded at amortized cost, while available-for-sale investments are recorded at fair value. We did not have any held-to-maturity investments at September 30, 2004.

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

Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2004, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

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

In fiscal 2003 and 2002, we entered into several interest rate swap agreements, under which we pay variable rates and we receive a fixed rate, to reduce the impact of interest rate changes on the fair value of our long-term debt. As of September 30, 2004, only one interest rate swap agreement was in effect with a total notional value of $132.1 million. Our interest rate swap relates to our 4.0% Convertible Subordinated Debentures due 2005. Under this swap transaction we pay an interest rate equal to a six-month LIBOR rate plus a fixed spread. In exchange, we receive interest rates of 4.0%. As a result, the swaps effectively converted our fixed-rate debt to variable-rate debt and qualified for fair value hedge accounting treatment. Since this interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, changes in the fair value of the swap agreement were recorded as interest expense and matched by changes in the designated, hedged fixed-rate debt to the extent that such changes were effective and as long as the hedge requirements were met. Periodic interest payments and receipts on both the debt and the swap agreement are recorded as components of interest expense in the accompanying consolidated statements of operations, as a result of which we report interest expense at the hedge-effected interest rate. Gains realized on termination of interest rate swap agreements are being recognized in operations over the remaining term of the respective long-term debt.

In October 2004, in connection with the redemption of our 4.0% Convertible Subordinated Debentures due 2005, we terminated our interest rate swap agreement with a notional value of $119.7 million for $0.6 million.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California

October 28, 2004

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and 2003

	September 30,
	2004	2003
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,865	$48,119
Short-term investments (principally marketable securities)	162,260	186,455
Accounts receivable, net of allowances of $1,632 and $2,729 in 2004 and 2003, respectively	36,447	35,171
Inventories, net	41,162	24,851
Restricted cash	6,600	—
Current portion of restricted deposits	48,217	—
Prepaid expenses and other current assets	9,524	4,457

Total current assets	325,075	299,053

Property and equipment, net	74,403	92,541
Restricted long-term deposits	—	57,101
Goodwill, net	218,880	175,539
Other intangible assets, net	24,212	19,246
Other assets	16,448	22,264

	$659,018	$665,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,003	$3,175
Current portion of convertible subordinated debt, due 2005, including premium of $529	132,746	—
Current portion of deferred gain	891	3,522
Current portion of accrued restructuring	12,311	17,290
Accounts payable	17,789	11,553
Accrued expenses and other current liabilities	23,341	22,936
Income taxes payable	1,511	1,913

Total current liabilities	190,592	60,389

Long-term accrued restructuring	1,242	10,633
Deferred gain on derivative instrument	4,319	5,808
Long-term debt	—	1,847
Other long-term liabilities	1,146	4,237
Convertible subordinated debt, including premium of $587	—	195,732
Convertible subordinated debt, due October 2024	90,000	—
Minority interest	1,481	1,590

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 212,885,307 and 212,870,231 shares at September 30, 2004 and 2003, respectively	2,146	2,141
Additional paid-in-capital	1,441,490	1,443,373
Unearned compensation	(1,764)	(21,440)
Accumulated other comprehensive income (loss)	(1)	2
Accumulated deficit	(1,071,633)	(1,038,568)

Total shareholders’ equity	370,238	385,508

	$659,018	$665,744

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2004	2003	2002
	(in thousands except per share amounts)
Revenues	$218,775	$156,371	$151,738
Costs and expenses:
Cost of revenues	78,720	73,163	110,155
Engineering, research and development	108,533	110,145	147,272
Selling, general and administrative	47,053	54,020	68,161
Restructuring costs	886	54,030	210,001
Employee stock purchase plan compensation	5,420	—	—
In-process research and development	3,700	3,000	—
Goodwill impairment (includes $2.9 million of intangible assets impairment)	—	—	398,898
Amortization of intangible assets	8,902	5,051	5,158

Total costs and expenses	253,214	299,409	939,645

Loss from operations, before other income (expense), net	(34,439)	(143,038)	(787,907)

Interest income	2,439	4,580	16,729
Interest expense	(8,517)	(7,194)	(14,048)
Gain (loss) on extinguishment of debt	(191)	16,550	66,267
Other income (expense)	7,095	(2,017)	(4,678)

Other income, net	826	11,919	64,270

Loss from continuing operations before income taxes	(33,613)	(131,119)	(723,637)
Income tax expense (benefit)	(548)	60	126,074

Loss from continuing operations	(33,065)	(131,179)	(849,711)
Loss from discontinued operations	—	(36,010)	(33,815)

Net loss	$(33,065)	$(167,189)	$(883,526)

Net loss per share—basic and diluted:
Continuing operations—basic and diluted	$(0.15)	$(0.64)	$(4.28)
Discontinued operations—basic and diluted	(0.00)	(0.18)	(0.17)

Net loss per share—basic and diluted	$(0.15)	$(0.82)	$(4.45)

Shares used in per share computations:
Basic and diluted	215,726	203,801	198,608

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years ended September 30, 2004, 2003 and 2002

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance, September 30, 2001	197,440,321	$1,974	$1,396,466	$(81,582)	$—	$12,147	$1,329,005
Net loss	—	—	—	—	—	(883,526)	(883,526)
Change in net unrealized gains on investments	—	—	—	—	252	—	252

Comprehensive loss							(883,274)

Exercise of stock options	939,318	10	1,340	—	—	—	1,350
Shares issued under Employee Stock Purchase Plan	1,778,872	18	6,068	—	—	—	6,086
Vesting of restricted shares issued in purchase transaction	—	7	(7)	—	—	—	—
Reversal of unearned compensation related to terminations	—	—	(3,613)	3,613	—	—	—
Amortization of unearned compensation	—	—	—	29,538	—	—	29,538

Balance, September 30, 2002	200,158,511	$2,009	$1,400,254	$(48,431)	$252	$(871,379)	$482,705
Net loss	—	—	—	—	—	(167,189)	(167,189)
Change in net unrealized gains on investments	—	—	—	—	(250)	—	(250)

Comprehensive loss							(167,439)

Exercise of stock options	3,061,747	31	2,057	—	—	—	2,088
Shares issued under Employee Stock Purchase Plan	3,130,284	31	5,477	—	—	—	5,508
Shares issued in purchase transactions	5,530,229	56	26,944		—	—	27,000
Vesting of restricted shares issued in purchase transaction	—	4	(4)	—	—	—	—
Vesting of earnout shares issued in purchase transaction	989,460	10	2,859	(2,653)	—	—	216
Stock options issued in purchase transaction	—	—	11,343	(2,681)	—	—	8,662
Compensation related to discontinued operations	—	—	113	—	—	—	113
Reversal of unearned compensation related to terminations	—	—	(5,670)	5,670	—	—	—
Amortization of unearned compensation	—	—	—	26,655	—	—	26,655

Balance, September 30, 2003	212,870,231	$2,141	$1,443,373	$(21,440)	$2	$(1,038,568)	$385,508
Net loss	—	—	—	—	—	(33,065)	(33,065)
Change in net unrealized gains on investments	—	—	—	—	(3)	—	(3)

Comprehensive loss							(33,068)

Exercise of stock options	2,716,197	28	4,012	—	—	—	4,040
Shares issued under Employee Stock Purchase Plan	3,908,606	39	7,205	—	—	—	7,244
Compensation expense related to Employee Stock Purchase Plan	—	—	5,420	—	—	—	5,420
Shares issued in purchase transactions	384,782	4	2,723	—	—	—	2,727
Repurchase of common shares	(6,890,000)	(69)	(19,912)	—	—	—	(19,981)
Vesting of restricted shares issued in purchase transaction	—	3	(3)	—	—	—	—
Refund of restricted shares issued in purchase transaction	(264,130)	(2)	2	—	—	—	—
Vesting of earnout shares issued in purchase transaction	159,621	2	(436)	555	—	—	121
Compensation related to discontinued operations	—	—	356	—	—	—	356
Reversal of unearned compensation related to terminations	—	—	(1,250)	1,250	—	—	—
Amortization of unearned compensation	—	—	—	17,871	—	—	17,871

Balance, September 30, 2004	212,885,307	$2,146	$1,441,490	$(1,764)	$(1)	$(1,071,633)	$370,238

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(33,065)	$(131,179)	$(849,711)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation and amortization	39,514	36,628	60,270
Property and equipment impairment	—	42,489	135,163
Impairment of goodwill and intangible assets	—	—	398,898
Impairment of other long-term investments	119	5,237	5,040
Inventory impairment	—	6,808	30,533
Assets held for sale write down	—	17,260	—
Prepaid maintenance impairment	—	8,731	28,602
Accrued restructuring	—	2,809	42,186
Gain on derivative instruments	(3,123)	(2,857)	(362)
Amortization of debt issue costs and debt discount	1,243	1,119	1,771
Amortization of deferred compensation	17,993	24,063	26,169
Other compensation expense	6,011	285	—
Purchased in-process research and development	3,700	3,000	—
Gain on extinguishments of debt	(191)	(16,550)	(66,267)
Gain on sale of fixed assets	(3,235)
Deferred tax assets, net	—	—	139,127
Changes in assets and liabilities:
(Increase) decrease in, net of effects of purchase transactions:
Accounts receivable, net	(559)	2,066	16,321
Inventories, net	(16,095)	(5,430)	(10,745)
Prepaid expenses and other current assets	(4,686)	3,625	(12,006)
Other assets	2,434	2,314	1,983
Increase (decrease) in, net of effects of purchase transactions:
Accounts payable	6,217	4,174	(11,689)
Accrued expenses and other current liabilities	(2,573)	4,334	(1,012)
Accrued restructuring	(8,558)	(9,226)	(6,659)
Income taxes payable	(402)	790	(4,364)

Net cash provided by (used in) operating activities	4,744	490	(76,752)

Cash flows from investing activities:
Purchases of investments	(1,091,791)	(611,663)	(817,857)
Proceeds from sale of investments	1,115,983	625,230	1,199,624
Capital expenditures	(19,590)	(19,103)	(62,163)
Sale of fixed assets and other long term assets	17,400	—	—
Restricted long-term deposits	—	366	(4,611)
Proceeds from liquidation of Venture Fund investment	683	—	—
Distribution to minority interest limited partners from sale of investments	(214)	—	(462)
Capital contributions by minority interest limited partners	141	75	81
Restricted cash	(6,600)	—	—
Payment for purchase transactions, net of cash acquired	(59,483)	16,125	—

Net cash provided by (used in) investing activities	(43,471)	11,030	314,612

Cash flows from financing activities:
Principal payments under long-term debt and capital leases	(4,297)	(198)	—
Proceeds from issuance of long-term debt	90,000	—	—
Cash paid for debt issue costs	(2,700)	—	—
Repurchase of convertible subordinated debt	(62,833)	(51,052)	(203,073)
Deferred gain on derivative instrument	—	3,284	9,253
Repurchase of common stock	(19,981)	—	—
Proceeds from issuance of common stock, net	11,284	7,596	7,436

Net cash provided by (used in) financing activities	11,473	(40,370)	(186,384)

Increase (decrease) in cash and cash equivalents	$(27,254)	$(28,850)	$51,476
Cash used in discontinued operations	—	(32,999)	(33,678)

Net increase (decrease) in cash and cash equivalents	(27,254)	(61,849)	17,798

Cash and cash equivalents at beginning of year	48,119	109,968	92,170
Cash and cash equivalents at end of year	$20,865	$48,119	$109,968

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,518	$6,075	$12,048
Income taxes	$333	$371	$612
Supplemental disclosures of non-cash transactions:
Issuance of stock for purchase transactions	$2,727	$27,217	$—
Issuance of stock options in purchase transactions	$—	$8,662	$—
Minority interest limited partners’ share of impaired other long-term investments	$36	$3,139	$1,261
Acquisition of equipment under operating lease	$3,072	$28,738	$2,606
Additional liabilities assumed in purchase transactions	$160	$—	$—
Reversal of accrued acquisition costs	$—	$—	$1,061
Cancellation of stock options	$—	$—	$1,439

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

Basis of Presentation.    The consolidated financial statements include the accounts of Vitesse Semiconductor Corporation and its wholly owned subsidiaries and its majority-controlled joint ventures (collectively, the “Company”). Minority interest represents the limited partners’ proportionate share of the equity of Vitesse Venture Fund, L.P. and Vitesse Venture Fund II, L.P. The Vitesse Venture Fund, L.P. and Vitesse Venture Fund II, L.P. are partnerships that were formed to make equity investments in privately held technology companies. The Company is a general partner in each of the two partnerships. The assets include long-term investments in such privately held companies, and minor amounts of cash and cash equivalents. The minority interest impact is reflected in minority interest in (income) loss of the joint venture and is the limited partners’ share of the majority-controlled joint venture operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition.    Production revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed, products are shipped to customers, which is when title and risk of loss transfers to the customer, and collectibility is reasonably assured. Revenue from development contracts is recognized upon attainment of specific milestones established under customer contracts. Such revenue is insignificant. Revenue from products deliverable under development contracts, including design tools and prototype products, is recognized upon delivery. Costs related to development contracts are expensed as incurred. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors. Actual returns could be different from these estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. Certain of the Company’s production revenue are made to a major distributor under an agreement allowing for price protection and right of return on products unsold. Accordingly, the Company defers recognition of revenue on such products until the products are sold by the distributor to the end user.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2004, 2003, and 2002, the Company purchased $62.9 million, $68.6 million and $273.4 million, respectively, aggregate principal amount of its 4% Convertible Subordinated Debentures due March 2005 at prevailing market prices, for an aggregate of approximately $62.8 million, $51.1 million, and $203.1 million, respectively. Due to the significant increase in cash outflow, it was necessary that the Company liquidate certain investments. As a result, as of September 30, 2004, 2003 and 2002, all investments were classified as available-for-sale, and thus, the Company reported an unrealized gain (loss) of $0.0 million, ($0.3) million and $0.3 million, respectively, as a separate component of shareholders’ equity. The reclassification adjustments are immaterial.

Inventories.    Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs associated with the development of a new products are charged to engineering, research and development expense as incurred until the product is proven through testing and acceptance by the customer. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, the Company provides appropriate reserves for such excess inventory. If the determination is made that inventory is obsolete, these inventories are written off in the period the determination is made. Inventories are shown net of write-downs of $6.1 million and $1.2 million at September 30, 2004 and 2003, respectively.

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

Income Taxes.    The Company accounts for income taxes pursuant to the provisions of SFAS No. 109. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations. As of September 30, 2004, all deferred tax assets are subject to a 100% valuation allowance.

Research and Development Costs.    The Company charges all research and development costs to expense when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

Computation of Net Income (Loss) Per Share.    Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the weighted-average number of commons shares and excludes certain dilutive potential common shares outstanding, as their effect is antidilutive on loss from continuing operations. Dilutive potential common shares consist of employee stock options, convertible subordinated debentures that are convertible into the Company’s common stock at a conversion prices of $112.19 and $3.92, and consideration for a business acquisition that is payable in stock or cash at the Company’s option.

Because the Company incurred losses in the years ended September 30, 2004, 2003 and 2002, the effect of dilutive securities totaling 70,663,579, 49,678,788, and 26,644,235 equivalent shares, respectively, has been excluded in net loss per share, as computation of their impact would be antidilutive.

Financial Instruments.    The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s carrying value of cash equivalents, short-term investments, restricted long-term deposits, accounts receivable, long-term investments, accounts payable and long-term debt approximates fair value because the instrument has a short-term maturity or because the applicable interest rates are comparable to current investing or borrowing rates of those instruments. The fair value of the convertible subordinated debentures due March 2005 was $132.2 million and $189.5 million as of September 30, 2004 and 2003, respectively, and the fair value of the convertible subordinated debentures due October 2024 was $90.0 million as of September 30, 2004.

Derivative Instruments and Hedging Activities.    The Company utilizes interest rate swap agreements to manage interest rate exposures in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133 (“SFAS 138”). As of September 30, 2004, the Company had one such interest rate swap agreement outstanding and had designated it as a fair-value hedge. Accordingly, the changes in fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. Gains or losses realized on the termination of interest rate swap agreements are being recognized in earnings over the remaining term of the respective long-term debt.

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

Accounting for Stock Based Compensations.    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based awards for employees. For options granted to employees, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

The following tables illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	2004	2003	2002
Net loss as reported	$(33,065)	$(167,189)	$(883,526)
Add: Stock-based employee compensation expense included in reported net loss	23,291	26,655	29,538
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	(52,303)	(65,373)	(90,761)
Adjusted net loss	$(62,077)	$(205,907)	$(944,749)
Net loss per share as reported—basic and diluted	$(0.15)	$(0.82)	$(4.45)
Adjusted net loss per share—basic and diluted	$(0.28)	$(1.01)	$(4.76)

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

On January 26, 2004, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 13.0 million shares to 21.5 million shares of common stock. Without the approved amendment, the Company would not have had sufficient shares available to fulfill the six month purchase interval ending January 31, 2004 in which case the Company would have allocated the remaining shares reserved for issuance on a pro rata basis under the terms of the plan. The portion of the shares approved which were used to fulfill the January 31, 2004 six month purchase interval of 317,389 shares are considered compensatory and were recorded under the variable method of accounting in accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, as the stock price on January 26, 2004 did not meet the market discount criterion under APB Opinion No. 25. Accordingly during the quarter ended March 31, 2004, the Company recorded stock-based

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee compensation expense of $2.0 million related to the six-month interval ending January 31, 2004. At January 26, 2004, the Company had two overlapping twenty-four month offering periods with purchase prices of $1.76 and $5.48, which expire on January 31, 2005 and July 31, 2005, respectively. The shares used to fulfill the future six month purchase intervals under these offering periods will also be accounted for under the variable method of accounting with corresponding stock-based compensation expense recorded for the difference between the fair value of the stock at the end of the six month purchase interval and the offering period purchase prices of $1.76 and $5.48. Therefore, the Company recorded stock-based employee compensation expense of $1.9 million for the six-month interval ending July 31, 2004 related to the offering period which expires on January 31, 2005 with a purchase price of $1.76. For the offering period ending July 31, 2005, no compensation expense was recorded at July 31, 2004 as the fair value of the stock at the end of the offering period of $2.80 was less than the purchase price of $5.48. The Company also recorded stock-based compensation expense of $1.5 million related to the future six-month purchase intervals under these offering periods. The corresponding stock-based compensation expense is recognized in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

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

NOTE 2—BUSINESS COMBINATIONS

Purchase Accounting Business Combinations

During the three years ended September 30, 2004, the Company completed a number of purchase acquisitions. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. The consideration for each transaction has been allocated using external valuations based on the fair value of the tangible and intangible assets and liabilities acquired with the difference recorded as goodwill. With the adoption of SFAS 142, effective October 1, 2001, goodwill and other intangible assets, principally workforce, remaining as of September 30, 2001 was assessed for impairment upon adoption and are no longer amortized. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

On February 3, 2004, the Company acquired all of the equity interests of Cicada Semiconductor Corporation (“Cicada”) in exchange for $65.5 million in cash. Cicada is a supplier of gigabit Ethernet transceivers to developers of high-speed communications systems used in local area networks. Of the total purchase price, $6.6 million is being held in an escrow fund until the first anniversary of the closing date of the acquisition, and reported as restricted cash as of September 30, 2004. The escrow fund will be used as an indemnification fund by the Company, and the amount of the escrow fund to be delivered will be determined based on the value of claims made against the escrow fund. During the quarter ended June 30, 2004, the Company completed the purchase price allocation based on fair values of tangible and intangible assets and liabilities acquired. The allocation included net liabilities of $1.6 million, in process research and development (“IPR&D”) of $3.7 million which has been charged to expense, identifiable intangibles of $13.9 million, and excess consideration of $42.9 million which was recorded to goodwill. The identifiable intangibles of $13.9 million include customer relationships of $0.2 million and developed technology of $13.7 million, which will be amortized over their estimated useful lives of 17 months and 48 months, respectively. The operations of Cicada have been included in the Company’s operating results since the date of acquisition.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma consolidated results of operations for the years ended September 30, 2004 and 2003 are summarized below to reflect the acquisition of Cicada as if it had occurred on October 1, 2003 and 2002, respectively (in thousands):

	(Unaudited) Years ended September 30,
	2004	2003
Revenues	$220,430	$159,629
Loss from continuing operations	(39,150)	(142,167)
Net loss	(39,150)	(178,177)
Net loss per share—basic and diluted	$(0.18)	$(0.87)

In addition to the purchase price, the acquisition agreement with Cicada obligates the Company to pay additional cash consideration of up to $6.0 million based on continued employment of certain Cicada employees over the next four years. This amount is being ratably charged to expense over the four year period.

In January 2003, the Company acquired all of the equity interests of APT Technologies, Inc., in exchange for an aggregate of approximately $10.0 million in cash and stock and the assumption of stock options. As of September 30, 2004, approximately $8.9 million had been paid in cash and stock, with the remaining $1.1 million of consideration to be paid in cash and/or stock between October 2004 and June 2007. An additional $1.3 million may be paid based on the future results of the acquired business. In connection with the acquisition, the Company recorded an in-process research and development (“IPR&D”) charge of $1.0 million. The Company acquired APT Technologies to enable it to enter the emerging SATA market for enterprise storage.

In August 2003, the Company acquired all of the outstanding equity interests of Multilink in exchange for approximately 4.4 million shares of common stock valued at $23.3 million, the issuance of stock options, and warrants to purchase approximately 2.0 million shares of common stock valued at $8.4 million, and acquisition related expenditures of $0.5 million. In connection with the acquisition, the Company recorded an IPR&D charge of $2.0 million. The Company acquired Multilink in order to gain access to an experienced team of system, mixed signal and digital design engineers who have successfully developed products for OC-192 transport, Forward Error Correction, 10 Gigabit Ethernet and high speed backplanes, as well as to acquire a family of products that is already in production.

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

In addition to the transactions discussed above, the Company has made other acquisitions since the beginning of fiscal 2001, including our acquisition of Exbit in June 2001 for approximately 2.7 million shares of our common stock valued at $123.6 million and certain additional contingent consideration relating to the achievement of performance and Versatile Optical Networks, Inc. in July 2001 for approximately 8.8 million

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock valued at $148.8 million and the issuance of stock options at the conversion ratio to purchase 1.2 million shares of common stock valued at $18.3 million.

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

Pro forma consolidated results of operations for the years ended September 30, 2003 and 2002 are summarized below to reflect the acquisition of Multilink as if it had occurred on October 1, 2002 and 2001, respectively (in thousands):

	(Unaudited) Years ended September 30,
	2003	2002
Revenues	$160,127	$170,005
Loss from continuing operations	(174,913)	(956,736)
Net loss	(210,983)	(990,551)
Net loss per share—basic and diluted	$(1.04)	$(4.88)

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

The total consideration, including acquisition costs, was allocated based on the estimated fair values of the net assets acquired on the respective acquisition dates as follows:

	Cicada	Multilink	APT	Total
	(in thousands)
Tangible assets	$2,485	$21,470	$74	$24,029
Intangible assets:
Customer relationships	200	2,000	500	2,700
Goodwill	42,880	13,330	7,118	63,328
Technology	13,700	5,000	7,000	25,700
Unearned compensation	—	1,749	931	2,680
In process research and development	3,700	2,000	1,000	6,700
Liabilities Assumed	(4,085)	(13,880)	(4,324)	(22,289)

	$58,880	$31,669	$12,299	$102,848

For many of the purchase acquisitions included in the table above the Company has issued unvested shares and assumed unvested options to continuing employees of each acquisition, with vesting to occur as compensation for future employment services with Vitesse. Typically these shares or options vest ratably over a four-year period from the date of grant, as long as the employee option holder remains an employee of Vitesse. As a result, the Company has recorded unearned compensation based on the value of certain unvested shares and options of the Company issued to effect each acquisition. The intrinsic value of the unvested options issued to APT and Multilink were allocated to unearned compensation. Unearned compensation will be recognized as compensation expense over the respective remaining future service period.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s total goodwill (in thousands):

	September 30,
	2004	2003
Gross carrying amount	$175,539	$156,005
Goodwill acquired	42,880	20,364
Additional liabilities	461	—
Impairment of goodwill related to discontinued operation	—	(830)

Total goodwill	$218,880	$175,539

The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance
September 30, 2004
Customer relationships	$3,513	$(1,879)	$1,634
Technology	37,165	(14,587)	22,578
Covenants not to compete	4,000	(4,000)	—

Total	$44,678	$(20,466)	$24,212

September 30, 2003
Customer relationships	$3,313	$(1,036)	$2,277
Technology	23,465	(7,084)	16,381
Covenants not to compete	4,000	(3,412)	588

Total	$30,778	$(11,532)	$19,246

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal Year	Amount
2005	$9,283
2006	7,817
2007	5,753
2008	1,332
Thereafter	27

Total	$24,212

The Company only operates within one reporting unit as defined by SFAS 142. Therefore, allocation of goodwill is not required.

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on a market approach. Fair value of other intangible assets and long-lived assets is determined by undiscounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value. There was no impairment of goodwill during fiscal 2004 or fiscal 2003. In fiscal 2002, the Company recorded goodwill and other intangible asset impairment of $398.9 million. Future goodwill impairment tests may result in charges to earnings.

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

Selected operating results were as follows:

	Year ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2002
Loss from operations of discontinued operations	$—	$(17,920)	$(33,815)
Loss from impairment of long lived assets and other intangible assets	—	(17,260)	—
Allocated goodwill	—	(830)	—

Loss from discontinued operations	$—	$(36,010)	$(33,815)

Loss from operations of discontinued operations includes restructuring charges of $2.5 million and $4.1 million of intangible asset impairment in the year ended September 30, 2002, and stock-based compensation of $2.6 million and $3.4 million in the years ended September 30, 2003 and 2002, respectively.

NOTE 5—RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

Restructuring Costs Fiscal 2002

In November 2001, the Company announced a restructuring plan as a result of the continued decrease in demand for its products, a shift in the industry’s technology and the need to align its cost structure with significantly reduced revenue levels. In the third quarter of fiscal 2002, the Company announced additional steps to restructure its operations as a result of continued adverse business conditions, a faster shift in technology away from its internal manufacturing process toward advanced outsourced CMOS-based processes and a slower than previously expected trend in the outsourcing of products to semiconductor vendors such as Vitesse. As a result of implementing these restructuring plans, the Company incurred charges of $212.5 million in fiscal 2002, $1.1 million during fiscal 2003 and $0.5 million in fiscal 2004. The fiscal 2002 restructuring plans were comprised of the following components:

Workforce reduction—Approximately 130 employees were terminated in November 2001 and 183 employees were terminated in June 2002, in each case from the Company’s manufacturing and research and development operations. These terminations resulted in severance payments of approximately $4.1 million. The workforce charge for fiscal 2002 was determined based on EITF 94-3.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation of excess facilities—The consolidation of excess facilities resulted in a charge of $5.5 million, which represents lease terminations, non-cancelable lease costs and write-off of leasehold improvements and equipment paid over the respective lease terms through July 2006. The facilities that were closed or consolidated were as follows:

Location	Description
Frederick, MD	Sales office, 625 sq. ft.

Wayzata, MN	Sales office, 711 sq. ft.

Lake Oswego, OR	Sales office, 3,565 sq. ft.

Woodstock, VT	Design center, 2,632 sq. ft.

San Jose, CA	Design center, 20,100 sq. ft.

Camarillo, CA	Warehouse space, 18,950 sq. ft.

Longmont, CO	Design center, 24,588 sq. ft.

Morrisville, NC	Design center and sales office, 12,341 sq. ft.

The eight facilities listed above were closed between November 2001 and November 2002. The individuals affected by the closures listed above were primarily engineers working on projects that the Company decided to curtail or terminate. The charge of $5.5 million was 100% of the estimated future obligations for those sites.

Impairment of Assets—The impairment of assets charge includes the write-down of certain excess manufacturing equipment, including fabrication and test equipment, and prepaid maintenance contracts associated with that equipment. This charge also included the write-off of certain software licenses and future software license purchase commitments under non-cancelable agreements associated with research and development employment positions that were eliminated as a result of the cancellation of non-strategic and unprofitable projects. The impairment of assets resulted in an aggregate charge of $170.4 million in fiscal 2002, the components of which are as follows.

In the first quarter of fiscal 2002, the Company recorded an asset impairment charge of $63.2 million for the following reasons. First, the evolution of its products from the legacy GaAs process to mainstream processes such as CMOS, as well as emerging technologies such as Indium Phosphide (InP) was making much of the Company’s fabrication equipment obsolete faster than the Company had anticipated. As a result of this technology shift, the Company converted a majority of the fabrication equipment in its Camarillo facility to run the InP process, with the expectation that the Company would not run a GaAs process in Camarillo after the third quarter of fiscal 2002. Second, the Colorado fabrication facility had several pieces of equipment that were put in place for a significantly higher level of capacity. As the Company scaled down manufacturing of GaAs based products from the already low levels, the likelihood that it would ever use this equipment was remote. Additionally, the Company’s test facilities had planned for annual revenue levels in excess of $750.0 million, significantly higher than expected revenues at that time. Therefore, the Company decided to close the Colorado test facility and transfer some of the equipment to Camarillo. Finally, the Company reduced its engineering work force and discontinued the development of certain products, which resulted in the impairment of software, tooling and masks associated with these products.

The asset impairment charge of $63.2 million was determined based on the held for disposal or abandonment model. Under this model, all long-lived assets and certain identifiable intangibles to be disposed of, for which management had approved and committed to a plan to dispose of, either by sale or abandonment, were reported at the lower of carrying amount or fair value less cost to sell. As a result of the conditions listed above,

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company took the equipment listed above out of service. Due to the abundance of fabrication and test capacity available in the market at that time, the Company believed that the market value for the equipment approximated estimated salvage value equal to 10% of the original cost. For tooling and masks, prepaid maintenance related to test equipment, and design software licenses, the Company recorded a charge for the entire net book value, since the Company was no longer utilizing these assets, and because such assets could not be resold or transferred.

In the quarter ended June 30, 2002, the Company recorded an additional asset impairment charge of $107.2 million. Concluding that a recovery in the communications industry was farther away than expected, management decided that over the following six months, production from its Colorado fabrication facility would subside to a minimal level. The Company further expected the probe and test areas to be significantly underutilized, and therefore decided to downsize the Camarillo test facility, which involved shelving or reselling certain test equipment and fixtures. In light of headcount reductions related to development projects, the Company expected to see a further decrease in the utilization of design software licenses for which the Company was contractually liable. Additionally, due to a shift in its design environment, the Company started replacing software tools provided by one vendor with those provided by a new vendor, resulting in a significant percentage of the older tools being underutilized. As a result of the above, the Company recorded the asset impairment charge of $107.2 million.

The charges for fabrication and test equipment and prepaid maintenance related to the test equipment were determined based on the held for use model. The Company determined that there was a change in circumstance that indicated the carrying amount of the assets may not be recoverable; namely that there had been a significant change in the extent to which the assets were used. Therefore, the Company recognized an impairment charge to the extent the present value of the anticipated cash flows attributable to the assets was less than the assets’ carrying value. The fair value of the long-lived assets then became the assets’ new carrying value, which is being depreciated over the remaining estimated useful life. In addition, the Company recorded a charge for prepaid maintenance associated with periods subsequent to the end of the useful lives of the related test equipment. As maintenance contracts cannot be resold or transferred, there is no residual value. The charge for engineering equipment, tooling and masks and design software licenses was determined based on the held for disposal or abandonment model. Under this model, all long-lived assets and certain identifiable intangibles to be disposed of, for which management had approved and committed to a plan to dispose of, either by sale or abandonment, were reported at the lower of carrying amount or fair value less cost to sell. Since the Company was no longer utilizing these assets, and such assets could not be resold or transferred, the Company recorded a charge for the entire net book value of the unutilized amounts.

Contract Settlement Costs—The Company recorded a total contract settlements charge of $34.2 million during fiscal 2002. The charge of $16.7 million represents future purchase commitments related to unused licenses of non-cancelable software contracts, and $17.5 million relates to the residual value guaranteed under certain equipment operating leases. The Company determined the design software licenses that it would not be using but was contractually obligated for and accrued for such costs. The accrual will be fully utilized by March 31, 2005. In the case of equipment under operating leases, the Company identified the underlying equipment that was not being used. For this equipment the Company determined the estimated fair market value and compared this amount to the guaranteed residual value. The Company recorded the charge of $17.5 million for the difference between the estimated fair market value and the guaranteed residual value.

The Company has completed the activities contemplated by the fiscal 2002 restructuring plans but has not yet disposed of the surplus leased facilities. The impaired assets are decommissioned and are expected to remain idle for an indefinite period of time. As a result of the fiscal 2002 restructuring activities, the Company has realized approximately $29.7 million of annualized savings related to payroll and $1.8 million of annualized savings related to rent expense.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Costs Fiscal 2003

In June 2003, the Company announced another workforce reduction and restructuring plan. The June 2003 restructuring program focused on the planned closure of the Colorado Springs, Colorado wafer fabrication facility. As a result of implementing the restructuring plan, the Company incurred a charge of $52.6 million in fiscal 2003 and $0.3 million in fiscal 2004. The June 2003 restructuring program was comprised of the following components:

Workforce reduction—The Company terminated 92 employees, which included 67 from manufacturing operations, 6 from sales and marketing, and 19 from research and development operations in June 2003. These terminations resulted in severance payments of approximately $1.4 million. The workforce charge for fiscal 2003 was determined based on SFAS No. 112.

Impairment of Assets—The charge of $27.4 million includes the write-down of the Colorado Springs facility manufacturing equipment and prepaid maintenance contracts associated with that equipment. The charge was determined based on the held and used classification under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). Under this classification, when a decision has been made to abandon an asset group, all of the long-lived assets and certain identifiable intangibles in that group to be disposed of are tested for impairment.

Building Impairment—The impairment for the Colorado Springs land and building of $23.8 million was based on the held and used classification under SFAS 144. The Colorado Springs manufacturing facility ceased production during fiscal 2004. Following the cessation of production, however, certain portions of the building were used as office space. As such, the Company obtained fair value information for comparable commercial property in Colorado Springs area. Based on an estimated fair value, the Company recorded an impairment charge to write down the land and building accordingly. The adjusted value of long-lived assets is being depreciated over the remaining estimated useful life.

The Company has completed the activities contemplated by the fiscal 2003 restructuring plans. The impaired assets have been decommissioned and are expected to remain idle for an indefinite period of time. Payments related to workforce reduction were completed by March 31, 2004. The Company has realized savings for payroll and benefits that, on an annualized basis, amount to approximately $12.5 million.

In June 2004 the Company entered into an agreement to sell certain manufacturing equipment from its Colorado Springs fabrication facility with a net book value of $14.2 million for net proceeds of $17.4 million, resulting in a gain of $3.2 million. As of September 30, 2004, the Company had received payment of $17.4 million. The Company continues to use the land and facility as office space, instead of a fabrication facility. The remaining manufacturing assets remain decommissioned in Colorado Springs, CO.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A combined summary of the restructuring programs is a follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Impairment of Assets	Building impairment	Total
Balance at September 30, 2001	$1,229	$1,706	$—	$—	$—	$2,935
Charged to expense	4,058	3,855	34,221	170,363	—	212,497
Non-cash amounts	—	(172)	—	(170,363)	—	(170,535)
Cash payments	(3,709)	(1,985)	(2,714)	—	—	(8,408)

Balance at September 30, 2002	1,578	3,404	31,507	—	—	36,489

Charged to expense	1,419	1,390	—	27,447	23,774	54,030
Non-cash amounts	—	—	—	(27,447)	(23,774)	(51,221)
Cash payments	(1,646)	(2,081)	(10,867)	—	—	(14,594)
Multilink accrued restructuring	—	3,219	—	—	—	3,219

Balance at September 30, 2003	1,351	5,932	20,640	—	—	27,923

Charged to expense	354	532	—	—	—	886
Non-cash amounts	—	—	—	—	—	—
Cash payments	(1,580)	(3,662)	(10,014)	—	—	(15,256)

Balance at September 30, 2004	$125	$2,802	$10,626	$—	$—	$13,553

The table above includes a $2.5 million restructuring charge for fiscal 2002 related to the optical module business, which for financial statement purposes has been included in the loss from discontinued operations. In connection with the acquisition of Multilink, the Company accrued restructuring costs of $3.2 million related to excess facilities. Prior to fiscal 2002, the Company had additional restructuring programs in place. During fiscal 2003, the Company incurred an additional restructuring charge of $0.3 million for excess facilities charges related to the fiscal 2001 restructuring plan which is included in the above table.

Other Special Charges

During the quarter ended June 30, 2003, the Company wrote off $6.8 million of GaAs inventory. As a result of the planned closure of the GaAs fabrication facility in Colorado Springs and as a result of the decision to exit the GaAs manufacturing process, the Company notified customers and requested final forecasts and purchase orders from these customers. Based on the customers’ responses, and required commitments to purchase the inventory in the near future, the Company determined that it had excess GaAs inventory on hand. As a result, the Company recorded a charge of $6.8 million, which is included in cost of revenues in fiscal 2003. During the fourth quarter of fiscal 2003 the Company also recorded a charge of $5.2 million to write-down various equity investments held by Vitesse Venture Fund to their estimated fair market values. This charge is included “Other Expenses” in the statement of operations for fiscal 2003. The Company’s policy is to assess the carrying values of individual investments within these funds every quarter. In the absence of a public market for these investments, The Company considers several factors to arrive at net realizable value such as the investee’s financial condition, its financial projections, valuation levels for any recently completed financings, qualitative analyses of the market in which it operates and changes in valuations of comparable publicly traded companies. Based on several changes in underlying facts and circumstances related to these portfolio companies, including deteriorating market conditions, financings at reduced valuations and changes in control, the Company recorded adjustments to the carrying value of certain companies in its venture funds’ portfolios.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 6—BALANCE SHEET DETAIL

The following tables provide details of selected balance sheet items (in thousands):

	September 30,
	2004	2003
Inventories, Net:
Raw materials	$9,049	$468
Work in process	15,367	13,010
Finished goods	16,746	11,373

Total	$41,162	$24,851

Property and Equipment, Stated at Cost:
Machinery and equipment	$118,389	$113,691
Furniture and fixtures	2,323	2,234
Computer equipment	63,628	62,879
Leasehold improvements	9,160	9,059
Land	3,442	3,442
Buildings	3,447	3,447

	200,389	194,752
Less accumulated depreciation and amortization	125,986	102,211

Total	$74,403	$92,541

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in property and equipment are items not yet placed in service of $12.8 million and $9.3 million as of September 30, 2004 and 2003, respectively.

	September 30,
	2004	2003
Intangible Assets, Stated at Cost:
Goodwill	$218,880	$175,539
Other identifiable intangible assets	44,678	30,778

	263,558	206,317
Less accumulated amortization	20,466	11,532

Total	$243,092	$194,785

Other Assets:
Debt issue costs	$3,480	$1,623
Long term prepaid maintenance	4,461	11,999
Cost basis investments in venture backed technology companies	4,837	5,512
Other investments	2,324	1,555
Derivative asset	580	599
Long term deposits	766	976

Total	$16,448	$22,264

Accrued Expenses and Other Current Liabilities:
Accrued vacation	$3,922	$3,927
Accrued salaries, wages and bonuses	2,673	5,499
Deferred revenue	6,869	1,602
Other	9,877	11,908

Total	$23,341	$22,936

NOTE 7—DEBT

On September 22, 2004 the Company issued $90.0 million in aggregate principal amount of its 1.5% Convertible Subordinated Debentures due 2024 (“2004 Debentures”), to qualified institutional buyers in reliance on Rule 144A under 1933 Securities Act. Net proceeds received by the Company, after costs of issuance, were approximately $86.9 million. The 2004 Debentures are unsecured obligations and will be subordinated in right of payment to all of the existing and future senior indebtedness, including indebtedness under our amended senior credit facility. Interest is payable in arrears semiannually on October 1 and April 1 of each year, beginning April 1, 2005. The 2004 Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $3.92 per share, subject to adjustment. This price results in an initial conversion rate of 255.1020 shares of common stock per $1,000 principal amount of the debentures. Upon conversion, the Company will have the right to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company may redeem the 2004 Debentures beginning October 1, 2007 if its stock price is at least 170% of the conversion price, or approximately $6.67 per share, for 20 trading days within any 30 consecutive trading day period, and may also redeem the 2004 Debentures beginning October 1, 2009 without being subject to such condition. In addition, holders of the 2004 Debentures will have the right to require us to repurchase the 2004 Debentures on October 1 of 2009, 2014 and 2019 and upon the occurrence of certain events. Holders will have the option, subject to certain conditions, to required the Company to repurchase and debentures held by such holder in the event of a “fundamental change’, as defined, at a price of 100% of the principal amount of the notes plus accrued and unpaid interest and a make-whole premium. For the year ended September 30, 2004, interest expense relating to the debentures was $30,000. At September 30, 2004 outstanding debentures were $90.0 million.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March of fiscal 2000, the Company issued $720.0 million aggregate principal amount of its 4% Convertible Subordinated debentures due March 2005. Net proceeds received by the Company, after costs of issuance, were approximately $702.0 million. Interest is payable in arrears semiannually on March 15 and September 15 of each year, beginning September 15, 2000. The debentures are convertible into the Company’s common stock at approximately $112.19 per share, subject to certain adjustments. Since March 15, 2003, the notes may be redeemed at the Company’s option at specified redemption prices. For the years ended September 30, 2004 and 2003, interest expense relating to the debentures aggregated $7.2 million and $5.6 million, respectively. At September 30, 2004 and 2003, outstanding debentures were $132.2 million and $195.1 million, respectively. As of September 30, 2004, the carrying amount of the notes was $132.2 million and the $0.5 million fair market value of the interest rate swap were classified as current portion of long-term debt.

In fiscal 2002, the Company purchased $273.4 million aggregate principal amount of its debentures at prevailing market prices, for an aggregate of approximately $203.1 million in cash. As a result, the Company recorded a gain on extinguishment of debt of approximately $66.3 million, which includes deferred debt issuance costs.

In fiscal 2003, the Company purchased $68.6 million principal amount of its debentures at prevailing market prices, for an aggregate amount of approximately $51.1 million. As a result, the Company recorded a gain on extinguishment of debt of approximately $16.5 million., which includes deferred debt issuance costs.

In fiscal 2004, the Company purchased $62.9 million principal amount of its debentures at prevailing market prices, for an aggregate amount of approximately $62.8 million. As a result, the Company recorded a loss on extinguishment of debt of approximately $0.2 million, which includes deferred debt issuance costs of $0.3 million.

Other long-term debt at September 30, 2004 and 2003 consists of the following (in thousands):

	September 30,
	2004	2003
Term loan, interest at 4.02% per annum and maturing April 2005	$693	$1,881
Software and equipment financing, secured by equipment, interest ranging from 4.75% to 8.03% per annum and maturing through August 2005	1,040	3,141
Software and equipment financing, secured by equipment, interest at 5.5 % per annum and maturing through September 2005	270	—

	2,003	5,022
Less current portion	2,003	3,175

	$0	$1,847

In connection with the acquisition of Cicada, the Company assumed $1.1 million of vendor financing for software and equipment purchases entered into by Cicada during 2004 and 2003. These financing agreements bear interest at 5.5% per annum and mature through September 2005. The underlying assets collateralize the vendor financing.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a $25 million unsecured revolving line of credit agreement with a bank, which expires on October 1, 2004. The agreement was renewed October 1, 2004 with a new expiration date of March 2, 2006. The agreement provides for interest to be paid monthly at the bank’s prime rate or Libor rate plus 275 basis points. The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement and is prohibited from paying dividends without the consent of the bank. As of September 30, 2004 two letters of credit were outstanding under a sublimit of the revolving line of credit in the amounts of $1,725,000 and $2,664,378. As of September 30, 2003, no amounts were outstanding under the line of credit.

Maturities of long-term debt subsequent to September 30, 2004 are as follows (in thousands):

Years ending September 30:
2005	$134,220
2006	—
2007	—
2008	—
Thereafter	90,000

$224,220

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Since fiscal 2002, the Company has recorded deferred gains totaling $12.4 million as a result of the termination of certain interest rate swap agreements. These gains are amortized over the respective remaining term of the convertible subordinated debentures due March 2005. For the years ended September 30, 2004, 2003 and 2002, the Company recognized gains of $4.1, $2.8 million and $0.4 million, respectively.

In the quarter ended September 30, 2004, the Company recorded a net loss on a partial termination of the swap agreement in conjunction with buying back the related subordinated debentures totaling $0.5 million.

As of September 30, 2004, the Company had one interest rate swap agreement with a total notional value of $132.1 million. The interest rate swap relates to the 4.0% Convertible Subordinated Debentures due 2005. Under this swap transaction, Vitesse pays an interest rate equal to a six-month LIBOR rate plus a fixed spread. In exchange, Vitesse receives a fixed interest rate of 4.0% on $132.1 million. The swap effectively replaces the fixed interest rate that the Company must pay on its $132.1 million 4.0% Subordinated Debentures with a variable interest rate.

NOTE 9—SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan.    The Company has an employee stock purchase plan for all eligible employees. During fiscal 2002, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 7.5 million shares to 13.0 million shares of common stock, and to change the length of the offering periods from six months to twenty-four months. Under the plan, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of the lower of the fair market value at the beginning of the twenty-four month offering period and end of the six-month purchase interval. Employees purchase such stock using payroll deductions and annual contributions which may not exceed 20% of their compensation, including commissions and overtime, but excluding bonuses. On January 26, 2004, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 13.0 million shares to 21.5 million shares of common stock. In fiscal 2004, 2003 and 2002 3,908,606, 3,130,284 and 1,778,872 shares, respectively, were issued under the plan at average prices of $1.85, $1.76 and $3.42. At September 30, 2004, 6,180,268 shares were reserved for future issuance.

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

On January 23, 2001, the Company’s shareholders approved the adoption of the Company’s 2001 Stock Incentive Plan (“the 2001 Plan”) which replaced the 1991 Stock Option Plan which expired in August 2001 and the Director’s Plan which expired in January 2002. The 2001 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant to employees, consultants and directors of nonstatutory stock options for certain other stock-based awards as determined by the Board of Directors or Compensation Committee.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the 2001 Plan, the number of shares reserved under the Plan automatically increases by a number of shares equal to 4.0% of the Company’s common stock outstanding at the end of each fiscal year. Under all stock option plans, a total of 54,661,017 shares of common stock have been reserved for issuance as of September 30, 2004 (which increased to 63,226,057 effective October 1, 2004 pursuant to the terms of the 2001 Plan) and 8,670,488 (which increased to 17,235,528 effective October 1, 2004 pursuant to the terms of the 2001 Plan) remained available for future grant.

Activity under the employee stock option plans and Director’s Plan for fiscal 2004, 2003 and 2002 is as follows:

	Number of Shares	Option Price Per Share	Aggregate
	(in thousands)
Options outstanding at September 30, 2001	29,393,556	$.01–80.19	$517,740
Options:
Granted	16,384,825	1.26–12.43	120,304
Exercised	(939,318)	.01–9.56	(1,350)
Canceled or expired	(3,839,304)	.01–77.94	(62,514)

Options outstanding at September 30, 2002	40,999,759	$.01–80.19	$574,180
Options:
Granted	14,728,068	.24–5.52	23,532
Exercised	(3,061,747)	.01–7.27	(2,088)
Canceled or expired	(6,716,773)	.18–80.19	(104,268)

Options outstanding at September 30, 2003	45,949,307	$.01–80.19	$491,356
Options:
Granted	7,078,871	2.23–8.70	41,044
Exercised	(2,716,197)	.01–7.27	(4,040)
Canceled or expired	(4,321,452)	.24–80.19	(50,930)

Options outstanding at September 30, 2004	45,990,529	$.18–80.19	$477,430

During fiscal 2003, the Company recorded unearned compensation related to stock options granted to founders and employees of certain acquired companies of $5.3 million. Such amounts are being amortized over the related vesting period, generally four years. Amortization of unearned compensation for the years ended September 30, 2004, 2003 and 2002 was $17.9 million, $26.7 million and $29.5 million, respectively.

The Company has, in connection with various acquisitions, assumed the stock option plans of each acquired company. The acquired companies granted the options prior to the acquisition by Vitesse. These options were then converted into Vitesse options based on the conversion ratio. As a result, when reviewing the above, there are certain options that appear to have been granted at less than fair market value, but which in fact represent grants given to employees of the acquired companies prior to their respective acquisitions by Vitesse. Other than the foregoing, all of the options grants made by Vitesse to employees and directors are granted at fair market value at the time of grant. A total of approximately 2.5 million shares of common stock have been issued under the assumed plans, and related options are outstanding as of September 30, 2004 and are included in the preceding table.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of September 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of September 30, 2004	Weighted Average Exercise Price
$ 0.18–$ 5.52	11,769,187	7.06	$1.41	8,421,705	$1.18
$ 5.54–$ 7.27	17,228,207	7.52	$6.75	6,943,220	$7.03
$ 7.32–$ 17.44	12,314,502	5.17	$13.17	9,678,691	$12.40
$17.88–$209.36	4,702,133	5.54	$38.80	4,194,588	$39.04

$ 0.18–$209.36	46,014,029	6.57	$10.38	29,238,204	$11.72

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

The per share value of options granted in connection with stock option plans and rights granted in connection with employee stock purchase plans reported below has been estimated at the date of grant with the following weighted average assumptions:

	Stock Option Plan Shares			Employee Stock Purchase Plan Shares
	2004	2003	2002	2004	2003	2002
Average expected life (years)	4.97	4.98	5.30	1.23	0.68	0.50
Expected volatility	0.75	1.01	1.00	0.75	1.06	1.00
Risk-free interest rate	3.31%	3.29%	2.90%	1.98%	1.22%	1.44%
Dividends	—	—	—	—	—	—
Weighted average fair values	$4.34	$0.69	$5.67	$1.07	$1.04	$1.51

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

	September 30,
	2004	2003	2002
Income tax expense (benefit) from continuing operations:
Current:
Federal	$—	$(30)	$(15,433)
State	(821)	(37)	(1,096)
Foreign	273	127	(3,049)

	$(548)	$60	$(19,578)
Deferred:
Federal	$—	$—	$117,603
State	—	—	25,365
Foreign	—	—	2,684

	$—	$—	$145,652
Total:
Federal	$—	$(30)	$102,170
State	(821)	(37)	24,269
Foreign	273	127	(365)

Total income tax expense (benefit) from continuing operations	$(548)	$60	$126,074

The income tax benefit from discontinued operations was $0 in fiscal 2004, 2003 and 2002.

The actual income tax expense (benefit) differs from the expected tax expense (benefit) computed by applying the federal corporate tax rate of 35% for the years ended September 30, 2004, 2003 and 2002, to loss from continuing operations as follows (in thousands):

	September 30,
	2004	2003	2002
Expected tax benefit	$(11,765)	$(45,944)	$(253,273)
State income taxes, net of federal benefit	(64)	(4,244)	(12,782)
Rate differential on foreign income taxes	3,772	4,209	30,844
Research and development credits	(586)	(806)	(1,797)
Goodwill	—	—	122,265
In-process research and development	1,295	1,050	—
Reversal of exposure reserve	(1,062)	—	(19,517)
Increase in valuation allowance	7,784	45,305	256,517
Other	78	490	3,817

	$(548)	$60	$126,074

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets are summarized as follows (in thousands):

	September 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$279,712	$244,747
Research and development tax credits	25,008	22,759
Allowances and reserves	35,821	32,167
Deferred compensation	22,937	17,340
Depreciation and amortization	40,182	60,766
Federal AMT and foreign tax credits	97	69
California manufacturers’ investment credit	3,522	3,522
Other	7,082	9,627

Gross deferred tax assets	414,361	390,997
Less valuation allowance	(414,361)	(390,997)

Deferred tax asset	$—	$—

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. Accordingly, the Company has recorded a valuation allowance against its entire net deferred tax asset during the year ended September 30, 2004.

Consolidated U. S. loss from continuing operations before taxes was ($33.6) million, ($131.1) million and ($723.6) million for the years ended September 30, 2004, 2003 and 2002, respectively. The corresponding loss before taxes for non U. S. based operations was ($20.3) million, ($111.7) million and ($101.1) million for the years ended September 30, 2004, 2003, and 2002, respectively.

The Company has cumulative losses from its foreign subsidiaries.

As of September 30, 2004, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $682.0 million, $587.0 million, and $143.0 million, respectively, which are available to offset future taxable income. The federal and state carryforward periods are through 2024 and 2014, respectively, while the foreign net operating loss carryforwards have various carryforward periods in several jurisdictions. Additionally the Company had research and development tax credit carryforwards for federal and state income tax purposes of $18.3 million and $10.0 million, respectively, which are available to offset future income taxes, if any, through 2024.

During the year ended September 30, 2004, the Company acquired $10.4 million of deferred tax assets through the acquisition of Cicada, which if recognized through a reduction of the valuation allowance will be recorded to goodwill. In addition, during the year the Company included $13 million in deferred tax assets related to stock options which if recognized through a reduction of the valuation allowance will be recorded as additional paid in capital.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2004 deferred tax assets include $85.3 million related to prior acquisitions which if recognized through a reduction of the valuation allowance will be recorded to goodwill and $22.1 million related to tax benefit from stock options which if recognized through a reduction of the valuation allowance will be recorded as additional paid in capital.

NOTE 11—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND SEGMENT INFORMATION

The Company generally sells its products to customers engaged in the design and/or manufacture of high technology products either recently introduced or not yet introduced to the marketplace. Substantially all the Company’s trade accounts receivable are due from such sources. In fiscal 2004 and fiscal 2002, no customer accounted for greater than 10% of total revenues and total trade receivables as of each year end. In fiscal 2003, one customer, EMC Corporation, accounted for 16% of total revenues and 17% of total trade receivables at September 30, 2003.

The Company has one reportable operating segment as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Substantially all long-lived assets are located in the United States.

The Company principally targets four markets within the communications and storage industries: storage, enterprise, metro and long-haul.

Within the storage industry the Company specifically addresses enterprise-class mass storage systems, switches, servers and host bus adaptors, which are primarily based on the Fibre Channel protocol. Products in this area include physical layer devices such as serializers/deserializers (SerDes), port bypass circuits, enclosure management controllers and fabric switches.

The Company’s enterprise products target systems within LANs that are designed to deliver high speed interconnections between buses, backplanes, servers and switches using standards such as Gigabit Ethernet and Fibre Channel. These systems include enterprise routers, switches and servers. Enterprise products include transceivers, SerDes, network processors, Ethernet switches and Media Access Controllers.

The Company’s metro products are targeted at systems that comprise the first span of the network that connects subscribers and businesses to the WAN. These systems, typically marketed by large communications equipment companies and sold to communications service providers, include add-drop multiplexers, digital cross connects and carrier-class routers and switches. Products designed for this market include framers, mappers, fabric switches, TSI switches and physical layer devices.

The Company’s long haul products are principally targeted at communications equipment within the core and edge of the optical network that provide very high speed connections over long distances. Primary products sold into this market are physical layer devices and physical media devices that operate at speeds of 2.5 Gb/s or faster.

Revenues from storage products were $89.6 million, $82.9 million and $58.1 million in fiscal 2004, 2003 and 2002, respectively. Revenues from enterprise products were $47.5 million, $35.8 million and $30.0 million in fiscal 2004, 2003 and 2002, respectively. Revenues from products targeting the metro market were $47.8 million, $19.4 million and $21.3 million in fiscal 2004, 2003 and 2002, respectively. Revenues from the Company’s legacy products including those targeting the long-haul communications market and ASICs for the ATE and military markets were $33.9 million, $18.3 million and $42.3 million in fiscal 2004, 2003 and 2002, respectively.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues are summarized by geographic area as follows (in thousands):

	2004	2003	2002
United States	$119,002	$109,782	$115,357
Japan	24,469	18,416	14,285
Canada	5,171	3,509	8,214
Singapore	30,830	8,743	1,928
Hong Kong	15,484	5,409	4,330
United Kingdom	10,459	1,949	1,072
Other	13,360	8,563	6,552

	$218,775	$156,371	$151,738

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

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company has entered into several agreements to lease equipment. All of these leases have initial terms of three to five years and options to renew for an additional one to three years. The Company has the option to purchase the equipment at the end of each initial lease term, and at the end of each renewal period for the lessor’s original cost, which is not less than the fair market value at each option date. If the Company elects not to purchase the equipment at the end of each of the leases, the Company would guarantee a residual value to the lessors equal to 80% to 84% of the lessors’ cost of the equipment equal to $60.3 million. As of September 30, 2004, the lessors held $48.2 million as cash collateral, which amount is included in restricted long-term deposits.

The Company also leases facilities and certain machinery and equipment under noncancellable operating leases that expire through 2009.

Approximate minimum rental commitments under all noncancellable operating leases as of September 30, 2004 are as follows (in thousands):

Year ending September 30:
2005	$5,832
2006	2,904
2007	1,304
2008	1,316
2009	439
Thereafter	—

Total minimum lease payments	$11,796

Rent expense totaled $8.8 million, $6.3 million, and $7.1 million for the years ended September 30, 2004, 2003 and 2002, respectively.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2004 and 2003 was as follows:

	First Quarter	Second Quarter(3)	Third Quarter	Fourth Quarter	Total Year
Fiscal Year 2004:		(1)	(2)
Revenues	$50,312	$56,034	$60,417	$52,012	$218,775
Loss from operations, before other income (expense)	(7,439)	(16,562)	(7,183)	(3,255)	(34,439)
Net loss	(7,950)	(17,451)	(4,560)	(3,104)	(33,065)
Net loss per share—diluted	(0.04)	(0.08)	(0.02)	(0.01)	(0.15)
Weighted average shares—diluted	213,563	215,652	217,109	216,872	215,726
Fiscal Year 2003(3):		(5)	(6)	(7)
Revenues	$35,710	$38,132	$39,738	$42,791	$156,371
Loss from operations	(21,498)	(19,568)	(74,074)	(27,898)	(143,038)
Loss from continuing operations	(4,249)	(19,330)	(74,257)	(33,343)	(131,179)
Net loss	(11,049)	(25,146)	(94,993)	(36,001)	(167,189)
Loss from continuing operations per share—diluted(4)	(0.02)	(0.10)	(0.36)	(0.16)	(0.64)
Net loss per share—diluted(4)	(0.06)	(0.12)	(0.47)	(0.17)	(0.82)
Weighted average shares—diluted	200,250	201,694	203,704	208,722	203,801

(1)	Results include a $0.2 million restructuring charge in connection with workforce reduction and office closures.
(2)	Results include a $0.6 million restructuring charge in connection with workforce reduction and office closures.
(3)	The Company has reclassified the results of operations of its line of optical module products to discontinued operations for all quarters presented.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Net income (loss) per share is computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.
(5)	Results include a $0.3 million restructuring charge in connection with workforce reduction and office closures.
(6)	Results include a $6.8 million charge for the write-off of excess and obsolete inventories, a $48.1 million charge for the impairment of fixed assets, and a $1.0 million restructuring charge in connection with workforce reduction and office closures.
(7)	Results include a $3.1 million charge for the impairment of fixed assets, a $3.0 million charge for IPR&D, a $5.2 million charge for the impairment of other long-term investments and a $1.5 million restructuring charge in connection with workforce reduction.

NOTE 15—SUBSEQUENT EVENTS (UNAUDITED)

On October 4, 2004 the Company repurchased $12.4 million principal amount of its 4.0% Convertible Subordinated Debentures due March 2005 at prevailing market prices, for an aggregate amount of approximately $12.4 million.

On October 15, 2004 the Company closed the private placement of an additional $6.7 million aggregate principal amount of the Company’s 1.5% Convertible Subordinated Debentures due 2024 pursuant to the partial exercise of the option of the Initial Purchaser to purchase additional debentures.

On October 21, 2004 the Company called the remaining balance of its outstanding 4.0% Convertible Subordinated Debentures due 2005 for redemption on November 15, 2004. On November 15, 2004 the Company paid $120.6 million to redeem such debentures, consisting of $119.8 million principal and $0.8 million interest.

On October 27, 2004, in connection with the redemption of the 4.0% Convertible Subordinated Debentures due 2005, the Company terminated its interest rate swap agreement with a notional value of $119.7 million, for a termination fee of $0.6 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that the information it is required to disclose is recorded, processed, summarized and reported within the necessary time periods.

Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our fiscal year ended September 30, 2004, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is set forth under the caption “Nominees for the Board of Directors” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, with respect to directors, and under the caption “Executive Officers of the Registrant” in Part 1 of this report, with respect to executive officers.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

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

Item 11.    Executive Compensation

Information concerning executive compensation is set forth under the captions “Compensation of Executive Officers” and “Director Compensation” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is set forth under the captions “Principal Ownership of Vitesse Semiconductor Corporation Common Stock” and “Equity Compensation Plan Information” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

Information concerning our principal accountant fees and services is set forth under the caption “Proposals You May Vote on—Proposal 2: Approval of the Appointment of KPMG LLP as Independent Auditors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

All other schedules are omitted because they are not applicable or are not required.

3.	Exhibits:

See Item 15(c) below.

(b)	Reports on Form 8-K

On July 22, 2004 we furnished a report on Form 8-K under item 12 disclosing that we announced our financial results for the quarter ended June 30, 2004 and attaching the corresponding press release.

On August 18, 2004 we furnished a report on Form 8-K under Item 9 disclosing the repurchase of certain of our 4% Convertible Subordinated Debentures due 2005 and attaching the corresponding press release.

On September 16, 2004 we filed a report on Form 8-K under Items 3.02 and 8.01 disclosing the offering and pricing of $90 million aggregate principal amount of our 1.5% Convertible Subordinated Debentures due 2024 and attaching the corresponding press releases.

On September 23, 2004 we filed a report on Form 8-K under Items 1.01 and 2.03 disclosing our entry into an Indenture dated as of September 22, 2004, between us and U.S. Bank National Association, as Trustee, relating to our 1.5% Convertible Subordinated Debentures due 2024 and attaching a copy of such agreement.

(c)	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

3.1	(1)	Certificate of Incorporation of Registrant, as amended to date.

3.2	(2)	Bylaws of Registrant as amended to date.

4.1	(3)	Specimen of Company’s Common Stock Certificate.

4.2	(1)	Indenture, dated as of March 13, 2000, between the Company and State Street Bank and Trust Company of California, N.A., as Trustee.

4.3	(1)	Resale Registration Rights Agreement, dated as of March 13, 2000, between the Company and Lehman Brothers Inc., Goldman, Sachs & Co. and Prudential Securities Incorporated.

4.4	(4)	Indenture, dated as of September 22, 2004, between the Company and U.S. Bank National Association, as Trustee.

10.1	(3)	1989 Stock Option Plan.

10.2	(3)	1991 Stock Option Plan.

10.3	(3)	1991 Employee Stock Purchase Plan.

10.4	(3)	1991 Directors’ Stock Option Plan.

10.5	(5)	2001 Stock Incentive Plan.

10.6		Form of Stock Option Agreement for options issued pursuant to the 2001 Stock Incentive Plan.

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1		Certification Pursuant to 18 U.S.C. § 1350

(1)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2000.
(2)	Incorporated by reference from the Company’s current report on Form 8-K filed on December 2, 2004.
(3)	Incorporated by reference from the Company’s registration statement on Form S-1 (File no. 33-43548), effective December 10, 1991.
(4)	Incorporated by reference from the Company’s current report on Form 8-K filed on September 23, 2004.
(5)	Incorporated by reference from the Company’s registration statement on Form S-8 (File no. 333-55466), effective February 13, 2001.

(d)	Financial Statement Schedules

See Item 15(a) above.

VITESSE SEMICONDUCTOR CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

Years ended September 30, 2004, 2003 and 2002

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Year ended September 30, 2004
Deducted from Inventories:
Reserve for obsolescence	$1,208	$4,937	$—	$6,145
Deducted from Accounts Receivable:
Allowance for doubtful accounts	798	(65)	387	346
Allowance for sales returns	1,931	1,868	2,513	1,286
Year ended September 30, 2003
Deducted from Inventories:
Reserve for obsolescence	$8,588	$—	$7,380	$1,208
Deducted from Accounts Receivable:
Allowance for doubtful accounts	9,288	1,922	10,412	798
Allowance for sales returns	5,500	300	3,869	1,931
Year ended September 30, 2002
Deducted from Inventories:
Reserve for obsolescence	$8,588	$30,533	$30,533	$8,588
Deducted from Accounts Receivable:
Allowance for doubtful accounts	13,697	14,299	18,708	9,288
Allowance for sales returns	5,862	5,035	5,397	5,500

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION

By:	/s/ EUGENE F. HOVANEC
Eugene F. Hovanec Vice President, Finance & Chief Financial Officer

Date: December 10, 2004

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LOUIS R. TOMASETTA Louis R. Tomasetta	President and Chief Executive Officer (Principal Executive Officer)	December 10, 2004

/S/ EUGENE F. HOVANEC Eugene F. Hovanec	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 10, 2004

/S/ VINCENT CHAN Vincent Chan	Director	December 10, 2004

/S/ JAMES A. COLE James A. Cole	Director	December 10, 2004

/S/ ALEX DALY Alex Daly	Director	December 10, 2004

/S/ JOHN C. LEWIS John C. Lewis	Chairman of the Board of Directors	December 10, 2004