Form 10-Q
period 2004-12-31
VITESSE SEMICONDUCTOR CORP
filed 2005-02-08
CIK 880446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of January 31, 2005, there were 215,895,474 shares of $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

PART I

FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,768	$20,865
Short-term investments (principally marketable securities)	24,391	162,260
Accounts receivable, net of allowances of $1,172 and $1,632 as of December 31, 2004 and September 30, 2004, respectively	39,061	36,447
Inventories, net	41,061	41,162
Restricted cash	6,600	6,600
Current portion of restricted deposits	31,105	48,217
Prepaid expenses and other current assets	8,098	9,524

Total current assets	168,084	325,075

Property and equipment, net	92,799	74,403
Goodwill, net	218,880	218,880
Other intangible assets, net	21,836	24,212
Other assets	15,645	16,448

	$517,244	$659,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,132	$2,003
Current portion of convertible subordinated debt, due 2005, including premium of $529	—	132,746
Current portion of deferred gain	—	891
Current portion of accrued restructuring	9,782	12,311
Accounts payable	21,241	17,789
Accrued expenses and other current liabilities	23,011	23,341
Income taxes payable	1,715	1,511

Total current liabilities	56,881	190,592

Long-term accrued restructuring	860	1,242
Deferred gain on derivative instrument	4,319	4,319
Other long-term liabilities	1,146	1,146
Convertible subordinated debt, due October 2024	96,700	90,000
Minority interest	1,511	1,481
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 213,536,794 and 212,885,307 shares on December 31, 2004 and September 30, 2004, respectively	2,152	2,146
Additional paid-in capital	1,443,751	1,441,490
Unearned compensation	(1,227)	(1,764)
Accumulated other comprehensive (loss)	(1)	(1)
Accumulated deficit	(1,088,848)	(1,071,633)

Total shareholders’ equity	355,827	370,238

	$517,244	$659,018

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	December 31, 2004	December 31, 2003
Revenues	$44,459	$50,312
Costs and expenses:
Cost of revenues	20,198	17,869
Engineering, research and development	24,874	25,721
Selling, general and administrative	11,827	12,257
Restructuring costs	—	86
Employee stock purchase plan compensation	1,468	—
Amortization of intangible assets	2,377	1,818

Total costs and expenses	60,744	57,751

Loss, before other income (expense), net	(16,285)	(7,439)

Interest income	640	807
Interest expense	(1,570)	(2,108)
Other income	258	1,140

Other income (expense), net	(672)	(161)

Loss, before income taxes	(16,957)	(7,600)
Income tax expense	258	350

Net loss	$(17,215)	$(7,950)

Net loss per share – basic and diluted:	$(0.08)	$(0.04)

Shares used in per share computations:
Basic and diluted	213,296	213,563

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net loss	$(17,215)	$(7,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,903	9,739
Amortization of debt issue costs	548	278
Amortization of deferred compensation	511	5,684
Other compensation expense	1,631	387
Gain on derivative instruments	(840)	(901)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(2,614)	(1,449
Inventories, net	101	(3,127)
Prepaid expenses and other current assets	1,426	(1,920)
Other assets	(130)	(333)
Increase (decrease) in:
Accounts payable	3,452	(4,040)
Accrued expenses and other current liabilities	(330)	2,744
Accrued restructuring	(1,730)	(2,818)
Income taxes payable	204	452

Net cash used in operating activities	(5,083)	(3,254)

Cash flows from investing activities:
Purchases of investments	(92,275)	(146,674)
Proceeds from sale of investments	230,144	154,825
Capital expenditures	(9,992)	(4,460)
Capital contributions by minority interest limited partners	30	141
Distribution to Venture Fund partners from sale of investments	—	(68)
Additional payment for business acquisition	—	(600)

Net cash provided by investing activities	127,907	3,164

Cash flows from financing activities:
Principal payments under long-term debt	(120,698)	(655)
Proceeds from issuance of long-term debt	6,700	—
Cash paid for debt issue costs	(195)	—
Repurchase of convertible subordinated debt	(12,370)	—
Proceeds from issuance of common stock, net	642	1,298

Net cash provided by (used) in financing activities	(125,921)	643

Net increase (decrease) in cash and cash equivalents	(3,097)	553

Cash and cash equivalents at beginning of period	20,865	48,119

Cash and cash equivalents at end of period	$17,768	$48,672

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$901	$132

Income taxes	$54	$80

Supplemental disclosures of non-cash transactions:
Acquisition of equipment under operating leases	$17,112	$3,072
Issuance of stock in business acquisition	$—	$2,080
Minority interest limited partners’ share of impaired other long-term investments	$—	$23
Additional liabilities assumed in business acquisition	$—	$160

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and include the accounts of Vitesse Semiconductor Corporation and its subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated. In management’s opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. This report should be read in conjunction with the audited financial statements presented in the 2004 Annual Report on Form 10-K. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company’s audited financial statements for fiscal year 2004 contained in the Annual Report have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.

Revenue Recognition

Production revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed, products are shipped to customers, which is when title and risk of loss transfers to the customer, and collectibility is reasonably assured. Revenue from development contracts is recognized upon attainment of specific milestones established under customer contracts. Such revenue is insignificant. Revenue from products deliverable under development contracts, including design tools and prototype products, is recognized upon delivery. Costs related to development contracts are expensed as incurred. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors. Actual returns could be different from these estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. Certain of the Company’s production revenue are from sales to a major distributor under an agreement allowing for price protection and right of return on products unsold. Accordingly, the Company defers recognition of revenue on such products until the products are sold by the distributor to the end user.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs associated with the development of a new products are charged to engineering, research and development expense as incurred until the product is proven through testing and acceptance by the customer. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, the Company provides appropriate reserves for such excess inventory. If the determination is made that inventory is obsolete, these inventories are written off in the period the determination is made. Inventories are shown net of reserves of $5.3 million and $6.1 million at December 31, 2004 and September 30, 2004, respectively.

Computation of Net Income (Loss) Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes certain dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares consist of employee stock options, convertible subordinated debentures that are convertible into the Company’s common stock at conversion prices of $112.19 and $3.92, and consideration for a business acquisition that is payable in stock or cash at the Company’s option.

Because the Company incurred losses in the quarters ended December 31, 2004 and 2003, the effect of dilutive securities totaling 83,849,029 and 48,428,693 equivalent shares, respectively, has been excluded in net loss per share, as their impact would be antidilutive.

Accounting for Stock Based Compensations

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

The following tables illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Dec. 31, 2004	Dec. 31, 2003
Net loss as reported	$(17,215)	$(7,950)
Add: Stock-based employee compensation expense included in reported net loss	2,142	5,684
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	(9,345)	(12,155)
Adjusted net loss	(24,418)	$(14,421)
Net loss per share as reported—basic and diluted	$(0.08)	$(0.04)
Adjusted net loss per share—basic and diluted	$(0.11)	$(0.07)

The Company has an employee stock purchase plan for all eligible employees. In accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, the Company is required to account for certain shares to be issued under the plan using the variable method of accounting with corresponding stock-based compensation expense recorded for the difference between the fair value of the stock at the end of the six month purchase interval and the offering period purchase prices. Therefore, the Company recorded stock-based employee compensation expense of $1.5 million during the quarter ended December 31, 2004 related to the employee stock purchase plan for the six-month interval ending January 31, 2005 with a purchase price of $1.76. The corresponding stock-based compensation expense is recognized in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Note 2. Long-term Debt

On September 22, 2004 the Company issued $90.0 million in aggregate principal amount of its 1.5% Convertible Subordinated Debentures due 2024 (“2024 Debentures”), to qualified institutional buyers in reliance on Rule 144A under 1933 Securities Act. Net proceeds received by the Company, after costs of issuance, were approximately $86.9 million. On October 15, 2004 the Company issued an additional $6.7 million in aggregate principal amount of its 2024 Debentures to qualified institutional buyers in reliance on Rule 144A under 1933 Securities Act. Net proceeds received by the Company from the October issuance, after costs of issuance, were approximately $6.5 million. The 2024 Debentures are unsecured obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, including indebtedness under the Company’s amended senior credit facility. Interest is payable in arrears semiannually on October 1 and April 1 of each year, beginning April 1, 2005. The 2024 Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $3.92 per share, subject to adjustment. This rate results in an initial conversion rate of approximately 255.1020 shares of common stock per $1,000 principal amount of the debentures. Upon conversion, the Company will have the option to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company may redeem the 2024 Debentures after October 1, 2007 if its stock price is at least 170% of the conversion price, or approximately $6.67 per share, for 20 trading days within any 30 consecutive trading day period, and may also redeem the 2024 Debentures beginning October 1, 2009 without being subject to such condition. In addition, holders of the 2024 Debentures will have the right to require the Company to repurchase the 2024 Debentures on October 1 of 2009,

2014 and 2019. Holders will also have the option, subject to certain conditions, to require the Company to repurchase any debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the quarter ended December 31, 2004, interest expense relating to the debentures was $0.4 million. At December 31, 2004 outstanding debentures were $96.7 million.

Note 3. Restructuring Costs

Restructuring Cost

Due to the prolonged downturn in the industries in which the Company operates, the Company announced various restructuring plans between the quarters ended June 2001 and June 2003. There were no additional restructuring charges during the quarter ended December 31, 2004.

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Total
Balance at September 30, 2004	$125	$2,802	$10,626	$13,553
Cash payments	—	(615)	(2,296)	(2,911)

Balance at December 31, 2004	$125	$2,187	$8,330	$10,642

Note 4. Goodwill and Other Intangible Assets

The following table presents detail of the Company’s goodwill (in thousands):

	December 31, 2004	September 30, 2004
Gross carrying amount	$218,880	$218,880

The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance
December 31, 2004
Customer relationships	$3,513	$(2,102)	$1,411
Technology	37,165	(16,740)	20,425
Covenants not to compete	4,000	(4,000)	—

Total	$44,678	$(22,842)	$21,836

September 30, 2004
Customer relationships	$3,513	$(1,879)	$1,634
Technology	37,165	(14,587)	22,578
Covenants not to compete	4,000	(4,000)	—

Total	$44,678	$(20,466)	$24,212

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year	Amount
Remainder of fiscal 2005	$6,907
2006	7,817
2007	5,753
2008	1,332
Thereafter	27

Total	$21,836

The Company only operates within one reporting unit as defined by SFAS 142. Therefore, allocation of goodwill is not required.

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of December 31, 2004, there was no impairment of goodwill. Future goodwill impairment tests may result in charges to earnings.

Note 5. Inventories, net

Inventories consist of the following (in thousands):

	Dec. 31, 2004	Sept. 30, 2004
Raw materials	$5,319	$9,049
Work in process and finished goods	35,742	32,113

	$41,061	$41,162

Note 6. Derivative Instruments and Hedging Activities

In the first quarter of fiscal 2005, an interest-rate related derivative instrument was in effect to manage the Company’s exposure on its 4.0% Convertible Subordinated Debentures due 2005 (“2005 Debentures”). The Company does not enter into derivative instruments for trading or speculative purposes.

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

The Company uses fixed debt to finance its operations. The debt obligation exposes the Company to variability in the fair value of debt due to changes in interest rates. Management believes it is prudent to limit the variability. To meet this objective, management entered into interest rate swap agreements during fiscal 2002 and 2003 to manage fluctuations in debt resulting from interest rate risk and designated these agreements as hedging instruments in a fair value hedging relationship under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). These swaps changed the fixed-rate exposure on the debt to variable. Under the terms of the interest rate swaps, the Company receives fixed interest rate payments and makes variable interest rate payments, thereby managing the value of debt.

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

Since fiscal 2002, the Company has recorded deferred gains totaling $13.3 million as a result of the termination of certain interest rate swap agreements. These gains were amortized over the respective remaining term of the 2005 Debentures. For the quarter ended December 31, 2004, the Company recognized a gain of $0.9 million.

In the quarter ended December 31, 2004, the Company recorded a net loss on the final termination of the swap agreement in conjunction with buying back the related 2005 Debentures totaling $0.6 million. Therefore, as of December 31, 2004, the Company did not have any interest rate swaps in place.

Note 7. Significant Customers, Concentration of Credit Risk and Segment Information

The Company generally sells its products to customers engaged in the design and/or manufacture of high technology products either recently introduced or not yet introduced to the marketplace. Substantially all the Company’s trade accounts receivable are due from such sources. In both the first quarter of fiscal 2005 and the first quarter of fiscal 2004, one customer, EMC Corporation, accounted for greater than 10% of total revenues.

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

Revenues from storage products were $12.1 million and $23.7 million in the first quarters of fiscal 2005 and 2004, respectively. Revenues from enterprise products were $12.5 million and $10.1 million in the first quarters of fiscal 2005 and 2004, respectively. Revenues from products targeting the metro market were $12.9 million in the first quarter of fiscal 2005 and $9.3 million in the first quarter of fiscal 2004. Revenues from the Company’s legacy products including those targeting the long-haul communications market and ASICs for the ATE and military markets were $7.0 million in the first quarter of fiscal 2005 and $7.2 million in the first quarter of fiscal 2004.

Revenues within the United States accounted for 44% and 50% of total revenues in the first quarters of fiscal 2005 and 2004, respectively.

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

Over the past few years, the proliferation of the Internet and the rapid growth in volume of data being sent over local and wide area networks has placed a tremendous strain on the communications infrastructure. The resulting demand for increased bandwidth has created a need for both faster as well as more expansive networks. Further, communication service providers have sought to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner. There has also been a growing trend by systems companies towards the outsourcing of IC design and manufacture to suppliers such as Vitesse. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has been growing significantly. Towards the end of 2000, the communications industry experienced a severe downturn due to the overbuilding of the communications infrastructure and excess inventories, among other reasons. While market conditions improved modestly between the end of fiscal 2002 and the third quarter of fiscal 2004, our revenues declined in the fourth quarter of 2004 and the first quarter of fiscal 2005 due to the presence of excess inventories and reduced spending in our end markets. In spite of these volatile business conditions, we believe that the long-term prospects for the markets that we participate in remain strong.

Significant Events

Issuance of 1.5% Convertible Subordinated Debentures due 2024 and Repurchase and Redemption of 4.0% Convertible Subordinated Debentures Due 2005

In October 2004, we closed the private placement of an additional $6.7 million in aggregate principal amount of 1.5% Convertible Subordinated Debentures due 2024, which we refer to as our 2024 Debentures, in a private placement pursuant to the partial exercise by the Initial Purchaser of its option to purchase additional debentures. As a result, we now have $96.7 million aggregate principal amount of our 2024 Debentures outstanding. We incurred $0.2 million of issuance costs, which primarily consisted of investment banking, legal, accounting and other professional fees. The net proceeds to us of this offering were approximately $6.5 million.

On October 4, 2004 we repurchased $12.4 million principal amount of our 4.0% Convertible Subordinated Debentures due 2005, which we refer to as our 2005 Debentures, at prevailing market prices, for an aggregate amount of approximately $12.4 million.

On October 21, 2004 we called the remaining balance of our outstanding 2005 Debentures for redemption on November 15, 2004. On November 15, 2004 we paid $120.6 million to redeem such debentures, consisting of $119.8 million of principal and $0.8 million of interest.

On October 27, 2004, in connection with the redemption of the 2005 Debentures, we terminated our related interest rate swap agreement, which had a notional value of $119.7 million, for a termination fee of $0.6 million.

Results of Operations

Revenues

Revenues in the first quarter of fiscal 2005 were $44.5 million, a decrease of 11.6% from the $50.3 million recorded in the first quarter of fiscal 2004. The decrease in revenues was due to an overall decline in demand from our customers, particularly in the storage area that began in the fourth quarter of fiscal 2004 and continued through the first quarter of fiscal 2005.

Revenues from storage products were $12.1 million in the first quarter of fiscal 2005, compared to $23.7 million in the first quarter of fiscal 2004. The decrease in revenues was due to a sharp decline in demand from several customers that occurred in the fourth quarter of fiscal 2004 as a result of weaker enterprise spending and excess inventories at our customers.

Revenues from enterprise products grew from $10.1 million in the first quarter of fiscal 2004 to $12.5 million in the first quarter of fiscal 2005. The increase is primarily due to our increased emphasis on products targeting the Ethernet market. In the second quarter of fiscal 2004 we acquired Cicada Semiconductor Corporation whose products are principally targeted at customers in the enterprise LAN space. During fiscal 2004 and through the first quarter of fiscal 2005 we have brought many new products to market which have resulted in increased enterprise revenues.

Our revenues from products targeting the metro market were $12.9 million in the first quarter of fiscal 2004 compared to $9.3 million in the first quarter of fiscal 2004. The increase in demand for our products that target the metro market stems from increasing bandwidth requirements and the need by communications providers to provide end customers with a range of new services, including Voice Over IP, bandwidth-on-demand and remote storage, among others. This in turn has resulted in an increased demand for equipment that enables these services, including ICs.

Revenues from our legacy products, which include long-haul telecommunications products and ASICs for Automatic Test Equipment (ATE) and military markets were $7.0 million in the first quarter of fiscal 2005, compared to $7.2 million in the first quarter of fiscal 2004. We do not anticipate revenues from these products to grow significantly during fiscal 2005, as we do not believe that capital spending for long-haul communications equipment will increase for at least several years.

It is customary for product prices in the semiconductor industry to decline over time. Most of these price decreases are negotiated in advance and are usually based on increased volumes or the passage of time. In the first quarters of fiscal 2005 and 2004, respectively we did not experience abnormal price decreases for the majority of our products.

Since fiscal 2001, many of our customers have restructured operations, cut product development efforts, reduced excess component inventories and divested parts of their operations as a result of their clients’ fluctuating capital expenditure levels. We believe that even though the business environment of the markets in which we participate has shown modest signs of improvement, our revenues will be volatile for the remainder of fiscal 2005 as a result of fluctuating customer demand forecasts and inventory levels.

Cost of Revenues

Our cost of revenues was $20.2 million in the first quarter of fiscal 2005 compared to $17.9 million in the first quarter of fiscal 2004. As a percentage of total revenues, cost of revenues increased to 45.4% in the first quarter of fiscal 2005 from 35.5% in the first quarter of fiscal 2004. The increase in cost of revenues as a percentage of total revenues in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was a result of decreased revenues to absorb fixed manufacturing overhead costs, and due to lower gross margins for products targeting the Ethernet markets. In the future, cost of revenues as a percentage of revenues may fluctuate as a result of changes in demand for our products, the relative mix of products that we sell and other factors. In particular, to the extent products targeting Ethernet markets continue to comprise a substantial portion of our revenues, we expect to experience lower overall gross margins than we have historically recorded.

Engineering, Research and Development

Engineering, research and development expenses were $24.9 million in the first quarter of fiscal 2005 compared to $25.7 million in the first quarter of fiscal 2004. As a percentage of total revenues, engineering, research and development expenses were 55.9% in the first quarter of fiscal 2005 and 51.1% in the first quarter of fiscal 2004. The decrease in absolute dollars was primarily the result of decreased amortization of deferred and other acquisition-related compensation expense of $3.3 million and lower software expense of $0.8 million. These decreases were partially offset by the increase in costs related to the Cicada acquisition in February 2004 of $1.8 million and an increase in expensed design software of $1.5 million. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) were $11.9 million in the first quarter of fiscal 2005, compared to $12.3 million in the first quarter of fiscal 2004. As a percentage of total revenues, SG&A expenses were 26.7% in the first quarter of fiscal 2005, compared to 24.4% in the first quarter of fiscal 2004. The decrease in absolute dollars from the prior same period a year ago was primarily due our continued efforts to lower our operating costs.

Employee Stock Purchase Plan Compensation

We have an employee stock purchase plan for all eligible employees. During the first quarter of fiscal 2005 we recorded stock-based compensation expense of $1.5 million related to shares to be purchased under the plan for the future purchase interval ending January 31, 2005.

Amortization of Intangible Assets

We elected to adopt SFAS No.142, Goodwill and Other Intangible Assets (“SFAS 142”), effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of October 1, 2001. There was no transitional impairment of goodwill upon adoption of Statement 142.

Amortization of other intangible assets was $2.4 million in the first quarter of fiscal 2005, compared to $1.8 million in the first quarter of fiscal 2004. The increase in amortization expense is the result of an increase in other intangible assets acquired in our fiscal 2004 acquisition of Cicada Semiconductor.

Interest Income

Interest income was $0.6 million in the first quarter of fiscal 2005 compared to $0.8 million in the first quarter of fiscal 2004. The decrease in interest income of $0.2 million from the prior period was the result of lower cash balances and short-term and long-term investments held throughout the period. The decrease in cash and investment balances was primarily the result of the repurchase and redemption of our 2005 Debentures during the third quarter of fiscal 2004 and the first quarter of fiscal 2005, as well as a fixed operating cash outflow in a period of reduced revenues.

Interest Expense

Interest expense was $1.6 million in the first quarter of fiscal 2005 compared to $2.1 million in the first quarter of fiscal 2004. The decrease in interest expense of $0.5 million from the prior period was primarily the result of the repurchase and redemption of $133.1 million of our 2005 Debentures, partially offset by the interest accrued on the $96.7 million of our 2024 Debentures.

Other Income

Other income, which consists principally of the amortization of deferred gains related to the termination of our interest rate swap agreements in fiscal 2003 and 2002, was $0.3 million in the first quarter of fiscal 2005 and $1.1 million in the first quarter of fiscal 2004. For additional information regarding the interest rate swap agreement, see Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements, “Derivative Instruments and Hedging Activities”.

Income Tax Expense

For the first quarter of fiscal 2005, our total effective income tax rate was 1.5%. For the first quarter of fiscal 2004, our total effective income tax rate was 4.6%.

Liquidity and Capital Resources

At December 31, 2004, we had $42.2 million in cash, cash equivalents and short-term investments, which we refer to as cash and investments. Cash and investments decreased by $140.9 million from $183.1 million as of September 30, 2004. This decrease was primarily due to the $133.1 million used to repurchase and redeem the 2005 Debentures, $9.9 million used in capital expenditures and $5.1 million used by operating activities. The decrease in our cash and investments was offset by $6.5 million in proceeds from the issuance of our 2024 Debentures, net of debt issue costs paid, and $0.7 million in proceeds from issuance of stock pursuant to our stock option plan.

We used $5.1 million of cash from operating activities in the first quarter of fiscal 2005, primarily as a result of $41.8 million in receipts from customers, which were offset by $46.0 million in payments to vendors and employees and $0.9 million in interest payments. Cash receipts from customers decreased by $7.1 million from the prior year due to decreased revenues. Payments to employees and vendors decreased by $6.0 million from the prior year amount of $52.0 million, primarily due to the timing of payments made for inventory receipts.

In October 2004, we issued $6.7 million in aggregate principal amount of our 2024 Debentures. We incurred $0.2 million of issuance costs, which primarily consisted of investment banking, legal, accounting and other professional fees. The net proceeds to us of this offering were approximately $6.5 million, bringing the aggregate principal amount of our 2024 Debentures to $96.7 million and our total net proceeds to $93.4 million. In October and November 2004, we used $133.1 million to repurchase and redeem the remaining $132.2 million outstanding principal amount of our 2005 Debentures.

During the first quarter of fiscal 2005 we used $137.9 million in proceeds from the sale of investments to partially fund the $132.2 million repurchase and redemption of the remaining outstanding principal amount of our 2005 Debentures. We invested approximately $10.0 million in capital equipment consisting of $4.3 million in the buyout of a lease for certain test equipment and $5.7 million in the purchase of other equipment and tooling.

We believe that our available cash, including our cash and investments, and the revolving line of credit facility of $25 million, will be adequate to finance our planned growth and operating needs for the next 12 months.. However, we may not be able to generate cash or draw against our credit facility as expected, and our ability to do so may be adversely affected by the risks discussed in “Factors That May Affect Future Operating Results.” If we are unable to generate sufficient cash flow to finance our planned growth and repayment of the debentures, we may need to raise additional funds. Depending on market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of existing business, or to refinance our convertible debentures. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all.

Off-Balance Sheet Arrangements

We have entered into several agreements to lease equipment. All of these leases have initial terms of three to five years and options to renew for an additional one to three years. We have the option to purchase the equipment at the end of each initial lease term, and at the end of each renewal period for the lessor’s original cost, which is not less than the fair market value at each option date. If we elect not to purchase the equipment at the end of each of the leases, we would guarantee a residual value to the lessors equal to 80% to 84% of the lessors’ cost of the equipment equal to $38.9 million. As of December 31, 2004, the lessors held $31.1 million as cash collateral, which amount is included in current portion of restricted long-term deposits.

Our acquisition agreements with Cicada and APT obligate us to pay certain contingent cash consideration based on continued employment and meeting certain revenue milestones over the next four years. Compensation for continued employment is being ratably accrued over the related period, and compensation for certain revenue milestones will be expensed when such milestones are achieved. As of December 31, 2004, total cash contingent compensation that could be paid under these acquisition agreements assuming all contingencies are met is $4.7 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to our allowance for revenues, doubtful accounts and sales returns, inventory reserves, goodwill and purchased intangible asset valuations, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

Revenue Recognition, Allowance for Doubtful Accounts and Sales Returns Reserve

We recognize product revenue when persuasive evidence of an arrangement exists, the sales price is fixed, products are shipped to customers, which is when title and risk of loss transfers to the customers, and collectibility is reasonably assured. Revenue from development contracts is recognized upon attainment of specific milestones established under the customer contracts. Revenue from products deliverable under development contracts, including design tools and prototype products, is recognized upon delivery. We record a provision for estimated sales returns in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. Certain of our production revenues are from sales to a major distributor under an agreement allowing for price protection and right of return on products unsold. Accordingly, we defer recognition of revenue on such products until the products are sold by the distributor to the end user.

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

At December 31, 2004, our allowance for doubtful accounts and sales returns was $1.2 million or 2.9% of gross receivables, compared to $1.6 million or 4.3% of gross receivables as of September 30, 2004. The decrease in the reserve as a percentage of gross receivables from prior year is the result of writing off accounts against the allowance for doubtful accounts and a decreasing historical return rate which is used to calculate estimated sales returns reserve.

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

In accordance with SFAS 142, we perform the two-step goodwill impairment test on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill of our only reporting unit to its carrying value. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on a market approach. Fair value of other intangible assets and long-lived assets is determined by undiscounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset is less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we amortize over the remaining estimated useful life of the asset. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows and long-term growth rates. It is reasonably possible that the estimates and assumptions used to value these assets may be incorrect. If our actual results, or the estimates and assumptions used in future impairment analyses are lower than the original estimates and assumptions used to assess the recoverability of these assets, we could incur additional impairment charges. See Note 4—“Goodwill and Other Intangible Assets” of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

As of December 31, 2004 we estimate that total stock-based employee compensation expense will be $3.0 million for the remaining offering period, of which $3.0 million has already been recorded as of December 31, 2004. Factors that may cause variability in the stock-based employee compensation include our stock price and the amount of employee participation in the plan. If our stock price increased by 10% the estimated total stock-based employee compensation expense would be $3.6 million. If our stock price decreases 10% the estimated total stock-based employee compensation expense would be $2.4 million. If employees included in these offering periods elect to increase their participation by 10%, the estimated total stock-based employee compensation expense would be $3.3 million. If employees included in these offering periods elect to decrease their participation by 10%, the estimated total stock-based employee compensation expense would be $2.7 million.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. As of December 31, 2004 all tax benefits are subject to a 100% valuation allowance.

Impact of Recent Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. We are currently evaluating the impact that the adoption of SFAS 123R will have on our consolidated results of operations, consolidated financial position, and consolidated cash flows.

In November 2004, FASB issued SFAS No.151, “Inventory Costs, an amendment of ARB 43, Chapter 4,”(SFAS 151) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on “normal capacity.” The provisions of this Statement are effective for inventory costs incurred during our fiscal year 2006. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”) (revised December 2003 by FIN No. 46R (“FIN 46R”)), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R, which was issued in December 2003, replaces FIN 46, and clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial statements, or results of operations.

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

Factors That May Affect Future Operating Results

We Have Experienced Continuing Losses from Operations Since March 31, 2001, and We Anticipate Future Losses from Operations

We have experienced continuing losses from operations since our revenues peaked in the quarter ended December 31, 2000. Although our revenues have fluctuated since that time, in recent periods they have not been sufficient to cover our operating expenses, and we anticipate future losses from operations as a result. Moreover, in fiscal 2001, 2002 and 2003 our operating results were materially and adversely affected by inventory write-downs, restructuring charges and impairment charges. We may be required to take additional similar charges in the future, which could have a material and adverse effect on our operating results. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. Due to a slowdown in orders from our storage customers, we have recorded declining total revenues in each of the quarters since the third quarter of fiscal of 2004 relative to the prior quarter. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

Acquisitions May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert the Attention of Our Management

Within the last several years we have made a series of acquisitions, including a number of significant acquisitions. Our management frequently evaluates available strategic opportunities, and as a result we may pursue additional acquisitions of complementary products, technologies or businesses in the future. If we fail to achieve the financial and strategic benefits of past and future acquisitions, however, including our acquisitions of the asset group from Adaptec, Cicada and Multilink, our business and operating results will be materially and adversely affected. In undertaking future acquisitions we may:

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

For example, in fiscal 2002 we recorded impairment charges of $398.9 million associated with goodwill and other intangible assets related to past acquisitions. As of December 31, 2004, and after accounting for these impairment charges, we had an aggregate of $240.7 million of goodwill and other intangible assets on our balance sheet. As a result of our purchase of Cicada, we recorded a third quarter fiscal 2004 charge of $3.7 million for the fair value of purchased IPR&D. Additionally, $42.9 million and $13.7 million was recorded as goodwill and identifiable intangible assets, respectively. The identifiable intangible assets include customer relationships of $0.2 million and developed technology of $13.7 million, which will be amortized over their expected lives of 17 months to 48 months, respectively, increasing annual and quarterly amortization expense by approximately $3.6 million and $0.9 million, respectively. These assets may be written down in the future to the extent they are deemed to be impaired and any such write-downs would adversely affect our results of operations.

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

Our International Sales and Operations Subject Us to Risks That Could Adversely Affect Our Revenue and Operating Results

Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 56% and 50% of our total revenue in the first fiscal quarters of 2005 and 2004, respectively. International sales involve a variety of risks and uncertainties, including risks related to:

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

A Recently Announced Change in the Accounting Treatment of Stock Options Will Adversely Affect Our Results of Operations.

In December 2004, the Financial Accounting Standards Board issued revised SFAS No. 123, Share-Based Payment, or SFAS 123R, which requires companies to expense employee stock options for financial reporting purposes. As a result, beginning in July 2005, we will be required to value our employee stock option grants pursuant to an option valuation model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and FAS 128, each of which has been superseded by FAS 123R. The change in accounting treatment resulting from FAS 123R will materially and adversely affect our reported results of operations as following its implementation, the stock-based compensation expense will be charged directly against our reported earnings.

The Market Price for Our Common Stock Has Been Volatile and Future Volatility Could Cause the Value of Your Investment in Our Company to Fluctuate

Our stock price has recently experienced significant volatility. In particular, our stock price declined significantly during fiscal 2004 following announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the technology sector. We expect that fluctuations in the demand for our products and our operating results will cause our stock price to continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

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

Our Ability to Repurchase Our Debentures, If Required, with Cash, upon a Change of Control May Be Limited

In certain circumstances involving a change of control or the termination of public trading of our common stock, holders of our 2024 Debentures may require us to repurchase some or all of the debentures. We cannot assure that we will have sufficient financial resources at such time or will be able to arrange financing to pay the repurchase price of the debentures.

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

Our Operating Results May Fluctuate Significantly Due to the Embedded Derivative Associated with Our 1.5% Convertible Subordinated Debentures

In connection with the issuance of our 2024 Debentures, the requirement that we pay a make-whole premium in certain circumstances upon the occurrence of a fundamental change constitutes an embedded derivative in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the value of which we are required to mark-to-market each reporting period. Any fluctuations in the value of this embedded derivative would generally be reflected as interest expense or income in our results of operations. As a result, there may be material fluctuations in our results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Cash Equivalents, Short-term and Long-term Investments

Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Our investments are made in accordance with an investment policy approved by the Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are recorded at amortized cost, while available-for-sale investments are recorded at fair value. We did not have any held-to-maturity investments at December 31, 2004.

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

Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2004, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

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

In fiscal 2003 and 2002, we entered into several interest rate swap agreements to reduce the impact of interest rate changes on the fair value of our long-term debt. As of September 30, 2004, we had one such interest rate swap agreement in effect with a total notional value of $132.1 million. That interest rate swap related to our 2005 Debentures. Under this swap transaction we paid an interest rate equal to a six-month LIBOR rate plus a fixed spread. In exchange, we received interest rates of 4.0%. As a result, the swaps effectively converted our fixed-rate debt to variable-rate debt and qualified for fair value hedge accounting treatment. Since this interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, changes in the fair value of the swap agreement were recorded as interest expense and matched by changes in the designated, hedged fixed-rate debt to the extent that such changes were effective and as long as the hedge requirements were met. Periodic interest payments and receipts on both the debt and the swap agreement were recorded as components of interest expense in the accompanying consolidated statements of operations, as a result of which we reported interest expense at the hedge-effected interest rate. Gains realized on termination of interest rate swap agreements were recognized in operations over the remaining term of the respective long-term debt.

In October 2004, in connection with the redemption of our 2005 Debentures, we terminated our interest rate swap agreement with a notional value of $119.7 million for $0.6 million. Therefore, as of December 31, 2004, we did not have any interest rate swap agreements in place.

Item 4. Controls and Procedures

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

Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.

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

February 8, 2005