Form 10-Q
period 2005-03-31
VITESSE SEMICONDUCTOR CORP
filed 2005-05-10
CIK 880446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, there were 218,238,143 shares of the registrant’s $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

PART I

FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$31,940	$20,865
Short-term investments (principally marketable securities)	2,123	162,260
Accounts receivable, net of allowances of $1,707 and $1,632 as of March 31, 2005 and September 30, 2004, respectively	38,977	36,447
Inventories, net	40,845	41,162
Restricted cash	814	6,600
Current portion of restricted deposits	—	48,217
Prepaid expenses and other current assets	8,953	9,524

Total current assets	123,652	325,075

Property and equipment, net	113,869	74,403
Goodwill, net	223,581	218,880
Other intangible assets, net	19,501	24,212
Other assets	10,866	16,448

	$491,469	$659,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$5,919	$2,003
Current portion of convertible subordinated debt, due 2005, including premium of $529	—	132,746
Current portion of accrued restructuring	4,223	12,311
Accounts payable	18,319	17,789
Accrued expenses and other current liabilities	14,890	17,363
Deferred revenue	6,019	6,869
Income taxes payable	1,798	1,511

Total current liabilities	51,168	190,592

Long-term accrued restructuring	163	1,242
Deferred gain on derivative instrument	4,319	4,319
Other long-term liabilities	1,146	1,146
Long-term debt and capital leases	5,546	—
Convertible subordinated debt, due October 2024	96,700	90,000
Minority interest	780	1,481
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 216,257,647 and 212,885,307 shares on March 31, 2005 and September 30, 2004, respectively	2,180	2,146
Additional paid-in capital	1,447,554	1,441,490
Unearned compensation	(340)	(1,764)
Accumulated other comprehensive (loss)	(1)	(1)
Accumulated deficit	(1,117,746)	(1,071,633)

Total shareholders’ equity	331,647	370,238

	$491,469	$659,018

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Revenues	$47,158	$56,034	$91,617	$106,346
Costs and expenses:
Cost of revenues	21,114	19,535	41,312	37,404
Engineering, research and development	27,058	29,349	51,932	55,302
Selling, general and administrative	12,263	11,441	24,090	23,466
Restructuring costs	10,410	196	10,410	282
Employee stock purchase plan compensation	(941)	10,338	527	10,338
Amortization of intangible assets	2,335	1,737	4,712	3,555

Total costs and expenses	72,239	72,596	132,983	130,347

Loss, before other income (expense), net	(25,081)	(16,562)	(41,366)	(24,001)
Interest income	257	508	897	1,315
Interest expense	(540)	(2,044)	(2,110)	(4,152)
Other income (expense)	(3,445)	770	(3,187)	1,910

Other income (expense), net	(3,728)	(766)	(4,400)	(927)

Loss, before income taxes	(28,809)	(17,328)	(45,766)	(24,928)
Income tax expense	89	123	347	473

Net loss	$(28,898)	$(17,451)	$(46,113)	$(25,401)

Net loss per share – basic and diluted	$(0.13)	$(0.08)	$(0.22)	$(0.12)

Shares used in per share computations:
Basic and diluted	215,408	215,652	214,468	214,675

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(46,113)	$(25,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,052	19,287
Amortization of debt issue costs	330	556
Amortization of deferred compensation	1,318	11,418
Other compensation expense	1,220	11,186
Gain on derivative instruments	(840)	(1,783)
Impairment of fixed assets	1,141	—
Restructuring charge	10,409	—
Impairment of other long-term investments	2,844	119
Change in operating assets and liabilities:
Accounts receivable, net	(2,530)	(3,350)
Inventories, net	317	(5,585)
Prepaid expenses and other current assets	—	(2,543)
Other assets	1,773	574
Accounts payable	530	1,783
Accrued expenses and other current liabilities	(765)	(4,459)
Accrued restructuring	(3,490)	(4,877)
Income taxes payable	287	601

Net cash used in operating activities	(14,517)	(2,474)

Cash flows from investing activities:
Purchases of investments	(92,275)	(386,522)
Proceeds from sale of investments	252,412	451,831
Capital expenditures	(14,141)	(6,985)
Capital contributions by minority interest limited partners	121	141
Distribution to Venture Fund partners from sale of investments	—	(68)
Restricted cash	—	(6,600)
Purchase of business, net of cash acquired	(1,464)	(59,183)

Net cash provided by (used) in investing activities	144,653	(7,386)

Cash flows from financing activities:
Principal payments under convertible subordinated debt and long-term debt	(121,455)	(1,713)
Proceeds from issuance of long-term debt	9,800	—
Repurchase of convertible subordinated debt	(12,370)	—
Proceeds from issuance of common stock, net	4,964	6,824

Net cash provided by (used) in financing activities	(119,061)	5,111

Increase (decrease) in cash and cash equivalents	11,075	(4,749)
Cash and cash equivalents at beginning of period	20,865	48,119

Cash and cash equivalents at end of period	$31,940	$43,370

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$912	$3,546

Income taxes	$60	$144

Supplemental disclosures of non-cash transactions:
Acquisition of equipment (Note 5)	$48,217	$8,884
Write down of equipment (Note 5)	$7,378	$5,812
Issuance of stock in business acquisition	$—	$2,727
Minority interest limited partners’ share of impaired other long-term investments	$736	$36
Additional liabilities assumed in business acquisition	$—	$160

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

Revenue Recognition

Production revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed, products are shipped to customers, which is when title and risk of loss transfers to the customer, and collectibility is reasonably assured. Revenue from development contracts is recognized upon attainment of specific milestones established under customer contracts. Such revenue is insignificant. Revenue from products deliverable under development contracts, including design tools and prototype products, is recognized upon delivery. Costs related to development contracts are expensed as incurred. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors. Actual returns could be different from these estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. Certain of the Company’s production revenue is from sales to a major distributor under an agreement allowing for price protection and right of return on products unsold. Accordingly, the Company defers recognition of revenue on such products until the products are sold by the distributor to the end user.

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Costs associated with development of a new product are charged to engineering, research and development expense as incurred until the product is proven through testing and acceptance by the customer. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, the Company provides appropriate reserves for such excess inventory. If the determination is made that inventory is obsolete, these inventories are written off in the period the determination is made. Inventories are shown net of reserves of $4.0 million and $6.1 million at March 31, 2005 and September 30, 2004, respectively.

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

Because the Company incurred losses in the quarters ended March 31, 2005, and March 31, 2004, the effect of dilutive securities totaling 83,200,217 and 51,134,674 equivalent shares, respectively, has been excluded in net loss per share, as their impact would be antidilutive.

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

The following table illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Three months ended		Six months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net loss as reported	$(28,898)	$(17,451)	$(46,113)	$(25,401)
Add: Stock-based employee compensation expense included in reported net loss	$396	$16,072	$2,538	$21,756
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	$(8,453)	$(30,259)	$(19,940)	$(49,438)
Adjusted net loss	$(36,955)	$(31,638)	$(60,977)	$(53,083)
Net loss per share as reported – basic and diluted	$(0.13)	$(0.08)	$(0.22)	$(0.12)
Adjusted net loss per share – basic and diluted	$(0.17)	$(0.15)	$(0.28)	$(0.25)

The Company has an employee stock purchase plan for all eligible employees. In accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, the Company is required to account for certain shares to be issued under the plan through January 31, 2005 using the variable method of accounting with corresponding stock-based compensation expense recorded for the difference between the fair value of the stock at the end of the six month purchase interval and the offering period purchase prices. Therefore, the Company recorded stock-based employee compensation expense of ($0.9) million and $0.5 million during the three and six month periods ended March 31, 2005 related to the employee stock purchase plan for the six-month interval ending January 31, 2005 with a purchase price of $1.76. The corresponding stock-based compensation expense is recognized in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Note 2. Restructuring Costs

January 2005 Restructuring Program

During the quarter ended March 31, 2005, in response to changing market conditions, the Company’s Board of Directors approved a plan to restructure the Company (the January 2005 Program). The restructuring included the cessation of certain development activities, the termination of employees, as well as closure of two design centers that were focused primarily on areas that the Company has elected not to pursue. As a result of implementing this restructuring plan, the Company incurred a charge of $10.2 million in the quarter ended March 31, 2005. The January 2005 Program was comprised of the following components:

Workforce reduction – The Company terminated 97 employees, which included 87 from research and development operations, 5 from manufacturing operations, 3 from sales and marketing and 2 from general and administration functions. These employees were notified during January and March 2005. The total charge for workforce reduction was $1.0 million, with payments expected to be complete by June 2005.

Contract Termination Costs – As a result of this restructuring program, the Company closed its Richardson, Texas design center as of February 28, 2005 and its New Jersey design center as of March 31, 2005. The charge of $0.5 million was 100% of the estimated future obligations for those sites.

Impairment of Assets – The impairment of assets charge of $8.7 million includes the write-down of certain excess fixed assets, including computer equipment and test equipment. The charge consisted of $2.5 million and $0.2 million to write off all of the excess fixed assets from the New Jersey design center and Richardson design center, respectively, $4.7 million of tooling for cancelled programs, and $1.3 million of excess test equipment that was previously used to support engineering operations.

The Company has substantially completed the activities contemplated by the January 2005 Program. The remaining severance payments are expected to be complete by May 2005. The Company has not disposed of the surplus leased facilities, but instead expects to continue to pay the remaining lease liabilities until the terms are reached. The impaired assets are decommissioned and expected to remain idle for an indefinite period of time.

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Termination Costs	Impairment of Assets	Total
Balance at September 30, 2004	$125	$2,802	$10,626	$—	$13,553
Charged to expense	1,012	689	—	8,709	10,410
Non cash amounts	—	—	(7,378)	(8,709)	(16,087)
Cash payments	(830)	(1,122)	(1,538)	—	(3,490)

Balance at March 31, 2005	$307	$2,369	$1,710	$—	$4,386

Included in the table above is an additional charge of $0.2 million for an adjustment to sublease income estimates related to the fiscal 2003 restructuring program.

Note 3. Long-term Debt

On September 22, 2004 the Company issued $90.0 million in aggregate principal amount of its 1.5% Convertible Subordinated Debentures due 2024 (“2024 Debentures”), to qualified institutional buyers in reliance on Rule 144A under 1933 Securities Act. Net proceeds received by the Company, after costs of issuance, were approximately $86.9 million. On October 15, 2004 the Company issued an additional $6.7 million in aggregate principal amount of its 2024 Debentures to qualified institutional buyers in reliance on Rule 144A under 1933 Securities Act. Net proceeds received by the Company from the October issuance, after costs of issuance, were approximately $6.5 million. The 2024 Debentures are unsecured obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, including indebtedness under the Company’s amended senior credit facility. Interest is payable in arrears semiannually on October 1 and April 1 of each year, beginning April 1, 2005. The 2024 Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $3.92 per share, subject to adjustment. This results in an initial conversion rate of approximately 255.1020 shares of common stock per $1,000 principal amount of the debentures. Upon conversion, the Company will have the option to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company may redeem the 2024 Debentures after October 1, 2007 if its stock price is at least 170% of the conversion price, or approximately $6.67 per share, for 20 trading days within any 30 consecutive trading day period, and may also redeem the 2024 Debentures beginning October 1, 2009 without being subject to such condition. In addition, holders of the 2024 Debentures will have the right to require the Company to repurchase the 2024 Debentures on October 1 of 2009, 2014 and 2019. Holders will also have the option, subject to certain conditions, to require the Company to repurchase any debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the quarter ended March 31, 2005, interest expense relating to the debentures was $0.4 million. At March 31, 2005, outstanding debentures were $96.7 million

Note 4. Purchase Accounting Business Combinations

On February 3, 2004, the Company acquired all of the equity interests of Cicada Semiconductor Corporation (“Cicada”) in exchange for $65.5 million in cash. Cicada was a supplier of gigabit ethernet transceivers to developers of high-speed communications systems used in local area networks. Of the total purchase price, $6.6 million was being held in an escrow fund until the first anniversary of the closing date of the acquisition, and was reported as restricted cash. Throughout the escrow period, the Company made certain claims against that escrow fund totaling approximately $0.6 million, which are still in dispute, and which together with approximately $0.2 million of other funds that remain in the escrow fund are included in restricted cash as of March 31, 2005. The remaining balance of $5.8 million was paid during the current quarter, and therefore the goodwill associated with the Cicada acquisition increased by $5.8 million.

During the quarter ended June 30, 2004, the Company completed the purchase price allocation, which included net liabilities of $1.6 million. During the quarter ended March 31, 2005 the Company determined that $1.3 million of liabilities recorded as part of the initial purchase price allocation should not have been recorded as liabilities of Vitesse. Therefore, the company reversed the liability and recorded a reduction to goodwill in the amount of $1.3 million during the quarter ended March 31, 2005.

On January 26, 2005, the Company entered into an agreement with Adaptec, Inc, under the terms of which, the Company agreed to employ approximately 45 selected Adaptec employees, to license certain technology and intellectual property, and to purchase certain assets related to Adaptec’s development of SAS RAID on Chip (SAS ROC) products. The Company expects to account for this as a business combination in accordance with SFAS 141, Business Combinations. As of March 31, 2005, the Company had paid $1.3 million for certain fixed assets, and had recorded $0.2 million as goodwill associated with payment of legal fees. The Company is in the process of obtaining the necessary information to perform the purchase price allocation.

Note 5. Purchased Equipment and Capital Lease Obligations

Prior to March 31, 2005, the Company was party to several lease agreements to lease equipment. All of these leases had initial terms of three to five years and options to renew for an additional one to three years. The Company had the option to purchase the equipment at the end of the initial lease term, or the end of each renewal period for the lessor’s original cost. During the quarter ended March 31, 2005, the Company elected to purchase the equipment. As a result, the Company recorded the assets at their cost of $38.9 million, less $5.9 million of accrued restructuring impairment related to those assets that was recorded in fiscal 2002. In connection with the termination of the original leases, $31.1 million of restricted cash was returned to the Company, and subsequently used for payment of the equipment. The Company entered into a $7.8 million two -year capital lease to pay for the remaining amounts owed under the purchase, which is included in capital lease liabilities as of March 31, 2005. Additionally, the Company financed the purchase of $3.3 million of test equipment which is also included in capital lease liabilities as of March 31, 2005. Both leases include a bargain purchase option, and title transfers at the end of the lease term.

Note 6. Goodwill and Other Intangible Assets

The following table presents detail of the Company’s goodwill (in thousands):

Balance as of September 30, 2004	$218,880
Goodwill acquired	164
Release of Cicada escrow	5,787
Purchase price adjustment related to Cicada goodwill	(1,250)

Balance as of March 31, 2005	$223,581

The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance
March 31, 2005
Customer relationships	$3,513	$(2,283)	$1,230
Technology	37,165	(18,894)	18,271
Covenants not to compete	4,000	(4,000)	—

Total	$44,678	$(25,177)	$19,501

September 30, 2004
Customer relationships	$3,513	$(1,879)	$1,634
Technology	37,165	(14,587)	22,578
Covenants not to compete	4,000	(4,000)	—

Total	$44,678	$(20,466)	$24,212

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year	Amount
Remainder of fiscal 2005	$4,593
2006	7,817
2007	5,754
2008	1,332
Thereafter	5

Total	$19,501

The Company is required to perform annual goodwill impairment tests as of July 31, and between annual tests in certain circumstances. There was no impairment of goodwill during the six months ended March 31, 2004. Future goodwill impairment tests may result in charges to earnings.

Note 7. Inventories, net

Inventories consist of the following (in thousands):

	March 31, 2005	Sept. 30, 2004
Raw materials	$3,864	$9,049
Work in process and finished goods	36,981	32,113

	$40,845	$41,162

Note 8. Derivative Instruments and Hedging Activities

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

The Company uses fixed debt to finance its operations. The debt obligation exposes the Company to variability in the fair value of debt due to changes in interest rates. Management believes it is prudent to limit the variability. To meet this objective, management entered into interest rate swap agreements during fiscal 2002 and 2003 to manage fluctuations in debt resulting from interest rate risk and designated these agreements as hedging instruments in a fair value hedging relationship under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). These swaps changed the fixed-rate exposure on the debt to variable-rate exposure. Under the terms of the interest rate swaps, the Company receives fixed interest rate payments and makes variable interest rate payments, thereby managing the value of debt.

Changes in the fair value of the interest rate swaps designated as hedging instruments that effectively offset the fair value variability associated with fixed-rate, long-term debt are reported in interest expense as a yield adjustment of the hedged debt.

In the quarter ended December 31, 2004, the Company recorded a net loss on the final termination of the swap agreement in conjunction with buying back the related 2005 Debentures totaling $0.6 million. Therefore, as of March 31, 2005, the Company did not have any interest rate swaps in place.

Note 9. Significant Customers, Concentration of Credit Risk and Segment Information

The Company generally sells its products to customers engaged in the design and/or manufacture of high technology products either recently introduced or not yet introduced to the marketplace. Substantially all the Company’s trade accounts receivable are due from such sources. In the first and second quarters of fiscal 2005, one customer, EMC Corporation, accounted for greater than 10% of total revenues. In the quarter ended March 31, 2004, no customer accounted for greater than 10% of total revenues.

The Company has one reportable operating segment as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Substantially all long-lived assets are located in the United States.

The Company principally targets four markets within the communications and storage industries: storage, enterprise, metro and long-haul.

Within the storage industry the Company specifically addresses enterprise-class mass storage systems, switches, servers and host bus adaptors, which are primarily based on the Fibre Channel and SAS protocols. Products in this area include physical layer devices such as serializers/deserializers (SerDes), port bypass circuits, expanders, enclosure management controllers and fabric switches.

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

Revenues from storage products were $14.3 million and $24.7 million in the second quarters of fiscal 2005 and 2004, respectively. Revenues from enterprise products were $13.4 million and $11.2 million in the second quarters of fiscal 2005 and 2004, respectively. Revenues from products targeting the metro market were $13.4 million in the second quarter of fiscal 2005 and $11.4 million in the second quarter of fiscal 2004. Revenues from the Company’s legacy products including those targeting the long-haul communications market and ASICs for the ATE and military markets were $6.1 million in the second quarter of fiscal 2005 and $8.7 million in the second quarter of fiscal 2004.

Revenues within the United States accounted for 45% and 59% of total revenues in the second quarters of fiscal 2005 and 2004, respectively.

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

Over the past few years, the proliferation of the Internet and the rapid growth in volume of data being sent over local and wide area networks has placed a tremendous strain on the communications infrastructure. The resulting demand for increased bandwidth has created a need for both faster as well as more expansive networks. Further, communication service providers have sought to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner. There has also been a growing trend by systems companies towards the outsourcing of IC design and manufacture to suppliers such as Vitesse. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has been growing significantly. Towards the end of 2000, the communications industry experienced a severe downturn due to the overbuilding of the communications infrastructure and excess inventories, among other reasons. While market conditions improved modestly between the end of fiscal 2002 and the third quarter of fiscal 2004, our revenues declined in the fourth quarter of 2004 and the first half of fiscal 2005 due to the presence of excess inventories and reduced spending in our end markets. In spite of these volatile business conditions, we believe that the long-term prospects for the markets that we participate in remain strong.

Significant Events

January 2005 Restructuring Program

In January 2005, in response to changing market conditions, our Board of Directors approved a plan to restructure Vitesse, which we refer to as the January 2005 Program. This restructuring plan included the cessation of certain development activities, the termination of employees, and the closure of two design centers that were focused primarily on areas that we have elected not to pursue. As a result of implementing this restructuring plan, we incurred a charge of $10.2 million in the quarter ended March 31, 2005. The January 2005 Program was comprised of the following components:

Workforce reduction – We terminated 97 employees, which included 87 from research and development operations, 5 from manufacturing operations, 3 from sales and marketing and 2 from general and administration functions. These employees were notified of their termination during January and March 2005. The total charge for workforce reduction was $1.0 million, with payments expected to be complete by June 2005.

Contract Termination Costs – As part of the January 2005 Program, we closed our Richardson, Texas design center as of February 28, 2005 and our New Jersey design center as of March 31, 2005. We incurred a charge of $0.5 million in connection with these closures, which reflects 100% of the estimated future obligations for those sites.

Impairment of Assets – The impairment of assets charge of $8.7 million includes the write-down of certain excess fixed assets, including computer equipment and test equipment. The charge consisted of $2.5 million and $0.2 million to write off all of the excess fixed assets from the New Jersey design center and Richardson design center, respectively, $4.7 million of tooling for cancelled programs, and $1.3 million of excess test equipment that was previously used to support engineering operations.

We have substantially completed the activities contemplated by the January 2005 Program. The remaining severance payments are expected to be complete by May 2005. We have not disposed of the surplus leased facilities, but instead expect to continue to pay the remaining lease liabilities until the terms are reached. The impaired assets are decommissioned and expected to remain idle for an indefinite period of time.

A combined summary of our restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Termination Costs	Impairment of Assets	Total
Balance at September 30, 2004	$125	$2,802	$10,626	$—	$13,553
Charged to expense	1,012	689	—	8,709	10,410
Non cash amounts	—	—	(5,959)	(8,709)	(14,668)
Cash payments	(830)	(1,122)	(2,957)	—	(4,909)

Balance at March 31, 2005	$307	$2,369	$1,710	$—	$4,386

Included in the table above is an additional charge of $0.2 million for an adjustment to sublease income estimates related to our fiscal 2003 restructuring program.

Purchased Equipment and Capital Lease Obligations

Prior to March 31, 2005, we were party to several lease agreements to lease equipment. Each of these leases had an initial term of three to five years and an option to renew for an additional one to three years. We had the option to purchase the equipment at the end of the initial lease term, or the end of each renewal period for the lessor’s original cost. During the quarter ended March 31, 2005, we elected to purchase the equipment. As a result, we recorded these assets at their cost of $38.9 million, less $5.9 million of accrued restructuring impairment related to those assets that was recorded in fiscal 2002. In connection with the termination of the original leases, $31.1 million of restricted cash was returned to us, and was subsequently used for payment of the equipment. We entered into a $7.8 million two -year capital lease to pay for the remaining amounts owed under the purchase, which is included in capital lease liabilities as of March 31, 2005. Additionally, we financed the purchase of $3.3 million of test equipment, which is also included in capital lease liabilities as of March 31, 2005. Both leases include a bargain purchase option, and title transfers at the end of the lease term.

Results of Operations

Revenues

Revenues in the second quarter of fiscal 2005 were $47.2 million, a decrease of 15.8% from the $56.0 million recorded in the second quarter of fiscal 2004. For the six months ended March 31, 2005, revenues were $91.6 million, a decrease of 13.9% from the $106.3 million recorded in the six months ended March 31, 2004. The decrease in revenues was due to an overall decline in demand from our customers, particularly in the storage area that began in the fourth quarter of fiscal 2004.

Revenues from storage products were $14.3 million in the second quarter of fiscal 2005, compared to $24.7 million in the second quarter of fiscal 2004. The decrease in revenues was due to a sharp decline in demand from several customers that occurred since the fourth quarter of fiscal 2004 as a result of weaker enterprise spending and excess inventories at our customers.

Revenues from enterprise products grew from $11.2 million in the second quarter of fiscal 2004 to $13.4 million in the second quarter of fiscal 2005. The increase is primarily due to our increased emphasis on products targeting the Ethernet market. In the second quarter of fiscal 2004 we acquired Cicada Semiconductor Corporation whose products are principally targeted at customers in the enterprise LAN space. During fiscal 2004 and through the second quarter of fiscal 2005 we have brought a number of new products to market which have resulted in increased enterprise revenues.

Revenues from products targeting the metro market were $13.4 million in the second quarter of fiscal 2005 compared to $11.4 million in the second quarter of fiscal 2004. The increase in demand for our products that target the metro market stems from increasing bandwidth requirements and the need by communications providers to provide end customers with a range of new services, including Voice Over IP, bandwidth-on-demand and remote storage, among others. This in turn has resulted in an increased demand for equipment that enables these services, including ICs.

Revenues from our legacy products, which include long-haul telecommunications products and ASICs for Automatic Test Equipment (ATE) and military markets were $6.1 million in the second quarter of fiscal 2005, compared to $8.7 million in the second quarter of fiscal 2004. The decrease was primarily due to larger last time buy orders we received from customers in the second quarter of fiscal 2004. We do not anticipate revenues from these products will grow significantly during fiscal 2005, as we do not believe that capital spending for long-haul communications equipment will increase for at least several years.

It is customary for product prices in the semiconductor industry to decline over time. Most of these price decreases are negotiated in advance and are usually based on increased volumes or the passage of time. In the second quarters of fiscal 2005 and 2004, respectively we did not experience abnormal price decreases for the majority of our products.

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

Cost of Revenues

Our cost of revenues was $21.1 million in the second quarter of fiscal 2005 compared to $19.5 million in the second quarter of fiscal. As a percentage of total revenues, cost of revenues was 44.8% in the second quarter of fiscal 2005 and 34.9% in the second quarter of fiscal 2004. For the six months ended March 31, 2005, cost of revenues was $41.3 million, or 45.1% as a percentage of total revenues, compared to $37.4 million, or 35.2% as a percentage of total revenues for the six months ended March 31, 2004. The increase in cost of revenues as a percentage of total revenues in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, and for the six months ended March 31, 2005 compared to the same period last year was a result of decreased revenues to absorb fixed manufacturing overhead costs. In the future, cost of revenues as a percentage of revenues may fluctuate as a result of changes in demand for our products, the relative mix of products that we sell and other factors.

Engineering, Research and Development

Engineering, research and development expenses were $27.1 million in the second quarter of fiscal 2005 compared to $29.3 million in the second quarter of fiscal 2004. For the six months ended March 31, 2005, engineering, research and development expenses were $51.9 million compared to $55.3 million in the six months ended March 31, 2004. As a percentage of total revenues, engineering, research and development expenses were 57.4% in the second quarter of fiscal 2005 and 52.4% in the second quarter of fiscal 2004. For the six months ended March 31, 2005, engineering, research and development expenses as a percentage of total revenues increased to 56.7% from 52.0% in the comparable period a year ago. The decrease in absolute dollars was primarily the result of decreased amortization of deferred and other acquisition-related compensation expense of $5.1 million. These decreases were partially offset by the increase in costs related to the inclusion of a full quarter of the Cicada acquisition in fiscal 2005 of $1.2 million and an increase in expensed design software of $1.7 million. The increases on a percentage basis are a result of the fact that our engineering, research and development costs remained relatively fixed, while our revenues declined. Our engineering, research and development costs are expensed as incurred

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) were $12.3 million in the second quarter of 2005, compared to $11.4 million in the second quarter of 2004. For the six months ended March 31, 2005, SG&A expenses were $24.1 million compared to $23.5 million, in the comparable period a year ago. As a percentage of total revenues, SG&A expenses were 26.0% in second quarter of fiscal 2005, compared to 20.4% in the second quarter of fiscal 2004. For the six months ended March 31, 2005, SG&A expenses as a percentage of total revenues increased to 26.3% from 22.1%, in the comparable period a year ago. The increase in absolute dollars from the three and six months ended March 31, 2004 was primarily due to increased expense for salaries, commissions, legal and accounting fees. The increase on a percentage basis is a result of the fact that our general and administrative costs remained relatively fixed while our revenues declined.

Employee Stock Purchase Plan Compensation

We have an employee stock purchase plan for all eligible employees. In the second quarter of fiscal 2005, we recorded stock-based compensation expense of ($0.9) million related to certain shares purchased under the plan for the purchase interval ended January 31. See Note 1 of the Notes to our Unaudited Condensed Consolidated Financial Statements, “Basis of Presentation and Significant Accounting Policies” for further discussion.

Amortization of Intangible Assets

Amortization of other intangible assets was $2.3 million in the second quarter of fiscal 2005, compared to $1.7 million in the second quarter of fiscal 2004. For the six months ended March 31, 2005, amortization of other intangible assets was $4.7 million compared to $3.6 million in the comparable period a year ago. The increase in amortization expense from the three and six months ended March 31, 2005 was the result of an increase in other intangible assets acquired in our fiscal 2004 acquisition of Cicada Semiconductor.

Interest Income

Interest income was $0.3 million in the second quarter of fiscal 2005 compared to $0.5 million in the second quarter of fiscal 2004. For the six months ended March 31, 2005, interest income was $0.9 million compared to $1.3 million in the comparable period a year ago. The decrease in interest income from the second quarter of fiscal 2004 and from the comparable period a year ago was the result of lower cash balances and short-term and long-term investments held throughout the period. The decrease in cash and investment balances was primarily the result of the repurchase and redemption of our 2005 Debentures during the third quarter of fiscal 2004 and the first quarter of fiscal 2005, as well as a fixed operating cash outflow in a period of reduced revenues.

Interest Expense

Interest expense was $0.5 million in the second quarter of fiscal 2005 compared to $2.0 million in the second quarter of fiscal 2004. For the six months ended March 31, 2005, interest expense was $2.1 million compared to $4.2 million in the comparable period a year ago. The decrease in interest expense of $1.5 million from the second quarter of fiscal 2004 and $2.1 million from the comparable period a year ago, was primarily the result of the repurchase and redemption of $133.1 million of our 2005 Debentures, partially offset by the interest accrued on the $96.7 million principal amount outstanding of our 2024 Debentures.

Other Income (expense)

Other Income (expense) was ($3.4) million in the second quarter of fiscal 2005 and $0.8 million in the second quarter of fiscal 2004. For the six months ended March 31, 2005, other income was ($3.1) million compared to $1.9 million in the comparable period a year ago. For the three and six month periods ending March 31, 2005, other expense primarily consisted of a $1.1 million impairment charge on certain fixed assets that were deemed to be impaired during the review of fixed assets purchased as part of the lease buyout, and a $2.3 million write down of long-term equity investments to estimated net realizable value. For the quarter and six month period ended March 31, 2004, other income consisted of amortization of deferred gains related to the termination of our interest rate swap agreements in fiscal 2003 and 2002. For additional information regarding our interest rate swap agreements, see Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements, “Derivative Instruments and Hedging Activities”.

Income Tax Expense

For the second quarters of fiscal 2005 and fiscal 2004, our total effective income tax rate was 0.8% and 1.9%, respectively.

Liquidity and Capital Resources

At March 31, 2005, we had $34.1 million in cash, cash equivalents and short-term investments, which we refer to as cash and investments. Cash and investments decreased by $149.0 million from $183.1 million as of September 30, 2004. This decrease was primarily due to the $133.8 million used to repurchase and redeem the 2005 Debentures, $14.1 million used in capital expenditures, $1.5 million of cash paid for assets acquired from Adaptec and $14.5 million used by operating activities. The decrease in our cash and investments was offset by $6.5 million in proceeds from the issuance of our 2024 Debentures, net of debt issue costs paid, $3.3 million in proceeds from equipment financing, $4.2 million in proceeds from stock issued pursuant to our employee stock purchase plan and $0.9 million in proceeds from issuance of stock pursuant to our stock option plan.

During the current quarter, we used $9.4 million of cash from operating activities, primarily as a result of $47.2 million in receipts from customers, which were offset by $56.6 million in payments to vendors. Cash receipts from customers increased by $5.4 million from the $41.8 million in the prior quarter due to increased revenues. Payments to employees and increased by $10.6 million from the $46.0 million in the prior quarter, primarily due to the timing of payments made for inventory receipts.

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

During the six months ended March 31, 2005 we used $160.1 million in proceeds from the sale of investments to partially fund the $132.2 million repurchase and redemption of the remaining outstanding principal amount of our 2005 Debentures. We invested approximately $14.1 million in capital equipment consisting of $4.3 million in the buyout of a lease for certain test equipment and $9.8 million in the purchase of other equipment and tooling.

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

Off-Balance Sheet Arrangements

Our acquisition agreements with Cicada and APT obligate us to pay certain contingent cash consideration based on the continued employment of certain individuals and on the achievement of certain revenue milestones over the next four years. Compensation for continued employment is being ratably accrued over the related period, and compensation for certain revenue milestones will be expensed when such milestones are achieved. As March 31, 2005, total cash contingent compensation that could be paid under these acquisition agreements assuming all contingencies are met is $2.4 million.

We lease facilities and certain machinery and equipment under noncancellable operating leases that expire through 2009. Approximate minimum rental commitments under all noncancellable operating leases as of March 31, 2005 are as follows (in thousands):

	Total	Remaining 2005	2006	2007	2008	2009	After 2009
Operating Lease Obligations:
Minimum Rental Payments	$7,911	$2,988	$1,864	$1,304	$1,316	$439	$—

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

At March 31, 2005, our allowance for doubtful accounts and sales returns was $1.7 million or 4.2% of gross receivables, compared to $1.6 million or 4.3% of gross receivables as of September 30, 2004.

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

In accordance with SFAS 142, we perform the two-step goodwill impairment test on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill of our only reporting unit to its carrying value. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on a market approach. Fair value of other intangible assets and long-lived assets is determined by undiscounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset is less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we amortize over the remaining estimated useful life of the asset. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows and long-term growth rates. It is reasonably possible that the estimates and assumptions used to value these assets may be incorrect. If our actual results, or the estimates and assumptions used in future impairment analyses are lower than the original estimates and assumptions used to assess the recoverability of these assets, we could incur additional impairment charges. See Note 6—”Goodwill and Other Intangible Assets” of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

On January 26, 2004, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 13.0 million shares to 21.5 million shares of common stock. Without the approved amendment, the Company did not have had sufficient shares available to fulfill the six month purchase intervals. The portion of the shares approved which were used to fulfill six month purchase intervals through January 31, 2005 were considered compensatory and were recorded under the variable method of accounting in accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, as the stock price on January 26, 2004 did not meet the market discount criterion under APB Opinion No. 25. Accordingly during the quarters ended March 31, 2005 and 2004, the Company recorded stock-based employee compensation expense of $(0.9) million and $2.0 million, respectively. As of March 31, 2005, no additional shares are outstanding that are considered compensatory.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. As of March 31, 2005 all tax benefits are subject to a 100% valuation allowance.

Impact of Recent Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. We will be required to adopt this statement in the first quarter of fiscal 2006. We are currently evaluating the impact that the adoption of SFAS 123R will have on our consolidated results of operations, consolidated financial position, and consolidated cash flows, and expect that it will adversely affect our results of operations.

In November 2004, FASB issued SFAS No.151, “Inventory Costs, an amendment of ARB 43, Chapter 4,”(SFAS 151) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on “normal capacity.” The provisions of this Statement are effective for inventory costs incurred during our first quarter of fiscal 2006. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements.

Factors That May Affect Future Operating Results

We Have Experienced Continuing Losses from Operations Since March 31, 2001, and We Anticipate Future Losses from Operations

We have experienced continuing losses from operations since our revenues peaked in the quarter ended December 31, 2000. Although our revenues have fluctuated since that time, in recent periods they have not been sufficient to cover our operating expenses, and we anticipate future losses from operations as a result. Moreover, in fiscal 2001, 2002 and 2003 our operating results were materially and adversely affected by inventory write-downs, restructuring charges and impairment charges. We may be required to take additional similar charges in the future, which could have a material and adverse effect on our operating results. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. Due to a slowdown in orders from our storage customers, we have recorded declining total revenues in two of our three most recent quarters relative to the prior quarter. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

We implemented significant restructuring programs and cost reductions in fiscal 2001, 2002, 2003, 2004 and 2005, and we cannot assure you that we will not undertake further such actions in the future. In addition, in the past we have recorded significant new product development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses may have a material and adverse effect on our operating results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

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

Acquisitions May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert the Attention of Our Management

Within the last several years we have made a series of acquisitions, including a number of significant acquisitions. Our management frequently evaluates available strategic opportunities, and as a result we may pursue additional acquisitions of complementary products, technologies or businesses in the future. If we fail to achieve the financial and strategic benefits of past and future acquisitions, however, including our acquisitions of the Adaptec RAID on Chip (ROC) business, Cicada and Multilink, our business and operating results will be materially and adversely affected. In undertaking future acquisitions we may:

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

For example, in fiscal 2002 we recorded impairment charges of $398.9 million associated with goodwill and other intangible assets related to past acquisitions. As of March 31,2005, and after accounting for these impairment charges, we had an aggregate of $243.1 million of goodwill and other intangible assets on our balance sheet. As a result of our purchase of Cicada, we recorded a third quarter fiscal 2004 charge of $3.7 million for the fair value of purchased IPR&D. Additionally, $42.9 million and $13.9 million was recorded as goodwill and identifiable intangible assets, respectively. The identifiable intangible assets include customer relationships of $0.2 million and developed technology of $13.7 million, which will be amortized over their expected lives of 17 months to 48 months, respectively, increasing annual and quarterly amortization expense by approximately $3.6 million and $0.9 million, respectively. These assets may be written down in the future to the extent they are deemed to be impaired and any such write-downs would adversely affect our results of operations.

Our Industry Is Highly Competitive

The markets for our products are intensely competitive and subject to rapid technological advancement in design technologies, wafer-manufacturing techniques, process tools and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next generation equipment with those of current or future competitors. In the storage and enterprise markets, we principally compete against Agere Systems, Agilent, Broadcom, Emulex, LSI Logic, Marvell, PMC Sierra and QLogic; in the long haul and metro markets, our competitors include Agere Systems, Applied Micro Circuits Corporation, Mindspeed and PMC Sierra. We also compete with internal IC design units of systems companies such as Cisco Systems. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of venture-backed companies that focus on specific portions of our product line. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

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

Our International Sales and Operations Subject Us to Risks That Could Adversely Affect Our Revenue and Operating Results

Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 55% and 41% of our total revenue in the second fiscal quarters of 2005 and 2004, respectively. International sales involve a variety of risks and uncertainties, including risks related to:

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

Our Failure to Manage Changes to Our Operations Infrastructure May Adversely Affect Us

Prior to fiscal 2001 we experienced a period of rapid growth and expanded our operations infrastructure accordingly. More recently, we implemented a series of restructuring plans in fiscal 2001, 2002, 2003, 2004 and 2005 that reduced this infrastructure. Throughout this period we have also made a number of acquisitions. These changes have placed, and continue to place, a significant strain on our personnel, systems and other resources. Unless we manage these changes effectively, we may encounter challenges in executing our business, which could have a material adverse effect on our business and financial results. Our recent restructuring efforts, in particular, may disrupt our operations and adversely affect our ability to respond rapidly to any renewed growth opportunities.

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

A Recently Announced Change in the Accounting Treatment of Stock Options Will Adversely Affect Our Results of Operations.

In December 2004, the Financial Accounting Standards Board issued revised SFAS No. 123, Share-Based Payment, or SFAS 123R, which requires companies to expense employee stock options for financial reporting purposes. As a result, beginning in October 2005, we will be required to value our employee stock option grants pursuant to an option valuation model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and FAS 128, each of which has been superseded by FAS 123R. Following the implementation of SFAS123R, our stock-based compensation expense will be charged directly against our reported earnings. We are currently evaluating the impact that the adoption of SFAS 123R will have on our consolidated results of operations, consolidated financial position, and consolidated cash flows, and the change in accounting treatment, and we expect that the change in accounting treatment will materially and adversely affect our results of operations.

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

Cash Equivalents, Short-term and Long-term Investments

Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Our investments are made in accordance with an investment policy approved by the Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are recorded at amortized cost, while available-for-sale investments are recorded at fair value. We did not have any held-to-maturity investments at March 31, 2005.

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

Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2005, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

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

In October 2004, in connection with the redemption of our 2005 Debentures, we terminated our interest rate swap agreement with a notional value of $119.7 million for $0.6 million. Therefore, as of March 31, 2005, we did not have any interest rate swap agreements in place.

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

Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On January 24, 2005, we held our regular Annual Meeting of Stockholders. The purpose of the meeting was to elect Directors to serve for the ensuing year, and to ratify the appointment of KPMG LLP as our independent auditors for the 2005 fiscal year. The following individuals were elected to serve as Directors for the ensuing year:

Name	Votes for	Votes Against	Withheld
Vincent Chan	177,569,072	—	11,916,166
James A. Cole	177,333,537	—	12,151,701
Alex Daly	177,103,344	—	12,381,894
John C. Lewis	187,121,405	—	2,363,833
Louis R. Tomasetta	187,436,665	—	2,048,573

Additionally, the following items were voted upon and approved by the shareholders:

	Votes for	Against or withheld	Abstain	Non-vote
Ratification of appointment of KPMG LLP as independent auditors for the fiscal year ending September 30, 2005	188,040,272	1,159,038	285,928	—

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C Section §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION

By:	/s/ YATIN MODY
Yatin Mody Vice President, Finance and Chief Financial Officer

May 9, 2005