Form 10-Q
period 2005-06-30
VITESSE SEMICONDUCTOR CORP
filed 2005-08-09
CIK 880446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, there were 218,931,460 shares of the registrant’s $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1	Financial Statements:

		Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004	3

		Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 and June 30, 2004, and the nine months ended June 30, 2005 and June 30, 2004	4

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2005 and June 30, 2004	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3	Quantitative and Qualitative Disclosure About Market Risk	25

	Item 4	Controls and Procedures	25

PART II	OTHER INFORMATION

	Item 6	Exhibits and Reports on Form 8-K	26

SIGNATURES			27

CERTIFICATIONS

PART I

FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$31,739	$20,865
Short-term investments (principally marketable securities)	2,365	162,260
Accounts receivable, net of allowances of $2,011 and $1,632 as of June 30, 2005 and September 30, 2004, respectively	33,375	36,447
Inventories, net	40,764	41,162
Restricted cash	814	6,600
Current portion of restricted deposits	—	48,217
Prepaid expenses and other current assets	7,686	9,524

Total current assets	116,743	325,075

Property and equipment, net	109,825	74,403
Goodwill, net	223,417	218,880
Other intangible assets, net	17,527	24,212
Other assets	10,583	16,448

	$478,095	$659,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$5,649	$2,003
Current portion of convertible subordinated debt, due 2005, including premium of $529	—	132,746
Current portion of accrued restructuring	3,032	12,311
Accounts payable	17,881	17,789
Accrued expenses and other current liabilities	17,672	17,363
Deferred revenue	4,586	6,869
Income taxes payable	1,784	1,511

Total current liabilities	50,604	190,592

Long-term accrued restructuring	94	1,242
Deferred gain on derivative instrument	4,319	4,319
Other long-term liabilities	1,146	1,146
Long-term debt and capital leases	4,074	—
Convertible subordinated debt, due October 2024	96,700	90,000
Minority interest	772	1,481
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 218,585,578 and 212,885,307 shares on June 30, 2005 and September 30, 2004, respectively	2,186	2,146
Additional paid-in capital	1,447,879	1,441,490
Unearned compensation	(96)	(1,764)
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(1,129,582)	(1,071,633)

Total shareholders’ equity	320,386	370,238

	$478,095	$659,018

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$50,971	$60,417	$142,588	$166,763
Costs and expenses:
Cost of revenues	22,415	20,866	63,727	58,270
Engineering, research and development	24,775	28,142	76,707	83,444
Selling, general and administrative	12,725	11,568	36,815	35,034
Restructuring costs	65	604	10,475	886
Employee stock purchase plan compensation	—	(250)	527	10,088
In process research and development	—	3,700	—	3,700
Amortization of intangible assets	2,331	2,970	7,043	6,525

Total costs and expenses	62,311	67,600	195,294	197,947

Loss, before other income (expense), net	(11,340)	(7,183)	(52,706)	(31,184)
Interest income	169	470	1,066	1,785
Interest expense	(709)	(2,249)	(2,819)	(6,401)
Other income (expense)	84	4,199	(3,103)	6,109

Other income (expense), net	(456)	2,420	(4,856)	1,493

Loss, before income taxes	(11,796)	(4,763)	(57,562)	(29,691)
Income tax expense (benefit)	40	(203)	387	270

Net loss	$(11,836)	$(4,560)	$(57,949)	$(29,961)

Net loss per share – basic and diluted	$(0.05)	$(0.02)	$(0.27)	$(0.14)

Shares used in per share computations:
Basic and diluted	216,607	217,109	215,145	215,433

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(57,949)	$(29,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,574	29,142
Amortization of debt issue costs	510	834
Amortization of deferred compensation	1,467	16,587
Other compensation expense	1,199	10,900
In process research and development expense	—	3,700
Gain on derivative instruments	(840)	460
Gain on sale of fixed assets	—	(3,235)
Impairment of fixed assets	1,141	—
Restructuring charge	10,475	—
Impairment of other long-term investments	2,844	119
Change in operating assets and liabilities:
Accounts receivable, net	3,072	(5,700)
Inventories, net	398	(10,712)
Prepaid expenses and other current assets	828	(5,044)
Other assets	2,314	269
Accounts payable	92	6,785
Accrued expenses and other current liabilities	167	(894)
Accrued restructuring	(4,750)	(6,843)
Income taxes payable	273	398

Net cash (used in) provided by operating activities	(10,185)	6,805

Cash flows from investing activities:
Purchases of investments	(92,517)	(660,866)
Proceeds from sale of investments	252,412	714,243
Capital expenditures	(17,129)	(10,399)
Sale of fixed assets	—	3,620
Capital contributions by minority interest limited partners	113	141
Distribution to Venture Fund partners from sale of investments	—	(214)
Proceeds from liquidation of Venture Fund investment	—	683
Restricted cash	—	(6,600)
Purchase of business, net of cash acquired	(1,464)	(59,183)

Net cash provided by (used in) investing activities	141,415	(18,575)

Cash flows from financing activities:
Principal payments under convertible subordinated debt and long-term debt	(123,197)	(3,509)
Proceeds from issuance of long-term debt	9,800	—
Repurchase of convertible subordinated debt	(12,370)	—
Proceeds from issuance of common stock, net	5,411	7,324

Net cash (used in) provided by financing activities	(120,356)	3,815

Increase (decrease) in cash and cash equivalents	10,874	(7,955)
Cash and cash equivalents at beginning of period	20,865	48,119

Cash and cash equivalents at end of period	$31,739	$40,164

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,677	$3,587

Income taxes	$113	$267

Supplemental disclosures of non-cash transactions:
Acquisition of equipment (Note 5)	$48,217	$3,072
Write down of equipment (Note 5)	$7,378	$—
Issuance of stock in business acquisition	$—	$2,727
Minority interest limited partners’ share of impaired other long-term investments	$736	$36
Additional liabilities assumed in business acquisition	$—	$160

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

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Costs associated with development of a new product are charged to engineering, research and development expense as incurred until the product is proven through testing and acceptance by the customer. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, the Company provides appropriate reserves for such excess inventory. If the determination is made that inventory is obsolete, these inventories are written off in the period the determination is made. Inventories are shown net of reserves of $5.1 million and $6.1 million at June 30, 2005 and September 30, 2004, respectively.

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

Income Taxes. The Company accounts for income taxes pursuant to the provisions of SFAS No. 109. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations. As of June 30, 2005, all deferred tax assets are subject to a 100% valuation allowance.

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

Because the Company incurred losses in all periods presented, the effect of dilutive securities totaling 81,716,900 and 49,338,045 equivalent shares, as of June 30, 2005 and 2004, respectively, has been excluded in net loss per share, as their impact would be antidilutive.

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

The following table illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss as reported	$(11,836)	$(4,560)	$(57,949)	$(29,961)
Add: Stock-based employee compensation expense included in reported net loss	$128	$4,919	$2,666	$26,675
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	$(6,282)	$(12,304)	$(24,259)	$(39,987)
Adjusted net loss	$(17,990)	$(11,945)	$(79,542)	$(43,273)
Net loss per share as reported – basic and diluted	$(0.05)	$(0.02)	$(0.27)	$(0.14)
Adjusted net loss per share – basic and diluted	$(0.08)	$(0.06)	$(0.37)	$(0.20)

The Company has an employee stock purchase plan for all eligible employees. In accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, the Company is required to account for certain shares to be issued under the plan through January 31, 2005 using the variable method of accounting with corresponding stock-based compensation expense recorded for the difference between the fair value of the stock at the end of the six month purchase interval and the offering period purchase prices. Therefore, the Company recorded stock-based employee compensation expense of ($0.0) million and $0.5 million during the three and nine month periods ended June 30, 2005 related to the employee stock purchase plan for the six-month interval ending January 31, 2005 with a purchase price of $1.76. The corresponding stock-based compensation expense is recognized in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Note 2. Restructuring Costs

January 2005 Restructuring Program

During the quarter ended March 31, 2005, in response to changing market conditions, the Company’s Board of Directors approved a plan to restructure the Company (the “January 2005 Program”). The restructuring included the cessation of certain development activities, the termination of employees, as well as closure of two design centers that were focused primarily on areas that the Company has elected not to pursue. As a result of implementing this restructuring plan, the Company incurred charges of $0.1 million and $10.2 million in the quarters ended June 30, 2005 and March 31, 2005, respectively. The January 2005 Program was comprised of the following components:

Workforce reduction – The Company terminated 97 employees, which included 87 from research and development operations, 5 from manufacturing operations, 3 from sales and marketing and 2 from general and administration functions. These employees were notified during January and March 2005. The total charge for workforce reduction was $1.0 million, with payments expected to be complete by September 2005.

Excess Facilities – As a result of this restructuring program, the Company closed its Richardson, Texas design center as of February 28, 2005 and its New Jersey design center as of March 31, 2005. The charge of $0.7 million consisted of $0.5 million for 100% of the estimated future obligations for those sites and $0.2 million for an adjustment to sublease income estimates related to the Company’s fiscal 2003 restructuring program.

Impairment of Assets – The impairment of assets charge of $8.8 million includes the write-down of certain excess fixed assets, including computer equipment and test equipment. The charge consisted of $2.6 million and $0.2 million to write off all of the excess fixed assets from the New Jersey design center and Richardson design center, respectively, $4.7 million of tooling for cancelled programs, and $1.3 million of excess test equipment that was previously used to support engineering operations.

The Company has substantially completed the activities contemplated by the January 2005 Program. The remaining severance payments are expected to be complete by September 2005. The Company has not disposed of the surplus leased facilities, but instead expects to continue to pay the remaining lease liabilities until the terms are reached. The impaired assets are decommissioned and expected to remain idle for an indefinite period of time.

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Termination Costs	Impairment of Assets	Total
Balance at September 30, 2004	$125	$2,802	$10,626	$—	$13,553
Charged to expense	1,015	686	—	8,774	10,475
Non cash amounts	—	—	(7,378)	(8,774)	(16,152)
Cash payments	(1,063)	(1,720)	(1,967)	—	(4,750)

Balance at June 30, 2005	$77	$1,768	$1,281	$—	$3,126

Contract termination costs represent charges recorded in fiscal 2002 for purchase commitments related to unused licenses of non-cancelable software contracts and the residual value guaranteed under certain equipment operating leases. No additional charges were recorded in the period ended June 30, 2005.

Note 3. Long-term Debt

On September 22, 2004 the Company issued $90.0 million in aggregate principal amount of its 1.5% Convertible Subordinated Debentures due 2024 (“2024 Debentures”), to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. Net proceeds received by the Company, after costs of issuance, were approximately $86.9 million. On October 15, 2004 the Company issued an additional $6.7 million in aggregate principal amount of its 2024 Debentures to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. Net proceeds received by the Company from the October issuance, after costs of issuance, were approximately $6.5 million. The 2024 Debentures are unsecured obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, including indebtedness under the Company’s amended senior credit facility. Interest is payable in arrears semiannually on October 1 and April 1 of each year, beginning April 1, 2005. The 2024 Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $3.92 per share, subject to adjustment. This results in an initial conversion rate of approximately 255.1020 shares of common stock per $1,000 principal amount of the debentures. Upon conversion, the Company will have the option to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company may redeem the 2024 Debentures after October 1, 2007 if its stock price is at least 170% of the conversion price, or approximately $6.67 per share, for 20 trading days within any 30 consecutive trading day period, and may also redeem the 2024 Debentures beginning October 1, 2009 without being subject to such condition. In addition, holders of the 2024 Debentures will have the right to require the Company to repurchase the 2024 Debentures on October 1 of 2009, 2014 and 2019. Holders will also have the option, subject to certain conditions, to require the Company to repurchase any debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the quarter ended June 30, 2005, interest expense relating to the debentures was $0.4 million. At June 30, 2005, there was $96.7 million principal amount of the debentures outstanding.

Note 4. Purchase Accounting Business Combinations

On February 3, 2004, the Company acquired all of the equity interests of Cicada Semiconductor Corporation (“Cicada”) in exchange for $65.5 million in cash. Cicada was a supplier of gigabit ethernet transceivers to developers of high-speed communications systems used in local area networks. Of the total purchase price, $6.6 million was being held in an escrow fund until the first anniversary of the closing date of the acquisition, and was reported as restricted cash. During the escrow period the Company made certain claims against that escrow fund totaling approximately $0.6 million, which were still in dispute as of June 30, 2005, and which together with approximately $0.2 million of other funds that remained in the escrow fund are included in restricted cash as of June 30, 2005. The remaining balance of $5.8 million was paid during the quarter ended March 31, 2005, and therefore the goodwill associated with the Cicada acquisition increased by $5.8 million.

During the quarter ended June 30, 2004, the Company completed the purchase price allocation of Cicada, which included net liabilities of $1.6 million. During the quarter ended March 31, 2005 the Company determined that $1.3 million of liabilities recorded as part of the initial purchase price allocation should not have been recorded as liabilities of Vitesse. Therefore, the company reversed the liability and recorded a reduction to goodwill in the amount of $1.3 million during the quarter ended March 31, 2005.

On January 26, 2005, the Company entered into an agreement with Adaptec, Inc, under the terms of which, the Company agreed to employ approximately 45 selected Adaptec employees, to license certain technology and intellectual property, and to purchase certain assets related to Adaptec’s development of SAS RAID on Chip (“SAS ROC”) products. The Company has accounted for this as a business combination in accordance with SFAS 141, Business Combinations. During the quarter ended June 30, 2005, the Company completed the purchase price allocation based on the fair values of tangible and intangible assets and liabilities acquired. The allocation included $1.0 million for certain fixed assets, and $0.4 million for developed technology, an identifiable intangible asset, which will be amortized over its estimated useful life of 4 years. The operations of Adaptec are included in the Company’s operating results from the date of acquisition.

Note 5. Purchased Equipment and Capital Lease Obligations

Prior to March 31, 2005, the Company was party to several lease agreements to lease equipment. All of these leases had initial terms of three to five years and options to renew for an additional one to three years. The Company had the option to purchase the equipment at the end of the initial lease term, or the end of each renewal period for the lessor’s original cost. During the quarter ended March 31, 2005, the Company elected to purchase the equipment. As a result, the Company recorded the assets at their cost of $38.9 million less $5.9 million of accrued restructuring impairment related to those assets that was recorded in fiscal 2002. In connection with the termination of the original leases, $31.1 million of restricted cash was returned to the Company, and subsequently used for payment of the equipment. The Company entered into a $7.8 million two -year capital lease to pay for the remaining amounts owed under the purchase, which is included in capital lease liabilities. Additionally, the Company financed the purchase of $3.3 million of test equipment which is also included in capital lease liabilities. Both leases include a bargain purchase option, and title transfers at the end of the lease term.

Note 6. Goodwill and Other Intangible Assets

The following table presents detail of the Company’s goodwill (in thousands):

Balance as of September 30, 2004	$218,880
Release of Cicada escrow	5,787
Purchase price adjustment related to Cicada goodwill	(1,250)

Balance as of June 30, 2005	$223,417

The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance
June 30, 2005
Customer relationships	$3,513	$(2,443)	$1,070
Technology	37,544	(21,087)	16,457
Covenants not to compete	4,000	(4,000)	—

Total	$45,057	$(27,530)	$17,527

September 30, 2004
Customer relationships	$3,513	$(1,879)	$1,634
Technology	37,165	(14,587)	22,578
Covenants not to compete	4,000	(4,000)	—

Total	$44,678	$(20,466)	$24,212

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year	Amount
Remainder of fiscal 2005	$2,302
2006	7,912
2007	5,849
2008	1,428
Thereafter	36

Total	$17,527

The Company is required to perform annual goodwill impairment tests as of July 31, and between annual tests in certain circumstances. There was no impairment of goodwill during the nine months ended June 30, 2005. Future goodwill impairment tests may result in charges to earnings.

Note 7. Inventories, net

Inventories consist of the following (in thousands):

	June 30, 2005	Sept. 30, 2004
Raw materials	$3,037	$9,049
Work in process and finished goods	37,727	32,113

	$40,764	$41,162

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

In the quarter ended December 31, 2004, the Company recorded a net loss on the final termination of the swap agreement in conjunction with buying back the related 2005 Debentures totaling $0.6 million. Therefore, as of June 30, 2005, the Company did not have any interest rate swaps in place.

Note 9. Significant Customers, Concentration of Credit Risk and Segment Information

The Company generally sells its products to customers engaged in the design and/or manufacture of high technology products either recently introduced or not yet introduced to the marketplace. Substantially all the Company’s trade accounts receivable are due from such sources. In the third quarter of fiscal 2005, two customers, EMC Corporation and Cisco, accounted for greater than 10% of total revenues. In the quarter ended June 30, 2004, no customer accounted for greater than 10% of total revenues.

The Company has one reportable operating segment as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Substantially all long-lived assets are located in the United States.

The Company principally targets four markets within the communications and storage industries: storage, enterprise, metro and long-haul.

Within the storage industry the Company specifically addresses enterprise-class mass storage systems, switches, servers and host bus adaptors, which are primarily based on the Fibre Channel and SAS protocols. Products in this area include physical layer devices such as serializers/deserializers (“SerDes”), port bypass circuits, expanders, enclosure management controllers and fabric switches.

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

Revenues from storage products were $16.0 million and $25.7 million in the third quarters of fiscal 2005 and 2004, respectively. Revenues from enterprise products were $15.0 million and $12.6 million in the third quarters of fiscal 2005 and 2004, respectively. Revenues from products targeting the metro market were $14.0 million in the third quarter of fiscal 2005 and $13.1 million in the third quarter of fiscal 2004. Revenues from the Company’s legacy products including those targeting the long-haul communications market and ASICs for the ATE and military markets, were $6.0 million in the third quarter of fiscal 2005 and $9.0 million in the third quarter of fiscal 2004.

Revenues within the United States accounted for 39% and 61% of total revenues in the third quarters of fiscal 2005 and 2004, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), in particular, in “Results of Operations—Revenues”, “—Cost of Revenues”, “—Interest Income,” “—Interest Expense”, “—Other Income”, “—Liquidity and Capital Resources”, and “—Impact of Recent Accounting Pronouncements”, and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Operating Results.”

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

Over the past few years, the proliferation of the Internet and the rapid growth in volume of data being sent over local and wide area networks has placed a tremendous strain on the communications infrastructure. The resulting demand for increased bandwidth has created a need for both faster as well as more expansive networks. Further, communication service providers have sought to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner. There has also been a growing trend by systems companies towards the outsourcing of IC design and manufacture to suppliers such as Vitesse. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has been growing significantly. Towards the end of 2000, the communications industry experienced a severe downturn due to the overbuilding of the communications infrastructure and excess inventories, among other reasons. While market conditions improved modestly between the end of fiscal 2002 and the third quarter of fiscal 2004, our revenues declined in the fourth quarter of 2004 and the first half of fiscal 2005 relative to comparable periods in the prior fiscal year due to the presence of excess inventories and reduced spending in our end markets. In spite of these volatile business conditions, we believe that the long-term prospects for the markets that we participate in remain strong.

Significant Events

January 2005 Restructuring Program

In January 2005, in response to changing market conditions, our Board of Directors approved a plan to restructure Vitesse, which we refer to as the January 2005 Program. This restructuring plan included the cessation of certain development activities, the termination of employees, and the closure of two design centers that were focused primarily on areas that we have elected not to pursue. As a result of implementing this restructuring plan, we incurred charges of $0.1 million and $10.2 million in the quarters ended June 30, 2005 and March 31, 2005, respectively. The January 2005 Program was comprised of the following components:

Workforce reduction – We terminated 97 employees, which included 87 from research and development operations, 5 from manufacturing operations, 3 from sales and marketing and 2 from general and administration functions. These employees were notified of their termination during January and March 2005. The total charge for workforce reduction was $1.0 million, with payments expected to be complete by September 2005.

Excess facilities – As part of the January 2005 Program, we closed our Richardson, Texas design center as of February 28, 2005 and our New Jersey design center as of March 31, 2005. The charge of $0.7 million consisted of $0.5 million for 100% of the estimated future obligations for those sites and $0.2 million for an adjustment to sublease income estimates related to our fiscal 2003 restructuring program.

Impairment of Assets – The impairment of assets charge of $8.8 million includes the write-down of certain excess fixed assets, including computer equipment and test equipment. The charge consisted of $2.6 million and $0.2 million to write off all of the excess fixed assets from the New Jersey design center and Richardson design center, respectively, $4.7 million of tooling for cancelled programs, and $1.3 million of excess test equipment that was previously used to support engineering operations.

We have substantially completed the activities contemplated by the January 2005 Program. The remaining severance payments are expected to be complete by September 2005. We have not disposed of the surplus leased facilities, but instead expect to continue to pay the remaining lease liabilities until the terms are reached. The impaired assets are decommissioned and expected to remain idle for an indefinite period of time.

A combined summary of our restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Termination Costs	Impairment of Assets	Total
Balance at September 30, 2004	$125	$2,802	$10,626	$—	$13,553
Charged to expense	1,015	686	—	8,774	10,475
Non cash amounts	—	—	(7,378)	(8,774)	(16,152)
Cash payments	(1,063)	(1,720)	(1,967)	—	(4,750)

Balance at June 30, 2005	$77	$1,768	$1,281	$—	$3,126

Contract termination costs represent charges recorded in fiscal 2002 for purchase commitments related to unused licenses of non-cancelable software contracts and the residual value guaranteed under certain equipment operating leases. No additional charges were recorded in the period ended June 30, 2005.

Results of Operations

Revenues

Revenues in the third quarter of fiscal 2005 were $51.0 million, a decrease of 15.6% from the $60.4 million recorded in the third quarter of fiscal 2004, and an increase of 8.1% from the $47.2 million recorded in the prior quarter. For the nine months ended June 30, 2005, revenues were $142.6 million, a decrease of 14.5% from the $166.8 million recorded in the nine months ended June 30, 2004. The decrease in revenues in the third quarter of fiscal 2005 and for the nine month period ended June 30, 2005, in relation to the comparable periods a year ago was due to an overall decline in demand from our customers, particularly in the storage area, which began in the fourth quarter of fiscal 2004 and continued through the first quarter of 2005. The overall decline in customer demand was caused by the presence of excess inventories at our customers, who purchased significant quantities of semiconductor components in anticipation of continued future growth in their end markets. As these customer inventories started being consumed in the first quarter of fiscal 2005, our revenues in the second and third quarters began to grow relative to the prior quarter.

Revenues from storage products were $16.0 million in the third quarter of fiscal 2005, compared to $25.7 million in the third quarter of fiscal 2004. The decrease in revenues was due to ongoing lower levels of demand from several customers since the fourth quarter of fiscal 2004 as a result of weaker enterprise spending and excess inventories at our customers. Revenues increased in the third quarter of fiscal 2005 compared to the prior quarter as a result of a depletion in customer inventories.

Revenues from enterprise products grew from $12.6 million in the third quarter of fiscal 2004 to $15.0 million in the third quarter of fiscal 2005. The increase is primarily due to our increased emphasis on products targeting the Ethernet market. In the second quarter of fiscal 2004, we acquired Cicada Semiconductor Corporation, or Cicada, whose products are principally targeted at customers in the enterprise LAN space. During fiscal 2004 and through the third quarter of fiscal 2005 we brought a number of new products to market which resulted in increased enterprise revenues.

Revenues from products targeting the metro market were $14.0 million in the third quarter of fiscal 2005 compared to $13.1 million in the third quarter of fiscal 2004. The increase in demand for our products that target the metro market stems from increasing bandwidth requirements and the need by communications providers to provide end customers with a range of new services, including Voice Over IP, bandwidth-on-demand and remote storage, among others. This in turn has resulted in an increased demand for equipment that enables these services, including ICs that are used in these systems

Revenues from our legacy products, which include long-haul telecommunications products and ASICs for Automatic Test Equipment (ATE) and military markets were $6.0 million in the third quarter of fiscal 2005, compared to $9.0 million in the third quarter of fiscal 2004. The decrease was primarily due to larger last time buy orders we received from customers in the third quarter of fiscal 2004. We do not anticipate revenues from these products will grow significantly during fiscal 2005, as we do not believe that capital spending for long-haul communications equipment will increase for at least several years.

It is customary for product prices in the semiconductor industry to decline over time. Most of these price decreases are negotiated in advance and are usually based on increased volumes or the passage of time. In the third quarters of fiscal 2005 and 2004, respectively we did not experience abnormal price decreases for the majority of our products.

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

Cost of Revenues

Our cost of revenues was $22.4 million in the third quarter of fiscal 2005 compared to $20.9 million in the third quarter of fiscal 2004. As a percentage of total revenues, cost of revenues was 44.0% in the third quarter of fiscal 2005 and 34.5% in the third quarter of fiscal 2004. For the nine months ended June 30, 2005, cost of revenues was $63.7 million, or 44.7% as a percentage of total revenues, compared to $58.3 million, or 34.9% as a percentage of total revenues for the nine months ended June 30, 2004. The increase in cost of revenues as a percentage of total revenues in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, and for the nine months ended June 30, 2005 compared to the same period last year was a result of decreased revenues, while manufacturing overhead costs remained relatively fixed in these periods. In the future, cost of revenues as a percentage of revenues may fluctuate as a result of changes in demand for our products, the relative mix of products that we sell and other factors.

Engineering, Research and Development

Engineering, research and development expenses were $24.8 million in the third quarter of fiscal 2005 compared to $28.1 million in the third quarter of fiscal 2004. For the nine months ended June 30, 2005, engineering, research and development expenses were $76.7 million compared to $83.4 million in the nine months ended June 30, 2004. As a percentage of total revenues, engineering, research and development expenses were 48.6% in the third quarter of fiscal 2005 and 46.6% in the third quarter of fiscal 2004. For the nine months ended June 30, 2005, engineering, research and development expenses as a percentage of total revenues increased to 53.8% from 50% in the comparable period a year ago. The decrease in absolute dollars from the same period last year was primarily the result of decreased amortization of deferred and other acquisition-related compensation expense of $5.0 million as well as our continued efforts to reduce costs. These decreases were partially offset by the increase in costs related to the inclusion of a full quarter of expenses resulting from the Adaptec acquisition earlier in fiscal 2005 of $1.4 million and an increase in expensed design software of $2.0 million. The increases on a percentage basis are a result of the fact that our engineering, research and development costs remained relatively fixed, while our revenues declined. Our engineering, research and development costs are expensed as incurred

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) were $12.7 million in the third quarter of 2005, compared to $11.6 million in the third quarter of 2004. For the nine months ended June 30, 2005, SG&A expenses were $36.8 million compared to $35.0 million in the comparable period a year ago. As a percentage of total revenues, SG&A expenses were 25.0% in third quarter of fiscal 2005, compared to 19.1% in the third quarter of fiscal 2004. For the nine months ended June 30, 2005, SG&A expenses as a percentage of total revenues increased to 25.8% from 21.0% in the comparable period a year ago. The increase in absolute dollars from the three and nine months ended June 30, 2004 was primarily due to increased expense for salaries, legal costs and accounting fees related to Sarbanes-Oxley compliance. The increase on a percentage basis is a result of the fact that our general and administrative costs increased, while our revenues declined.

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

Amortization of Intangible Assets

Amortization of other intangible assets was $2.3 million in the third quarter of fiscal 2005, compared to $3.0 million in the third quarter of fiscal 2004. For the nine months ended June 30, 2005, amortization of other intangible assets was $7.0 million compared to $6.5 million in the comparable period a year ago. The decrease in amortization expense from the three months ended June 30, 2004 was the result of catch up entry recorded during the quarter ended June 30, 2004 where we recorded two quarters’ worth of amortization expense for intangible assets related to our acquisition of Cicada after we completed the purchase price allocation. The increase in amortization expense from the nine months ended June 30, 2004, was primarily due to inclusion of nine months of amortization expense related to the Cicada acquisition for the nine months ended June 30, 2005, compared to only five months amortization in 2004, as Cicada was not acquired until February 3, 2004.

Interest Income

Interest income was $0.2 million in the third quarter of fiscal 2005 compared to $0.5 million in the third quarter of fiscal 2004. For the nine months ended June 30, 2005, interest income was $1.1 million compared to $1.8 million in the comparable period a year ago. The decrease in interest income from the third quarter of fiscal 2004 and from the comparable period a year ago was the result of lower cash balances and short-term and long-term investments held throughout the period. The decrease in cash and investment balances was primarily the result of the repurchase and redemption of our 2005 Debentures during the third quarter of fiscal 2004 and the first quarter of fiscal 2005, as well as a fixed operating cash outflow in a period of reduced revenues.

Interest Expense

Interest expense was $0.7 million in the third quarter of fiscal 2005 compared to $2.2 million in the third quarter of fiscal 2004. For the nine months ended June 30, 2005, interest expense was $2.8 million compared to $6.4 million in the comparable period a year ago. The decrease in interest expense of $1.5 million from the third quarter of fiscal 2004 and $3.6 million from the comparable period a year ago, was primarily the result of the repurchase and redemption of $133.1 million of our 2005 Debentures, partially offset by the interest accrued on the $96.7 million principal amount outstanding of our 2024 Debentures.

Other Income (expense)

Other Income (expense) was ($0.1) million in the third quarter of fiscal 2005 and $4.2 million in the third quarter of fiscal 2004. For the nine months ended June 30, 2005, other income (expense) was ($3.1) million compared to $6.1 million in the comparable period a year ago. For the nine month period ending June 30, 2005, other expense primarily consisted of a $1.1 million impairment charge on certain fixed assets that were deemed to be impaired during the review of fixed assets purchased as part of the lease buyout, and a $2.3 million write down of long-term equity investments to estimated net realizable value, offset by investment income related to long-term equity investment that had previously been written off. For the quarter and nine month period ended June 30, 2004, other income consisted of amortization of deferred gains related to the termination of our interest rate swap agreements in fiscal 2003 and 2002. For additional information regarding our interest rate swap agreements, see Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements, “Derivative Instruments and Hedging Activities”.

Income Tax Expense

For the third quarters of fiscal 2005 and fiscal 2004, our total effective income tax rate was 0.3% and (4.3%), respectively.

Liquidity and Capital Resources

At June 30, 2005, we had $34.1 million in cash, cash equivalents and short-term investments, which we refer to as cash and investments. Cash and investments decreased by $149.0 million from $183.1 million as of September 30, 2004. This decrease was primarily due to the $133.8 million used to repurchase and redeem the Convertible subordinated debt due in 2005, $17.1 million used in capital expenditures, $1.5 million of cash paid for assets acquired from Adaptec and $10.2 million used by operating activities. The decrease in our cash and investments was offset by $6.5 million in proceeds from the October 2004 issuance of additional principal amount of our 2024 Debentures, net of debt issue costs paid, $3.3 million in proceeds from equipment financings, and $5.4 million in proceeds from stock issued pursuant to our employee stock purchase plan and stock option plan.

During the quarter ended June 30, 2005, we generated $4.3 million of cash from operating activities, primarily as a result of $56.6 million in receipts from customers, which were offset by $52.3 million in payments to vendors. Cash receipts from customers increased by $9.4 million from the $47.2 million in the prior quarter due to increased revenues and the timing of payments made by customers. Payments to employees and vendors decreased by $4.3 million from the $56.6 million in the prior quarter, primarily due to the timing of payments as well as to our continued efforts to reduce expenses.

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

During the nine months ended June 30, 2005 we used $159.9 million in proceeds from the sale of investments to partially fund the $132.2 million repurchase and redemption of the remaining outstanding principal amount of our 2005 Debentures. We invested approximately $17.1 million in capital equipment consisting of $4.3 million in the buyout of a lease for certain test equipment and $12.8 million in the purchase of other equipment and tooling.

We believe that our available cash, including our cash and investments, and our revolving line of credit facility of $25 million, will be adequate to finance our planned growth and operating needs for the next 12 months. However, we may not be able to generate cash or draw against our credit facility as expected, and our ability to do so may be adversely affected by the risks discussed in “Factors That May Affect Future Operating Results.” If we are unable to generate sufficient cash flow to finance our planned growth and repayment of our 2024 Debentures, we may need to raise additional funds. Depending on market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance our 2024 Debentures. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all.

Long Term Debt and Capital Leases

Obligations under our long term debt and capital leases as of June 30, 2005 are as follows (in thousands):

	Total	Remaining 2005	2006	2007	2008	2009	After 2009
Long Term Debt & Capital Leases	$106,423	$1,407	$5,546	$2,770	$—	$—	$96,700

Off-Balance Sheet Arrangements

Our acquisition agreements with Cicada and APT Technologies, Inc. obligate us to pay certain contingent cash consideration based on the continued employment of certain individuals and on the achievement of certain revenue milestones over the next three years. Compensation for continued employment is being ratably accrued over the related period, and compensation for certain revenue milestones will be expensed when such milestones are achieved. As of June 30, 2005, total cash contingent compensation that could be paid under these acquisition agreements assuming all contingencies are met is $2.1 million.

We lease facilities and certain machinery and equipment under noncancellable operating leases that expire through 2009. Approximate minimum rental commitments under all noncancellable operating leases as of June 30, 2005 are as follows (in thousands):

	Total	Remaining 2005	2006	2007	2008	2009	After 2009
Operating Lease Obligations:
Minimum Rental Payments	$9,060	$2,912	$2,384	$1,725	$1,579	$460	$—

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

At June 30, 2005, our allowance for doubtful accounts and sales returns was $2.0 million or 5.7% of gross receivables, compared to $1.6 million or 4.3% of gross receivables as of September 30, 2004.

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

At June 30, 2005, our inventory valuation reserve was $5.1 million or 11.1% of gross inventories, compared to $6.1 million or 13.0% of gross inventories as of September 30, 2004.

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

On January 26, 2004, our shareholders approved an amendment to the employee stock purchase plan to increase the number of shares reserved for issuance under the plan from 13.0 million shares to 21.5 million shares of common stock. Without the approved amendment, the Company did not have had sufficient shares available to fulfill the six month purchase intervals. The portion of the shares approved which were used to fulfill six month purchase intervals through January 31, 2005 were considered compensatory and were recorded under the variable method of accounting in accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, as the stock price on January 26, 2004 did not meet the market discount criterion under APB Opinion No. 25. Accordingly during the quarters ended June 30, 2005 and 2004, the Company recorded stock-based employee compensation expense of $(0.0) million and $2.0 million, respectively. As of June 30, 2005, no additional shares were outstanding that are considered compensatory.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. As of June 30, 2005 all tax benefits are subject to a 100% valuation allowance.

Impact of Recent Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. We will be required to adopt this statement in the first quarter of fiscal 2006. We are currently evaluating the impact that the adoption of SFAS 123R will have on our consolidated results of operations, consolidated financial position, and consolidated cash flows, and expect that it will adversely affect our results of operations.

In November 2004, FASB issued SFAS No.151, “Inventory Costs, an amendment of ARB 43, Chapter 4,”(“SFAS 151”) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS 151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on “normal capacity.” The provisions of this Statement are effective for inventory costs incurred during our first quarter of fiscal 2006. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements.

Factors That May Affect Future Operating Results

We Have Experienced Continuing Losses from Operations Since March 31, 2001, and We Anticipate Future Losses from Operations

We have experienced continuing losses from operations since our revenues peaked in the quarter ended December 31, 2000. Although our revenues have fluctuated since that time, in recent periods they have not been sufficient to cover our operating expenses, and we anticipate future losses from operations as a result. Moreover, since fiscal 2001 our operating results have been materially and adversely affected by inventory write-downs, restructuring charges and impairment charges. We may be required to take additional similar charges in the future, which could have a material and adverse effect on our operating results. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. Due to a slowdown in orders from our storage customers, we have recorded declining total revenues in two of our four most recent quarters relative to the prior quarter. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

For example, high levels of inventory at our customers contributed to a significant decline in sales of our products in fiscal 2001, 2002, 2004 and in the first quarter of fiscal 2005. In addition, in fiscal 2003 we decided to discontinue our line of optical module products and sell certain assets of that business, as a result of which our fiscal 2003 statements of operations and cash flows reflect losses from discontinued operations associated with that business.

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

For example, in fiscal 2002 we recorded impairment charges of $398.9 million associated with goodwill and other intangible assets related to past acquisitions. As of June 30, 2005, and after accounting for these impairment charges, we had an aggregate of $240.9 million of goodwill and other intangible assets on our balance sheet. These assets may be written down in the future to the extent they are deemed to be impaired and any such write-downs would adversely affect our results of operations.

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

Our International Sales and Operations Subject Us to Risks That Could Adversely Affect Our Revenue and Operating Results

Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 62% and 39% of our total revenue in the third fiscal quarters of 2005 and 2004, respectively. International sales involve a variety of risks and uncertainties, including risks related to:

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

A Recently Announced Change in the Accounting Treatment of Stock Options Will Adversely Affect Our Results of Operations.

In December 2004, the Financial Accounting Standards Board issued revised SFAS No. 123, Share-Based Payment, or SFAS 123R, which requires companies to expense employee stock options for financial reporting purposes. As a result, beginning in October 2005, we will be required to value our employee stock option grants pursuant to an option valuation model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and FAS 128, each of which has been superseded by FAS 123R. Following the implementation of SFAS 123R, our stock-based compensation expense will be charged directly against our reported earnings. We are currently evaluating the impact that the adoption of SFAS 123R will have on our consolidated results of operations, consolidated financial position, and consolidated cash flows, and the change in accounting treatment, and we expect that the change in accounting treatment will materially and adversely affect our results of operations.

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

Cash Equivalents, Short-term and Long-term Investments

Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Our investments are made in accordance with an investment policy approved by the Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are recorded at amortized cost, while available-for-sale investments are recorded at fair value. We did not have any held-to-maturity investments at June 30, 2005.

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

Based on a sensitivity analysis performed on the financial instruments held as of June 30, 2005, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Debt

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates. We address this risk through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into financial instruments for trading or speculative purposes. The fair value of our debt is sensitive to fluctuations in the general level of the U.S. interest rates. We have from time to time managed our interest expense by entering into interest rate swap agreements under which we exchange an obligation to make fixed debt payments for an obligation to make floating rate payments that we anticipate will be lower. The gains and losses realized from interest rate swaps are recorded in “Interest expense” in the accompanying unaudited condensed consolidated statements of operations.

In October 2004, in connection with the redemption of our 2005 Debentures, we terminated our only remaining interest rate swap agreement with a notional value of $119.7 million for $0.6 million. Therefore, as of June 30, 2005, we did not have any interest rate swap agreements in place.

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

Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

August 9, 2005