Form 10-K
period 2005-09-30
VITESSE SEMICONDUCTOR CORP
filed 2005-12-14
CIK 880446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 001-31614

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

Common stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☒    No  ☐

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 30, 2005 as reported on the Nasdaq National Market, was approximately $409,264,935. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2005, the registrant had outstanding 218,644,332 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s Annual Meeting of Stockholders to be held on January 24, 2006 (incorporated into Part III hereof).

VITESSE SEMICONDUCTOR CORPORATION

2005 ANNUAL REPORT ON FORM 10-K

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

We are a leading supplier of high-performance integrated circuits (“ICs”) principally targeted at systems manufacturers in the communications and storage industries. Within the communications industry, our products address the enterprise, metro and core segments of the communications network, where they enable data to be transmitted at high speeds and to be processed and switched under a variety of protocols. In the storage industry, our products enable storage devices to be networked efficiently and in a cost-effective manner. Our customers include leading communications and storage original equipment manufacturers (“OEMs”) such as Alcatel, Cisco, EMC, Fujitsu, Hewlett Packard, Hitachi, Huawei, IBM, LSI Logic, Lucent, Nortel, Siemens, and ZTE.

Over the past few years, the proliferation of the Internet and the rapid growth in volume of data being sent over local and wide area networks has placed a tremendous strain on the communications infrastructure. The resulting demand for increased bandwidth has created a need for both faster as well as more expansive networks. Further, communication service providers have sought to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner. There has also been a growing trend by systems companies toward the outsourcing of IC design and manufacture to suppliers such as Vitesse. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has grown significantly. Beginning in late 2000, the communications industry experienced a severe downturn due to the overbuilding of the communications infrastructure and excess inventories, among other reasons. While market conditions improved modestly between the end of fiscal 2002 and the third quarter of fiscal 2004, our revenues since then have been volatile due to the presence of excess inventories and reduced spending in some of our end markets. In spite of these difficult business conditions, we believe that the long-term prospects for the markets that we participate in remain strong.

Background

Communications Market

Over the past decade there has been a dramatic growth in traffic on both public communications networks, such as those used by long-distance and local exchange carriers, and specialized networks, such as those used by Internet service providers. This has been driven by rapid growth of data-intensive applications such as Internet access, e-commerce, e-mail, Voice-over-IP (“VoIP”), video conferencing and the movement of large blocks of stored data across networks. Faced with this demand for bandwidth, communications service providers have found it necessary to upgrade their infrastructure to provide high-speed data services to customers, in addition to providing standard telephone services. This growth in the networking infrastructure as well as the proliferation of various types of applications and traffic in the network have resulted in several different communications standards and protocols being used to deliver and process data. This in turn has required service providers and enterprises to install equipment that is capable of handling and transporting the various types of traffic.

The primary standards for high-speed transmission of communication over optical fiber are SONET (Synchronous Optical Network) in the United States and parts of Asia and the equivalent SDH (Synchronous Digital Hierarchy) in the rest of the world. By standardizing interoperability among different vendors’ equipment, the SONET/SDH standards facilitate high levels of data integrity, improved network reliability and reduced maintenance and other operations costs. More recently, service providers are trying to address the demand for additional bandwidth by employing next-generation SONET systems that make more efficient use of the existing infrastructure. Various protocols are being utilized today on top of the SONET optical base to ensure that routing and switching of information occurs accurately. In particular, we are seeing the emergence of Ethernet, the primary protocol used in Local Area Networks (“LANs”), being transported directly on SONET (Ethernet over SONET or “EoS”) in metro networks. We believe that EoS will increasingly become the predominant protocol in next-generation SONET equipment.

The growth in the overall volume of data traffic has resulted in the need to handle increasing data transfer rates within enterprises as well. As an example, whereas five years ago, data rates of 10 Gb/s were limited to long haul transport networks, today these data rates are being used in various applications within enterprises, such as in high-speed connections between servers and in switching video signals. Further, as a result of growing bandwidth needs at the residential level, service providers have started to deploy optical fiber to the home (“FTTH”), which in turn has inspired the need for opto-electronic components of the type that we provide. These trends have significantly increased our future addressable market.

Most present-day LANs use the Ethernet transmission protocol, which operates at speeds of 10 Mb/s, 100 Mb/s (Fast Ethernet), 1 Gb/s (Gigabit Ethernet) or 10 Gb/s. Most desktop connections today support either 10 Mb/s or 100 Mb/s data rates, though Gigabit Ethernet is beginning to appear on the desktop. In order to support the migration of desktops to these higher data rates, LAN backbones and servers are increasingly employing the Gigabit Ethernet and 10 Gigabit Ethernet standards. We therefore expect to see a proliferation of higher performance switches in the LANs that will not only address higher bandwidth demands, but will also be capable of providing routing functionality handling different types of traffic. Industry observers also expect the transition to Gigabit Ethernet to continue to accelerate in 2006 and 2007, which we believe would result in a significant increase in demand for related components in that time frame.

Storage Market

The proliferation of the Internet and the resulting need to manage, move and store increasing amounts of mission-critical data has led to increasing demand for storage systems and has also resulted in changes in the way companies are connecting these systems. Storage devices can be connected to servers in a topology termed Direct Attached Storage. Alternatively, individual storage devices can be connected to a network and thereby be made available to various servers on the network in a topology called Network Attached Storage (“NAS”). Additionally, multiple servers on a network can be connected to a centralized pool of disk storage using a Storage Area Network (“SAN”) architecture. These alternative topologies have resulted in the emergence of new and faster protocols to meet the needs of the storage system manufacturers and their end customers.

For example, while earlier storage networks used a standard interface protocol known as Small Computer Systems Interface, or SCSI, newer SANs, which require networking at high speeds over long distances, have used Fibre Channel, a practical, and expandable standard that enables high-speed data transfer among workstations, mainframes, data storage devices and other peripherals. We have been a leading provider of Fibre Channel-based ICs since the inception of this standard over ten years ago.

Two other protocols emerging in the storage market are Serial Attached SCSI or SAS, and Serial ATA or SATA. These are the serial evolution of the SCSI and ATA interfaces, respectively, that are used in most computers and disk drives today. Both SAS and SATA are expected to expand the market for lower-cost storage networks that do not require the performance or robustness that Fibre Channel offers. Further, SAS is expected to replace SCSI as the primary protocol in connecting servers to storage devices as it significantly increases the data transfer rate between these devices. We believe that the market for SAS-based components will be several times larger than that for Fibre Channel components, and we have, accordingly augmented our development efforts in the SAS area.

Beginning at the end of 2000, the communications industry went through a severe downturn as it became apparent that the communications infrastructure, in response to perceived expectations of exponential growth in network traffic, had been overbuilt. As a result of this widespread market downturn, we experienced a significant decline in sales of our products, which was further exacerbated by our customers’ high inventory levels. In response to the decreased demand for our products and the continuing disruption in our industry, we implemented a series of restructuring plans between fiscal 2001 and 2005, and more recently in 2006. These restructuring plans, which included the sale of our optical module business, the closure of our Colorado Springs wafer fabrication facility (“fab”) and other facilities, the termination of employees, cancellation of certain development projects and the write-down of certain assets, have significantly lowered our operating costs going forward. For a detailed description of these restructuring plans see “Restructuring Costs” in the Management’s Discussion and Analysis section and Note 5 to the Consolidated Financial Statements of this report.

Even though business conditions started to improve in fiscal 2003 as the economy recovered from a recession and spending on communications and storage equipment began to increase, demand in some of our end markets has been volatile and our revenues have fluctuated accordingly. Despite these adverse conditions that we have experienced over the past five years, we believe that the long-term prospects for Vitesse remain strong for several reasons.

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

Second, even as carriers and service providers are faced with capital spending constraints, in order to remain competitive they will need to upgrade their existing networks not only to offer additional services that their customers are demanding, but to do so more efficiently and at a lower cost. We believe this trend will spur demand for systems that augment rather than replace existing equipment in the infrastructure, particularly in the metro/access environment.

Third, OEMs are focusing their efforts on providing superior software and services as a means of differentiating themselves from their competition. This, in conjunction with rising costs of maintaining component design teams and developing custom integrated circuits, has led OEMs to outsource their IC development efforts to companies such as Vitesse. As a result of this outsourcing trend, even though capital expenditures for communications equipment have declined significantly since 2000 and are expected to increase only modestly in the near term, we believe that the available market for our products will increase at a faster rate.

Fourth, over the past five years, through a combination of acquisitions and internal development efforts, we have expanded our product line beyond our traditional products that served the market for long-haul optical transport. Specifically, we have enhanced our product offerings targeted at the LAN through the introduction of several Gigabit Ethernet products. We are also targeting markets that are expected to grow faster than overall capital expenditures will, such as Passive Optical Networks that enable the deployment of fiber to the home.

Finally, within the storage area we have successfully shifted our emphasis to markets that are expected to be significantly larger and to grow faster than those we serve today, such as the market for SAS-based devices.

Strategy

Our objective is to be the leading supplier of high-performance ICs for the global communications and storage markets. In order to attain this goal, our corporate strategy encompasses the following elements:

Target Growing Markets

We target emerging high-growth areas in the communications infrastructure such as products delivering services based on different protocols such as SONET/SDH, Fibre Channel, SAS, SATA and Gigabit Ethernet, which typically require ICs that are capable of high-bandwidth data transmission. We strive to provide solutions that adhere to the major networking protocols and perform common networking functions required by the most widely deployed communications equipment.

Leverage Technology into New Applications

We have had many years of experience designing and developing products for the high-performance communications market. Over this time frame we have acquired considerable analog, digital and mixed-signal design experience and have also developed a significant amount of core circuitry. Our strategy is to take these core skills and standard building blocks and leverage them into products that address new applications in new markets.

Take Advantage of Technological Break Points to Address New Applications

The markets for semiconductor devices periodically experience technological shifts caused by, among other things, increased speeds or changing protocols. For example, in the LAN market the Fast Ethernet standard is migrating to Gigabit Ethernet. In the wide area and metro markets, we believe Ethernet over SONET will emerge as the predominant protocol. Similarly, in the market for mid-range storage applications, the parallel SCSI protocol will be replaced by SAS over the next three years. Our strategy is to introduce innovative products in these markets earlier than our competitors and thereby gain significant market share.

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

Physical Media Devices

The physical media device (“PMD”) serves as the actual physical connection to the fiber optic cable and is responsible for converting the incoming optical signal into an electric signal. Similarly, for data flowing in the opposite direction, the PMD converts electric signals into optical signals. Some of the PMDs that we offer are laser drivers, transimpedance amplifiers and post amplifiers operating at speeds ranging from 1.25 Gb/s to 40 Gb/s. These products are currently being used in a variety of applications from long haul and metro transport to Gigabit Ethernet optical modules. In the future, we expect to see increasing use of these products in Passive Optical Networks that enable FTTH.

Physical Layer Devices

The physical layer (“PHY”) devices perform various functions, such as converting high-speed analog signals from the PMD to digital signals, clock and data regeneration (“CDR”) and multiplexing/demultiplexing (“MUX/DMUX”). The CDR cleans and re-times the signal to synchronize it with the overall system clock, while the MUX/DMUX converts low-speed parallel data into higher speed serial data and vice versa. We offer a broad line of PHY products for the SONET, Fibre Channel and Gigabit Ethernet markets at the 622 Mb/s, 1.0 Gb/s, 1.25 Gb/s, 2.5 Gb/s and 10 Gb/s data rates.

Framing, Mapping and Other Overhead Processing Functions

Framers are devices that take incoming data traffic from the PHY and process the framing information used for transporting data. Mappers convert data from one protocol to another. Some of the other critical functions in a communications system include forward error correction, performance monitoring and pointer processing. We offer a complete line of these products that operate at speeds up to 10 Gb/s, principally for next-generation SONET systems targeted at the metro market. Some of these products have a feature called virtual concatenation, which enables a system to more effectively and efficiently transmit LAN-based protocols such as Ethernet, Fibre Channel and digital video over the existing, well-established public network infrastructure.

Network Processors and Traffic Managers

A network processor is a software-programmable microprocessor that is optimized for networking and communications functions such as classification, filtering, policing, grooming, forwarding and routing. Traffic management ICs reside on a line card between the network processor and the switch fabric and perform the policing, queuing and buffering functions. We offer a family of network processors that is designed to deliver programmable high-performance deep-packet processing solutions at speeds up to 2.5 Gb/s. We also offer a traffic manager targeted at packet processing solutions within multi-service switches, digital cross connects and high-speed routers.

Switches

A switch is responsible for receiving data from a line card and routing it to its proper destination. As in the case of the network processor, this is a function that today is primarily served by internally developed and manufactured application-specific IC solutions. However, OEMs have increasingly begun to outsource this device to semiconductor suppliers such as ourselves. We supply a family of time slot interchange (“TSI”) and crosspoint switches for use in SONET equipment. With the recent introduction by OEMs of next-generation SONET equipment, the demand for TSI switches has increased considerably. We have various TSI switches in our product portfolio that provide aggregate bandwidth up to 340 Gb/s. The crosspoint switches are available in a broad range of sizes from 2x2 to 144x144 matrices, with serial interface rates of up to 6.5 Gb/s. We also offer a packet based switch solution called GigaStream, which allows systems designers to scale system bandwidth up to 80 Gb/s. This chip set is ideally suited for access, edge and metro area routers and multiservice switches at data rates up to 2.5 Gb/s.

Enterprise LAN products

Our enterprise product line includes transceivers, switches and Media Access Controllers (“MACs”) that address Gigabit Ethernet applications in the LAN. Our Gigabit Ethernet transceivers are available as single, quad and octal port configurations and enable data to be delivered at Gigabit speeds over standard Category 5 cabling. We currently offer a family of triple speed (10/100/1000 Mb/s) Layer 2 and Layer 3 switches available in port counts ranging from 5 to 48. These switches are targeted at desktop, workgroup and LAN infrastructure boxes and enable these systems to migrate to Gigabit Ethernet speeds in a cost-effective manner. In 2005, we started shipping 5-port and 8-port integrated ICs that combine the transceiver and switch functions and that have the lowest power consumption of any such device in the market today.

Our MAC products are designed for use in modular Ethernet switch platforms in the LAN as well as in emerging Ethernet-over-SONET systems in the metro/access market when used in conjunction with our SONET mappers.

Storage and Serial Backplane Products

We supply a number of different products for the enterprise storage market. Our products target various systems such as host bus adaptors, switches, servers, hubs, disk arrays and RAID (Redundant Array of Inexpensive Disks) subsystems using Fibre Channel, SAS and Serial ATA protocols. Our offerings consist of physical layer devices such as serialisers and deserialisers (“SerDes”), transceivers, retimers and port bypass circuits, as well as more integrated products such as switches, expanders, enclosure management devices and RAID controllers.

Our family of SerDes and transceiver products offers a wide range of performance and cost-effective solutions that are ideal for high-bandwidth interconnections between buses, backplanes, or other subsystems using standards such as Fibre Channel, Gigabit Ethernet and InfiniBand, a new high-performance data transfer specification. These products are available in single and quad channel configurations and provide data transfer rates from 1 Gb/s to 10 Gb/s.

Our port bypass circuit products are typically used in disk arrays and hubs, where high-speed serial signals need to be routinely steered around drives on a Fibre Channel loop in order to provide redundancy. Our products enable designers of disk arrays and RAID systems to integrate more ports and disk drives while maintaining consistently high signal quality using fewer components.

Enclosure management controllers are designed to monitor various physical characteristics of a storage system such as fan speed and temperature, and to dynamically perform diagnostics, disconnect disk drives or report status to the host system without interrupting data flow to other resources. We offer a complete family of these products that support Fibre Channel SCSI, SAS and SATA protocols interfacing seamlessly with our other storage products.

In 2005, we started shipping the first of our products targeting the emerging SAS market. These products primarily consist of SAS Port Expanders in varying port configurations. Additionally, in 2005, we entered into an agreement with Adaptec, Inc., wherein we acquired certain technology and a workforce related to Adaptec’s RAID-on-chip products. This acquisition has led to a strengthening of our SAS product line and we believe, will provide our customers with end-to-end solutions and significantly increase the size of our addressable market.

Manufacturing

Wafer Fabrication

The majority of our products make use of the state of the art CMOS technology with feature sizes down to 0.13 microns. Wafer fabrication for the majority of our products is outsourced to third-party silicon foundries such as IBM, LSI Logic, Taiwan Semiconductor Manufacturing Corporation, Chartered Semiconductor

Manufacturing and United Microelectronics Corporation. Outsourcing our wafer manufacturing requirements enables us to eliminate the high costs of owning, operating and upgrading fabs and to focus our resources on design and test applications where we believe we have greater competitive advantages. The typical time required for our third-party foundries to produce wafers from a finished product specification is approximately 8-16 weeks. After fabrication, the wafers must be probed to separate usable and unusable die. We perform most of our wafer probing internally using advanced probers and testers.

Through fiscal 2003, we manufactured a portion of our IC products, including Gallium Arsenide (“GaAs”) and Indium Phosphide (“InP”) products, at our two fabs in Camarillo, California, and Colorado Springs, Colorado. In the third quarter of fiscal 2003, we decided to close our Colorado Springs fab and cease all future manufacturing of GaAs products. We closed down this fab in fiscal 2004. The Camarillo fab is expected to continue in a limited capacity through at least fiscal 2006 but is not expected to generate any significant revenue or incur any material cost during this period.

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

IC Assembly and Test

We outsource our IC packaging to multiple assembly subcontractors in the United States and Asia. Following assembly, the packaged parts are returned to us for final testing prior to shipment to customers. For final test we utilize advanced automated testers as well as high-performance bench test equipment. While we have not experienced material disruptions in supply from assembly subcontractors to date, we and others in our industry have experienced shortages in the supply of packaging materials from time to time, and we could experience shortages or assembly problems in the future. The availability of assembly services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties or suffers any damage to its facilities.

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

Our engineering, research and development expenses in fiscal 2005, 2004 and 2003, excluding the amortization of deferred stock-based compensation and purchased in-process research and development (“IPR&D”), were $98.6 million, $88.8 million and $84.3 million, respectively.

Competition

The markets for our products are intensely competitive and subject to rapid technological advancement in design technology, wafer manufacturing techniques and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next-generation equipment with those of current or future competitors. In the communications market, which includes our Ethernet business, our competitors include Agere Systems, Applied Micro Circuits Corporation, Broadcom, Marvell, Maxim Integrated Products, Mindspeed and PMC Sierra. In the storage markets, we principally compete against Emulex, LSI Logic, PMC Sierra and Qlogic. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of smaller privately-held companies that focus on specific portions of our range of products. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customers’ products.

Competition is particularly strong in the market for communications and storage ICs, in part due to the market’s historical growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. Larger competitors in our market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that Vitesse might have otherwise won.

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

Our sales headquarters is located in Camarillo, California. We have three additional sales and field application support offices in the United States, one in Canada, two in China, one in Europe, one in Japan and two in Taiwan.

We generally warrant our products against defects in materials and workmanship for a period of one year.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information. We have been awarded 73 U.S. patents and 4 foreign patents for various aspects of design and process innovations used in the design and manufacture of our products. We have 33 patent applications pending in the U.S. and are preparing to file several more patent applications. However, we believe that patents are of less significance in our industry than such factors as technical expertise, innovative skills and the abilities of our personnel.

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

Due to environmental concerns, the need for lead-free solutions in electronic components is receiving increasing attention within the semiconductor industry and many companies are moving toward becoming compliant with the Restriction of Hazardous Substances Directive, the European legislation that restricts the use of a number of substances, including lead, effective July 2006. We believe that our products are compliant with the RoHS Directive and that materials will be available to meet these emerging regulations. However, it is possible that unanticipated supply shortages or delays may occur as a result of these new regulations.

Employees

As of September 30, 2005, we had 720 employees, including 415 in engineering, research and development, 144 in marketing and sales, 106 in operations and 55 in finance and administration. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe our employee relations are good.

Risk Factors

We Have Experienced Continuing Losses from Operations Since March 31, 2001, and We Anticipate Future Losses from Operations

We have experienced continuing losses from operations since our revenues peaked in the quarter ended December 31, 2000. Although our revenues have fluctuated since that time, in recent periods they have not been sufficient to cover our operating expenses, and we anticipate future losses from operations as a result. Moreover, since fiscal 2001 our operating results have been materially and adversely affected by inventory write-downs, restructuring charges and impairment charges. We may be required to take additional similar charges in the future, which could have a material and adverse effect on our operating results. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. Due to a slowdown in orders from our storage customers, we have recorded declining total revenues in two of our four most recent quarters relative to the prior quarter. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

•	The loss of major customers;

•	Variations, delays or cancellations of orders and shipments of our products;

•	Increased competition from current and future competitors;

•	Reductions in the selling prices of our products;

•	Significant changes in the type and mix of products being sold;

•	Delays in introducing new products;

•	Design changes made by our customers;

•	Failure by third-party foundries and other subcontractors to manufacture and ship products on time;

•	Changes in third-party foundries’ and other subcontractors’ manufacturing capacity, utilization of their capacity and manufacturing yields;

•	Variations in product development costs;

•	Changes in our or our customers’ inventory levels;

•	Expenses or operational disruptions resulting from acquisitions; and

•	Sale or closure of discontinued operations.

For example, our customers’ high levels of inventory contributed to a significant decline in sales of our products in fiscal 2001, 2002, 2004 and in the first and fourth quarters of fiscal 2005. In addition, in fiscal 2003 we decided to discontinue our line of optical module products and sell certain assets of that business, as a result of which our fiscal 2003 statements of operations and cash flows reflect losses from discontinued operations associated with that business.

We implemented significant restructuring programs and cost reductions between fiscal 2001 and 2005, and we cannot assure you that we will not undertake further such actions in the future. In addition, in the past we have recorded significant new product development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses may have a material and adverse effect on our operating results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

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

We Depend on Third Party Foundries and Other Suppliers to Manufacture Substantially All of Our Current Products

Wafer fabrication for the majority of our products is outsourced to third-party silicon foundries such as IBM, LSI Logic, Taiwan Semiconductor Manufacturing Corporation, Chartered Semiconductor Manufacturing and United Microelectronics Corporation. As a result, we depend on third-party foundries to allocate a portion of their manufacturing capacity sufficient to meet our needs and to produce products of acceptable quality in a timely manner. There are significant risks associated with our reliance on third-party foundries, including:

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

In the past, we have experienced difficulties in achieving acceptable yields on some of our products, particularly with new products, which frequently involve newer manufacturing processes and smaller geometry features than previous generations. Maintaining high numbers of shippable die per wafer is critical to our operating results, as decreased yields can result in higher per-unit costs, shipment delays and increased expenses associated with resolving yield problems. Because we also use estimated yields to value work-in-process inventory, yields below our estimates can require us to increase the value of inventory that is already reflected on our financial statements, and possible the related reserves. In addition, defects in our existing or new products may require us to incur significant warranty, support and repair costs, and could divert the attention of our engineering personnel away from the development of new products. As a result, poor manufacturing yields, defects or other performance problems with our products could adversely affect our business and operating results.

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

For example, in fiscal 2002 we recorded impairment charges of $398.9 million associated with goodwill and other intangible assets related to past acquisitions. As of September 30, 2005, and after accounting for these impairment charges, we had an aggregate of $238.9 million of goodwill and other intangible assets on our balance sheet. These assets may be written down in the future to the extent they are deemed to be impaired and any such write-downs would adversely affect our results of operations.

Our Industry Is Highly Competitive

The markets for our products are intensely competitive and subject to rapid technological advancement in design technology, wafer-manufacturing techniques and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next-generation equipment with those of current or future competitors. In the communications market, which includes our Ethernet business, our competitors include Agere Systems, Applied Micro Circuits Corporation, Broadcom, Marvell, Maxim Integrated Products, Mindspeed and PMC Sierra. In our storage markets, we principally compete against Emulex, LSI Logic, PMC Sierra and Qlogic. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of smaller privately-held companies that focus on specific portions of our range of products. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

We typically face competition at the design stage, where customers evaluate alternative design approaches that require integrated circuits. Our competitors have increasingly frequent opportunities to supplant our products in next generation systems because of shortened product life and design-in cycles in many of our customers’ products.

Competition is particularly strong in the market for communications and storage ICs, in part due to the market’s historical growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. Larger competitors in our market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that Vitesse might have otherwise won.

Our International Sales and Operations Subject Us to Risks That Could Adversely Affect Our Revenue and Operating Results

Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 59%, 46% and 30% of our total revenue in fiscal 2005, 2004 and 2003, respectively. International sales involve a variety of risks and uncertainties, including risks related to:

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

Due to environmental concerns, the need for lead-free solutions in electronic components is receiving increasing attention within the semiconductor industry and many companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive, the European legislation that restricts the use of a number of substances, including lead, effective July 2006. We believe that our products are compliant with the RoHS Directive and that materials will be available to meet these emerging regulations. However, it is possible that unanticipated supply shortages or delays may occur as a result of these new regulations.

Our Failure to Manage Changes to Our Operations Infrastructure May Adversely Affect Us

Prior to fiscal 2001 we experienced a period of rapid growth and expanded our operations and infrastructure accordingly. More recently, we implemented a series of restructuring plans between fiscal 2001 and 2005 that reduced this infrastructure. Throughout this period we have also made a number of acquisitions. These changes have placed, and continue to place, a significant strain on our personnel, systems and other resources. Unless we manage these changes effectively, we may encounter challenges in executing our business, which could have a material adverse effect on our business and financial results. Our recent restructuring efforts, in particular, may disrupt our operations and adversely affect our ability to respond rapidly to any renewed growth opportunities.

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

If We Are Not Successful in Protecting Our Intellectual Property Rights, It May Harm Our Ability to Compete

We rely on a combination of patent, copyright, trademark and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information. We have been issued 73 U.S. patents and 4 foreign patents and have a number of pending patent applications. However, despite our efforts to protect our intellectual property, we cannot assure you that:

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

A Recently Announced Change in the Accounting Treatment of Stock Options Will Adversely Affect Our Results of Operations.

In December 2004, the Financial Accounting Standards Board issued revised SFAS No. 123, Share-Based Payment, or SFAS 123R, which requires companies to expense employee stock options for financial reporting purposes. As a result, beginning in October 2005, we will be required to value our employee stock option grants pursuant to an option valuation model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and SFAS 128, each of which has been superseded by SFAS 123R. Following the implementation of SFAS 123R, our stock-based compensation expense will be charged directly against our reported earnings. We are currently evaluating the impact that the adoption of SFAS 123R will have on our consolidated results of operations, consolidated financial position, and consolidated cash flows, and the change in accounting treatment, and we expect that the change in accounting treatment will materially and adversely affect our results of operations.

The Market Price for Our Common Stock Has Been Volatile and Future Volatility Could Cause the Value of Your Investment in Our Company to Fluctuate

Our stock price has recently experienced significant volatility. In particular, our stock price declined significantly during fiscal 2004 and 2005 following announcements made by us and other semiconductor suppliers of reduced revenue expectations and of a general slowdown in the technology sector. We expect that fluctuations in the demand for our products and our operating results will cause our stock price to continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

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

Item 2.    Properties

Our executive offices and principal research and development and fabrication facility is located in Camarillo, California, and is being leased under a non-cancelable operating lease that expires in 2009. The total space occupied in this building is approximately 111,000 square feet. We lease an additional 43,000 square feet in Camarillo for product development. In March 2001, we purchased an additional 50,000 square foot facility, located in Camarillo, for product development. We also own a 107,000 square feet facility in Colorado Springs, which was the site of our wafer fabrication facility until its closure in 2004, and today is used as a design center. We also lease space for 21 other product development centers in California, Colorado, Denmark, Germany, India, Massachusetts, Minnesota, New Jersey, Oregon, and Texas and 10 sales and field application support offices (three in the United States, one in Canada, one in Europe, two in China, one in Japan, one in Germany and two in Taiwan). As of September 30, 2004, we own space of approximately 157,000 square feet and lease space of approximately 375,000 square feet.

Item 3.    Legal Proceedings

We are currently involved in several legal proceedings; however, we believe that resolution of these matters, if resolved against us, would not have a material effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position
Louis Tomasetta	57	President and Chief Executive Officer, Director
Ira Deyhimy	65	Vice President, Strategy Development
Christopher Gardner	45	Vice President, General Manager of Network Products Division
Eugene Hovanec	53	Executive Vice President
Yatin Mody	42	Vice President, Finance and Chief Financial Officer
Michael Rodensky	45	Vice President, Worldwide Sales and Marketing

Louis Tomasetta, a co-founder of the Company, has been President, Chief Executive Officer and a Director since the Company’s inception in February 1987. From 1984 to 1987, he served as President of the integrated circuits division of Vitesse Electronics Corporation. Prior to that he was the director of the Advanced Technology Implementation department at Rockwell International Corporation. Dr. Tomasetta has over 30 years’ experience in the management and development of semiconductor-based businesses, products, and technology. Dr. Tomasetta received his B.S., M.S., and Ph.D. degrees in electrical engineering from the Massachusetts Institute of Technology.

Ira Deyhimy, a co-founder of the Company, was Vice President of Product Development from the Company’s inception in February 1987 through 2001 and became Vice President, Strategy Development in 2001. From 1984 to 1987, he was Vice President, Engineering at Vitesse Electronics Corporation. Prior to that, Mr. Deyhimy was manager of Integrated Circuit Engineering at Rockwell International Corporation. Mr. Deyhimy has over 30 years’ experience in semiconductor-based technology. Mr. Deyhimy holds a B.S. degree in physics from the University of California at Los Angeles and an M.S. degree in physics from the California State University at Northridge.

Christopher Gardner joined Vitesse in 1986, became Director of ASIC Products in 1992, Vice President and General Manager of ATE Products in 1996, and was appointed Vice President and General Manager of the Telecom Division in 1999. Mr. Gardner served as Vice President and Chief Operating Officer from November 2000 to June 2002. In June 2002, Mr. Gardner became Vice President and General Manager of the Network Products Division. Prior to joining Vitesse, he was a member of the technical staff at AT&T Bell Laboratories, which later became part of Lucent Technologies. Mr. Gardner received his B.S.E.E. from Cornell University and his M.S.E.E. from the University of California at Berkeley.

Eugene Hovanec joined the Company as Vice President, Finance and Chief Financial Officer in December 1993, and became Executive Vice President in April 2005. From 1989 to 1993, Mr. Hovanec served as Vice President, Finance & Administration, and Chief Financial Officer at Digital Sound Corporation. Prior to that, from 1984 to 1989, he served as Vice President and Controller at Micropolis Corporation. Mr. Hovanec holds a Bachelor of Business Administration degree from Pace University, New York. Mr. Hovanec also serves as a director of Interlink Electronics, Inc.

Yatin Mody joined the Company in March 1992 as Manager of Budgeting and Cost Accounting, became Controller in August 1993, Vice President and Controller in November 1998, became Vice President, Finance in July 2002 and Chief Financial Officer in April 2005. Prior to that, Mr. Mody was at Deloitte and Touche, most recently as a manager. Mr. Mody holds a Bachelor of Technology degree in electrical engineering from the Indian Institute of Technology, Madras and an M.B.A degree from the University of California at Los Angeles.

Michael Rodensky joined Vitesse in October 2004 as Vice President, Worldwide Sales and Marketing. From September 2002 to August 2004 he served as Vice President, Worldwide Sales at Solarflare Communications and from July 2001 to August 2002 he was at Telephotonics, Inc. as Vice President, Worldwide Sales. Prior to that, from 1999 through 2000, he was Vice President Worldwide Sales at Maker Communications. From 1986 through 1999 he held various senior management positions, most recently at Philips Components as Senior Director North American Sales. He has over 20 years of experience in executive-level semiconductor sales and marketing management. Mr. Rodensky holds a B.S. degree in electrical engineering from Tufts University.

PART II

Item 5.    Market for Company’s Common Stock and Related Stockholder Matters

Our common stock is traded in the Nasdaq National Market System under the symbol VTSS. Our common stock has traded on the Nasdaq National Market since December 11, 1991. The table below presents the quarterly high and low closing prices on the Nasdaq National Market during the past two fiscal years.

Fiscal Year Ended September 30, 2004	High	Low
First Quarter	$7.80	$5.69
Second Quarter	9.05	5.90
Third Quarter	7.54	4.28
Fourth Quarter	4.51	2.08

Fiscal Year Ended September 30, 2005
First Quarter	$3.85	$2.43
Second Quarter	3.53	2.58
Third Quarter	2.61	2.00
Fourth Quarter	2.64	1.85

As of September 30, 2005, we had 1,822 shareholders of record. We have never paid cash dividends and presently intend to retain any future earnings for business development. Further, our bank line of credit agreement and certain of our lease agreements prohibit the payment of dividends without the consent of the bank and the lessors, respectively.

Information regarding our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Issuance of 1.5% Convertible Subordinated Debentures Due 2024

In September and October 2004 we issued $96.7 million in aggregate principal amount of 1.5% Convertible Subordinated Debentures due 2024 (the 2024 Debentures). The 2024 Debentures were issued to Lehman Brothers Inc. as Initial Purchaser in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and subsequently resold by the Initial Purchaser to “qualified institutional buyers” (as defined in Rule 144A) in reliance on Rule 144A in transactions exempt from the registration requirements of the 1933 Act. We incurred $3.1 million of issuance costs, which primarily consisted of investment banking, legal, accounting and other professional fees. The net proceeds to us of our original offering of $90.0 million in aggregate principal amount of the 2024 Debentures were approximately $86.9 million, of which $20.0 million was used to fund the concurrent repurchase of 6.9 million shares of our common stock from the Initial Purchaser. In October 2004 we issued an additional $6.7 million of these obligations, bringing the aggregate principal amount of our 2024 Debentures to $96.7 million and our total net proceeds to $93.4 million.

The 2024 Debentures are unsecured obligations and will be subordinated in right of payment to all of our existing and future senior indebtedness, including indebtedness under our amended senior credit facility. The 2024 Debentures are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The holders of the 2024 Debentures may convert the 2024 Debentures into shares of our common stock at an initial conversion price of $3.92 per share, subject to adjustment. This price results in an initial conversion rate of 255.1020 shares of our common stock per $1,000 principal amount of the 2024 Debentures. Upon conversion, we will have the right to deliver cash in lieu of shares of our common stock or a combination of cash and shares of our common stock. We may redeem the 2024 Debentures beginning October 1, 2007 if our stock price is at least 170% of the conversion price, or approximately $6.67 per share, for 20 trading days within any 30 consecutive trading day period, and may also redeem the 2024 Debentures beginning October 1, 2009 without being subject to such condition. In addition, holders of the 2024 Debentures will have the right to require us to repurchase the 2024 Debentures on October 1 of 2009, 2014 and 2019 and upon the occurrence of certain events.

We have an effective registration statement under the Securities Act to permit registered resales of the 2024 Debentures and the common stock issuable upon conversion of the 2024 Debentures.

Item 6.    Selected Financial Data

The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with the audited consolidated financial statements, the notes thereto and the other financial data included therein.

	As of and for the years ended September 30,
	2005	2004	2003	2002	2001
	(in thousands except per share amounts)
Statement of operations data:
Revenues	$190,778	$218,775	$156,371	$151,738	$383,905
Loss from operations, before other income (expense), net	(122,835)	(34,439)	(143,038)	(787,907)	(167,894)
Loss from continuing operations	(126,879)	(33,065)	(131,179)	(849,711)	(108,033)
Net loss	(126,879)	(33,065)	(167,189)	(883,526)	(111,875)
Loss from continuing operations per share—basic	(0.59)	(0.15)	(0.64)	(4.28)	(0.58)
Loss from continuing operations per share—diluted(1)	(0.59)	(0.15)	(0.64)	(4.28)	(0.58)
Net loss per share—basic	(0.59)	(0.15)	(0.82)	(4.45)	(0.60)
Net loss per share—diluted(1)	(0.59)	(0.15)	(0.82)	(4.45)	(0.60)
Shares used in per-share calculation—basic	216,130	215,726	203,801	198,608	185,853
Shares used in per-share calculation—diluted(1)	216,130	215,726	203,801	198,608	185,853

Balance sheet data:
Cash and short-term investments	$32,000	$183,125	$234,574	$310,240	$219,108
Working capital, net	53,952	134,483	238,664	292,206	252,392
Total assets	411,336	659,018	665,744	827,259	1,932,782
Current portion of long term debt	7,355	134,749	—	—	—
Long-term debt, less current portion	99,470	90,000	196,992	195,145	467,228
Total shareholder’s equity	254,527	370,238	385,508	482,705	1,329,005

With the adoption of SFAS No. 142, effective October 1, 2001, the Company ceased amortizing goodwill.

(1) Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares, as their effect is antidilutive. The dilutive potential common shares that were antidilutive for fiscal 2005 totaled approximately 80.2 million shares.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Vitesse should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

We are a leading supplier of high-performance integrated circuits (“ICs”) principally targeted at systems manufacturers in the communications and storage industries. Within the communications industry, our products address the enterprise, metro and core segments of the communications network, where they enable data to be transmitted at high speeds and to be processed and switched under a variety of protocols. In the storage industry, our products enable storage devices to be networked efficiently and in a cost-effective manner. Our customers include leading communications and storage original equipment manufacturers (“OEMs”) such as Alcatel, Cisco, EMC, Fujitsu, Hewlett Packard, Hitachi, Huawei, IBM, LSI Logic, Lucent, Nortel, Siemens, and ZTE.

Over the past few years, the proliferation of the Internet and the rapid growth in volume of data being sent over local and wide area networks has placed a tremendous strain on the communications infrastructure. The resulting demand for increased bandwidth has created a need for both faster as well as more expansive networks. Further, communication service providers have sought to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner. There has also been a growing trend by systems companies toward the outsourcing of IC design and manufacture to suppliers such as Vitesse. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has been growing significantly. Beginning in late 2000, the communications industry experienced a severe downturn due to the overbuilding of the communications infrastructure and excess inventories, among other reasons. While market conditions improved modestly between the end of fiscal 2002 and the third quarter of fiscal 2004, our revenues since then have been volatile due to the presence of excess inventories and reduced spending in some of our end markets. In spite of these difficult business conditions, we believe that the long-term prospects for the markets that we participate in remain strong.

Significant Events During Our Last Three Fiscal Years

In fiscal 2003 and in the first three quarters of fiscal 2004, we saw improved business conditions and increased customer demand. However, in the fourth quarter of fiscal 2004, our revenues decreased from the third quarter of fiscal 2004 and have been volatile throughout fiscal 2005, due to reduced customer demand, principally in the storage area.

During the last three years, we have made three acquisitions and have sold our optical module business. Specifically, we have enhanced our product offerings in the storage and Ethernet markets, which we believe have favorable long-term growth prospects.

Previously, since the end of 2000, our industry experienced a widespread and severe downturn. As a result of this downturn, we experienced a significant decline in sales of our products, which was further exacerbated by the high inventory levels at our customers. In response to the decreased demand for our products and the continuing volatile business condition in our industry, we implemented a series of restructuring programs and other significant changes to our business between fiscal 2001 and 2005. In early fiscal 2006, we implemented another restructuring program to align our operating costs with reduced revenue levels. This restructuring plan included the termination of approximately 70 employees, and the closure of one of our design centers. In connection with this restructuring we will be recording a charge in the first quarter of fiscal 2006 for severance of approximately $1.5 million and other costs that have yet to be determined.

Acquisitions and Discontinuations of Operations

In January 2005, we entered into an agreement with Adaptec, Inc, under which we agreed to employ approximately 45 selected Adaptec employees, to license certain technology and intellectual property, and to purchase certain assets related to Adaptec’s development of SAS RAID on Chip (“SAS ROC”) products. We have accounted for this as a business combination in accordance with SFAS 141, Business Combinations. During the quarter ended June 30, 2005, we completed the purchase price allocation based on the fair values of tangible and intangible assets and liabilities acquired. The allocation included $1.1 million for certain fixed assets, and $0.4 million for developed technology, an identifiable intangible asset, which is being amortized over its estimated useful life of 4 years. The operations that we acquired from Adaptec are included in our operating results from the date of acquisition. As a result of this acquisition, our operating expenses in fiscal 2005 increased by $3.7 million.

In February 2004, we acquired Cicada, a provider of Ethernet products principally for the enterprise market. The purchase price for this acquisition was $65.5 million in cash, $0.3 million of which was refunded to us in

August 2005 pursuant to the Cicada stockholders’ obligations to indemnify us for certain losses. During the June 2004 quarter, we completed the purchase price allocation based on the fair values of tangible and intangible assets and liabilities acquired. The allocation included net liabilities of $1.6 million, in process research and development (“IPR&D”) of $3.7 million, which was charged to expense, identifiable intangibles of $13.9 million, and excess consideration of $49.2 million, which was recorded as goodwill. The identifiable intangibles include customer relationships of $0.2 million and developed technology of $13.7 million, which are being amortized over their estimated useful lives of 17 months and 48 months, respectively. Cicada products contributed approximately $3.0 million in revenues for fiscal 2004. In fiscal 2005, Cicada products were integrated with Vitesse’s Ethernet products, and therefore it is difficult to determine Cicada’s individual revenue contribution. As a result of the acquisition of Cicada, our operating expenses in fiscal 2004 increased by $9.1 million, including a $3.7 million charge associated with IPR&D. The acquisition of Cicada complemented our Ethernet switch product line, enabling us to offer a more complete solution to our customers.

We acquired Multilink in August 2003 in exchange for approximately $31.7 million total purchase price, comprised of 4.4 million shares of common stock valued at $23.3 million and the assumption of stock options and warrants to purchase approximately 2.0 million shares of common stock valued at $8.4 million. We completed the purchase price allocation based on the fair value of tangible and intangible assets and liabilities acquired. The allocation included net tangible assets of $7.6 million, IPR&D of $2.0 million, goodwill of $13.3 million, unearned compensation of $1.7 million and other intangible assets of $7.0 million that are being amortized over 4 years. Through this transaction, we acquired an experienced team of system, mixed signal and digital design engineers that had successfully developed products for OC-192 transport, Forward Error Correction, 10 Gigabit Ethernet and high speed backplanes, as well as a family of products that was already in production.

Restructuring Programs and Charges

Due to the prolonged downturn in our industry, we announced restructuring programs in fiscal 2005 and 2003. A summary of each program is as follows:

•	The January 2005 restructuring program focused on the cessation of certain development activities in areas that we elected not to pursue. This restructuring plan involved the termination of 97 employees, the consolidation of excess facilities of $0.5 million and an asset impairment charge of $8.8 million for excess computer equipment and test equipment. Of the 97 employees who were terminated, 87 were from research and development functions, five were from manufacturing operations, three were from sales and marketing and two were from general and administrative functions. Payments related to the workforce reduction were $1.0 million and were completed during September 2005. Payments related to the consolidation of excess facilities are expected to be complete by January 2006. As a result of implementing this restructuring plan, we recorded total charges of $10.3 million during fiscal 2005. We expect to realize savings for payroll and benefits, that on an annualized basis amount to approximately $9.1 million in fiscal 2006 compared to fiscal 2005.

•	The June 2003 restructuring program related to the closure of our Colorado Springs, Colorado wafer fabrication facility. This restructuring plan included the termination of 92 employees, the write-down of certain manufacturing assets that were deemed to be impaired and the write-off of related prepaid maintenance for non-transferable maintenance contracts totaling $27.4 million, as well as the write-down of the Colorado Springs facility itself in the amount of $23.8 million. Of the 92 employees who were terminated, 67 were from manufacturing operations, six were from sales and marketing and 19 were from research and development operations. Payments related to the workforce reduction were $1.4 million and were completed during March 2004. We continue to use our Colorado Springs facility as a design center. As a result of implementing this restructuring plan, we recorded total charges of $52.6 million during fiscal 2003 and $0.3 million in fiscal 2004. In June 2004, we entered into an agreement to sell certain manufacturing equipment from Colorado Springs with a net book value of $14.2 million for net proceeds of $17.4 million, resulting in a gain of $3.2 million.

A combined summary of these restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Impairment of Assets	Building impairment	Total
Balance at September 30, 2002	$1,578	$3,404	$31,507	$—	$—	$36,489

Charged to expense	1,419	1,390	—	27,447	23,774	54,030
Non cash amounts	—	—	—	(27,447)	(23,774)	(51,221)
Cash payments	(1,646)	(2,081)	(10,867)	—	—	(14,594)
Add Multilink accrued restructuring		3,219				3,219

Balance at September 30, 2003	$1,351	$5,932	$20,640	$—	$—	$27,923

Charged to expense	354	532	—	—	—	886
Non cash amounts	—	—	—	—	—	—
Cash payments	(1,580)	(3,662)	(10,014)	—	—	(15,256)

Balance at September 30, 2004	$125	$2,802	$10,626	$—	$—	$13,553

Charged to expense	1,015	686	—	8,774	—	10,475
Non cash amounts	—	—	(7,369)	(8,774)	—	(16,143)
Cash payments	(1,140)	(2,319)	(2,406)	—	—	(5,865)

Balance at September 30, 2005	$—	$1,169	$851	$—	$—	$2,020

In connection with the acquisition of Multilink, we accrued restructuring costs of $3.2 million in fiscal 2003 related to excess facilities. In addition, in fiscal 2005 we recorded a $0.2 million adjustment to sublease income estimates related to the Multilink restructuring charge. Prior to fiscal 2003, we had additional restructuring programs in place. During fiscal 2003, we incurred an additional restructuring charge of $0.3 million for excess facilities charges related to the fiscal 2001 restructuring plan, which is included in the above table.

Workforce reduction includes the cost of severance and related benefits of employees affected by the restructuring plans. The excess facilities charges include lease termination payments, non-cancelable lease costs and write off of leasehold improvements and office equipment related to these leases. Contract settlement costs represent future purchase commitments related to unused licenses of non-cancelable software contracts, and the residual value guaranteed under certain equipment operating leases. The impairment of assets charge includes the write-down of the Colorado Springs facility manufacturing equipment and prepaid maintenance contracts associated with that equipment. The charge was determined based on the held and used classification under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). Under this classification, when a decision has been made to abandon an asset group, all of the long-lived assets and certain identifiable intangibles in that asset group to be disposed of are tested for impairment. The charges for the Colorado Springs facility also include impairment of the owned land and building based on the held and used classification under SFAS 144. The Colorado Springs manufacturing facility ceased production during fiscal 2004, however, we are continuing to use certain portions of the building as office space. As such, we obtained fair value information for comparable commercial property in the Colorado Springs area. Based on an estimated fair value, we recorded an impairment charge to write down the land and building accordingly. The adjusted value of the long-lived assets is being depreciated over the remaining estimated useful life.

Other Write-Offs and Special Charges

SFAS 144 requires that long-lived assets (asset groups) shall be tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. Our continuing losses and volatile business conditions that we experienced in fiscal 2005 indicated a need for quarterly testing commencing in the second quarter of fiscal 2005. When we performed the test in the second and third quarters of fiscal 2005, the sum of the projected undiscounted cash flows attributable to the long-lived assets exceeded the carrying value of those assets. However, when we performed this test during September 2005, due to reduced revenue projections, the sum of the undiscounted cash flows was below the carrying value. Therefore, with the assistance of independent valuation experts, we performed tests to determine if an impairment loss existed. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Utilizing a fair value standard as set forth in SFAS 144 as of September 30, 2005, we determined that an impairment of $49.4 million existed for certain manufacturing and test equipment, which is included in our results from operations for fiscal 2005. This impairment charge is expected to result in a decline in depreciation expense of approximately $2.4 million from the fourth quarter of fiscal 2005 to the first quarter of fiscal 2006. Additionally, we recorded an impairment charge of $1.2 million related to certain fixed assets that were deemed to be impaired during the review of fixed assets purchased as part of a lease buyout.

In fiscal 2005, we wrote off $1.9 million of inventory against our reserves. This write-off resulted from significantly reduced forecasts from our customers for certain legacy products that we had built in anticipation of future demand. This inventory has been specifically identified and is still being held in our warehouse facility, but has been written off in its entirety. We also increased our inventory reserves during fiscal 2005 by $3.6 million related to obsolescence and lower-of-cost-or-market. These charges are included in costs of revenues.

During the quarter ended June 30, 2003, we wrote off $6.8 million of GaAs inventory. As a result of our planned closure of the GaAs fabrication facility in Colorado Springs and the decision to exit the GaAs manufacturing process, we notified customers and requested final forecasts and purchase orders from these customers. Based on the customers’ responses, and required commitments to purchase the inventory in the near future, we determined that we had excess GaAs inventory on hand. As a result, we recorded a charge of $6.8 million, which is included in cost of revenues in fiscal 2003. This inventory has been physically segregated and is still being held in a warehouse facility, but has been written off in its entirety. During fiscal 2003 we also recorded a charge of $5.2 million to write down various equity investments held by the two Vitesse Venture Funds to the estimated fair market value, which is included in “Other Income (expenses)” in the statement of operations for fiscal 2003.

Issuance of 1.5% Convertible Subordinated Debentures due 2024 and Redemption of 4.0% Convertible Subordinated Debentures Due 2005

In September 2004, we issued $90.0 million in aggregate principal amount of 1.5% Convertible Subordinated Debentures due 2024, which we refer to as our 2024 Debentures, in a private placement. We incurred $3.1 million of issuance costs, which primarily consisted of investment banking, legal, accounting and other professional fees. The net proceeds to us of this offering were approximately $86.9 million, of which $20.0 million was used to fund the concurrent repurchase of 6.9 million shares of our common stock from the Initial Purchaser. In October 2004 we closed the private placement of an additional $6.7 million of these obligations pursuant to the exercise by the Initial Purchases of its option to purchase additional debentures, bringing the aggregate principal amount of our 2024 Debentures to $96.7 million and our total net proceeds to $93.4 million. On October 4, 2004 we repurchased $12.4 million principal amount of our 4.0% Convertible Subordinated Debentures due 2005, which we refer to as our 2005 Debentures, at prevailing market prices, for an aggregate amount of approximately $12.4 million. On October 21, 2004 we called the remaining balance of our outstanding 2005 Debentures for redemption on November 15, 2004. On November 15, 2004 we paid $120.6 million to redeem such debentures, consisting of $119.8 million of principal and $0.8 million of interest. On October 27, 2004, in connection with the redemption of the 2005 Debentures, we terminated our related interest rate swap agreement, which had a notional value of $119.7 million, for a termination fee of $0.6 million.

Purchased Equipment and Capital Lease Obligations

As of September 30, 2004, we were party to several agreements to lease equipment. Each of these leases had an initial term of three to five years and an option to renew for an additional one to three years. We had the option to purchase the equipment at the end of the initial lease term, or the end of each renewal period for the lessor’s original cost. During the year ended September 30, 2005, we elected to purchase the equipment. As a result, we recorded these assets at their cost of $60.3 million, less $7.4 million, of accrued restructuring impairment related to those assets that was recorded in fiscal 2002. In connection with the termination of the original leases, $48.2 million of restricted cash was returned to us, and was subsequently used for payment of the equipment. We paid additional cash of $4.3 million, and we entered into a $7.8 million two year capital lease to finance the remaining amounts owed under the purchase, which is included in capital lease liabilities as of September 30, 2005. Additionally, we financed the purchase of $3.3 million and $1.9 million of test equipment, which is also included in capital lease liabilities as of September 30, 2005. All leases include a bargain purchase option, and title transfers at the end of the lease term.

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of total revenues for the fiscal years indicated:

	Year ended September 30,
	2005	2004	2003
Revenues	100%	100%	100%

Costs and expenses:
Cost of revenues	47.8	36.0	46.8
Engineering, research and development	53.2	49.6	70.4
Selling, general, and administrative	26.3	21.5	34.5
Impairment of long-lived assets	26.5	—	—
Restructuring costs	5.5	0.4	34.6
Employee stock purchase plan compensation	0.3	2.5	—
Purchased in-process research and development	—	1.7	2.0
Amortization of goodwill and intangibles	4.9	4.1	3.2

Total costs and expenses	164.4	115.7	191.5

Loss from operations	(64.4)	(15.7)	(91.5)
Other income (expense), net	(2.1)	0.4	7.6

Loss from continuing operations before income taxes	(66.5)	(15.4)	(83.9)
Income tax expense (benefit)	(0.0)	(0.3)	0.0

Loss from continuing operations	(66.5)	(15.1)	(83.9)
Loss from discontinued operations	(0.0)	(0.0)	(23.0)

Net loss	(66.5)%	(15.1)%	(106.9)%

Year Ended September 30, 2005, as Compared to Year Ended September 30, 2004

Revenues

Revenues in fiscal 2005 were $190.8 million, a decrease of 12.8% from the $218.8 million recorded in fiscal 2004. The decrease in revenues was due to an overall decline in demand from our customers, particularly in the storage area, which began in the fourth quarter of fiscal 2004 and continued through the first quarter of 2005. The overall decline in customer demand was caused by the presence of excess inventories at our customers, who purchased significant quantities of semiconductor components in anticipation of continued future growth in their end markets. As these customer inventories started being consumed in the first quarter of fiscal 2005, our revenues in the second and third quarters grew sequentially, but then declined sequentially in the fourth quarter of fiscal 2005. The decrease in the fourth quarter of fiscal 2005 was attributable to three factors. First, demand for our 2 Gb/s Fibre Channel products declined due to excess inventories at our customers, as well as the transition of storage systems from 2Gb/s to 4Gb/s. Secondly, the projected revenue increase for our SAS products did not materialize due to difficulties experienced by some of our customers in procuring third-party components for the same SAS systems that our products are designed into. Finally, due to an industry-wide shortage in assembly capacity, we were unable to obtain finished products from our assembly subcontractors in time to ship by the end of the quarter.

Revenues from storage products were $55.8 million in fiscal 2005, compared with $89.6 million in fiscal 2004. The decrease in revenues was due to ongoing lower levels of demand from several customers since the fourth quarter of fiscal 2004 as a result of weaker enterprise spending and excess inventories at our customers.

Revenues from Ethernet products were $24.5 million in fiscal 2005, compared with $8.9 million in fiscal 2004. In the last few years we have increasingly focused on Ethernet products targeting enterprise markets. For example, in fiscal 2001, we acquired Exbit, a developer of Ethernet switches and MACs, and in fiscal 2004, we acquired Cicada, whose physical layer products are principally targeted at customers in the enterprise LAN space. Since our acquisition of Cicada, we have invested significant effort in combining our switch and physical layer technologies to develop an integrated single-chip product. In fiscal 2005 we introduced two integrated products to the market and a significant part of the revenue increase that we saw in 2005 is attributable to these products. We have also enhanced our marketing efforts by establishing a sales and marketing team that is more focused on Ethernet products and customers.

Revenues from our networking products were $110.5 million in fiscal 2005, compared to $120.3 million in fiscal 2004. The decrease was primarily due to a decline in some of our legacy products that are designed into carrier-class equipment, and was partially offset by growth in certain emerging markets that we have recently begun to target.

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

Since fiscal 2001, many of our customers have restructured operations, cut product development efforts, reduced excess component inventories and divested parts of their operations as a result of their clients’ fluctuating capital expenditure levels. We believe that even though the business environment of the markets in which we participate has shown modest signs of improvement, the pattern of revenues for fiscal 2006 may be volatile as a result of fluctuating customer demand forecasts and inventory levels.

Cost of Revenues

Our cost of revenues was $91.1 million in fiscal 2005 compared to $78.7 million in fiscal 2004. As a percentage of total revenues, our cost of revenues was 47.8 % in fiscal 2005 compared to 36.0% in fiscal 2004. The increase in cost of revenues in fiscal 2005 compared to fiscal 2004 was partially due to a $3.6 million charge to cost of revenues included in fiscal 2005 to write off and increase reserves for certain excess inventories, as well as due to decreased revenues, while manufacturing overhead costs remained relatively fixed. In the future, cost of revenues may fluctuate as a result of changes in the demand for our products, the relative mix of products that we sell and other factors.

Engineering, Research and Development

Engineering, research and development expenses were $101.4 million in fiscal 2005 compared to $108.5 million in fiscal 2004. As a percentage of total revenues, engineering, research and development expenses were 53.2% in fiscal 2005 and 49.6% fiscal 2004. The decrease from the prior year was primarily the result of decreased amortization of deferred and other acquisition-related compensation expense of $16.4 million as well as a decrease in employment related costs resulting from our recent restructuring programs. These decreases were partially offset by the increase in costs related to the inclusion of expenses resulting from the Adaptec acquisition earlier in fiscal 2005 of $4.1 million, an increase in expense related to the inclusion of a full year of Cicada’s costs of $1.5 million, an increase in outside design engineering costs of $3.5 million and an increase in expensed design software of $2.9 million. The increases on a percentage basis are a result of the fact that our engineering, research and development costs did not decline in absolute dollars as much as our revenues did. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) were $50.1 million in fiscal 2005, compared to $47.1 million in fiscal 2004. As a percentage of total revenues, SG&A expenses were 26.3% in fiscal 2005, compared to 21.5% in fiscal 2004. The increases in absolute dollars and on a percentage basis from the prior year were primarily due to increased expense for salaries, legal costs and accounting fees related to Sarbanes-Oxley compliance.

Impairment of Long-lived Assets

The impairment of long-lived assets charge was $50.1 million in fiscal 2005. See further discussion in “Overview”.

Restructuring Costs

Restructuring costs were $10.5 million in fiscal 2005, compared to $0.9 million in fiscal 2004. See further discussion in “Overview”.

Employee Stock Purchase Plan Compensation

We have an employee stock purchase plan for all eligible employees. During fiscal 2005, we recorded stock-based compensation expense of $0.5 million related to certain shares purchased under the plan for the purchase interval ended January 31, 2005. See Note 1 of the Notes to the Consolidated Financial Statements, “The Company and Its Significant Accounting Policies” for further discussion.

Amortization of Goodwill and Intangible Assets

We elected to adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of October 1, 2001. There was no transitional impairment of goodwill upon adoption of SFAS 142.

Amortization of other intangible assets was $9.3 million in fiscal 2005, compared to $8.9 million in fiscal 2004. The increase in amortization expense from the prior year was primarily due to inclusion of twelve months of amortization expense related to the Cicada acquisition for fiscal 2005, compared to only eight months of amortization expense in fiscal 2004, as our acquisition of Cicada was completed on February 3, 2004.

Interest Income

Interest income was $1.2 million in fiscal 2005 compared to $2.4 million in fiscal 2004. The decrease in interest income of $1.2 million from fiscal 2004 was the result of lower cash balances and short-term and long- term investments held throughout the period. The decrease in cash and investment balances was primarily the result of the repurchase and redemption of our 2005 Debentures during the third quarter of fiscal 2004 and the first quarter of fiscal 2005, as well as operating cash outflow in a period of reduced revenues.

Interest Expense

Interest expense was $3.5 million in fiscal 2005 compared to $8.5 million in fiscal 2004. The decrease in interest expense of $5.0 million from the prior year was primarily the result of the repurchase and redemption of $133.1 million of our 2005 Debentures, partially offset by the interest accrued on the $96.7 million principal amount outstanding of our 2024 Debentures. Additionally, the coupon rate on our 2024 Debentures is significantly lower than that on our 2005 Debentures.

Other Income (Expense), net

Other income (expense) was ($1.7) million in fiscal 2005 and $7.1 million in fiscal 2004. During fiscal 2005, other expense primarily consisted of a $2.3 million write down of long-term equity investments to estimated net realizable value, offset by investment income related to a long-term equity investment that had previously been written off. In fiscal 2004, other income consisted primarily of the gain on sale of fixed assets of $3.2 million, and amortization of deferred gains and losses related to terminations of our interest rate swap agreements of $3.6 million. For additional information regarding our interest rate swap agreements, see Note 8 “Derivative Instruments and Hedging Activities” of the Notes to the Consolidated Financial Statements.

Income Tax Expense (Benefit)

For the year ended September 30, 2005, our total effective income tax rate was 0%. In fiscal 2005 and 2004, no deferred tax benefit was allocated to discontinued operations.

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

Revenues from storage products were $89.6 million in fiscal 2004, compared with $82.9 million in fiscal 2003. The proliferation of the Internet and the resulting expansion in the amount of data that needs to be managed, moved and stored led to rapid growth in the market for storage equipment. Since 2001, the market for these systems, which are particularly well suited for high speed data transfer, had been growing significantly. Further, in 2003, many of our customers transitioned their Fibre Channel product lines from data rates of 1 Gb/s to 2 Gb/s. Because we had more of our products designed into 2 Gb/s systems than in 1 Gb/s systems, our storage revenues grew significantly in fiscal 2003 and the first three quarters of fiscal 2004. However, in the fourth quarter of fiscal 2004, storage revenues declined by 40% from the third quarter of 2004 due to a broad-based decline in demand from our storage customers.

Revenues from Ethernet products were $8.9 million in fiscal 2004 compared with $2.5 million in fiscal 2003. Since fiscal 2002, we had increasingly focused on Ethernet products targeting the enterprise LAN markets. In fiscal 2003, as we brought some of these newer products to market, we began to see increased revenues in this area.

Our revenues from networking products were $120.3 million in fiscal 2004 compared to $71.0 million in fiscal 2003 due to a significant increase in demand for our ICs, particularly those that target the metro market resulting from increasing bandwidth requirements and the need by communications service providers to provide end customers with a range of new services such as VoIP, bandwidth-on-demand and remote storage, among others. This in turn resulted in increased demand for equipment that enables these services, including ICs. Additionally, demand for our legacy products, which include long-haul telecommunications products and ASICs for the Automatic Test Equipment (ATE) and military markets grew primarily due to the addition of certain products from the Multilink acquisition, as well a few “last time buy” orders we received from customers.

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

Engineering, Research and Development

Engineering, research and development expenses were $108.5 million in fiscal 2004 compared to $110.1 million in fiscal 2003. As a percentage of total revenues, engineering, research and development expenses were 49.6% in fiscal 2004 and 70.4% fiscal 2003. The decrease from the prior year was primarily due to a reduction of $6.1 million in deferred compensation expense associated with acquisitions and approximately $0.9 million in savings from payroll and benefits related to terminations that were part of the fiscal 2002 restructuring program but that were not completed until June 2003. These savings were partially offset by the approximately $5.4 million in additional charges incurred in fiscal 2004 as a result of the Cicada acquisition, and the inclusion of a full year of the research and development expenses associated with the APT acquisition which we completed in fiscal 2003. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) were $47.1 million in fiscal 2004, compared to $54.0 million in fiscal 2003. As a percentage of total revenues, SG&A expenses were 21.5% in fiscal 2004, compared to 34.5% in fiscal 2003. The decrease from the prior year was primarily due to our efforts to streamline our cost structure. Relative to fiscal 2003, in fiscal 2004, we saw reduced salaries and benefits as a result of our cost cutting measures for selling, general and administrative personnel of $2.1 million, lower sales commissions of $1.8 million due to a change in the commission plan, a reduction in bad debt expense of $2.1 million and an additional decrease in other SG&A expenses of $0.9 million as a result of continued efforts to cut costs and reduce expenses.

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

The related purchased IPR&D for each of these three transactions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology that, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimations of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of our new product introductions and those of our competitors, individual product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of revenues, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue.

Amortization of Goodwill and Intangible Assets

Amortization of other intangible assets was $8.9 million in fiscal 2004, as compared to $5.1 million in fiscal 2003. The increase in amortization expense was the result of the acquisition of Cicada in early fiscal 2004, which resulted in amortization expense of $2.4 million, and the inclusion of a full year of amortization expense for intangible assets acquired from Multilink, which resulted in a $1.4 million increase.

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

Loss from Discontinued Operations

Loss from discontinued operations was $36.0 million in fiscal 2003, which was comprised of revenues of $11.5 million, loss from operations of $17.9 million, and a loss on disposal of $18.1 million.

Liquidity and Capital Resources

At September 30, 2005, we had $32.0 million in cash, cash equivalents and short-term investments, which we refer to as cash and investments. Cash and investments decreased by $151.1 million from $183.1 million as of September 30, 2004. This decrease was primarily due to the use of $133.8 million to repurchase and redeem the remaining principal amount of our 2005 Debentures, $79.3 million used in capital expenditures, $3.3 million used to repay other long-term debt and $1.5 million of cash paid for assets acquired from Adaptec. The decrease in our cash and investments was partially offset by $38.0 million in cash provided by operating activities, primarily due to the $48.2 million in restricted deposits returned to us at the end of our operating leases, $8.8 million in proceeds from stock issued pursuant to our employee stock purchase and stock option plans, $6.5 million in proceeds from the issuance of additional 2024 Debentures in October 2004, $13.0 million in proceeds from equipment financings and $0.3 million in cash received from claims that we made against the Cicada escrow.

The $38.0 million of cash provided by operating activities in fiscal 2005 resulted primarily from $196.8 million in receipts from customers and $48.2 million of restricted deposits returned to us at the end of equipment leases, partially offset by $205.0 million in payments to vendors and employees and $2.0 million in interest payments. Cash receipts from customers decreased by $20.7 million from the prior year due to decreased revenues. Payments to employees and vendors decreased by $0.3 million from the prior year amount of $205.3 million, primarily due to the timing of payments to vendors. The $79.3 million used in capital expenditures during fiscal 2005 consisted of $26.8 million in the purchase of equipment and tooling and $52.5 million for the buyout of a lease for certain test equipment. In October 2004, we issued $6.7 million in aggregate principal amount of our 2024 Debentures. We incurred $0.2 million of issuance costs, which primarily consisted of investment banking, legal, accounting and other professional fees. The net proceeds to us of this offering were approximately $6.5 million, bringing the aggregate principal amount of our 2024 Debentures to $96.7 million and our total net proceeds to $93.4 million.

We have a $25 million unsecured revolving line of credit agreement with a bank, which expires in March 2006. As of September 30, 2005, we were not in compliance with a covenant related to the line of credit. Effective December 2, 2005, the bank waived the non-compliance of the covenant. Additionally, on December 2, 2005, we received a commitment letter from the bank to renew the line of credit, with a new expiration date of

March 2007. The commitment is only subject to satisfactory loan documentation. The agreement provides for interest to be paid monthly at the bank’s prime rate plus 100 basis points or Libor rate plus 350 basis points. We must adhere to certain requirements and provisions to be in compliance with the terms of the agreement and are prohibited from paying dividends without the consent of the bank.

We believe that our available cash, including our cash and investments, and our revolving line of credit facility of $25 million, will be adequate to finance our operating needs for the next 12 months. However, we may not be able to generate cash or draw against our credit facility as expected, and our ability to do so may be adversely affected by the risks discussed in “Factors That May Affect Future Operating Results.” If we are unable to generate sufficient cash flow to finance our operations, we may need to raise additional funds. Depending on market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs of our existing business. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms or at all.

Long Term Debt and Capital Leases

Obligations under our long term debt and capital leases as of September 30, 2005 are as follows (in thousands)

	Total	2006	2007	2008	2009	After 2009
Long Term Debt & Capital Leases	$106,825	$7,355	$2,770	$—	$—	$96,700

Off-Balance Sheet Arrangements

Our acquisition agreement with Cicada obligates us to pay certain contingent cash consideration based on the continued employment of certain individuals. Compensation for continued employment is being ratably accrued over the related period As of September 30, 2005, total cash contingent compensation that could be paid under these acquisition agreements assuming all contingencies are met is $1.4 million.

We lease facilities and certain machinery and equipment under noncancellable operating leases that expire through 2009. Approximate minimum rental commitments under all noncancellable operating leases as of September 30, 2005 are as follows (in thousands):

	Total	2006	2007	2008	2009	After 2009
Operating Lease Obligations:
Minimum Rental Payments	$6,731	$3,189	$1,713	$1,396	$433	$—

Additionally, as of September 30, 2005, we have certain purchase obligations related to turnkey inventory and foundry wafers totaling $8.8 million for inventory deliverable to us through March 2006.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts and sales returns, inventory reserves, goodwill and purchased intangible asset valuations, asset impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies, among others, require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition, Sales Returns Reserve and Allowance for Doubtful Accounts

We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, (iii), products are shipped to customers, which is when title and risk of loss transfers to the customers, and (iv) collection of the resulting accounts receivable is reasonably assured. Revenue from development contracts is recognized upon attainment of specific milestones established under the customer contracts. Revenue from products deliverable under development contracts, including design tools and prototype products, is recognized upon delivery. We record reductions to revenue for estimated product returns and pricing adjustments, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data and other known factors at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. Certain of our production revenues are made to a major distributor under an agreement allowing for pricing credits and right of return on products unsold. Accordingly, we defer recognition of revenue on such products until the products are sold by the distributor to the end user. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. We assess whether a price is fixed or determinable based upon the payment terms and whether the sales price is subject to an adjustment. Shipping documents are used to verify product shipment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer determined by credit checks and analysis, as well as customer’s payment history.

We also maintain an allowance for doubtful accounts for estimated losses resulting from a customer’s inability to meet its financial obligations to us. If the financial condition of any of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

At September 30, 2005 our allowance for doubtful accounts and sales returns was $2.6 million or 7.8% of gross receivables, compared to $1.6 million or 4.3% of gross receivables as of September 30, 2004. The increase in the reserve as a percentage of gross receivables from prior year is the result of an increase in the historical return rate that is used to calculate estimated sales returns reserve.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand for our products within a specified time period, generally six months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If inventories on hand are in excess of forecasted demand, we provide appropriate reserves for such excess inventory. If we have previously recorded the value of such inventory determined to be in excess of projected demand, or if we determine that inventory is obsolete, we write off these inventories in the period the determination is made. Due to our exit from the GaAs manufacturing process in connection with the closure of our Colorado Springs, Colorado fab, we wrote off $6.8 million of excess and obsolete inventory in the quarter ended June 30, 2003. Additionally, due to the slowdown in our industry and reduced revenue forecasts, we wrote off $1.9 million of inventory against our reserves and increased our inventory reserves by $3.6 million during fiscal 2005. Remaining inventory balances are adjusted to approximate the lower of our actual manufacturing cost or market value on a part-by-part basis. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of revenues in the period the revision is made.

Valuation of Goodwill, Purchased Intangible Assets and Long-Lived Assets

The purchase method of accounting for acquisitions requires extensive estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and tangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. The determination of the fair values and useful lives of intangible assets, in particular, requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. If the assumptions and estimates used to allocate the purchase price are not correct, future asset impairment charges could be required.

In accordance with SFAS 142, we perform the two-step goodwill impairment test on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill of our only reporting unit to its carrying value. For other intangible assets and long-lived assets, in accordance with SFAS 144 we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on a market approach. Fair value of other intangible assets is determined by undiscounted future cash flows, appraisals or other methods. Fair value of long-lived assets is determined based on market value. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the fair value attributable to the asset is less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we amortize over the remaining estimated useful life of the asset. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows and long-term growth rates. It is reasonably possible that the estimates and assumptions used to value these assets may be incorrect. If our actual results, or the estimates and assumptions used in future impairment analyses are lower than the original estimates and assumptions used to assess the recoverability of these assets, we could incur additional impairment charges. See Note 5—“Restructuring Costs and Other Special Charges”, Note 3—“Goodwill and Other Intangible Assets” and Note 4—“Discontinued Operations” of the Notes to the Consolidated Financial Statements for additional information.

During the quarter ended September 30, 2005, we recorded a charge of $49.4 million for the write-down of certain test and manufacturing equipment. During the quarter ended June 30, 2003 we recorded a charge of $27.4 million for the write-down of certain manufacturing equipment used in our Colorado Springs fabrication facility and prepaid maintenance contracts associated with that equipment, as well as $23.7 million for the write-down of the Colorado Springs land and building. To the extent we determine there are indicators of impairment in future periods, additional write-downs may be required.

Accounting for Stock Based Compensation

Through the end of fiscal 2005, we accounted for stock based compensation in accordance with the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000. For options granted to employees, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We had no options granted to employees in which the market price of the underlying stock exceeded the exercise price on the date of grant.

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

During September 2005, we accelerated the vesting of employee stock options to purchase 3.8 million shares of common stock, with exercise prices greater than $5.27. Excluded from this action were any options granted in the prior twelve months and options held by outside directors. At the time of the action, our reported Nasdaq National Market closing price was $1.87; therefore at the time of the acceleration of vesting there was no intrinsic value for those options affected.

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

In accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, the Company was required to account for certain shares to be issued under the plan through January 31, 2005 using the variable method of accounting with corresponding stock-based compensation expense recorded for the difference between the fair value of the stock at the end of the six month purchase interval and the offering period purchase prices. Therefore, the Company recorded stock-based employee compensation expense of $0.5 million and $5.4 million during the fiscal years ended September 30, 2005 and 2004, respectively, related to the employee stock purchase. The corresponding stock-based compensation expense is recognized in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. As of September 30, 2005 all tax benefits are subject to a 100% valuation allowance.

Impact of Recent Accounting Pronouncements

In November 2004, FASB issued SFAS No.151, “Inventory Costs, an amendment of ARB 43, Chapter 4,” (“SFAS 151”) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS 151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on “normal capacity.” The provisions of this Statement are effective for inventory costs incurred during our first quarter of fiscal 2006. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

Cash Equivalents, Short-term and Long-term Investments

Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Our investments are made in accordance with an investment policy approved by the Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are recorded at amortized cost, while available-for-sale investments are recorded at fair value. We did not have any held-to-maturity investments at September 30, 2005.

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

Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2005, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

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

In October 2004, in connection with the redemption of our 2005 Debentures, we terminated our only remaining interest rate swap agreement with a notional value of $119.7 million for $0.6 million. Therefore, as of September 30, 2005, we did not have any interest rate swap agreements in place.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS

VITESSE SEMICONDUCTOR CORPORATION:

We have audited the consolidated financial statements of Vitesse Semiconductor Corporation and subsidiaries (the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vitesse Semiconductor Corporation’s and subsidiaries internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated December 12, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

(signed) KPMG LLP

Los Angeles, California

December 12, 2005

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and 2004

	September 30,
	2005	2004
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,138	$20,865
Short-term investments (principally marketable securities)	8,862	162,260
Accounts receivable, net of allowances of $2,589 and $1,632 in 2005 and 2004, respectively	30,403	36,447
Inventories, net	35,158	41,162
Restricted cash	8	6,600
Restricted deposits	—	48,217
Prepaid expenses and other current assets	7,485	9,524

Total current assets	105,054	325,075

Property and equipment, net	58,074	74,403
Goodwill, net	223,691	218,880
Other intangible assets, net	15,225	24,212
Other assets	9,292	16,448

	$411,336	$659,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$7,355	$2,003
Current portion of convertible subordinated debt, due 2005, including premium of $529	—	132,746
Current portion of deferred gain	—	891
Current portion of accrued restructuring	2,020	12,311
Accounts payable	20,188	17,789
Accrued expenses and other current liabilities	14,911	16,906
Deferred revenue	5,929	6,869
Income taxes payable	699	1,077

Total current liabilities	51,102	190,592

Long-term accrued restructuring	—	1,242
Deferred gain on derivative instrument	4,319	4,319
Other long-term liabilities	1,146	1,146
Long-term debt and capital leases	2,770	—
Convertible subordinated debt, due October 2024	96,700	90,000
Minority interest	772	1,481
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 218,858,254 and 212,885,307 shares at September 30, 2005 and 2004, respectively	2,203	2,146
Additional paid-in-capital	1,450,901	1,441,490
Unearned compensation	(64)	(1,764)
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(1,198,512)	(1,071,633)

Total shareholders’ equity	254,527	370,238

	$411,336	$659,018

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2005	2004	2003
	(in thousands except per share amounts)
Revenues	$190,778	$218,775	$156,371
Costs and expenses:
Cost of revenues	91,143	78,720	73,163
Engineering, research and development	101,443	108,533	110,145
Selling, general and administrative	50,127	47,053	54,020
Impairment of long-lived assets	50,553	—	—
Restructuring costs	10,475	886	54,030
Employee stock purchase plan compensation	527	5,420	—
In-process research and development	—	3,700	3,000
Amortization of intangible assets	9,345	8,902	5,051

Total costs and expenses	313,613	253,214	299,409

Loss from operations, before other income (expense), net	(122,835)	(34,439)	(143,038)

Interest income	1,212	2,439	4,580
Interest expense	(3,516)	(8,517)	(7,194)
Gain (loss) on extinguishment of debt	—	(191)	16,550
Other income (expense)	(1,672)	7,095	(2,017)

Other income (expense), net	(3,976)	826	11,919

Loss from continuing operations before income taxes	(126,811)	(33,613)	(131,119)
Income tax expense (benefit)	68	(548)	60

Loss from continuing operations	(126,879)	(33,065)	(131,179)
Loss from discontinued operations	—	—	(36,010)

Net loss	$(126,879)	$(33,065)	$(167,189)

Net loss per share—basic and diluted:
Continuing operations—basic and diluted	$(0.59)	$(0.15)	$(0.64)
Discontinued operations—basic and diluted	(0.00)	(0.00)	(0.18)

Net loss per share—basic and diluted	$(0.59)	$(0.15)	$(0.82)

Shares used in per share computations:
Basic and diluted	216,130	215,726	203,801

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years ended September 30, 2005, 2004 and 2003

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance, September 30, 2002	200,158,511	$2,009	$1,400,254	$(48,431)	$252	$(871,379)	$482,705
Net loss	—	—	—	—	—	(167,189)	(167,189)
Change in net unrealized gains on investments	—	—	—	—	(250)	—	(250)

Comprehensive loss							(167,439)

Exercise of stock options	3,061,747	31	2,057	—	—	—	2,088
Shares issued under Employee Stock Purchase Plan	3,130,284	31	5,477	—	—	—	5,508
Shares issued in business combinations	5,530,229	56	26,944		—	—	27,000
Issuance of earnout shares issued in business combination	989,460	14	2,855	(2,653)	—	—	216
Stock options issued in business combination	—	—	11,343	(2,681)	—	—	8,662
Compensation related to discontinued operations	—	—	113	—	—	—	113
Reversal of unearned compensation related to terminations	—	—	(5,670)	5,670	—	—	—
Amortization of unearned compensation	—	—	—	26,655	—	—	26,655

Balance, September 30, 2003	212,870,231	$2,141	$1,443,373	$(21,440)	$2	$(1,038,568)	$385,508
Net loss	—	—	—	—	—	(33,065)	(33,065)
Change in net unrealized gains on investments	—	—	—	—	(3)	—	(3)

Comprehensive loss							(33,068)

Exercise of stock options	2,716,197	28	4,012	—	—	—	4,040
Shares issued under Employee Stock Purchase Plan	3,908,606	39	7,205	—	—	—	7,244
Compensation expense related to Employee Stock Purchase Plan	—	—	5,420	—	—	—	5,420
Shares issued in business combinations	384,782	4	2,723	—	—	—	2,727
Repurchase of common shares	(6,890,000)	(69)	(19,912)	—	—	—	(19,981)
Refund of restricted shares issued in business combination	(264,130)	(2)	2	—	—	—	—
Issuance of earnout shares issued in business combination	159,621	5	(4369)	555	—	—	121
Compensation related to discontinued operations	—	—	356	—	—	—	356
Reversal of unearned compensation related to terminations	—	—	(1,250)	1,250	—	—	—
Amortization of unearned compensation	—	—	—	17,871	—	—	17,871

Balance, September 30, 2004	212,885,307	$2,146	$1,441,490	$(1,764)	$(1)	$(1,071,633)	$370,238
Net loss	—	—	—	—	—	(126,879)	(126,879)
Change in net unrealized gains on investments	—	—	—	—	—	—	—

Comprehensive loss							(126,879)

Exercise of stock options	1,929,018	18	1,814	—	—	—	1,832
Shares issued under Employee Stock Purchase Plan	3,695,354	38	6,928	—	—	—	6,966
Compensation expense related to Employee Stock Purchase Plan	—	—	527	—	—	—	527
Shares issued in conversion of debt	178	—	20	—	—	—	20
Issuance of earnout shares issued in business combination	348,397	1	348	—	—	—	349
Compensation related to discontinued operations	—	—	(25)	—	—	—	(25)
Reversal of unearned compensation related to terminations	—	—	(201)	201	—	—	—
Amortization of unearned compensation	—	—	—	1,499	—	—	1,499

Balance, September 30, 2005	218,858,254	$2,203	$1,450,901	$(64)	$(1)	$(1,198,512)	$254,527

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(126,879)	$(33,065)	$(131,179)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation and amortization	39,359	39,514	36,628
Restructuring charge and other non-cash charges	63,872	1,005	76,527
Gain on derivative instruments	(840)	(3,123)	(2,857)
Amortization of debt issue costs and debt discount	676	1,243	1,119
Amortization of deferred compensation	1,499	17,993	24,063
Other compensation expense	851	6,011	285
Purchased in-process research and development	—	3,700	3,000
Gain on extinguishments of debt	—	(191)	(16,550)
Gain on sale of fixed assets	—	(3,235)	—
Changes in assets and liabilities:
(Increase) decrease in, net of effects of business combinations:
Accounts receivable, net	6,044	(559)	2,066
Inventories, net	6,004	(16,095)	1,378
Prepaid expenses and other current assets	49,246	(4,686)	3,625
Other assets	3,439	2,434	2,314
Increase (decrease) in, net of effects of business combinations:
Accounts payable	2,399	6,217	4,174
Accrued expenses and other current liabilities	(1,685)	(2,573)	4,334
Accrued restructuring	(5,865)	(9,444)	(9,227)
Income taxes payable	(121)	(402)	790

Net cash provided by operating activities	37,999	4,744	490

Cash flows from investing activities:
Purchases of investments	(103,497)	(1,091,791)	(611,663)
Proceeds from sale of investments	256,895	1,115,983	625,230
Capital expenditures	(79,275)	(19,590)	(19,103)
Sale of fixed assets and other long term assets	—	17,400	—
Restricted cash	6,600	(6,600)	—
Payment for business combinations, net of cash acquired	(7,790)	(59,483)	16,125
Other	113	610	441

Net cash provided by (used in) investing activities	73,046	(43,471)	11,030

Cash flows from financing activities:
Principal payments under long-term debt and capital leases	(124,695)	(4,297)	(198)
Net proceeds from issuance of long-term debt	19,495	87,300	—
Repurchase of convertible subordinated debt	(12,370)	(62,833)	(51,052)
Deferred gain on derivative instrument	—	—	3,284
Repurchase of common stock	—	(19,981)	—
Proceeds from issuance of common stock, net	8,798	11,284	7,596

Net cash provided by (used in) financing activities	(108,772)	11,473	(40,370)

Increase (decrease) in cash and cash equivalents	$2,273	$(27,254)	$(28,850)
Cash used in discontinued operations	—	—	(32,999)

Net increase (decrease) in cash and cash equivalents	2,273	(27,254)	(61,849)

Cash and cash equivalents at beginning of year	20,865	48,119	109,968
Cash and cash equivalents at end of year	$23,138	$20,865	$48,119

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,014	$7,518	$6,075
Income taxes	$189	$333	$371
Supplemental disclosures of non-cash transactions:
Issuance of stock for business combinations	$—	$2,727	$27,217
Issuance of stock options in business combinations	$—	$—	$8,662
Minority interest limited partners’ share of impaired other long-term investments	$736	$36	$3,139
Acquisition of equipment	$—	$3,072	$28,738
Write down of equipment	$7,369	$—	$—

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

Revenue Recognition.    In accordance with Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101), as well as SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, (iii) products are shipped to customers, which is when title and risk of loss transfers to the customer, and (iv) collection of the resulting receivable is reasonably assured. Revenue from development contracts is recognized upon attainment of specific milestones established under customer contracts. Revenue from products deliverable under development contracts, including design tools and prototype products, is recognized upon delivery. Costs related to development contracts are expensed as incurred. The Company records reductions to revenue for estimated product returns and pricing adjustments, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data and other known factors at the time. Actual returns could be different from these estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. Certain of the Company’s production revenues are made to a major distributor under an agreement allowing for pricing credits and right of return on products unsold. Accordingly, the Company defers recognition of revenue on such products until the products are sold by the distributor to the end user. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. The Company assessed whether a price is fixed or determinable based upon the payment terms and whether the sales price is subject to an adjustment. Shipping documents are used to verify product shipment. Collectibility of accounts receivable is assessed based primarily upon the creditworthiness of the customer determined by credit checks and analysis, as well as customer’s payment history.

Allowance for Doubtful Accounts.    The Company also maintains an allowance for doubtful accounts for estimated losses resulting from a customer’s inability to meet its financial obligations to us. The Company

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience.

Cash Equivalents and Investments.    The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Investments with maturities over three months and up to one year are considered short-term investments and investments with maturities over one year are considered long-term investments. Cash equivalents and investments are principally comprised of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. The Company classifies its securities included under investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. All maturities of debt securities classified as held-to-maturity are within three years. Marketable securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments, net of any related tax effect, are included as a separate component of shareholders’ equity.

In fiscal 2005, 2004 and 2003, the Company purchased $12.4 million, $62.9 million and $68.6 million, respectively, aggregate principal amount of its 4% Convertible Subordinated Debentures due March 2005 at prevailing market prices, for an aggregate of approximately $12.4 million, $62.8 million, and $51.1 million, respectively. Due to the significant increase in cash outflow, it was necessary that the Company liquidate certain investments. As a result, as of September 30, 2005, 2004 and 2003, all investments were classified as available-for-sale, and thus, the Company reported an unrealized loss of $0.3 million in fiscal 2003, as a separate component of shareholders’ equity. The reclassification adjustments are immaterial.

Inventories.    Inventories are stated at the lower of cost or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred, until the product is proven through testing and acceptance by the customer. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, the Company provides appropriate reserves for such excess inventory. If the determination is made that inventory is obsolete, these inventories are written off in the period the determination is made. Inventories are shown net of reserves of $7.8 million and $6.1 million at September 30, 2005 and 2004, respectively.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes.    The Company accounts for income taxes pursuant to the provisions of SFAS No. 109. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations. As of September 30, 2005, all deferred tax assets are subject to a 100% valuation allowance.

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

Because the Company incurred losses in the years ended September 30, 2005, 2004 and 2003, the effect of dilutive securities totaling 80,242,621, 70,663,579, and 49,678,788 equivalent shares, respectively, has been excluded in net loss per share, as their impact would be antidilutive.

Financial Instruments.    The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s carrying value of cash equivalents, short-term investments, restricted deposits, accounts receivable, long-term investments, accounts payable and long-term debt approximates fair value because the instrument has a short-term maturity or because the applicable interest rates are comparable to current investing or borrowing rates of those instruments. The fair value of the Convertible Subordinated Debentures due March 2005 was $132.2 million and $189.5 million as of September 30, 2004 and 2003, respectively, and the fair value of the Convertible Subordinated Debentures due October 2024 was $96.7 million and $90.0 million as of September 30, 2005 and 2004, respectively.

Derivative Instruments and Hedging Activities.    The Company utilizes interest rate swap agreements to manage interest rate exposures in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133 (“SFAS 138”). As of September 30, 2005, the Company did not have any such agreements outstanding. As of September 30, 2004, the Company had one such interest rate swap agreement outstanding and had designated it as a fair-value hedge. Accordingly, the changes in fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. Gains or losses realized on the termination of interest rate swap agreements are being recognized in earnings over the remaining term of the respective long-term debt.

Long-lived Assets.    The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset, or fair market value. Assets held for sale are recorded at the lesser of fair value or carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

The following tables illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	2005	2004	2003
Net loss as reported	$(126,879)	$(33,065)	$(167,189)
Add: Stock-based employee compensation expense included in reported net loss	2,001	23,291	26,655
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	(41,589)	(52,303)	(65,373)
Adjusted net loss	$(166,467)	$(62,077)	$(205,907)
Net loss per share as reported—basic and diluted	$(0.59)	$(0.15)	$(0.82)
Adjusted net loss per share—basic and diluted	$(0.77)	$(0.28)	$(1.01)

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has an employee stock purchase plan for all eligible employees. In accordance with EITF 97-12, Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, the Company was required to account for certain shares to be issued under the plan through January 31, 2005 using the variable method of accounting with corresponding stock-based compensation expense recorded for the difference between the fair value of the stock at the end of the six month purchase interval and the offering period purchase prices. Therefore, the Company recorded stock-based employee compensation expense of $0.5 million and $5.4 million during the fiscal years ended September 30, 2005 and 2004, respectively, related to the employee stock purchase. The corresponding stock-based compensation expense is recognized in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Acceleration of Vesting of Certain Stock Options.    In September 2005, the Company accelerated the vesting of employee stock options to purchase 3.8 million shares of common stock, with exercise prices greater than $5.27. Excluded from this action were any options granted in the prior twelve months and options held by outside directors. At the time of the action, the Company’s reported Nasdaq National Market closing price was $1.87; therefore at the time of the acceleration of vesting there was no intrinsic value for those options affected.

Use of Estimates.    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications.    Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE 2—BUSINESS COMBINATIONS

During the three years ended September 30, 2005, the Company completed a number of business combinations. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. The consideration for each transaction has been allocated using valuations based on the fair value of the tangible and intangible assets and liabilities acquired with the difference recorded as goodwill. With the adoption of SFAS 142, effective October 1, 2001, goodwill and other intangible assets, principally workforce, remaining as of September 30, 2001 was assessed for impairment upon adoption and are no longer amortized. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In January 2005, the Company entered into an agreement with Adaptec, Inc, under the terms of which, the Company agreed to employ approximately 45 selected Adaptec employees, to license certain technology and intellectual property, and to purchase certain assets related to Adaptec’s development of SAS RAID on Chip (“SAS ROC”) products in exchange for $1.5 million in cash. During the June quarter, the Company completed the purchase price allocation based on the fair values of tangible and intangible assets and liabilities acquired. The allocation included $1.1 million for certain fixed assets, and $0.4 million for developed technology, an identifiable intangible asset, which is being amortized over its estimated useful life of 4 years. The operations of Adaptec are included in our operating results from the date of acquisition.

On February 3, 2004, the Company acquired all of the equity interests of Cicada Semiconductor Corporation (“Cicada”). The purchase price for this acquisition was $65.5 million in cash, $0.3 million of which was refunded to us in August 2005 pursuant to the Cicada stockholders’ obligations to indemnify us for certain losses. Cicada

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is a supplier of gigabit Ethernet transceivers to developers of high-speed communications systems used in local area networks. During the quarter ended June 30, 2004, the Company completed the purchase price allocation based on fair values of tangible and intangible assets and liabilities acquired. The allocation included net liabilities of $1.6 million, in process research and development (“IPR&D”) of $3.7 million which was charged to expense, identifiable intangibles of $13.9 million, and excess consideration of $42.9 million, which increased to $49.2 million upon the release of the $6.3 million escrow to Cicada shareholders, which was recorded to goodwill. The identifiable intangibles of $13.9 million include customer relationships of $0.2 million and developed technology of $13.7 million, which are being amortized over their estimated useful lives of 17 months and 48 months, respectively. The operations of Cicada have been included in the Company’s operating results since the date of acquisition.

Pro forma consolidated results of operations for the years ended September 30, 2004 and 2003 are summarized below to reflect the acquisition of Cicada as if it had occurred on October 1, 2002 (in thousands):

	(Unaudited) Years ended September 30,
	2004	2003
Revenues	$220,430	$159,629
Loss from continuing operations	(39,150)	(142,167)
Net loss	(39,150)	(178,177)
Net loss per share—basic and diluted	$(0.18)	$(0.87)

In addition to the purchase price, the acquisition agreement with Cicada obligated the Company to pay up to an additional compensation of up to $6.0 million based on continued employment of certain Cicada employees over the four year period following the acquisition. This amount is being ratably charged to expense over the four year period.

In January 2003, the Company acquired all of the equity interests of APT Technologies, Inc., in exchange for an aggregate of approximately $10.0 million in cash and stock and the assumption of stock options. As of September 30, 2005, approximately $8.9 million had been paid in cash and stock, with the remaining $1.1 million of consideration to be paid in cash and/or stock in June 2007. In connection with the acquisition, the Company recorded an IPR&D charge of $1.0 million. The Company acquired APT Technologies to enable it to enter the emerging SATA market for enterprise storage.

In August 2003, the Company acquired all of the outstanding equity interests of Multilink in exchange for approximately 4.4 million shares of common stock valued at $23.3 million, the issuance of stock options and warrants to purchase approximately 2.0 million shares of common stock valued at $8.4 million, and acquisition related expenditures of $0.5 million. In connection with the acquisition, the Company recorded an IPR&D charge of $2.0 million. The Company acquired Multilink in order to gain access to an experienced team of system, mixed signal and digital design engineers who had successfully developed products for OC-192 transport, Forward Error Correction, 10 Gigabit Ethernet and high speed backplanes, as well as to acquire a family of products that was already in production.

The related purchased IPR&D for each of the abovementioned transactions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimated relevant market sizes and growth factors, expected industry trends, the anticipated nature and

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

timing of new product introductions by the Company and its competitors, individual product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue.

Pro forma results of operations for the above-mentioned transactions, except for Multilink, have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

Pro forma consolidated results of operations for the year ended September 30, 2003 are summarized below to reflect the acquisition of Multilink as if it had occurred on October 1, 2002 (in thousands):

(Unaudited) Years ended September 30, 2003
Revenues	$160,127
Loss from continuing operations	(174,913)
Net loss	(210,983)
Net loss per share—basic and diluted	$(1.04)

The pro forma consolidated results of operations include the following nonrecurring items: IPR&D charges of $3.0 million and restructuring charges of $54.0 for the year ended September 30, 2003.

The total consideration, including acquisition costs, was allocated based on the estimated fair values of the net assets acquired on the respective acquisition dates as follows:

	Adaptec	Cicada	Multilink	APT	Total
	(in thousands)
Tangible assets	$1,085	$2,485	$21,470	$74	$25,114
Intangible assets:
Customer relationships	—	200	2,000	500	2,700
Goodwill	—	49,180	13,330	7,118	69,628
Technology	379	13,700	5,000	7,000	26,079
Unearned compensation	—	—	1,749	931	2,680
In process research and development	—	3,700	2,000	1,000	6,700
Liabilities Assumed	—	(4,085)	(13,880)	(4,324)	(22,289)

	$1,464	$65,180	$31,669	$12,299	$110,612

For many of the purchase acquisitions included in the table above the Company has issued unvested shares and assumed unvested options to continuing employees of each acquisition, with vesting to occur as compensation for future employment services with Vitesse. Typically these shares or options vest ratably over a four-year period from the date of grant, as long as the employee option holder remains an employee of Vitesse. As a result, the Company has recorded unearned compensation based on the value of certain unvested shares and options of the Company issued to effect each acquisition. The intrinsic value of the unvested options issued to APT and Multilink were allocated to unearned compensation. Unearned compensation is being recognized as compensation expense over the respective remaining future service period.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s total goodwill (in thousands):

	September 30,
	2005	2004
Gross carrying amount	$218,880	$175,539
Goodwill acquired	—	42,880
Additional liabilities	(1,507)	461
Release of Cicada escrow	6,318	—

Total goodwill	$223,691	$218,880

The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance
September 30, 2005
Customer relationships	$3,513	$(2,569)	$944
Technology	37,544	(23,263)	14,281
Covenants not to compete	4,000	(4,000)	—

Total	$45,057	$(29,832)	$15,225

September 30, 2004
Customer relationships	$3,513	$(1,879)	$1,634
Technology	37,165	(14,587)	22,578
Covenants not to compete	4,000	(4,000)	—

Total	$44,678	$(20,466)	$24,212

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal Year	Amount
2006	$7,912
2007	5,849
2008	1,426
2009	38
Thereafter	—

Total	$15,225

The Company only operates within one reporting unit as defined by SFAS 142. Therefore, allocation of goodwill is not required.

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company recognizes an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on a market approach. Fair value of other intangible assets and long-lived assets is determined by undiscounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value. There was no impairment of goodwill during fiscal 2005, fiscal 2004 or fiscal 2003. Future goodwill impairment tests may result in charges to earnings.

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

Selected operating results were as follows:

	Year ended
	September 30, 2005	September 30, 2004	September 30, 2003
Loss from operations of discontinued operations	$—	$—	$(17,920)
Loss from impairment of long lived assets and other intangible assets	—	—	(17,260)
Allocated goodwill	—	—	(830)

Loss from discontinued operations	$—	$—	$(36,010)

Loss from operations of discontinued operations includes stock-based compensation of $2.6 million in the year ended September 30, 2003.

NOTE 5—RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

Restructuring Costs Fiscal 2003

In June 2003, the Company announced a workforce reduction and restructuring plan. The June 2003 restructuring program focused on the planned closure of the Colorado Springs, Colorado wafer fabrication facility. As a result of implementing the restructuring plan, the Company incurred a charge of $52.6 million in fiscal 2003 and $0.3 million in fiscal 2004. The June 2003 restructuring program was comprised of the following components:

Workforce reduction—The Company terminated 92 employees, which included 67 from manufacturing operations, 6 from sales and marketing, and 19 from research and development operations in June 2003. These terminations resulted in severance payments of approximately $1.4 million. The workforce charge for fiscal 2003 was determined based on SFAS No. 112.

Impairment of Assets—The charge of $27.4 million included the write-down of the Colorado Springs facility manufacturing equipment and prepaid maintenance contracts associated with that equipment. The charge was determined based on the held and used classification under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). Under this classification, when a decision has been made to abandon an asset group, all of the long-lived assets and certain identifiable intangibles in that group to be disposed of are tested for impairment.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2004 the Company entered into an agreement to sell certain manufacturing equipment from its Colorado Springs fabrication facility with a net book value of $14.2 million for net proceeds of $17.4 million, resulting in a gain of $3.2 million which is included in other income (expense). The Company continues to use the land and facility as office space, instead of a fabrication facility. The remaining manufacturing assets remain decommissioned in Colorado Springs.

January 2005 Restructuring Program

During the quarter ended March 31, 2005, in response to changing market conditions, the Company’s Board of Directors approved a plan to restructure the Company (the “January 2005 Program”). The restructuring included the cessation of certain development activities, the termination of employees, as well as closure of two design centers that were focused primarily on areas that the Company elected not to pursue. As a result of implementing this restructuring plan, the Company incurred a charge of $10.3 million in fiscal 2005. The January 2005 Program was comprised of the following components:

Workforce reduction—The Company terminated 97 employees, which included 87 from research and development operations, 5 from manufacturing operations, 3 from sales and marketing and 2 from general and administration functions. These employees were notified during January and March 2005. The total charge for workforce reduction was $1.0 million.

Excess Facilities—As a result of this restructuring program, the Company closed its Richardson, Texas design center as of February 28, 2005 and its New Jersey design center as of March 31, 2005. The charge of $0.5 million consisted of 100% of the estimated future obligations for those sites.

Impairment of Assets—The impairment of assets charge of $8.8 million includes the write-down of certain excess fixed assets, including computer equipment and test equipment. The charge consisted of $2.6 million and $0.2 million to write off all of the excess fixed assets from the New Jersey design center and Richardson design center, respectively, $4.7 million of tooling for cancelled programs, and $1.3 million of excess test equipment that was previously used to support engineering operations.

The Company has substantially completed the activities contemplated by the January 2005 Program. The Company has not disposed of the surplus leased facilities, but instead expects to continue to pay the remaining lease liabilities until the terms are reached. The impaired assets are decommissioned and expected to remain idle for an indefinite period of time.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A combined summary of the restructuring programs is a follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Settlement Costs	Impairment of Assets	Building impairment	Total
Balance at September 30, 2002	$1,578	$3,404	$31,507	$—	$—	$36,489

Charged to expense	1,419	1,390	—	27,447	23,774	54,030
Non-cash amounts	—	—	—	(27,447)	(23,774)	(51,221)
Cash payments	(1,646)	(2,081)	(10,867)	—	—	(14,594)
Multilink accrued restructuring	—	3,219	—	—	—	3,219

Balance at September 30, 2003	1,351	5,932	20,640	—	—	27,923

Charged to expense	354	532	—	—	—	886
Non-cash amounts	—	—	—	—	—	—
Cash payments	(1,580)	(3,662)	(10,014)	—	—	(15,256)

Balance at September 30, 2004	$125	$2,802	$10,626	$—	$—	$13,553
Charged to expense	1,015	686	—	8,774	—	10,475
Non-cash amounts	—	—	(7,369)	(8,774)	—	(16,143)
Cash payments	(1,140)	(2,319)	(2,406)	—	—	(5,865)

Balance at September 30, 2005	$—	$1,169	$851	$—	$—	$2,020

In connection with the acquisition of Multilink, the Company accrued restructuring costs of $3.2 million related to excess facilities during fiscal 2003. In addition during fiscal 2005, the Company recorded a $0.2 million adjustment to sublease income estimates related to the Multilink restructuring charge. Prior to fiscal 2003, the Company had additional restructuring programs in place. During fiscal 2003, the Company incurred an additional restructuring charge of $0.3 million for excess facilities charges related to the fiscal 2001 restructuring plan and $1.1 million related to the fiscal 2002 restructuring plan, which amounts are included in the above table.

Contract termination costs represent charges recorded in fiscal 2002 for purchase commitments related to unused licenses of non-cancelable software contracts and the residual value guaranteed under certain equipment operating leases. No additional charges were recorded in the period ended September 30, 2005.

Other Special Charges

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Live Assets, requires that long-lived assets (asset groups) shall be tested for recoverability whenever events or change in circumstances indicate that its carrying amount may not be recoverable. The Company’s continued losses and weakening business conditions indicated a need for quarterly testing commencing in the quarter ended March 31, 2005. When performing the test for the quarters ended March 31, 2005 and June 30, 2005, the sum of the projected undiscounted cash flows exceeded the carrying value of the fixed assets and identifiable intangible assets. However, when the same test was performed in September, as a result of reduced revenue projections, the sum of the undiscounted cash flows was below the carrying value. Therefore, the Company performed, with the assistance of independent valuation experts, tests to determine if an impairment loss existed. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Utilizing a fair value standard as set forth in SFAS 144 as of September 30, 2005, management determined an impairment of $49.4 million existed for certain manufacturing and test equipment, which is included in the results from operations for fiscal 2005. Additionally, the Company recorded a $1.2 million impairment charge related to certain fixed assets that were deemed to be impaired during the review of fixed assets purchased as part of a lease buyout.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2005, the Company wrote off $1.9 million of inventory against the inventory reserves. This write-off resulted from significantly reduced forecasts from customers for certain legacy products that the Company had previously discontinued, but which the Company had built in anticipation of future demand. The Company also increased the inventory reserves during fiscal 2005 by $3.6 million related to obsolescence and lower-of-cost-or-market. These charges are included in costs of revenues.

During the quarter ended June 30, 2003, the Company wrote off $6.8 million of GaAs inventory. As a result of the planned closure of the GaAs fabrication facility in Colorado Springs and as a result of the decision to exit the GaAs manufacturing process, the Company notified customers and requested final forecasts and purchase orders from these customers. Based on the customers’ responses, and required commitments to purchase the inventory in the near future, the Company determined that it had excess GaAs inventory on hand. As a result, the Company recorded a charge of $6.8 million, which is included in cost of revenues in fiscal 2003. During the fourth quarter of fiscal 2003 the Company also recorded a charge of $5.2 million to write-down various equity investments held by Vitesse Venture Fund to their estimated fair market values. This charge is included “Other Income (expenses)” in the statement of operations for fiscal 2003. The Company’s policy is to assess the carrying values of individual investments within these funds every quarter. In the absence of a public market for these investments, the Company considers several factors to arrive at net realizable value such as the investee’s financial condition, its financial projections, valuation levels for any recently completed financings, qualitative analyses of the market in which it operates and changes in valuations of comparable publicly traded companies. Based on several changes in underlying facts and circumstances related to these portfolio companies, including deteriorating market conditions, financings at reduced valuations and changes in control, the Company recorded adjustments to the carrying value of certain companies in its venture funds’ portfolios.

NOTE 6—BALANCE SHEET DETAIL

The following tables provide details of selected balance sheet items (in thousands):

	September 30,
	2005	2004
Inventories, Net:
Raw materials	$2,141	$9,049
Work in process	17,952	15,367
Finished goods	15,065	16,746

Total	$35,158	$41,162

Property and Equipment, Stated at Cost:
Machinery and equipment	$95,606	$118,389
Furniture and fixtures	2,332	2,323
Computer equipment	44,405	63,628
Leasehold improvements	10,239	9,160
Land	3,442	3,442
Buildings	3,447	3,447

	159,471	200,389
Less accumulated depreciation and amortization	101,397	125,986

Total	$58,074	$74,403

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in property and equipment are items not yet placed in service of $0.2 million and $12.8 million as of September 30, 2005 and 2004, respectively, which are included in machinery and equipment

	September 30,
	2005	2004
Other Assets:
Debt issue costs	$1,978	$3,480
Long term prepaid maintenance	1,881	4,461
Cost basis investments in venture backed technology companies	2,643	4,837
Other investments	1,602	2,324
Other assets	17	580
Long term deposits	1,171	766

Total	$9,292	$16,448

Accrued Expenses and Other Current Liabilities:
Accrued vacation	$3,598	$3,922
Accrued salaries, wages and bonuses	2,832	2,673
Other	8,481	10,311

Total	$14,911	$16,906

NOTE 7—DEBT

On September 22, 2004, the Company issued $90.0 million in aggregate principal amount of its 1.5% Convertible Subordinated Debentures due 2024 (“2024 Debentures”), to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. Net proceeds received by the Company, after costs of issuance, were approximately $86.9 million. On October 15, 2004 the Company issued an additional $6.7 million in aggregate principal amount of its 2024 Debentures to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. Net proceeds received by the Company from the October issuance, after costs of issuance, were approximately $6.5 million. The 2024 Debentures are unsecured obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, including indebtedness under the Company’s amended senior credit facility. Interest is payable in arrears semiannually on October 1 and April 1 of each year, beginning April 1, 2005. The 2024 Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $3.92 per share, subject to adjustment. This results in an initial conversion rate of approximately 255.1020 shares of common stock per $1,000 principal amount of the debentures. Upon conversion, the Company will have the option to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company may redeem the 2024 Debentures after October 1, 2007 if its stock price is at least 170% of the conversion price, or approximately $6.67 per share, for 20 trading days within any 30 consecutive trading day period, and may also redeem the 2024 Debentures beginning October 1, 2009 without being subject to such condition. In addition, holders of the 2024 Debentures have the right to require the Company to repurchase the 2024 Debentures on October 1 of 2009, 2014 and 2019. Holders also have the option, subject to certain conditions, to require the Company to repurchase any debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the years ended September 30, 2005 and 2004, interest expense relating to the debentures was $1.5 million and $30,000, respectively. At September 30, 2005 outstanding debentures were $96.7 million.

In March of fiscal 2000, the Company issued $720.0 million aggregate principal amount of its 4% Convertible Subordinated debentures due March 2005. Net proceeds received by the Company, after costs of

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance, were approximately $702.0 million. Interest was payable in arrears semiannually on March 15 and September 15 of each year, beginning September 15, 2000. The debentures were convertible into the Company’s common stock at approximately $112.19 per share, subject to certain adjustments. Since March 15, 2003, the notes could have been redeemed at the Company’s option at specified redemption prices. For the years ended September 30, 2004 and 2003, interest expense relating to the debentures aggregated $7.2 million and $5.6 million, respectively. At September 30, 2004 and 2003, outstanding debentures were $132.2 million and $195.1 million, respectively. As of September 30, 2004, the carrying amount of the notes amounting to $132.2 million and the $0.5 million fair market value of the interest rate swap were classified as current portion of long-term debt.

In fiscal 2003, the Company purchased $68.6 million principal amount of its debentures at prevailing market prices, resulting in a gain of approximately $16.5 million.

In fiscal 2004, the Company purchased $62.9 million principal amount of its debentures at prevailing market prices, resulting in a loss of approximately $0.2 million.

In fiscal 2005, the Company purchased $12.4 million principal amount of its debentures at prevailing market prices, for an aggregate amount of approximately $12.4 million.

Other long-term debt at September 30, 2005 and 2004 consists of the following (in thousands):

	September 30,
	2005	2004
Capital lease liabilities, interest ranging from 6.5% to 7.0% per annum and maturing through 2007	$10,062	$—
Term loan, interest at 4.02% per annum and maturing April 2005	—	693
Software and equipment financing, secured by equipment, interest ranging from 4.75% to 8.03% per annum and maturing through 2006	63	1,040
Software and equipment financing, secured by equipment, interest at 5.5% per annum and maturing through September 2005	—	270

	10,125	2,003
Less current portion	7,355	2,003

	$2,770	$0

Prior to September 30, 2004, the Company was party to several lease agreements to lease equipment. All of these leases had initial terms of three to five years and options to renew for an additional one to three years. The Company had the option to purchase the equipment at the end of the initial lease term, or the end of each renewal period for the lessor’s original cost. During the year ended September 30, 2005, the Company elected to purchase the equipment. As a result, the Company recorded the assets at their cost of $60.3 million less $7.4 million of accrued restructuring impairment related to those assets that was recorded in fiscal 2002. In connection with the termination of the original leases, $48.2 million of restricted cash was returned to the Company, and subsequently used for payment of the equipment. The Company paid additional cash of $4.3 million, and entered into a $7.8 million two year capital lease. Additionally, the Company financed the purchase of $3.3 million and $1.9 million of test equipment which is also included in capital lease liabilities. Both leases include a bargain purchase option, and title transfers at the end of the lease term.

In connection with the acquisition of Cicada, the Company assumed $1.1 million of vendor financing for software and equipment purchases entered into by Cicada during 2004 and 2003. These financing agreements bear interest at 5.5% per annum and matured through September 2005.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of Multilink, the Company assumed a term loan of $2.1 million due April 30, 2005, bearing interest at 4.02% per annum. In addition, the Company also assumed $3.1 million of vendor financing for software and equipment purchases entered into by Multilink during 2002 and 2001. These financing agreements bear interest ranging from 4.75% to 8.03% per annum and matured through August 23, 2005. The underlying assets collateralize the vendor financing.

The Company has a $25 million unsecured revolving line of credit agreement with a bank, which expires in March 2006. As of September 30, 2005, the Company was not in compliance with a covenant related to this line of credit. Effective December 2, 2005, the bank waived the non-compliance of the covenant. Additionally, on December 2, 2005, the Company received a commitment letter from the bank to renew the line of credit, with a new expiration date of March 2007. The commitment is only subject to satisfactory loan documentation. The agreement provides for interest to be paid monthly at the bank’s prime rate plus 100 basis points or Libor rate plus 350 basis points. The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement and is prohibited from paying dividends without the consent of the bank. As of September 30, 2005 and 2004, respectively letters of credit outstanding under a sublimit of the revolving line of credit aggregated $1.9 million and $4.4 million.

Maturities of long-term debt subsequent to September 30, 2005 are as follows (in thousands):

Years ending September 30:
2006	$7,355
2007	2,770
2008	—
2009	—
Thereafter	96,700

$106,825

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In fiscal 2003, the Company entered into several interest-rate related derivative instruments to manage its exposure on its debt instruments. The Company does not enter into derivative instruments for trading or speculative purposes.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses fixed debt to finance its operations. The debt obligation exposes the Company to variability in the fair value of debt due to changes in interest rates. Management believes it is prudent to limit the variability. To meet this objective, management entered into interest rate swap agreements during fiscal 2003 to manage fluctuations in debt resulting from interest rate risk and designated these agreements as hedging instruments in a fair value hedging relationship under SFAS No. 133. These swaps changed the fixed-rate exposure on the debt to variable. Under the terms of the interest rate swaps, the Company receives fixed interest rate payments and makes variable interest rate payments, thereby managing the value of debt.

Changes in the fair value of the interest rate swaps designated as hedging instruments that effectively offset the fair value variability associated with fixed-rate, long-term debt are reported in interest expense as a yield adjustment of the hedged debt.

Interest expense for the year ended September 30, 2003 includes a de minimus amount of net loss representing fair value hedge ineffectiveness arising from slight differences between the fair value change in the interest rate swaps and the change in fair value of the hedged debt obligation.

Since fiscal 2002, the Company has recorded deferred gains totaling $12.4 million as a result of the termination of certain interest rate swap agreements. These gains were amortized over the respective remaining term of the convertible subordinated debentures due March 2005. For the years ended September 30, 2005, 2004 and 2003, the Company recognized gains of $0.9 million, $4.1 million and $2.8 million, respectively.

In the quarter ended September 30, 2004, the Company recorded a net loss on a partial termination of the swap agreement in conjunction with buying back the related subordinated debentures totaling $0.5 million.

As of September 30, 2005, the Company had no interest rate swap agreements in place.

NOTE 9—SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan.    The Company has an employee stock purchase plan for all eligible employees. Under the plan, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of the lower of the fair market value at the beginning of the twenty-four month offering period and end of the six-month purchase interval. Employees purchase such stock using payroll deductions and annual contributions which may not exceed 20% of their compensation, including commissions and overtime, but excluding bonuses. On January 26, 2004, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 13.0 million shares to 21.5 million shares of common stock. In fiscal 2005, 2004 and 2003, 3,695,354, 3,908,606 and 3,130,284 shares, respectively, were issued under the plan at average prices of $1.89, $1.85 and $1.76. At September 30, 2005, 2,484,914 shares were reserved for future issuance.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the 2001 Plan, the number of shares reserved under the Plan automatically increases by a number of shares equal to 4.0% of the Company’s common stock outstanding at the end of each fiscal year. Under all stock option plans, a total of 60,153,033 shares of common stock have been reserved for issuance as of September 30, 2005 (which increased to 68,957,031 effective October 1, 2005 pursuant to the terms of the 2001 Plan) and 5,114,136 (which increased to 13,918,134 effective October 1, 2005 pursuant to the terms of the 2001 Plan) remained available for future grant.

Activity under the employee stock option plans and Director’s Plan for fiscal 2005, 2004 and 2003 is as follows:

	Number of Shares	Option Price Per Share	Aggregate
	(in thousands)
Options outstanding at September 30, 2002	40,999,759	$.01–80.19	$574,180
Options:
Granted	14,728,068	.24–5.52	23,532
Exercised	(3,061,747)	.01–7.27	(2,088)
Canceled or expired	(6,716,773)	.18–80.19	(104,268)

Options outstanding at September 30, 2003	45,949,307	$.01–80.19	$491,356

Options:
Granted	7,078,871	2.23–8.70	41,044
Exercised	(2,716,197)	.01–7.27	(4,040)
Canceled or expired	(4,321,452)	.24–80.19	(50,930)

Options outstanding at September 30, 2004	45,990,529	$.18–80.19	$477,430
Options:
Granted	16,769,100	2.05–3.85	43,506
Exercised	(1,929,018)	.18–2.98	(1,832)
Canceled or expired	(5,791,714)	.24–78.75	(44,971)

Options outstanding at September 30, 2005	55,038,897	$.18–209.36	$474,133

During fiscal 2003, the Company recorded unearned compensation related to stock options granted to founders and employees of certain acquired companies of $5.3 million. Such amounts are being amortized over the related vesting period, generally four years. Amortization of unearned compensation for the years ended September 30, 2005, 2004 and 2003 was $1.5 million, $17.9 million and $26.7 million, respectively.

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of September 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of September 30, 2005	Weighted Average Exercise Price
$ 0.18–$ 2.58	21,995,849	8.03	$1.98	7,989,704	$0.97
$ 2.60–$ 7.27	17,512,490	6.67	$6.40	13,859,991	$6.75
$ 7.32–$ 35.91	14,306,604	4.14	$17.91	13,940,188	$17.94
$39.25–$209.36	1,223,954	5.98	$50.96	1,223,854	$50.96

$ 0.18–$209.36	55,038,897	6.54	$8.61	37,013,737	$11.18

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The per share value of options granted in connection with stock option plans and rights granted in connection with employee stock purchase plans reported below has been estimated at the date of grant with the following weighted average assumptions:

	Stock Option Plan Shares			Employee Stock Purchase Plan Shares
	2005	2004	2003	2005	2004	2003
Average expected life (years)	5.70	4.97	4.98	0.49	1.23	0.68
Expected volatility	86%	75%	101%	50%	75%	106%
Risk-free interest rate	4.35%	3.31%	3.29%	4.13%	1.98%	1.22%
Dividends	—	—	—	—	—	—
Weighted average fair values	$1.76	$4.34	$0.69	$0.74	$1.07	$1.04

NOTE 10—INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

	September 30,
	2005	2004	2003
Income tax expense (benefit) from continuing operations:
Current:
Federal	$72	$—	$(30)
State	23	(821)	(37)
Foreign	(27)	273	127

	$68	$(548)	$60
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—
Total:
Federal	$72	$—	$(30)
State	23	(821)	(37)
Foreign	(27)	273	127

Total income tax expense (benefit) from continuing operations	$68	$(548)	$60

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax benefit from discontinued operations was $0 in fiscal 2005, 2004 and 2003.

The actual income tax expense (benefit) differs from the expected tax expense (benefit) computed by applying the federal corporate tax rate of 35% for the years ended September 30, 2005, 2004 and 2003, to loss from continuing operations as follows (in thousands):

	September 30,
	2005	2004	2003
Expected tax benefit	$(44,384)	$(11,765)	$(45,944)
State income taxes, net of federal benefit	(4,072)	(64)	(4,244)
Rate differential on foreign income taxes	6,239	3,772	4,209
Research and development credits	(490)	(586)	(806)
In-process research and development	—	1,295	1,050
Reversal of exposure reserve	91	(1,062)	—
Increase in valuation allowance	42,807	7,784	45,305
Other	(123)	78	490

	$68	$(548)	$60

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets are summarized as follows (in thousands):

	September 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$304,812	$286,949
Research and development tax credits	24,412	23,719
Allowances and reserves	30,191	28,270
Deferred compensation	17,880	17,369
Depreciation and amortization	38,671	16,028
California manufacturers’ investment credit	4,512	4,512
Other	2,824	2,769

Gross deferred tax assets	423,302	379,616
Less valuation allowance	(423,302)	(379,616)

Deferred tax asset	$—	$—

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portions or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is not more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. Accordingly, the Company has recorded a valuation allowance against its entire net deferred tax asset during the year ended September 30, 2005.

Consolidated U. S. loss from continuing operations before taxes was ($99.1) million, ($13.3) million and ($19.4) million for the years ended September 30, 2005, 2004 and 2003, respectively. The corresponding loss before taxes for non U.S. based operations was ($27.7) million, ($20.3) million and ($111.7) million for the years ended September 30, 2005, 2004, and 2003, respectively.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has cumulative losses from its foreign subsidiaries.

As of September 30, 2005, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $752.2 million, $548.4 million, and $156.3 million, respectively, which are available to offset future taxable income. The federal and state carryforward periods are through 2025 and 2015, respectively, while the foreign net operating loss carryforwards have various carryforward periods in several jurisdictions. Additionally the Company had research and development tax credit carryforwards for federal and state income tax purposes of $18.5 million and $10.5 million, respectively, which are available to offset future income taxes, if any, through 2025.

During the years ended September 30, 2005 and 2004, respectively, the Company included $10.1 million and $9.1 million in deferred tax assets related to stock options, which if recognized through a reduction of the valuation allowance will be recorded to additional paid in capital.

During the years ended September 30, 2004 and 2003, the Company recorded $10.4 million and $38.3 million, respectively, of deferred tax assets through the acquisition of Cicada and Multilink, which if recognized through a reduction of the valuation allowance will be recorded to goodwill.

NOTE 11—SIGNIFICANT	CUSTOMERS, CONCENTRATION OF CREDIT RISK AND SEGMENT INFORMATION

The Company’s end customers generally are engaged in the design and/or manufacture of high technology products either recently introduced or not yet introduced to the marketplace. The Company ships certain products to contract manufacturers of its end customers and through distributors. The allocation of revenues that follows is based on end customer rather than contract manufacturer or distributor. In fiscal 2005, one customer accounted for 12% of total revenues and 15% of total trade receivables as of September 30, 2005. In fiscal 2004, no customer accounted for greater than 10% of total revenues and total trade receivables as of each year end. In fiscal 2003, one customer accounted for 16% of total revenues and 17% of total trade receivables at September 30, 2003.

The Company has one reportable operating segment as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Substantially all long-lived assets are located in the United States.

The Company principally targets three markets within the communications and storage industries: storage, Ethernet, and networking.

Within the storage industry the Company specifically addresses enterprise-class mass storage systems, switches, servers and host bus adaptors, which today are primarily based on the Fibre Channel protocol. Products in this area include physical layer devices such as serializers/deserializers (SerDes), port bypass circuits, enclosure management controllers and fabric switches.

The Company’s Ethernet products target systems within LANs that are designed to deliver high speed interconnections between buses, backplanes, servers and switches using the Gigabit Ethernet protocol. Ethernet products include transceivers, switches and Media Access Controllers.

The Company’s networking products are targeted at telecommunications and enterprise systems. Telecommunications systems, typically marketed by large communications equipment companies and sold to communications service providers, include add-drop multiplexers, digital cross connects and carrier-class routers and switches. Products designed for this market include framers, mappers, fabric switches, TSI switches and physical layer devices. Products targeting the enterprise space include transceivers, SerDes, network processors, fabric switches and physical media devices.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from storage products were $55.8 million, $89.6 million and $82.9 million in fiscal 2005, 2004 and 2003, respectively. Revenues from Ethernet products were $24.5 million, $8.9 million and $2.5 million in fiscal 2005, 2004 and 2003, respectively. Revenues from products targeting the networking market were $110.5 million, $120.3 million and $71.0 million in fiscal 2005, 2004 and 2003, respectively.

Revenues are summarized by geographic area as follows (in thousands):

	2005	2004	2003
United States	$78,661	$119,002	$109,782
Japan	18,256	24,469	18,416
Canada	4,226	5,171	3,509
Singapore	54,340	30,830	8,743
Hong Kong	9,498	15,484	5,409
United Kingdom	16,511	10,459	1,949
Other	9,286	13,360	8,563

	$190,778	$218,775	$156,371

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

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain machinery and equipment under noncancellable operating leases that expire through fiscal 2009. Capital leases are for machinery and equipment.

Future minimum lease payments under noncancelable operating leases and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
Year ending September 30:
2006	$3,189	$7,688
2007	1,713	2,943
2008	1,396	—
2009	433	—

	$6,731	$10,631
Less portion representing interest		(569)
Total capital lease obligation, including current portion		10,062

Rent expense under operating leases totaled $5.8 million, $8.8 million, and $6.3 million for the years ended September 30, 2005, 2004 and 2003, respectively. The net book value of property and equipment under capital lease was $9.4 million at September 30, 2005. Capital lease obligations are included in long-term debt (see Note 7 of the Notes to the Consolidated Financial Statements).

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2005 and 2004 was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal Year 2005:		(1)		(2)
Revenues	$44,459	$47,158	$50,971	$48,190	$190,778
Loss from operations, before other income (expense)	(16,285)	(26,221)	(11,340)	(68,989)	(122,835)
Net loss	(17,215)	(28,898)	(11,836)	(68,930)	(126,879)
Net loss per share—diluted (3)	(0.08)	(0.13)	(0.05)	(0.32)	(0.59)
Weighted average shares—diluted	213,296	215,408	216,607	218,546	216,130

Fiscal Year 2004:		(4)	(5)
Revenues	$50,312	$56,034	$60,417	$52,012	$218,775
Loss from operations, before other income (expense)	(7,439)	(16,562)	(7,183)	(3,255)	(34,439)
Net loss	(7,950)	(17,451)	(4,560)	(3,104)	(33,065)
Net loss per share—diluted	(0.04)	(0.08)	(0.02)	(0.01)	(0.15)
Weighted average shares—diluted	213,563	215,652	217,109	216,872	215,726

(1)	Results include a $10.4 million restructuring charge which consists of $1.0 million charge for severance, $0.7 million charge for office closures, and $8.7 million charge for impairment of property and equipment, and a $1.1 million charge for the write down of impaired manufacturing equipment.
(2)	Results include a $49.4 million charge for the impairment of long-lived assets.
(3)	Net income (loss) per share is computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal
(4)	Results include a $0.2 million restructuring charge in connection with workforce reduction and office closures.
(5)	Results include a $0.6 million restructuring charge in connection with workforce reduction and office closures.

NOTE 15—SUBSEQUENT EVENT (UNAUDITED)

In October 2005, the Company’s Board of Directors approved a plan to restructure the Company (the “October 2005 Program”). The restructuring includes the cessation of certain development activities, the termination of employees, as well as consolidation of excess facilities. The Company is in the process of determining the total restructuring charge, as well as the expected impact on operations.

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

Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our quarter ended September 30, 2005 as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

The management of Vitesse Semiconductor Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of its internal control over financial reporting as of September 30, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on our assessment we believe that, as of September 30, 2005, our internal control over financial reporting is effective based on those criteria.

Our Independent Registered Public Accounting Firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting. The report of KPMG LLP appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS

VITESSE SEMICONDUCTOR CORPORATION:

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that Vitesse Semiconductor Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for each of the years in the three year period ended September 30, 2005 and our report dated December 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Los Angeles, California

December 12, 2005

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is set forth under the caption “Nominees for the Board of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, with respect to directors, and under the caption “Executive Officers of the Registrant” in Part 1 of this report, with respect to executive officers.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

Item 11.    Executive Compensation

Information concerning executive compensation is set forth under the captions “Compensation of Executive Officers” and “Director Compensation” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is set forth under the captions “Principal Ownership of Vitesse Semiconductor Corporation Common Stock” and “Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

Information concerning our principal accountant fees and services is set forth under the caption “Proposals You May Vote on—Proposal 3: Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

All other schedules are omitted because they are not applicable or are not required.

3.	Exhibits:

See Item 15(c) below.

(b)	Reports on Form 8-K

On July 21, 2005 we furnished a report on Form 8-K under items 2.02 and 9.01 disclosing that we announced our financial results for the quarter ended June 30, 2005 and attaching the corresponding press release.

On September 30, 2005 we filed a report on Form 8-K under Item 1.01 disclosing the entry into a definitive material agreement, where the Board of Directors approve the accelerated vesting of certain unvested options.

(c)	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

3.1	(1)	Certificate of Incorporation of Registrant, as amended to date.

3.2	(2)	Bylaws of Registrant as amended to date.

4.1	(3)	Specimen of Company’s Common Stock Certificate.

4.2	(1)	Indenture, dated as of March 13, 2000, between the Company and State Street Bank and Trust Company of California, N.A., as Trustee.

4.3	(1)	Resale Registration Rights Agreement, dated as of March 13, 2000, between the Company and Lehman Brothers Inc., Goldman, Sachs & Co. and Prudential Securities Incorporated.

4.4	(4)	Indenture, dated as of September 22, 2004, between the Company and U.S. Bank National Association, as Trustee.

10.1	(3)	1989 Stock Option Plan.

10.2	(3)	1991 Stock Option Plan.

10.3	(3)	1991 Employee Stock Purchase Plan.

10.4	(3)	1991 Directors’ Stock Option Plan.

10.5	(5)	2001 Stock Incentive Plan.

10.6	(6)	Form of Stock Option Agreement for options issued pursuant to the 2001 Stock Incentive Plan.

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1		Certification Pursuant to 18 U.S.C. § 1350

(1)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2000.
(2)	Incorporated by reference from the Company’s current report on Form 8-K filed on December 2, 2004.
(3)	Incorporated by reference from the Company’s registration statement on Form S-1 (File no. 33-43548), effective December 10, 1991.
(4)	Incorporated by reference from the Company’s current report on Form 8-K filed on September 23, 2004.
(5)	Incorporated by reference from the Company’s registration statement on Form S-8 (File no. 333-55466), effective February 13, 2001.
(6)	Incorporated by reference from the Company’s annual report on Form 10-K for the period ended September 30, 2004.

(d)	Financial Statement Schedules

See Item 15(a) above.

VITESSE SEMICONDUCTOR CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

Years ended September 30, 2005, 2004 and 2003

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Year ended September 30, 2005
Deducted from Inventories:
Reserve for obsolescence	$6,145	$3,560	$1,924	$7,781
Deducted from Accounts Receivable:
Allowance for doubtful accounts	346	35	300	81
Allowance for sales returns	1,286	5,827	4,605	2,508
Year ended September 30, 2004
Deducted from Inventories:
Reserve for obsolescence	$1,208	$4,937	$—	$6,145
Deducted from Accounts Receivable:
Allowance for doubtful accounts	798	(65)	387	346
Allowance for sales returns	1,931	1,868	2,513	1,286
Year ended September 30, 2003
Deducted from Inventories:
Reserve for obsolescence	$8,588	$—	$7,380	$1,208
Deducted from Accounts Receivable:
Allowance for doubtful accounts	9,288	1,922	10,412	798
Allowance for sales returns	5,500	300	3,869	1,931

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION

By:	/s/ YATIN MODY
Yatin Mody Vice President, Finance & Chief Financial Officer

Date: December 12, 2005

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LOUIS R. TOMASETTA Louis R. Tomasetta	President and Chief Executive Officer (Principal Executive Officer)	December 12, 2005

/S/ YATIN MODY Yatin Mody	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 12, 2005

/S/ VINCENT CHAN Vincent Chan	Director	December 12, 2005

/S/ JAMES A. COLE James A. Cole	Director	December 12, 2005

/S/ ALEX DALY Alex Daly	Director	December 12, 2005

/S/ MOSHE GAVRIELOV Moshe Gavrielov	Director	December 12, 2005

/S/ JOHN C. LEWIS John C. Lewis	Chairman of the Board of Directors	December 12, 2005