Form 10-Q
period 2005-12-31
VITESSE SEMICONDUCTOR CORP
filed 2006-02-08
CIK 880446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No ☒

As of January 31, 2006, there were 221,430,002 shares of the registrant’s $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

PART I

FINANCIAL INFORMATION

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$27,367	$23,138
Short-term investments (principally marketable securities)	1,684	8,862
Accounts receivable, net of allowances of $2,955 and $2,589 as of December 31, 2005 and September 30, 2005, respectively	32,962	30,403
Inventories, net	35,140	35,158
Prepaid expenses and other current assets	6,994	7,493

Total current assets	104,147	105,054

Property and equipment, net	54,912	58,074
Goodwill, net	223,691	223,691
Other intangible assets, net	14,638	15,225
Other assets	9,781	9,292

Total assets	$407,169	$411,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$6,768	$7,355
Current portion of accrued restructuring	1,376	2,020
Deferred gain on sale of asset	294	—
Accounts payable	23,354	20,188
Accrued expenses and other current liabilities	15,139	14,911
Deferred revenue	7,551	5,929
Income taxes payable	782	699

Total current liabilities	55,264	51,102

Deferred gain on sale of asset	2,641	—
Deferred gain on derivative instrument	4,319	4,319
Other long-term liabilities	1,146	1,146
Long-term debt and capital leases	1,443	2,770
Convertible subordinated debt, due October 2024	96,700	96,700
Minority interest	781	772
Shareholders’ equity:
Common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 219,200,615 and 218,858,254 shares on December 31, 2005 and September 30, 2005, respectively	2,209	2,203
Additional paid-in capital	1,455,283	1,450,901
Unearned compensation	(48)	(64)
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(1,212,568)	(1,198,512)

Total shareholders’ equity	244,875	254,527

Total liabilities and shareholders’ equity	$407,169	$411,336

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	December 31, 2005	December 31, 2004
Revenues	$53,011	$44,459
Costs and expenses:
Cost of revenues	23,073	20,198
Engineering, research and development	24,184	24,874
Selling, general and administrative	15,536	11,827
Restructuring costs	1,327	—
Employee stock purchase plan compensation	—	1,468
Amortization of intangible assets	2,237	2,377

Total costs and expenses	66,357	60,744

Loss, before other expense, net	(13,346)	(16,285)

Interest income	132	640
Interest expense	(665)	(1,570)
Other income	51	258

Other expense, net	(482)	(672)

Loss, before income taxes	(13,828)	(16,957)
Income tax expense	228	258

Net loss	$(14,056)	$(17,215)

Net loss per share – basic and diluted:	$(0.06)	$(0.08)

Shares used in per share computations:
Basic and diluted	218,893	213,296

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net loss	$(14,056)	$(17,215)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,842	9,903
Amortization of debt issue costs	331	548
Amortization of deferred compensation	16	511
Other compensation expense	—	1,631
Share-based compensation expense	3,735	—
Gain on derivative instruments	—	(840)
Restructuring charge	1,327	—
Change in operating assets and liabilities:
Accounts receivable, net	(2,559)	(2,614)
Inventories, net	18	101
Prepaid expenses and other current assets	333	18,538
Other assets	(654)	(130)
Accounts payable	1,716	3,452
Accrued expenses and other current liabilities	1,850	(330)
Accrued restructuring	(1,963)	(1,730)
Income taxes payable	83	204

Net cash (used in) provided by operating activities	(1,981)	12,029

Cash flows from investing activities:
Purchases of investments	(1,200)	(92,275)
Proceeds from sale of investments	8,378	230,144
Capital expenditures	(5,290)	(27,104)
Sale of fixed assets	5,774	—
Payment for asset purchase	(200)	—
Other	9	30

Net cash provided by investing activities	7,471	110,795

Cash flows from financing activities:
Principal payments under convertible subordinated debt and long-term debt	(1,914)	(120,698)
Proceeds from issuance of long-term debt	—	6,505
Repurchase of convertible subordinated debt	—	(12,370)
Repurchase of common stock issued	(348)	—
Proceeds from issuance of common stock, net	1,001	642

Net cash used in financing activities	(1,261)	(125,921)

Increase (decrease) in cash and cash equivalents	4,229	(3,097)
Cash and cash equivalents at beginning of period	23,138	20,865

Cash and cash equivalents at end of period	$27,367	$17,768

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$861	$901

Income taxes	$178	$54

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and include the accounts of Vitesse Semiconductor Corporation and its subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated. In management’s opinion, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim financial statements. This report should be read in conjunction with the audited financial statements presented in the 2005 Annual Report on Form 10-K. Footnotes and other disclosures that would substantially duplicate the disclosures in the Company’s audited financial statements for fiscal year 2005 contained in the Annual Report have been omitted. The interim financial information herein is not necessarily representative of the results to be expected for any subsequent period.

Revenue Recognition

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as well as Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, (iii) products are shipped to customers, which is when title and risk of loss transfers to the customer, and (iv) collection of the resulting receivable is reasonably assured. Revenue from development contracts is recognized upon attainment of specific milestones established under customer contracts. Revenue from products deliverable under development contracts, including design tools and prototype products, is recognized upon delivery. Costs related to development contracts are expensed as incurred. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data and other known factors at the time. Actual returns could be different from these estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. Certain of the Company’s product revenues are from a major distributor under an agreement allowing for pricing credits and right of return on products unsold. Accordingly, the Company defers recognition of revenue on such products until the products are sold by the distributor to the end user. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. The Company assesses whether a price is fixed or determinable based upon the payment terms and whether the sales price is subject to an adjustment. Shipping documents are used to verify product shipment. Collectibility of accounts receivable is assessed based primarily upon the creditworthiness of the customer determined by credit checks and analysis, as well as customer’s payment history.

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, the Company provides appropriate reserves for such excess inventory. If the determination is made that inventory is obsolete, these inventories are written off in the period the determination is made. Inventories are shown net of reserves of $10.9 million and $7.8 million at December 31, 2005, and September 30, 2005, respectively.

Goodwill and Other Intangible Asset

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“SFAS 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires intangible assets, other than goodwill, to be amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to ten years.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of the FASB’s Statement No. 109 (“SFAS 109”). Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations. As of December 31, 2005, all of the Company’s deferred tax assets are subject to a 100% valuation allowance.

Computation of Net Income (Loss) per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes certain dilutive potential common shares outstanding, as their effect is antidilutive on loss from continuing operations. Dilutive potential common shares consist of employee stock options, convertible subordinated debentures, and consideration for a business acquisitions that is payable in stock or cash at the Company’s option.

Because the Company incurred losses in the quarters ended December 31, 2005 and 2004, the effect of dilutive securities totaling 79,464,678 and 83,849,029 equivalent shares, respectively, has been excluded in net loss per share, as their impact would be antidilutive.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Note 2. Accounting for Stock-Based Compensation

On October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, (“SFAS 123R”). Prior to October 1, 2005, the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with APB Opinion No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarter ended December 31, 2005, includes: i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and ii) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.

As a result of adopting SFAS 123R in the quarter ended December 31, 2005, net loss for the first quarter of fiscal 2006 is $3.7 million lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25 as the Company did in the comparable period a year ago. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards.

As of December 31, 2005, the Company has the following share-based compensation plans:

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. For offering periods beginning prior to December, 2005, employees may purchase shares of the Company’s common stock at six-month intervals at 85% of the lower of the fair market value at the beginning of the twenty-four month offering period and the end of the six-month purchase interval. For offering periods beginning after December 2005, employees may purchase shares of the Company’s common stock at 85% of the lesser of the fair market value on the first day of the offering period or on the last day of the period, and each offering period has a maximum duration of 6 months. Employees purchase such stock using payroll deductions and annual contributions which may not exceed 20% of their compensation, including commissions and overtime, but excluding bonuses. No more than 5,000 shares may be purchased on any purchase date per employee. On January 26, 2004, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance under the plan from 13.0 million shares to 21.5 million shares of common stock. Through December 31, 2005, 19,015,086 shares had been purchased under the plan. As of December 31, 2005, the total unrecognized compensation cost related to the plan was $0.2 million and is expected to be recognized over a weighted average period of approximately six months. At December 31, 2005, 2,484,914 shares were reserved for future issuance.

Stock Option Plans

The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees. Options generally vest and become exercisable at the rate of 25% per year. The exercise price of the Company’s employee stock options is generally equal to the fair market value of the underlying shares of common stock on the date of grant. The term of options is generally 10 years.

On January 23, 2001, the Company’s shareholders approved the adoption of the Company’s 2001 Stock Incentive Plan (“the 2001 Plan”) which replaced the 1991 Stock Option Plan that expired in August 2001 and the Director’s Plan that expired in January 2002. The 2001 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant to employees, consultants and directors of nonstatutory stock options and certain other stock-based awards as determined by the Board of Directors or Compensation Committee.

Pursuant to the 2001 Plan, the number of shares reserved under the Plan automatically increases by a number of shares equal to 4.0% of the Company’s common stock outstanding at the end of each fiscal year. Under all stock option plans, a total of 68,957,031 shares of common stock have been reserved for issuance as of December 31, 2005 and 12,001,127 remained available for future grant.

The following table summarizes stock option activity during the first quarter of fiscal 2006 under the employee stock option plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2005	55,038,897	$8.61
Options:
Granted	4,299,150	2.39
Exercised	(690,758)	1.45
Canceled	(1,691,385)	10.07

Options outstanding at December 31, 2005	56,955,904	$8.48	6.44	$7,301

Exercisable at December 31, 2005	37,361,335	$10.83	5.62	$7,278

As of December 31, 2005, there was $33.9 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 4.68 years. The total intrinsic value of options exercised in the first quarter of fiscal 2006 and fiscal 2005 was $.5 million and $1.2 million, respectively. The fair value of options vested in the first quarter of fiscal 2006 was $5.9 million.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table set forth below. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of our stock.

For options granted prior to October 1, 2005, and valued in accordance with SFAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility of the Company’s stock; the Company used the ratable vested method for expense attribution; and the Company recognized option forfeitures as they occurred as allowed by SFAS 123.

For options granted after October 1, 2005, and valued in accordance with SFAS 123R, the Company used the ratable method for expense attribution, estimated forfeitures and only recognized expense for those shares expected to vest. The estimated forfeiture rate in the first quarter of fiscal 2006, based on the historical forfeiture experience, was approximately 7.64%.

	Stock Option Plans Three months ended		Employee Stock Purchase Plan Three months ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Average expected life (years)	4.68	4.97	0.49	1.23
Expected volatility	87%	75%	50%	75%
Risk-free interest rate	4.45%	3.31%	4.13%	1.98%
Dividends	—	—	—	—

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted above and below. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If its actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be materially different.

The weighted-average grant-date per share fair value of options granted in the first quarter of fiscal 2006 and fiscal 2005 was $1.65 and $1.62, respectively. The weighted-average estimated per share fair value of shares granted under the Employee Stock Purchase Plan in the first quarter of fiscal 2006 and fiscal 2005 was $.65 and $1.00, respectively.

During September 2005, we accelerated the vesting of employee stock options to purchase 3.8 million shares of common stock, with exercise prices greater than $5.27. Excluded from this action were any options granted in the prior twelve months and options held by outside directors. At the time of the action, our reported Nasdaq National Market closing price was $1.87; therefore at the time of the acceleration of vesting there was no intrinsic value for those options affected. We believe that such options had limited economic value and were not offering sufficient incentive to the employees when compared to the potential future expense of $6.8 million that would have been required to be recorded in future periods under FAS 123R had the options not been accelerated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under its stock option plans, non-vested stock awards granted and shares issued under the Employee Stock Purchase Plan in the first quarter of fiscal 2005. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes option valuation model and amortized to expense over the options’ vesting periods.

(in thousands, except per share amounts)	December 31, 2004
Net loss as reported	$(17,215)
Add: Stock-based employee compensation expense included in reported net loss	2,142
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	(9,345)
Pro forma net loss	$(24,418)
Net loss per share as reported—basic and diluted	$(0.08)
Pro forma net loss per share—basic and diluted	$(0.11)

Note 3. Restructuring Costs

October 2005 Restructuring Program

During the quarter ended December 31, 2005, the Company implemented a restructuring program to align its costs with its projected revenues (the “October 2005 Program”). As a result of implementing the October 2005 Program, the Company incurred a charge of $1.3 million in the quarter ended December 31, 2005. The October 2005 Program was comprised of the following components:

Workforce reduction – The Company terminated 70 employees, which included 47 from engineering, research and development operations, 7 from manufacturing operations, 13 from sales and marketing and 3 from general and administrative functions. These employees were notified during October 2005. The total charge for workforce reduction was $1.3 million, with payments expected to be complete by the quarter ending March 31, 2006.

Excess Facilities – As a result of this restructuring program, the Company closed its Castle Rock, Colorado design center as of November 1, 2005. The charge of $23,000 consisted of the November 2005 rent and the lease buyout related to this facility.

Impairment of Assets – The impairment of assets charge of $8,000 includes the write-down of certain excess fixed assets located at the Castle Rock, Colorado location.

A combined summary of all of the Company’s historical restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Termination Costs	Impairment of Assets	Total
Balance at September 30, 2005	$—	$1,169	$851	$—	$2,020
Charged to expense	1,296	23	—	8	1,327
Non cash amounts	—	—	—	(8)	(8)
Cash payments	(976)	(557)	(430)	—	(1,963)

Balance at December 31, 2005	$320	$635	$421	$—	$1,376

Note 4. Long-Term Debt

On September 22, 2004 the Company issued $90.0 million in aggregate principal amount of its 1.5% Convertible Subordinated Debentures due 2024 (“2024 Debentures”), to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. Net proceeds received by the Company, after costs of issuance, were approximately $86.9 million. On October 15, 2004 the Company issued an additional $6.7 million in aggregate principal amount of its 2024 Debentures to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. Net proceeds received by the Company from the October issuance, after costs of issuance, were approximately $6.5 million. The 2024 Debentures are unsecured obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, including indebtedness under the Company’s amended senior credit facility. Interest is payable in arrears semiannually on October 1 and April 1 of each year. The 2024 Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $3.92 per share, subject to adjustment. This results in an initial conversion rate of approximately 255.1020 shares of common stock per $1,000 principal amount of the debentures. Upon conversion, the Company will have the option to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company may redeem the 2024 Debentures after October 1, 2007 if its stock price is at least 170% of the conversion price, or approximately $6.67 per share, for 20 trading days within any 30 consecutive trading day period, and may also redeem the 2024 Debentures beginning October 1, 2009 without being subject to such condition. In addition, holders of the 2024 Debentures will have the right to require the Company to repurchase the 2024 Debentures on October 1 of 2009, 2014 and 2019. Holders will also have the option, subject to certain conditions, to require the Company to repurchase any debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the quarters ended December 31, 2005 and December 31, 2004, interest expense relating to the debentures was $0.4 million. At December 31, 2005, there was $96.7 million principal amount of the debentures outstanding.

Note 5. Purchase of Assets

On November 30, 2005, the Company entered into an agreement with Infinera Corporation (“Infinera”), under the terms of which, the Company purchased certain assets related to Infinera’s development of certain technology and products. As of December 31, 2005, the Company had committed to pay $1.7 million for developed technology, an identifiable intangible asset.

Note 6. Goodwill and Other Intangible Assets

The following table presents the Company’s goodwill (in thousands):

	December 31, 2005	September 30, 2005
Gross carrying amount	$223,691	$223,691

The following table presents details of the Company’s total other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Balance
December 31, 2005
Customer relationships	$3,513	$(2,694)	$819
Technology	39,194	(25,375)	13,819
Covenants not to compete	4,000	(4,000)	—

Total	$46,707	$(32,069)	$14,638

September 30, 2005
Customer relationships	$3,513	$(2,569)	$944
Technology	37,544	(23,263)	14,281
Covenants not to compete	4,000	(4,000)	—

Total	$45,057	$(29,832)	$15,225

The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year	Amount
Remainder of fiscal 2006	$6,019
2007	6,261
2008	1,839
2009	476
Thereafter	43

Total	$14,638

The Company only operates within one reporting unit as defined by SFAS 142. Therefore, allocation of goodwill is not required.

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company recognizes an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on a market approach. Fair value of other intangible assets and long-lived assets is determined by undiscounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value. There was no impairment of goodwill during the three months ended December 31, 2005 and December 31, 2004. Future goodwill impairment tests may result in charges to earnings.

Note 7. Inventories, net

Inventories consist of the following (in thousands):

	December 31, 2005	September 30, 2005
Raw materials	$2,590	$2,141
Work in process and finished goods	32,550	33,017

	$35,140	$35,158

Note 8. Sale-leaseback

In December 2005, we sold a building and land located in Camarillo, California, to a third party for total cash consideration of $6.0 million, less transaction expenses of $0.2 million. In addition, we entered into a lease agreement whereby we would leaseback this building from the buyer for 10 years, commencing December 29, 2005. Pursuant to the lease agreement, the lessor held back $1.5 million of the consideration for the sale of the building for tenant improvements. As result of this transaction, we recorded a deferred gain of $2.9 million as of December 31, 2005, which will be amortized over the life of the lease beginning in the quarter ending March 31, 2006.

Note 9. Significant Customers, Concentration of Credit Risk and Segment Information

The Company generally sells its products to customers engaged in the design and/or manufacture of high technology products either recently introduced or not yet introduced to the marketplace. Substantially all the Company’s trade accounts receivable are due from such sources. In the first quarter of fiscal 2006, no customer accounted for greater than 10% of total revenues. In the first quarter of fiscal 2005, one customer, EMC Corporation, accounted for greater than 10% of total revenues.

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

Revenues from storage products were $15.0 million and $12.1 million in the first quarters of fiscal 2006 and 2005, respectively. Revenues from Ethernet products were $9.0 million and $4.5 million in the first quarters of fiscal 2006 and 2005, respectively. Revenues from products targeting the networking market were $29.0 million and $27.9 million in the first quarters of fiscal 2006 and 2005, respectively.

Revenues within the United States accounted for 40% and 44% of total revenues in the first quarters of fiscal 2006 and 2005, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), in particular, in “Results of Operations—Revenues”, “—Cost of Revenues”, “—Liquidity and Capital Resources” and is subject to the safe harbor created by that section. Factors that management believes could cause results to differ materially from those projected in the forward looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Operating Results.”

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

Significant Events

October 2005 Restructuring Program

In October 2005, we implemented a restructuring program to align our costs with our projected revenues (the “October 2005 Program”). As a result of implementing this restructuring plan, we incurred a charge of $1.3 million in the quarter ended December 31, 2005. The October 2005 Program was comprised of the following components:

Workforce reduction – We terminated 70 employees, which included 47 from engineering, research and development operations, 7 from manufacturing operations, 13 from sales and marketing and 3 from general and administrative functions. These employees were notified during October 2005. The total charge for the workforce reduction was $1.3 million, with payments expected to be complete by the quarter ending March 31, 2006.

Excess Facilities – In connection with the October 2005 Program, we closed our Castle Rock, Colorado design center as of November 1, 2005. The charge of $23,000 consisted of the November 2005 rent and the lease buyout related to this facility.

Impairment of Assets – The impairment of assets charge of $8,000 includes the write-down of certain excess fixed assets located at the Castle Rock, Colorado location.

We have substantially completed the activities contemplated by the October 2005 Program. The remaining severance payments are expected to be complete by March 2005.

A combined summary of our historical restructuring programs is as follows (in thousands):

	Workforce Reduction	Excess Facilities	Contract Termination Costs	Impairment of Assets	Total
Balance at September 30, 2005	$—	$1,169	$851	$—	$2,020
Charged to expense	1,296	23	—	8	1,327
Non cash amounts	—	—	—	(8)	(8)
Cash payments	(976)	(557)	(430)	—	(1,963)

Balance at December 31, 2005	$320	$635	$421	$—	$1,376

Contract termination costs represent charges recorded in fiscal 2002 for purchase commitments related to unused licenses of non-cancelable software contracts and the residual value guaranteed under certain equipment operating leases. No additional charges were recorded in the three months ended December 31, 2005.

Sale-leaseback

In December 2005, we sold a building and land located in Camarillo, California, to a third party for total cash consideration of $6.0 million, less transaction expenses of $0.2 million. In addition, we entered into a lease agreement whereby we would leaseback this building from the buyer for 10 years, commencing December 29, 2005. Pursuant to the lease agreement, the lessor held back $1.5 million of the consideration for the sale of the building for tenant improvements.

As result of this transaction, we recorded a deferred gain of $2.9 million as of December 31, 2005, which will be amortized over the life of the lease beginning in the quarter ending March 31, 2006.

Results of Operations

Revenues

Revenues in the first quarter of fiscal 2006 were $53.0 million, an increase of 19.2% from the $44.5 million recorded in the first quarter of fiscal 2005.

The increase in revenues between these periods was due to an overall increase in demand from our customers in all of the markets that we serve. In the fourth quarter of fiscal 2004 and first quarter of fiscal 2005, we had experienced a significant decline in revenues due to the presence of excess inventories at our customers, who purchased significant quantities of semiconductor components in anticipation of continued future growth in their end markets. During fiscal 2005, as these customer inventories started being consumed, our revenues grew in the second and third quarters but then declined sequentially in the fourth quarter of fiscal 2005. This decline was attributable to three factors. First, demand for our 2 Gb/s Fibre Channel products declined due to excess inventories at our customers, as well as the transition of storage systems from 2 Gb/s to 4 Gb/s. Secondly, the projected revenue increase for our SAS products did not materialize due to difficulties experienced by some of our customers in procuring third-party components for the same SAS systems that our products are designed into. Finally, due to an industry-wide shortage in assembly capacity, we were unable to obtain finished products from our assembly subcontractors in time to ship by the end of the fourth quarter. In the first quarter of fiscal 2006, we started seeing demand return to more normal levels for our storage and networking products as described below. Additionally, compared to the first quarter of fiscal 2005, our Ethernet revenues have grown by approximately 100% from $4.5 million to $9.0 million.

Revenues from storage products were $15.0 million in the first quarter of fiscal 2006, compared with $12.1 million in the first quarter of fiscal 2005. The increase in revenues was due to demand returning to more normal levels after undergoing a period of volatility caused by excess inventories at our customers and weaker enterprise spending between the fourth quarter of 2004 and the fourth quarter of 2005.

Revenues from Ethernet products were $9.0 million in the first quarter of fiscal 2006, compared with $4.5 million in the first quarter of fiscal 2005. In the last few years we have increasingly focused on Ethernet products targeting enterprise markets. For example, in fiscal 2001, we acquired Exbit, a developer of Ethernet switches and MACs, and in fiscal 2004, we acquired Cicada, whose physical layer products are principally targeted at customers in the enterprise LAN space. Since our acquisition of Cicada, we have invested significant effort in combining our switch and physical layer technologies to develop an integrated single-chip product. In fiscal 2005 we introduced two integrated products to the market and a significant part of the revenue increase that we saw in 2005 and continuing through the first quarter of 2006 is attributable to these products. We have also enhanced our marketing efforts by establishing a sales and marketing team that is more focused on Ethernet products and customers.

Revenues from our networking products were $29.0 million in the first quarter of fiscal 2006, compared to $27.9 million in the first quarter of fiscal 2005. The increase in revenues from these products is due to a modest increase in spending on telecommunications related equipment by communications carriers.

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

Since fiscal 2001, many of our customers have restructured operations, cut product development efforts, reduced excess component inventories and divested parts of their operations as a result of their clients’ fluctuating capital expenditure levels. We believe that even though the business environment of the markets in which we participate has shown modest signs of improvement, the pattern of revenues for the remainder of fiscal 2006 may be volatile as a result of fluctuating customer demand forecasts and inventory levels.

Cost of Revenues

Our cost of revenues was $23.1 million in the first quarter of fiscal 2006 compared to $20.2 million in the first quarter of fiscal 2005. As a percentage of total revenues, cost of revenues was 43.5% in the first quarter of fiscal 2006 and 45.4% in the first quarter of fiscal 2005. The decrease in cost of revenues as a percentage of total revenues was a result of increased revenues, and a decrease in manufacturing overhead costs due to decreased deprecation expense resulting from an impairment of long lived assets in fiscal year 2005. This reduction was slightly offset by the share-based payment charge of

$0.2 million recorded in the first quarter of fiscal 2006. In the future, cost of revenues as a percentage of revenues may fluctuate as a result of changes in demand for our products, the relative mix of products that we sell and other factors.

Engineering, Research and Development

Engineering, research and development expenses were $24.2 million in the first quarter of fiscal 2006 compared to $24.9 million in the first quarter of fiscal 2005. As a percentage of total revenues, engineering, research and development expenses were 45.6% in the first quarter of fiscal 2006 and 55.9% in the first quarter of fiscal 2005. The decrease in absolute dollars from the same period last year was primarily the result of decreased amortization of deferred and other acquisition-related compensation expense of $0.7 million as well as a decrease in employment related cost resulting from our recent restructuring. These decreases were partially offset by the increase in costs resulting from the share-based payment charge of $1.8 million recorded in the first quarter of fiscal 2006. Our engineering, research and development costs are expensed as incurred.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) were $15.5 million in the first quarter of 2006, compared to $11.8 million in the first quarter of 2005. As a percentage of total revenues, SG&A expenses were 29.3% in first quarter of fiscal 2006, compared to 26.6% in the first quarter of fiscal 2005. The increase in absolute dollars and as a percent of total revenues from the three months ended December 31, 2004 was primarily due to the share-based payment charge of $1.8 million recorded in the first quarter of fiscal 2006, as well as increased expense for salaries, legal costs and accounting fees related to Sarbanes-Oxley compliance.

Restructuring Costs

Restructuring costs were $1.3 million in the first quarter of fiscal 2006. See further discussion in “Significant Events”.

Employee Stock Purchase Plan Compensation

We have an employee stock purchase plan for all eligible employees. During the first quarter of fiscal 2005, we recorded stock-based compensation expense of $1.5 million related to certain shares purchased under the plan for the purchase interval ended January 31, 2005. See Note 1 of the Notes to the Consolidated Financial Statements, “The Company and Its Significant Accounting Policies” for further discussion.

Amortization of Intangible Assets

Amortization of other intangible assets was $2.2 million in the first quarter of fiscal 2006, compared to $2.4 million in the first quarter of fiscal 2005. The decrease in amortization expense from the comparable period a year ago is the result of several of our identifiable intangible assets that generated amortization expense in the three months ended December 31, 2004, now being fully amortized. This increase was offset by amortization expense related to our acquisitions of certain assets of Adaptec, Inc. and Infinera.

Interest Income

Interest income was $0.1 million in the first quarter of fiscal 2006 compared to $0.6 million in the first quarter of fiscal 2005. The decrease in interest income from the comparable period a year ago was the result of lower cash balances and short-term and long-term investments held throughout the period. The decrease in cash and investment balances was primarily the result of the repurchase and redemption of our 2005 Debentures during the first quarter of fiscal 2005, as well as operating cash outflow.

Interest Expense

Interest expense was $0.7 million in the first quarter of fiscal 2006 compared to $1.6 million in the first quarter of fiscal 2005. The decrease in interest expense of $0.9 million from the first quarter of fiscal 2005 was primarily the result of the repurchase and redemption of $133.1 million of our 2005 Debentures, partially offset by the interest accrued on the $96.7 million principal amount outstanding of our 2024 Debentures. Additionally, our coupon rate on our 2024 Debentures is significantly lower than that on our 2005 Debentures.

Other income

Other income was $0.1 million in first quarter of fiscal 2006 and $0.3 million in the first quarter of fiscal 2005. For the three months ended December 31, 2005, other income related to long-term equity investments that had previously been written off. For the three months ended December 31, 2004, other income consisted principally of amortization of deferred gains related to the termination of our interest rate swap agreements entered into during fiscal 2003 and 2002.

Income Tax Expense

For the first quarters of fiscal 2006 and 2005, our total effective income tax rate was 1.6% and 1.5%, respectively.

Liquidity and Capital Resources

At December 31, 2005, we had $29.1 million in cash, cash equivalents and short-term investments, which we refer to as cash and investments. Cash and investments decreased by $2.9 million from $32.0 million as of September 30, 2005. This decrease was primarily due to $5.3 million of capital expenditures, $1.9 million for repayments of debt, and $2.0 million used by operating activities. The decrease in our cash and investments was partially offset by $5.8 million in proceeds from the sale of fixed assets and $1.0 million in proceeds from stock issued pursuant to our employee stock purchase plan and stock option plan.

During the quarter ended December 31, 2005, we used $2.0 million of cash in operating activities, primarily as a result of $50.4 million in receipts from customers, which were offset by $51.5 million in payments to vendors and employees and $0.9 million in interest payments. Cash receipts from customers decreased by $0.8 million from the $51.2 million in the quarter ended September 30, 2005 due to timing of payments made by customers. Payments to employees and vendors increased by $1.4 million from the $50.1 million in the quarter ended September 30, 2005, primarily due to the timing of payments as well as severance payments made of $1.3 million under the October 2005 Program.

We have a $25 million unsecured revolving line of credit agreement with a bank, which expires in March 2006. Additionally, in December 2005, we received a commitment letter from the bank to renew the line of credit, with a new expiration date of March 2007. The commitment is only subject to satisfactory loan documentation. The agreement provides for interest to be paid monthly at the bank’s prime rate plus 100 basis points or Libor plus 350 basis points. We must adhere to certain requirements and provisions to be in compliance with the terms of the agreement and are prohibited from paying dividends without the consent of the bank.

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

Long Term Debt and Capital Leases

Obligations under our long term debt and capital leases, including principal and interest payments, as of December 31, 2005 are as follows (in thousands):

	Total	Remaining 2006	2007	2008	2009	2010	After 2010
Long-term debt	$96,700	$—	$—	$—	$—	$—	$96,700
Capital lease obligations	8,760	5,819	2,941	—	—	—	—

Total	$105,460	$5,819	$2,941	$—	$—	$—	$96,700

Off-Balance Sheet Arrangements

Our acquisition agreements with Cicada and APT Technologies, Inc. obligate us to pay certain contingent cash consideration based on the continued employment of certain individuals and on the achievement of certain revenue milestones over the next three years. Compensation for continued employment is being ratably accrued over the related period, and compensation for certain revenue milestones will be expensed if and when such milestones are achieved. As of December 31, 2005, total cash contingent compensation that could be paid under these acquisition agreements assuming all contingencies are met is $1.3 million.

We lease facilities and certain machinery and equipment under noncancellable operating leases that expire through 2009. Approximate minimum rental commitments under all noncancellable operating leases as of December 31, 2005 are as follows (in thousands):

	Total	Remaining 2006	2007	2008	2009	2010	After 2010
Operating Lease Obligations:
Minimum Rental Payments	$5,587	$1,668	$1,612	$1,436	$488	$57	$326

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts and sales returns, inventory reserves, goodwill and purchased intangible asset valuations, asset impairments, stock based compensation valuation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies, among others, require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition, Sales Returns Reserve and Allowance for Doubtful Accounts

We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, (iii), products are shipped to customers, which is when title and risk of loss transfers to the customers, and (iv) collection of the resulting accounts receivable is reasonably assured. Revenue from development contracts is recognized upon attainment of specific milestones established under the customer contracts. Revenue from products deliverable under development contracts, including design tools and prototype products, is recognized upon delivery. We record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data and other known factors at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. Certain of our product revenues are from a major distributor under an agreement allowing for pricing credits and right of return on products unsold. Accordingly, we defer recognition of revenue on such products until the products are sold by the distributor to the end user. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. We assess whether a price is fixed or determinable based upon the payment terms and whether the sales price is subject to an adjustment. Shipping documents are used to verify product shipment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer determined by credit checks and analysis, as well as customer’s payment history.

We also maintain an allowance for doubtful accounts for estimated losses resulting from a customer’s inability to meet its financial obligations to us. If the financial condition of any of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

At December 31, 2005 our allowance for doubtful accounts and sales returns was $3.0 million or 8.3% of gross receivables, compared to $2.6 million or 7.8% of gross receivables as of September 30, 2005. The increase in the reserve as a percentage of gross receivables from September 30, 2005, is the result of an increase in the lag time from the point of sale to the date the returns occur.

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

Valuation of Goodwill, Purchased Intangible Assets and Long-Lived Assets

The purchase method of accounting for acquisitions requires extensive estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and tangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets affect future amortization, and the amount assigned to IPR&D is expensed immediately. The determination of the fair values and useful lives of intangible assets, in particular, requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. If the assumptions and estimates used to allocate the purchase price are not correct, future asset impairment charges could be required.

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

For example, during the quarter ended September 30, 2005, we recorded a charge of $49.4 million for the write-down of certain test and manufacturing equipment. To the extent we determine there are indicators of impairment in future periods, additional write-downs may be required.

Accounting for Stock Based Compensation

On October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”). Prior to October 1, 2005, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with APB Opinion No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarter ended December 31, 2005, includes: i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and ii) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.

As a result of adopting SFAS 123R in the quarter ended December 31, 2005, our net income for the first quarter of fiscal 2006 was $3.7 million lower than if we had continued to account for share-based compensation under APB Opinion No. 25 as we did in the comparable period a year ago. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards.

Share-based compensation recognized in the financial statements by line item caption is as follows (in thousands);

	December 31, 2005	December 31, 2004
Cost of revenues	$194	$—
Engineering, research and development	1,780	674
Selling, general, and administrative	1,761	—
Employee stock purchase plan compensation	—	1,468

Total share-based compensation expense	$3,735	$2,142

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions included in note 2 to our Unaudited Condensed Consolidated Financial Statements. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of our stock.

For options granted prior to October 1, 2005, and valued in accordance with SFAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility of our stock; we used the ratable vested method for expense attribution and we recognized option forfeitures as they occurred as allowed by SFAS 123.

For options granted after October 1, 2005, and valued in accordance with SFAS 123R, we used the ratable method for expense attribution, estimated forfeitures and only recognized expense for those shares expected to vest. The estimated forfeiture rate in the first quarter of fiscal 2006, based on the historical forfeiture experience, is approximately 7.64%.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted above and below. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If its actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be materially different.

During September 2005, we accelerated the vesting of employee stock options to purchase 3.8 million shares of common stock, with exercise prices greater than $5.27. Excluded from this action were any options granted in the prior twelve months and options held by outside directors. At the time of the action, our reported Nasdaq National Market closing price was $1.87; therefore at the time of the acceleration of vesting there was no intrinsic value for those options affected. We believe that such options had limited economic value and were not offering sufficient incentive to the employees when compared to the potential future expense of $6.8 million that would have been required to be recorded in future periods under FAS 123R had the options not been accelerated.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. As of December 31, 2005 all tax benefits are subject to a 100% valuation allowance.

Impact of Recent Accounting Pronouncements

In the first quarter of fiscal year 2005, the Company adopted SFAS No.151, “Inventory Costs, an amendment of ARB 43, Chapter 4,”(“SFAS 151”) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS 151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on “normal capacity.” The adoption of this Statement did not have a material effect on the financial statements of the Company.

In May 2005, the FASB issued Statement of Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company plans to adopt this statement on October 1, 2006. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements.

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

We implemented significant restructuring programs and cost reductions between fiscal 2001 and 2005, and in the first quarter of fiscal 2006, and we cannot assure you that we will not undertake further such actions in the future. In addition, in the past we have recorded significant new product development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses may have a material and adverse effect on our operating results in future periods. The occurrence of any of the above-mentioned factors could have a material adverse effect on our business and on our financial results.

We May Need to Raise Additional Capital

We used $2.0 million of cash in connection with our operations during the three months ended December 31, 2005, and we had $29.1 million in cash and investments at the end of that period. If we are unable to generate sufficient cash flow to finance our operations, we may need to raise additional funds or curtail our operating activities. Depending on market conditions, we may elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities to fund working capital needs of our existing business. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms, and we cannot assure you that future financing for us will be available on attractive terms or at all. The issuance of new equity securities would dilute our existing stockholders, and the issuance of new debt securities would increase our interest expense and adversely impact our financial results.

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

In addition to third-party foundries, we also depend on third-party subcontractors in the U.S. and Asia for the assembly and packaging of our products. In the past two quarters, we have experienced a lengthening in total lead times and overall capacity shortages at our assembly subcontractors. As with our foundries, any difficulty in obtaining parts or services from these subcontractors could affect our ability to meet scheduled product deliveries to customers, which could in turn have a material adverse effect on our customer relationships, business and financial results.

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

In the past, we have experienced difficulties in achieving acceptable yields on some of our products, particularly with new products, which frequently involve newer manufacturing processes and smaller geometry features than previous generations. Maintaining high numbers of shippable die per wafer is critical to our operating results, as decreased yields can result in higher per-unit costs, shipment delays and increased expenses associated with resolving yield problems. Because we also use estimated yields to value work-in-process inventory, yields below our estimates can require us to increase the value of inventory that is already reflected on our financial statements, and possibly the related reserves. In addition, defects in our existing or new products may require us to incur significant warranty, support and repair costs, and could divert the attention of our engineering personnel away from the development of new products. As a result, poor manufacturing yields, defects or other performance problems with our products could adversely affect our business and operating results.

Acquisitions May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert the Attention of Our Management

Within the last several years we have made a series of acquisitions, including a number of significant acquisitions. Our management frequently evaluates available strategic opportunities, and as a result we may pursue additional acquisitions of complementary products, technologies or businesses in the future. If we fail to achieve the financial and strategic benefits of past and future acquisitions, including our acquisitions of certain technologies of Infinera, the Adaptec RAID on Chip (ROC) business, Cicada and Multilink, our business and operating results will be materially and adversely affected. In undertaking future acquisitions we may:

•	Issue stock that would dilute the ownership of our then-existing stockholders;

•	Reduce the cash available to fund operations or meet other liquidity needs;

•	Incur debt; or

•	Assume other liabilities.

For example, in connection with our acquisition of Versatile Optical Networks, Inc. in July 2001, we issued approximately 8.8 million shares of our common stock valued at $148.8 million. In August 2003, we subsequently sold certain assets of this business for approximately $6.6 million and were required to recognize losses from discontinued operations on our fiscal 2003 statements of operations and cash flows. Acquisitions also involve numerous other risks after they are completed, including:

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

In addition, acquisitions may result in substantial accounting charges. For example, in fiscal 2002 we recorded impairment charges of $398.9 million associated with goodwill and other intangible assets related to past acquisitions. As of December 31, 2005, and after accounting for these impairment charges, we had an aggregate of $238.3 million of goodwill and other intangible assets on our balance sheet. These assets may be written down in the future to the extent they are deemed to be impaired and any such write-downs would adversely affect our results of operations.

Our Industry Is Highly Competitive

The markets for our products are intensely competitive and subject to rapid technological advancement in design technology, wafer-manufacturing techniques and alternate networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner. Our customers may substitute use of our products in their next-generation equipment with those of current or future competitors. In the communications market, which includes our Ethernet business, our competitors include Agere Systems, Applied Micro Circuits Corporation, Broadcom, Intel, Marvell, Maxim Integrated Products, Mindspeed and PMC Sierra. In our storage markets, we principally compete against Emulex, LSI Logic, PMC Sierra and Qlogic. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of smaller privately-held companies that focus on specific portions of our range of products. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

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

Our International Sales and Operations Subject Us to Risks That Could Adversely Affect Our Revenue and Operating Results

Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 60%, and 56% of our total revenue in the first quarters of fiscal 2006 and 2005, respectively. International sales involve a variety of risks and uncertainties, including risks related to:

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

Our Failure to Manage Changes to Our Operations Infrastructure May Adversely Affect Us

Prior to fiscal 2001 we experienced a period of rapid growth and expanded our operations and infrastructure accordingly. More recently, we implemented a series of restructuring plans between fiscal 2001 and 2005, and in the first quarter of fiscal 2006, that reduced this infrastructure. Throughout this period we have also made a number of acquisitions. These changes have placed, and continue to place, a significant strain on our personnel, systems and other resources. Unless we manage these changes effectively, we may encounter challenges in executing our business, which could have a material adverse effect on our business and financial results. Our recent restructuring efforts, in particular, may disrupt our operations and adversely affect our ability to respond rapidly to any renewed growth opportunities.

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

Cash Equivalents, Short-term and Long-term Investments

Cash equivalents and investments are principally composed of money market accounts, commercial paper rated A-1/P-1 and obligations of the U.S. government and its agencies. Our investments are made in accordance with an investment policy approved by the Board of Directors. Maturities of these instruments are less than 30 months with the majority being within one year. We classify these securities as held-to-maturity or available-for-sale depending on our investment intention. Held-to-maturity investments are recorded at amortized cost, while available-for-sale investments are recorded at fair value. We did not have any held-to-maturity investments at December 31, 2005.

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

Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2005 and 2004, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

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

In October 2004, in connection with the redemption of our 2005 Debentures, we terminated our only remaining interest rate swap agreement with a notional value of $119.7 million for $0.6 million. Therefore, as of December 31, 2005, we did not have any interest rate swap agreements in place.

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

Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

February 7, 2006