Form 10-Q
period 2006-06-30
VITESSE SEMICONDUCTOR CORP
filed 2006-08-09
CIK 880446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 12b-25

                          NOTIFICATION OF LATE FILING

                                                       SEC File Number:  1-31614
                                                        CUSIP Number:  928497106


(Check one):  [ ] Form 10-K  [ ] Form 20-F   [ ] Form 11-K    [x] Form 10-Q
              [ ] Form 10-D  [ ] Form N-SAR  [ ] Form N-CSR


      For Period Ended:     June 30, 2006
                            ----------------------------------

      [   ] Transition Report on Form 10-K
      [   ] Transition Report on Form 20-F
      [   ] Transition Report on Form 11-K
      [   ] Transition Report on Form 10-Q
      [   ] Transition Report on Form N-SAR
      For the Transition Period Ended: ________________________________


  Read Instruction (on back page) Before Preparing Form. Please Print or Type.

    Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.


If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

 PART I -- REGISTRANT INFORMATION

VITESSE SEMICONDUCTOR CORPORATION
-------------------------------------------------------------
Full Name of Registrant


-------------------------------------------------------------
Former Name if Applicable


741 CALLE PLANO
-------------------------------------------------------------
Address of Principal Executive Office (Street and Number)


CAMARILLO, CALIFORNIA 93012
-------------------------------------------------------------
City, State and Zip Code

PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

          (a) The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

          (b)  The subject annual report,  semi-annual report, transition report on Form 10-K,  Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or
               portion  thereof,  will  be  filed  on or  before  the  fifteenth
[  ]           calendar day  following the  prescribed  due date; or the subject quarterly  report or  transition  report on Form 10-Q or  subject distribution  report on Form 10-D,  or portion  thereof,  will be
               filed  on  or  before  the  fifth   calendar  day  following  the
               prescribed due date; and

          (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III --  NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR or the transition report or portion thereof, could not be filed within the prescribed time period.

(Attach extra Sheets if Needed)

The Company has delayed the filing of its Form 10-Q for the three months ended June 30, 2006 pending completion of the previously disclosed internal investigation of certain elements of the Company's financial statements. The Company previously reported that the financial statements for the three months ended December 31, 2005, the three years ended September 30, 2005 and possibly earlier periods should not be relied upon. As the Company's investigation has not yet been concluded, the Company will delay the filing of its Form 10-Q for the three months ended June 30, 2006. The Form 10-Q is not expected to be filed by the extended deadline.

PART IV -- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

     CHRISTOPHER  GARDNER             (805)           388 - 3700
---------------------------------  ------------    ------------------
         (Name)                    (Area  Code)    (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).
                                                        [ ] Yes    [x] No

   Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
-------------------------------------------------------------------------

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                                        [x] Yes    [ ] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     Due to the investigation described in Part III, the Company is currently unable to provide a reasonable estimate of the results for the quarter ended June 30, 2006.

                        VITESSE SEMICONDUCTOR CORPORATION
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date  August 9, 2006             By  /s/ CHRISTOPHER GARDNER
                                     -------------------------
                                        CHRISTOPHER GARDNER,
                                      CHIEF EXECUTIVE OFFICER


INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                                    ATTENTION

           Intentional misstatements or omissions of fact constitute
                Federal Criminal Violations (See 18 U.S.C. 1001).

                              GENERAL INSTRUCTIONS

1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on Form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5. Electronic Filers: This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit reports within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (ss.232.201 or ss.232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (ss.232.13(b) of this chapter).