Form 10-K
period 2007-09-30
VITESSE SEMICONDUCTOR CORP
filed 2008-09-30
CIK 880446

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-19654

VITESSE SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0138960 (I.R.S. Employer Identification No.)
741 Calle Plano Camarillo, California (Address of principal executive offices)	93012 (Zip Code)

Registrant's telephone number, including area code: (805) 388-3700

Securities registered pursuant to Section 12(b) of the Act:
 NONE

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, Par Value $0.01

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of March 31, 2006, March 31, 2007 and March 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $798,218,699, $237,273,648 and $110,615,635, respectively, based on the closing price on that date. At September 22, 2008, there were 226,205,580 shares of Vitesse Common Stock outstanding.

 EXPLANATORY NOTE

        This is Vitesse Semiconductor Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The Annual Report contains audited financial statements and other financial disclosures for the fiscal years ended September 30, 2007 and 2006, including consolidated balance sheets as of September 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the fiscal years ended September 30, 2007 and 2006.

        We previously announced that it is unlikely that we will be able to prepare and publish audited restated financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. Our inability to prepare and publish those financial statements is based on evidence found by a Special Committee of the Board of Directors as part of an investigation relating to stock option grants and accounting irregularities. The Special Committee found evidence that members of our former senior management team backdated and manipulated the grant dates of stock options issued over a number of years, utilized improper accounting practices primarily related to revenue recognition and inventory, and prepared or altered financial records to conceal those practices. See Item 7 for further discussion.

        We first announced in April 2006 that financial information included in financial statements, press releases and similar communications that we issued before April 26, 2006, should not be relied upon. We do not intend to amend any of our filings with the U.S. Securities and Exchange Commission (the "SEC") made prior to April 2006. Further, we do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended September 30, 2006, or any prior period, nor do we intend to file individual Quarterly Reports on Form 10-Q for the periods from April 1, 2006 through our fiscal year ended September 30, 2007.

        For a more detailed description of the circumstances and events related to prior stock option grants and other improper accounting practices, including the findings of the Special Committee, see the following items in this Annual Report on Form 10-K:

  Part II—Item 6. Selected Financial Data

  Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Options Backdating and Accounting Irregularities

  Part II—Item 8. Financial Statements and Supplementary Data

  Part II—Item 9A. Controls and Procedures

        When the words "we," "us," "our," "its," "the Company," or "Vitesse" are used in this document, we mean Vitesse Semiconductor Corporation. When we reference our "industry," we mean integrated circuit component suppliers servicing the communications infrastructure networking industry.

        Our website is located at http://www.vitesse.com. We make available through our website all of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and any amendments to those reports) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). These reports are available free of charge at our website under "Investor." Information contained on our website is not incorporated by reference into this or any other report filed with or furnished to the SEC.

i

 VITESSE SEMICONDUCTOR CORPORATION

2007 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

ii

 PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The Business section and other parts of this Annual Report on Form 10-K (this "Annual Report") contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," and similar terms. Forward- looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" under Part I, Item 1A of this Annual Report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

ITEM 1.    BUSINESS

Overview

        Vitesse is a leading supplier of high-performance integrated circuits ("ICs") that are utilized primarily by manufacturers of networking systems for Carrier, Enterprise, and Storage communications applications. Vitesse designs, develops, and markets a diverse portfolio of high-performance, cost-competitive semiconductor products. For more than 20 years, Vitesse has led the transition of new technologies in communications networks.

        Our end-user customers include leading communications and enterprise original equipment manufacturers ("OEMs") such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Inc., EMC Corporation, Fujitsu Limited, HP, Hitachi Ltd., Huawei Technologies Co., Ltd., IBM, NEC Corporation, Nortel Networks Corporation, Nokia Siemens Networks B.V., Tellabs, Inc., and ZTE Corporation. With respect to these end-user customers, we engage in distribution and sales efforts directly and/or indirectly through distributors. Sales to distributors account for approximately 78% of our revenues.

        Vitesse was incorporated in the State of Delaware in 1987. Our principal offices are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our stock trades on the Pink Sheets under the ticker symbol VTSS.PK.

        We have a worldwide presence. As of September 30, 2007, we operated five domestic design centers in the U.S., two in California, one in each of Oregon, Massachusetts, and Texas, and four international design centers in Taiwan, Denmark, Germany, and India.

Industry Background—Communications Industry

        The past decade experienced dramatic growth in traffic in public and private communications networks, such as those used by long-distance and local exchange service providers, as well as specialized networks, such as those used by Internet service providers. This growth has been driven by rapid adoption of data-intensive applications such as Internet access, e-commerce, e-mail, Voice-over-Internet-Protocol ("VoIP"), video conferencing, Internet Protocol Television ("IPTV"), and the movement of large blocks of stored data across networks. We expect the pace of this growth in bandwidth and the related deployment of new services to continue in the future. As a result, service providers and Enterprises are facing the need to evolve their networks to support these new services. In addition, the growth of the Internet has created the need to manage, move, and store increasing amounts of mission-critical information. This has led to increasing demand for data storage systems and changes in the way companies are interconnecting these systems.

        To address these challenges, communications service providers (i.e., Carriers) and Enterprises have begun to deploy equipment that is capable of more efficiently handling and transporting the various types of traffic required by these new services. They are also upgrading their infrastructure to serve the variety of unique communications standards and protocols that deliver and process data. Increasingly, these new applications and services are delivered using Ethernet and Internet Protocol technologies.

Carrier Networking

        The telecommunications service provider carrier network, which includes networks delivering voice, data, and video services ("triple play"), has grown dramatically into a complex combination of interconnected networks. These networks are often classified into groups such as Wide Area Networks ("WANs"), Metropolitan Area Networks ("MANs"), Multi-Service Access Networks ("MSANs"), and Radio Access Networks ("RANs"). These evolving networks must deliver more bandwidth and increasingly data-based capabilities to provide triple play services. The increased bandwidth and service-rated requirements of these new revenue generating services are driving a dramatic increase in the volume and complexity of network traffic, forcing service providers to make investments to significantly expand their network coverage and upgrade their service offerings in the most cost-efficient manner.

        Since the 1990's, the Synchronous Optical Network ("SONET/SDH") has been the standard network transport protocol for high-speed transmission of communication over optical fiber throughout the world. Originally developed for the voice network prior to the advent of the Internet, SONET/SDH networks are limited in their ability to provide low-cost, flexible transport of data-based services such as Internet traffic and video.

        Over the last several years, in an effort to address the demand for new data-based services, service providers have started to deploy Next-Generation SONET/SDH networks using an enhanced Ethernet-over-SONET/SDH ("EoS") based technology. These Next-Generation SONET/SDH networks enable Ethernet, the primary protocol used in Local Area Networks ("LANs"), to be embedded inside the SONET/SDH protocol, so they can be efficiently transported over Wide Area Carrier Networks. EoS has become a major technology driver in carrier networks by providing a simple evolutionary path for service providers to enable more Ethernet-based data services while maintaining their existing SONET/SDH infrastructure. The transition from SONET/SDH to Next-Generation SONET/SDH networks started several years ago and we expect it to continue for at least the next five years as Carriers slowly evolve their installed base of SONET/SDH in Carrier Networks.

        In the future, as exponential increases in data traffic continues, data will become the dominant traffic over all networks. To address this need, the industry has begun to develop new standards that will enable the deployment of Ethernet-based technologies deeper into the network. This next step in the evolution of the network will enable transport of Ethernet directly over the fiber and Wavelength-Division Multiplexing ("WDM") networks without mapping it into the SONET/SDH standard, effectively eliminating a networking layer. Broadly, Ethernet technology upgraded to meet the requirements of carrier networks is being called "Carrier Ethernet." It is in effect, an adaptation of Ethernet to provide the same features and functions, such as reliability and scalability that have traditionally been provided by "telecom" protocols such as SONET. As these standards evolve, networks based on Carrier Ethernet technology will soon augment and eventually slowly replace legacy telecom-based networks. This transition is in its infancy and is expected to continue for at least the next 10 years.

        The new data-handling capabilities of the network enabled by EoS and Carrier Ethernet allow Carriers to more readily deploy new, revenue-generating high-bandwidth services such as VoIP, IPTV, high-speed Internet, and business-class Ethernet services to homes and businesses. To deliver these services, they are deploying new access networks and new gateway devices in the office and home that are capable of delivering and terminating these various services. While these networks will be deployed over a variety of physical layer alternatives such as DSL, fiber, and wireless, increasingly, they will migrate to using Ethernet as the common communication protocol.

Enterprise Networking

        Enterprise Networks include equipment that is deployed in businesses, offices, and homes for voice, data, and video communications. These networks range from large, complex networks for financial institutions, retailers, and other large businesses, to LANs for the home and small office. Typical categories are large enterprise, data center switching, small-medium enterprise ("SME"), small-medium business ("SMB"), and small office home office ("SOHO"). The networks generally include equipment such as routers and switches as well as products such as wired and wireless gateways. These networks provide the following connections: computers-to-servers, servers-to-storage systems, and LANs-to-public Carrier Networks.

        From a speed perspective, most present-day Enterprise Networks, particularly LANs, use Ethernet operating at speeds of 10 Mbps or 100 Mbps ("Fast Ethernet") with uplinks or trunks running at 1 Gbps ("Gigabit Ethernet") or 10 Gbps ("10 Gigabit Ethernet"). Only recently has Gigabit Ethernet started to appear on the desktop. In order to support the migration of desktop computers to these higher data rates, LAN backbones and servers increasingly employ Gigabit Ethernet and 10 Gigabit Ethernet standards. We, therefore, expect to see a proliferation of higher performance equipment within the enterprise that will not only address higher bandwidth demands, but will also be capable of providing routing functionality handling different types of traffic.

        Similar to Carrier Networks, Enterprise Networks are going through an evolution to provide more bandwidth, reliability, interoperability, and scalability. Ethernet-based networks, which are already widely deployed in LANs, are becoming more prevalent in other enterprise applications such as data center switching. Enterprises are paring down their multiple networks (phone, LAN, video conferencing, wireless, and remote mirroring/backup) to a common switched IP/Ethernet-based infrastructure. Ethernet technology is being upgraded to meet these new requirements and is generally being referred to as "Converged Ethernet." Converged Ethernet requires better Quality-of-Service ("QoS") features than traditional data-only LANs, advanced separation between the different services, as well as advanced classification and access control capabilities for enhanced security. Converged Ethernet Enterprise networks will also benefit from new bandwidth reservation techniques such as "Ethernet AV" ("Audio-Video") to guarantee networking performance.

        In the data center, there is a similar trend towards Converged Ethernet. The proliferation of the Internet and the resulting need to manage, move, and store increasing amounts of mission-critical data has led to a growing demand for storage systems and their connection to servers, LANs, and WANs. While today LANs, Storage Area Networks ("SANs"), and Server Clustering can sometimes use three separate networks based on Ethernet for LAN, Fibre Channel for SAN, and InfiniBand for the server cluster, in the future these multiple networks are expected to converge into a common infrastructure to reduce capital and operating costs. Storage protocols will continue to exist, but they will increasingly be mapped into and switched as Ethernet.

Storage Networking

        The proliferation of the Internet and the resulting need to manage, move, and store increasing amounts of mission-critical data has led to increasing demand for storage systems. It has also resulted in changes in the way companies are connecting these systems. Storage devices can be connected to servers in a topology termed Direct Attached Storage, which is generally just an extension of the LAN. Alternatively, individual storage devices can be connected to a network and, thereby, be made available to various servers on the network in a topology called Network Attached Storage ("NAS"). Additionally, multiple servers on a network can be connected to a centralized pool of disk storage using a specialized SAN architecture. These alternative topologies have resulted in the emergence of new and faster protocols to meet the needs of the storage system manufacturers and their end customers.

        The evolution of SANs, which require networking at high speeds over long distances, has driven the adoption of Fibre Channel, a practical, and expandable standard that enables high-speed data transfer among workstations, mainframes, data storage devices, and other peripherals. Another important emerging protocol in the storage market is Serial Attached SCSI ("SAS"). This is the evolution of the Small Computer Systems Interface ("SCSI") protocol that is used in most computers and disk drives today. SAS is expected to expand the market for lower-cost storage networks that do not require the performance or robustness that Fibre Channel offers. Further, SAS is expected to replace SCSI as the primary protocol in connecting servers to storage devices as it significantly increases the data transfer rate between these devices.

        We have been a leading provider of Fibre Channel physical layer ICs since the inception of this standard over 10 years ago, and we have invested substantially to become a leader in SAS physical layer and controller ICs over the last three years. In 2007, we announced our intention to sell a portion of our storage business, including all physical layer products in SAS/Serial Attached ATA ("SATA") and our Enclosure Management products to substantially remove ourselves from the market for Storage Networking products based on SAS/SATA protocols.

        More recently, there has been further migration of the Storage Networks to new protocols based on Ethernet and "Enhanced Ethernet" technologies. One example of this is Ethernet-over-Fibre Channel ("EoFC"). We believe that like Carrier and Enterprise Networking, Storage Networking will evolve over time to deploy more networks based on Ethernet technology. We continue to supply products to the Storage market based on our capabilities in Ethernet switching, Ethernet physical layer signaling, signal integrity and crosspoint switch products.

Increasing Demands for Next-Generation Networking Integrated Circuits

        We believe that the market for communications infrastructure equipment, both Carrier Networking and Enterprise Networking, will benefit from several significant trends that will provide attractive growth opportunities for us:

  •
  Growing demand for higher-bandwidth, higher-capacity networks.

    The emergence of new data-intensive applications such as video-on-demand, IPTV, next-generation wireless services including video and data centers is expected to create substantial traffic growth through the communications infrastructure. This is expected to drive the deployment of additional equipment to meet capacity needs as well as new networks with new capabilities to simplify and reduce costs.

  •
  A dramatic shift towards Ethernet for all types of networking.

    The requirements to deploy networks to service these new data intensive applications will spur demand for systems that augment, rather than replace, existing equipment in the infrastructure. These networks will move from systems based on a variety of protocols to systems based primarily on Ethernet technologies, particularly if Ethernet connectivity and services can also be extended over the installed base of SONET/SDH and WDM/Optical Transport Networking ("OTN") networks now prevalent in WANs. This will provide high-growth opportunities for silicon solutions that address these new systems based on Ethernet technologies. We expect these trends to occur in Carrier, Enterprise, and Storage Networking.

  •
  Higher integration of multiple functions on the same chip such as switching, routing, CPUs, memory, and application-specific software in Systems-on-a-Chip ("SoC") and a related trend for OEMs to purchase rather than manufacture these ICs.

    We believe OEMs are increasingly focusing their efforts on providing superior software and services as a means of differentiating themselves from their competition. This, in conjunction with rising costs of developing custom Application Specific Integrated Circuits ("ASIC") and maintaining the associated component design teams, has led OEMs to work with companies such as Vitesse to develop merchant applications specific integrated circuits ("ASSPs") that can be flexibly used within their systems. As a result of this trend away from customer-specific ASIC developments, we believe that the available market for our products will increase in the future.

    In addition to higher capacity networks, service providers are driven to provide more bandwidth; (i.e., more data) in the same period of time. To do this, they must increase the speed at which their networks operate. This trend is seen across nearly all communication markets which we address, in particular:

  •
  The majority of the Wide Area Networks ("WANs") are deployed at speeds of 10 Gbps. New technology is being developed to increase these speeds to 40 Gbps and even 100 Gbps.

  •
  Present-day Local Area Networks ("LANs") use the Ethernet transmission protocol operating at speeds 10 Mbps or 100 Mbps (Fast Ethernet). Only recently has Gigabit Ethernet started to appear on the desktop. In order to support the migration of desktop computers to these higher data rates, LAN backbones and servers are increasingly employing the Gigabit Ethernet and 10 Gigabit Ethernet standards.

  •
  Our customers often face the task to upgrade a system to higher capacity per line card. This involves increasing the data rate at which signals are transmitted across existing backplanes and connectors.

    Therefore, we expect to see a continued proliferation of higher performance equipment within the core and Enterprise that will address higher bandwidth demands. We believe that this will result in a significant increase in demand for our Ethernet, optical physical layer and signal integrity products in that time frame.

Strategy

        Our objective is to be a leading supplier of high-performance ICs for the global communications infrastructure markets, primarily Carrier Networking and Enterprise Networking markets. Our efforts in Storage Networking have evolved to target segments of the storage market based on our capabilities in Ethernet switching, Ethernet physical layer signaling, and signal integrity products. In order to attain this goal, our corporate strategy encompasses the five elements listed in the following sections:

Target Growing Markets

        We target high-growth areas in the communications infrastructure market in both Carrier and Enterprise Networks to provide solutions that adhere to the major networking protocols and perform common networking functions required by the most widely deployed networking equipment. For Carrier and Enterprise Networks, we focus on the high-performance markets at 1 Gbps and 10 Gbps speeds, which are expected to be the fastest growing market.

Focus and Specialization

        We are focused on Ethernet Networking—the dominant networking protocol in both Carrier and Enterprise Networks today. The trend to Carrier and Converged Ethernet, where multiple services and networks are converged on a common Ethernet Networking infrastructure, is widely expected to accelerate in the next few years as both Carriers and Enterprises are trying to contain networking costs in the face of ever rising bandwidth expansion resulting from new triple play services. In our key markets we are focused on:

  •
  Carrier Networks—we specialize in delivering new Ethernet-based services over a variety of network transport technologies such as native Ethernet, SONET/SDH, as well as WDM/OTN. We are, therefore, uniquely positioned to enable Carrier OEMs and their service provider customers to deliver Ethernet-based services globally over all their networks, thus preserving their investment in their installed base.

  •
  Enterprise Networks—we specialize in supporting the transition from 10/100-Megabit Ethernet desktops and network attachments to Gigabit Ethernet and 10-Gigabit Ethernet with highly integrated, low-power designs. We also specialize in supporting the convergence of multiple enterprise networks for data, voice, storage, and video onto a common, Ethernet-based networking infrastructure.

  •
  In both these markets, and in some closely adjacent markets, we develop products to address high-speed physical layer communication and signal integrity issues arising from ever increasing signal speeds over copper traces on boards, copper cables, as well as multi-mode and single mode fiber. These signal integrity issues are expected to gain more importance as Carrier as well as Enterprise Networking equipment manufacturers begin scaling line card and systems capacity to higher speeds.

Leverage Technology into New Applications

        The markets for semiconductor devices periodically experience technology shifts caused by, among other things, increased speeds or changing protocols. For example, in the LAN market the Fast Ethernet standard is migrating to Gigabit Ethernet and now to 10-Gigabit Ethernet. In the WAN and MAN, EoS and OTN are the predominant protocols, while Carrier Ethernet is just beginning to emerge. Our strategy is to use our 20 years of design experience to introduce innovative products in these markets that solve our customers' business problems and gain market share through our customers' adoption of our products, while preserving their investments in their installed base.

        In several markets, we are beginning to leverage our key technology advantages and intellectual property ("IP") into licensing opportunities with third parties. In areas such as GbE copper PHYs, high-speed signaling, and signal integrity, our basic mixed-signal CMOS technology has application in many markets other than those in which we participate. We anticipate being able to exploit our many years of technology development by providing this technology to systems suppliers and other semiconductor suppliers in the form of intellectual property via licensing arrangements.

Maintain and Build Solid Relationships with Tier 1 Customers and OEM Leaders in Networking

        Our major customers are savvy buyers, who have carefully investigated our ability to serve them with products and technology reliably, on a continuous basis, over the long-term. One of our highest priorities has been to preserve existing business while expanding our customer base through new programs. The key to this strategy is demonstrating the right technology and product solutions. We must also assure customers of the progress on our stated initiatives.

        A key element of our strategy is to work closely with our customers' product managers and systems design teams, as well as business unit and corporate management teams. We believe that these relationships enable us to better understand our customers' business and technology needs and enable us to develop solutions to problems that result in design wins for existing and new systems.

Engage the Right People for Success

        Close attention has been given to the people within our organization to ensure we have the right people for success and that our costs and resources are aligned with our opportunities. The Company has substantially changed its management team within recent years. This new team is focused on growing revenue while using the Company's cash more efficiently and controlling expenses. We have also made important changes to our Board membership and have taken steps to improve our Corporate Governance practices.

Products

        We develop and manufacture a wide variety of products that are primarily marketed to Carrier and Enterprise communication networking and data center infrastructure OEMs. While many of our products are targeted at specific markets, some of them find applications in multiple types of communications equipment across all of our focus markets. Our products fall into the following broad categories.

Ethernet Transceivers, Switches, and MACs

        Ethernet transceivers ("Cu PHYs") allow transmission of 10/100/1000 BASE-T data over Category 5 copper cable and fiber optic cabling. This technology is widely deployed in applications ranging from Carrier Networking and Enterprise Networking to home electronics and personal computing. We offer a broad range of products in this category including single, quad, and octal devices that offer a combination of low power, reduced bill of material ("BOM") cost, and a high-level of integration that eliminates hundreds of passive components from the printed circuit board.

        Our SimpliPHY™ Ethernet transceivers provide low power operation, and we have recently introduced further power savings features such as ActiPHY™ and PerfectReach™ that provide energy savings of up to 80% in any network infrastructure device or consumer premise equipment. These power saving features are also included in our SparX™ and G-RocX™ switch/router products with integrated Ethernet transceivers. For timing-sensitive applications, such as wireless aggregation networks, we also offer Ethernet transceivers with advanced synchronization capabilities.

        Our enterprise switch product line addresses Gigabit Ethernet applications in the LAN. This family of triple-speed (10/100/1000 Mbps) Layer 2 and Layer 3 switches are available in port counts ranging from 5 to 48. These switches are targeted at desktop, workgroup, and LAN infrastructure boxes and enable these systems to migrate to Gigabit Ethernet speeds in a cost-effective manner. In 2005, we started shipping 5-port and 8-port integrated ICs that combine the transceiver and switch functions. We have shipped over 50 million Gigabit Ethernet ports to date.

        Our Ethernet switch products provide a high-level of integration leading to a significant reduction in part count and reduced BOM cost. Switches and routers with integrated Ethernet transceivers also provide all the energy-efficient ActiPHY and PerfectReach features we introduced on our stand-alone Ethernet transceivers.

        Ethernet Media Access Controllers ("MACs") provide addressing and channel control mechanisms that make it possible for several network nodes to communicate within a multipoint network. Our MAC products are designed for use in modular Ethernet switch platforms in the LAN and WAN as well as in Ethernet-over-SONET/SDH and Ethernet-over-OTN systems used in access, metro, and long-haul Carrier Networking systems as well as in data center switches. The Vitesse family of Ethernet MACs enables system OEMs to focus on the value-add of the packet processing function by simplifying the Ethernet system interface design.

        Our Ethernet MACs provide single-chip solutions for both 1 Gbps and 10 Gbps applications, reducing software development costs for 1 and 10 Gbps applications. They also provide support for intelligent oversubscription, allowing OEMs to efficiently and securely manage bandwidth and bandwidth usage. Our MACs incorporate industry-standard XAUI/XAUI+ and SPI-4.2 interfaces for connection to a wide variety of ICs, such as packet processors, traffic managers, switch fabrics, and transport mappers.

Transport Processing

        Our goal is to address the needs of Carrier and Enterprise Network providers as they undergo a migration to new packet or Ethernet Networks that provide increased bandwidth and lower cost. We will do this by providing a complete family of transport processing functions that enable this smooth migration from today's networks to future networks based on Ethernet.

        Transport processing functions include framers, mappers, network processors, and switches. Our product line includes devices supporting data rates up to 10 Gbps, which are used in a variety of Add-Drop-Multiplexers ("ADMs"), Multi-Service Provisioning Platforms ("MSPPs"), core switching and Reconfigurable Optical Add-Drop-Multiplexers ("ROADMs"), Dense Wavelength-Division Multiplexing ("DWDM") systems, and core and edge routers. These processing functions evolve as the requirements of the networks migrate from a variety of protocols toward Ethernet as the standard networking protocol.

        Framers are devices that take incoming data traffic from the physical layer ("PHY") and process the framing information used for transporting data. Mappers convert data from one protocol to another. Forward Error Correction ("FEC") is used in telecommunication systems for ensuring reliable data transmission. We offer a complete line of these products that, today, operate at speeds up to 10 Gbps, principally for next-generation SONET/SDH systems targeted at the metro market.

        Network processors are software-programmable microprocessors that are optimized for networking and communications functions such as classification, filtering, policing, grooming, forwarding, and routing. While we continue to sell and support these products, we no longer invest in the development of network processing units ("NPUs") or traffic management products.

        A switch receives data from a line card and routes the data to its proper destination. We supply a family of Time Slot Interchange ("TSI") switches for use in SONET/SDH equipment. We have various TSI switches in our product portfolio that provide aggregate bandwidth up to 1.5 Tbps. We also provide switch fabric chip sets for a variety of packet backplane applications. These fabric solutions allow total system interface bandwidths from 20 Gbps to 160 Gbps and higher. Low-cost mesh fabrics or high-bandwidth dual star fabrics can be implemented.

        Our transport processing products allow adapting Ethernet and other protocols to be transported efficiently over a wide variety of Carrier infrastructures, thus enabling the wide-scale deployment of Ethernet services over new as well as installed and legacy Carrier infrastructures. For 10 Gbps Ethernet mappers, we have a market-leading position in the industry.

Signal Integrity, Physical Media Devices, and Physical Layer Devices

        The Physical Media Device ("PMD") serves as the actual physical connection to the fiber optic cable by converting the incoming optical signal into an electric signal. Similarly, for data flowing in the opposite direction, the PMD converts electric signals into optical signals. We offer laser drivers, trans-impedance amplifiers and post-amplifiers operating at speeds ranging from 1.25 Gbps to 12.5 Gbps. These products are currently being used in a variety of applications from Carrier long-haul and metro networks to Enterprise Gigabit Ethernet and 10-Gigabit Ethernet networks including storage networks and systems. We also develop products for application in Passive Optical Networks ("PON") that enable fiber-to-the-home ("FTTH") deployments. Typically, we sell these products to optical module manufacturers who service the equipment manufacturers, or directly to OEMs who build discrete board-based solutions.

        The PHY converts high-speed analog signals from the PMD to low-speed digital signals. It includes the high-speed analog functions of clock and data recovery ("CDR"), multiplexing ("MUX"), and demultiplexing ("DMUX"). The CDR recovers the clock and retimes the signal to synchronize it with the overall system clock, while the MUX/DMUX converts low-speed parallel data into higher speed serial data and vice versa. We have incorporated many industry leading features into these products such as integrated equalization, signal visualization technology, VScope™, and Electronic Dispersion Compensation ("EDC"). These technologies dramatically improve signal integrity transmission and reception for applications at 6 Gbps and above. We develop our products in low-cost, complementary metal-oxide-semiconductor ("CMOS") and high-performance Silicon Germanium ("SiGe") silicon process technologies depending on the technology requirements of the product and application. We offer a broad line of PHY products for the SONET, Fibre Channel, and Ethernet markets at speeds ranging from 155 Mbps to 12.5 Gbps.

        Other signal integrity products include crosspoint switches, retimers, and transceivers with integrated signal equalization and pre-emphasis technology that enable the reception and transmission of high-speed signals across system backplanes, long traces of printed circuit boards, and through copper cables at speeds from 155 Mbps up to 11 Gbps. Once a niche technology for very high-speed switching systems, these products are becoming more main-stream as systems continue to increase in speed and density. They now have very broad applications across systems in Carrier and Enterprise Networking as well as Storage and high-definition video applications.

        Our crosspoint switch family provides asynchronous, unblocked switching matrices from 4x4 to 144x144 matrices with performance up to 11 Gbps. This range of speeds and package form factors enable a wide variety of solutions for SONET/SDH blade servers, and GbEs, Fibre Channels, routers, switching, and video equipment.

        Our repeater and retimer signal conditioner ICs support data rates from 155 Mbps to 11.3 Gbps for applications, including SONET/SDH, GbE, Fibre Channel, and Fast Ethernet, with per IC channel counts ranging from two to 12.

        Our backplane transceivers with integrated signal processing and transcoding provide transmission of 5 Gbps to 11 Gbps signals. We provide Serializer/Deserializer ("SerDes") with support for dual XGMII to dual XAUI, or single XGMII to dual (redundant) XAUI with working and protection channels.

        Our signal integrity PHY and PMD products provide leading-edge performance and low-power features for 10 Gbps applications such as the emerging SFP+ 10G pluggable transceiver industry standard, as well as superior signal integrity features including EDC that allow propagation over longer distances in multi-mode and single-mode fiber applications, copper cabling, as well as new and legacy backplanes. Our crosspoints, retimers, and signal conditioners provide best-in-class signal integrity improvements for a wide variety of applications in Carrier, Enterprise, data center, and high definition video applications, within systems as well as connecting between them.

Customers

        We market and sell our semiconductor products directly to leading OEMs and original design manufacturer ("ODMs") as well as through third-party electronic component distributors and manufacturing service providers. Sales to distributors accounted for approximately 78% and 84% of our net revenues for fiscal 2007 and 2006, respectively. For fiscal 2007, distributors Nu Horizons Electronics Corp. including their subsidiary Titan Supply Chain Services and Weikeng Industrial Co. Ltd. accounted for 50.1% and 7.1%, respectively, of our net revenues. IBM accounts for 11% of net revenues. In fiscal 2006, Nu Horizons Electronics Corp. and Titan collectively represented 55.1% of our net revenues, while Jaco Electronics, Inc., the next largest distributor, accounted for 7.6%.

        Our top five OEM customers for fiscal year 2007 were EMC Corporation, IBM, HP, Huawei Technologies Co., Ltd., and ZTE Corporation. Our sales to these customers accounted for a total of approximately 31% of our fiscal year 2007 net revenues. In fiscal year 2006, our top five OEM customers were Huawei, EMC, IBM, Alcatel-Lucent, and Nortel which collectively totaled 28% of our total net revenue.

        Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 48% and 46% of our net revenue in fiscal 2007 and 2006, respectively. Note 10 of the Notes to Consolidated Financial Statements provides more specific data on revenue by geographic area.

        Future sales of our technology products will be based on, among other elements, continued expansion of our product line, the acceptance of our products, our customer service levels, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers who are producing similar products.

Manufacturing and Operations

Wafer Fabrication

        Our products make use of the state-of-the-art CMOS technology with feature sizes down to 65nm as well as other technologies such as SiGe and Gallium Arsenide ("GaAs"). As a fabless semiconductor company, wafer fabrication for our products is outsourced to third-party silicon wafer foundries such as Taiwan Semiconductor Manufacturing Corporation ("TSMC"), Chartered Semiconductor Manufacturing, IBM, LSI Logic and United Microelectronics Corporation. Outsourcing our wafer manufacturing requirements enables us to eliminate the high costs of owning, operating, and upgrading fabs, and focus our resources on design and test applications where we believe we have greater competitive advantages.

        Limitation of any of our five independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition, and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that from time-to-time adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties or suffers any damage to or destruction of its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

        Through fiscal 2007, we manufactured a portion of our IC products, including GaAs and Indium Phosphide ("InP") products, at our fabrication ("fab") operations in Camarillo, California. At the end of September 2007, we closed our Camarillo fab operations and ceased manufacturing products with our GaAs process technology. The severance and related costs associated with the fab closure was approximately $0.5 million. These costs were captured as part of research and development ("R&D") in the income statement at September 30, 2007. The fab assets with a zero book value at September 30, 2007, were ultimately sold for $2.5 million in February 2008.

        Because wafer fabrication for a great majority of our products is outsourced, we depend on third- party wafer foundries to allocate a portion of their manufacturing capacity sufficient to meet our needs and to produce products of acceptable quality in a timely manner. There are significant risks associated with our reliance on third-party wafer foundries, including:

  •
  The lack of assured wafer supply and the potential for wafer shortages;

  •
  Limited control over delivery schedules, manufacturing yields, production costs, and product quality and;

  •
  Unavailability of, or delays in obtaining, access to key fabrication process technologies.

        These and other risks associated with our reliance on third-party wafer foundries could materially and adversely affect our business, financial condition, and results of operations. For example, the third-party foundries that manufacture our wafers have, from time-to-time, experienced manufacturing defects and reductions in manufacturing yields. In addition, disruptions and shortages in wafer foundry capacity may impair our ability to meet our customers' needs and negatively impact our operating results. Our third-party wafer foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. Historically, there have been periods in which there has been a worldwide shortage of foundry capacity for the production of high-performance ICs such as ours. We do not have long-term agreements with any of our third-party foundries, but, instead, subcontract our manufacturing requirements on a purchase order basis. As a result, although we believe that we currently have access to adequate foundry capacity to support our sales levels, it is possible that the capacity we will need in the future may not be available to us on acceptable terms, if at all.

Probe, Assembly and Final Test

        Completed wafers are "probed" to determine which of the die on the wafer meet functional and performance specifications. This step in the manufacturing process determines the "yield" of good die per wafer for wafer probe. We support the majority of our products from our in-house probe and test facility in Camarillo, California. We outsource some of our higher volume products. In most cases where we outsource, we maintain the capability to probe and test these wafers at our own facilities. We, and our subcontractors, utilize advanced automated testers as well as high-performance bench test equipment.

        Probed die are "assembled" into packages. We outsource our IC packaging to multiple assembly subcontractors in Asia and the United States. Following assembly, the packaged products are returned to us for final testing prior to shipment to customers.

        Following assembly, packaged products go through "final test" where they are tested in packaged form to ensure that they meet all functional, performance, and quality requirements. This step in the process determines the "final yield" that will include any yield loss in the assembly process. For final test, we support the majority of our products from our in-house test facility in Camarillo, California.

        As with wafer fabrication, worldwide assembly and test capacity is limited and we are dependent on our suppliers to provide enough capacity in the correct mix to address all of our requirements. We do not have long-term agreements with any of our assembly or test subcontractors, but, instead, subcontract our manufacturing requirements on a purchase order basis. As a result, it is possible that the capacity we will need in the future may not be available to us on acceptable terms, if at all, and we could experience shortages or assembly problems in the future. The availability of assembly services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties or suffers any damage to its facilities.

        Many of our products have very long life cycles, often exceeding 10 years or more. These life cycles may be longer than what is typically supported by wafer and/or assembly manufacturers. Accordingly, we are sometimes subjected to End-of-Life ("EOL") notices on certain material and/or products provided by these subcontract manufacturers.

        This may impact our ability to continue to support certain products, forcing us to EOL our products if we cannot obtain a replacement source of material. This may impact revenue and/or require us to incur additional costs to provide alternative sources for these materials.

Engineering, Research and Development

        The market for our products is characterized by continually evolving industry standards, rapid advancements in process technologies, and increasing levels of functional integration. We believe that our future success will depend largely on our ability to continue to improve our products and our process technologies, to develop new technologies, and to adopt emerging industry standards. Our product development efforts are focused on designing new products for the high-performance communications infrastructure markets based on understanding the evolving needs of our customers. We have a dedicated team of engineers who follow industry standards development, technology changes, and the product directions of our customers in an effort to provide forward-looking guidance to the development teams in the form of a "Product Roadmap." We work closely with our customers to co-specify and/or co-develop products. Occasionally, this will involve a non-recurring development charge or commitment to purchase products. We had no long-term purchase agreements at September 30, 2007 and 2006. We refer to these early adoption customers as "alpha-site customers."

        We are expending considerable design efforts to increase the speed and complexity and to reduce the power dissipation of our products and to create new, value-added functionality. We have, and will continue to develop, common IP cores and standard blocks that can be reused in multiple products, thereby, reducing design cycle time and increasing first-time design correctness.

        We have significant research, engineering, and product development resources located in five design centers in the United States combined with four international design centers in Asia and Europe. To continue to improve the cost efficiency of our development organization, we have expanded our capabilities in low-cost regions such as Taiwan and India. Many of our design centers are located in areas of strong technical talent pools and/or in areas where there are strong concentrations of our customers.

        Our engineering, R&D expenses in fiscal 2007 and 2006 were $47.2 million and $66.4 million, respectively.

Competition

        The markets for our products are highly competitive and subject to rapid technological advancement in design technology, wafer manufacturing techniques, and alternate networking technologies. We must identify and capture future market opportunities, by developing and deploying value-added products to offset the rapid price erosion that characterizes our industry.

        We typically face competition at the "design stage," where customers evaluate alternative design approaches in the development of their systems. Our customers typically evaluate our products along with our competition and make a selection based on a variety of factors including features, functionality, availability, and pricing. They then "design-in" the product by developing their system in conjunction with the various components. They invest substantial resources in systems, hardware, and software designs that, in many cases, are dependent on the ICs that they have selected. We use the term "design win" to classify a design where we have strong indication from the customer that they have selected our device in preference to our competitor. In many cases, when the complex hardware and software is developed to be dependent on our IC, we are "single-sourced," that is, we are the only supplier selected for the available opportunity. Once we have "won" a single-sourced design it is often difficult for our competitors to replace us until the next "design stage." Because of shortened product life and design-in cycles in many of our customers' products, particularly in low-end enterprise applications, our competitors have increasingly frequent opportunities to supplant our products in next-generation systems.

        Competition is particularly strong in the market for communications ICs, in part due to the market's historical growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. Larger competitors in our market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that we may have otherwise won.

        In the communications networking market, which includes our Carrier and Enterprise Networking markets, our competitors include Applied Micro Circuits Corporation, Broadcom Corporation, Gennum Corporation, LSI Corporation, Marvell Technology Group Ltd., Maxim Integrated Products, Inc., Mindspeed Technologies, Inc., PMC-Sierra, Inc., and TranSwitch Corporation. In the signal integrity market our competitors include National Semiconductor Corporation, Mindspeed Technologies, Inc., Maxim Integrated Products, Inc., and PMC-Sierra, Inc. Over the next few years, we expect additional competitors, some of whom may have greater financial and other resources, to enter the market with new products. In addition, we are aware of smaller privately-held companies that focus on specific portions of our range of products. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

Sales and Customer Support

        We have worldwide sales, marketing and application support organization. Our direct sales force is responsible for servicing our Tier 1 and Tier 2 customer requirements. We rely on distributors to service our Tier 3 customers and for order fulfillment for some Tier 1 and Tier 2 customers. Because of the significant engineering support required in connection with the sale of high-performance ICs, we provide our customers with both field engineering and application engineering support. Our sales cycle is typically lengthy, often six to 12 months or more, and requires the continued participation of salespeople, field engineers, application engineers, and senior management.

        Our sales headquarters is located in Camarillo, California. We have additional sales and field application support offices in the United States, Canada, China, Europe, Japan, and Taiwan.

        We generally warrant our products against defects in materials and workmanship for a minimum period of one year.

        Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K and in the Notes To Consolidated Financial Statements at Note 10, "Significant Customers, Concentration of Credit Risk, Segment Reporting, and Geographic Information."

Intellectual Property

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to and distribution of our proprietary information. As of September 30, 2007 and 2006, we had 87 U.S. patents, 13 foreign patents, and 77 U.S. patents, and four foreign patents, respectively, for various aspects of design and process innovations used in the design and manufacture of our products. As of the end of fiscal 2007, we had 18 patent applications pending in the U.S. and are preparing to file several more patent applications.

        The semiconductor industry is characterized by vigorous pursuit, and protection of intellectual property rights. As is common in the industry, from time-to-time third parties have asserted patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business and have demanded that we license their patents and technology. To date, none of these claims has resulted in the commencement of any litigation against us, nor have we believed that it was necessary to license any of the rights referred to in such claims. We expect, however, that we will continue to receive such claims in the future, and any litigation to determine their validity, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in such disputes given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation were to result in an adverse ruling, we could be required to:

  •
  Pay substantial damages;

  •
  Discontinue the use of infringing technology, including ceasing the manufacture, use, or sale of infringing products;

  •
  Expend significant resources to develop non-infringing technology; and

  •
  License technology, if available, from the party claiming infringement.

Cyclicality

        The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving technical standards, short product life cycles, and wide fluctuations in product supply and demand. From time-to-time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry and within our business.

        In addition, our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, such as demand for network infrastructure equipment, the timing of receipts, reduction or cancellation of significant orders, fluctuations in the levels of component inventories held by our customers and channel partners, the gain or loss of significant customers, market acceptance of our products and our customers' products, our ability to develop, introduce, and market new products and technologies on a timely basis, the availability and cost of products from our suppliers, new product and technology introductions by competitors, intellectual property disputes, and the timing and extent of product development costs.

Backlog

        Our sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, our backlog, as of any particular date, is not necessarily representative of actual sales for any succeeding period. We, therefore, do not believe that backlog alone is a reliable indicator of future revenue levels.

Environmental Management

        We monitor the environmental impact of our products. Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry and many companies are moving toward becoming compliant with the Restriction of Hazardous Substances Directive ("RoHS"), the European legislation that restricts the use of a number of substances, including lead, effective July 2006. We believe that our products are compliant with the RoHS directive. Additionally, some of our subcontractors may be required to register processing materials as required by the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH") European Union Regulation, EC/2006/1907. There are other international environmental directives/regulations/initiatives that are currently evolving in the electronic industry, such as the halogen-free initiative, which may also impact material suppliers and processing subcontractors. We believe our parts will be compliant and that materials will be available to meet these emerging regulations. However, it is possible that unanticipated supply shortages or delays may occur as a result of these environmental factors.

Employees

        As of September 30, 2007, we had 514 employees, including more than 245 in engineering and R&D, with the balance of employees, listed in population size order, in operations, marketing and sales, and finance and administration. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe our employee relations are good.

Available Information

        We file annual, quarterly, and special reports, as well as proxy statements and other information with the SEC as required. Any document that we file with the SEC may be read or copied at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. Our SEC filings are also available at the SEC's website at http://www.sec.gov and through our website at http://www.vitesse.com. The information on our website is not incorporated by reference into and is not made a part of this report.

        We, through our Board of Directors, have adopted a Code of Business Conduct and Ethics designed to reflect requirements of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations. We have also adopted a Code of Business Conduct and Ethics for all officers and employees of the Company and its consolidated subsidiaries, and Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer/Controller and persons performing similar functions. Any amendment to the Code will be posted promptly on our website.

        We, through our Board of Directors, also have adopted Corporate Governance Guidelines ("the Guidelines"). The Guidelines set forth the responsibilities and standards under which the major Board committees and management shall function. The Code, the Guidelines, and the charters of the Audit, Nominating and Corporate Governance, and Compensation committees are posted on the Investors' section of our website under "Corporate Governance" and are available free of charge by calling us at (800) 848-3773 or (805) 388-3700 or by writing to:

Vitesse Semiconductor Corporation
Attn: Corporate Secretary
741 Calle Plano
Camarillo, CA. U.S.A. 93012

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below before investing in our securities. We have organized our risks into the following categories:

  •
  Risks Relating to Our Business;

  •
  Risks Relating to Our Liquidity, Financing Arrangements, and Capital Commitments; and

  •
  Risks Relating to our Current and Prior Financial Statements and Related Matters.

Risks Relating to Our Business

Recent changes in our management may cause uncertainty in, or be disruptive to, our general business operations and the implementation of our business strategy.

        Since April 2006, we have replaced our Chief Executive Officer, Chief Financial Officer, and most of our accounting and financial staff as well as several Vice President level positions reporting to the CEO. In addition, most of the members of our Board of Directors have resigned and new Directors have been appointed. These changes in our management and Board of Directors have been and may continue to be disruptive to our business, and, during the transition period, there have been and may continue to be uncertainty among customers, investors, vendors, employees, and others concerning our future direction and performance. Our future success will depend, to a significant extent, on the ability of our management team to work together effectively. The loss of any member of our senior management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Moreover, our success will depend on our ability to attract, hire, and retain senior management and other key personnel and on the abilities of the new management personnel to function effectively, both individually and as a group, going forward.

If we are unable to develop and introduce new products successfully or to achieve market acceptance of our new products, our revenues, and operating income will be adversely affected.

        Our future success will depend on our ability to develop new, high-performance ICs for existing and new markets, the cost-effective and timely introduction of such products, and our ability to convince leading communications equipment manufacturers to select these products. Our financial results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new ICs is highly complex, and from time-to-time, we have experienced delays in completing the development and introduction of new products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

  •
  Accurately predict market requirements and evolving industry standards;

  •
  Accurately define new products;

  •
  Complete and introduce new products in a timely manner;

  •
  Qualify and obtain industry interoperability certification of our products and our customers' products into which our products will be incorporated;

  •
  Work with our wafer foundry, assembly, and probe and test subcontractors to achieve high manufacturing yields; and

  •
  Gain market acceptance of our products and our customers' products.

        If we are not able to develop and introduce new products successfully, our revenues and operating income will be materially and adversely affected. In particular, our revenue growth and profitability could be impacted by substantial delays in introducing new products. Our success will also depend on the ability of our customers to successfully develop new products and enhance existing products for the Carrier and Enterprise Networking and Storage markets. These markets may not develop in the manner or in the time periods that our customers anticipate. If they do not, or if our customers' products do not gain widespread acceptance in these markets, our revenues and operating income may be materially and adversely affected.

Demand for our products may be negatively affected if our expectations regarding market demand for particular products are not accurate.

        Product introductions as well as future roadmap products are based on our expectations regarding market demand and direction. If our expectations regarding market demand and direction are incorrect, the rate of development or acceptance of our current and next-generation solutions do not meet market demand and customer expectation, the sales of our legacy or current Carrier and Enterprise Networking and Storage products decline more rapidly than we anticipate, or if the rate of decline continues to exceed the rate of growth of our new products, it could negatively affect demand for our products, consolidated revenues, and profitability.

We are dependent on a small number of customers in a few industries for a significant amount of net revenues. A decrease in sales to, or the loss of, one or more significant customers could adversely impact our revenues and results of operations.

        We focus our sales efforts on a small number of customers in the Carrier and Enterprise Networking and Storage markets that require high-performance ICs and intend to continue doing so in the future. Some of these customers are also our competitors. Our top ten customers typically account for 42-47% of our revenue. For fiscal 2006, distributor Nu Horizon Electronics, Corp., including their subsidiary Titan Supply Chain Services, collectively accounted for 55.1% of net revenues. In fiscal 2007, distributor Nu Horizons Electronics, Corp., and their subsidiary Titan Supply Chain Services, and Weikeng Industrial Co. Ltd., accounted for 50.1% and 7.1%, respectively, of our net revenues and IBM accounted for 11% of net revenues. If any of our major customers were to delay orders of our products or stop buying our products, our business and financial condition would be severely affected. Additionally, if any of our customers are impacted by consolidation, experience financial difficulty including filing for bankruptcy protection, or are impacted by adverse economic conditions that would delay networking infrastructure upgrades, build-outs or new installations, this could also result in increased competition for our products and downward pressure on the pricing for our products.

Defects, errors, or failures in our products could result in higher costs than we expect and could harm our reputation and adversely affect our revenues and level of customer satisfaction.

        Due to the highly complex nature of our products, on occasion an undetected defect, error, or failure may occur when one of our products is deployed in the field. The occurrence of defects, errors, or failures in our products could result in cancellation of orders, product returns, and the loss of, or delay in, market acceptance of our IC solutions. Our customers could, in turn, bring legal actions against us, resulting in the diversion of our resources, legal expenses and judgments, fines or other penalties, or losses. Any of these occurrences could adversely affect our business, results of operations, and financial condition.

We depend on third-party wafer foundries and other suppliers and subcontract manufacturers to manufacture substantially all of our current products and any delays in materials, packaging, or manufacturing capacity or failure to meet quality control requirements could have a material adverse affect on our customer relationships, revenues, and cash flows.

        Wafer fabrication for our products is outsourced to third-party silicon wafer foundry subcontractors such as Taiwan Semiconductor Manufacturing Corporation ("TSMC"), Chartered Semiconductor

Manufacturing, IBM, LSI Logic and United Microelectronics Corporation. As a result, we depend on third-party wafer foundries to allocate a portion of their manufacturing capacity sufficient to meet our needs and to produce products of acceptable quality in a timely manner. There are significant risks associated with our reliance on third-party foundries, including:

  •
  Lack of assured wafer supply, the potential for wafer shortages, and possible increase in wafer prices;

  •
  Limited control over delivery schedules, manufacturing yields, product costs, and product quality; and

  •
  Unavailability of, or delays in, obtaining access to key process technologies.

        These and other risks associated with our reliance on third-party wafer foundries could materially and adversely affect our revenues, cash flows, and relationships with our customers. For example, the third- party foundries that manufacture our wafers have from time-to-time experienced manufacturing defects and reductions in manufacturing yields. In addition, disruptions and shortages in wafer foundry capacity may impair our ability to meet our customers' needs and negatively impact our operating results. Our third-party wafer foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. Historically, there have been periods in which there has been a worldwide shortage of wafer foundry capacity for the production of high-performance integrated circuits such as ours. We do not have long-term agreements with any of our third-party foundries, but instead subcontract our manufacturing requirements on a purchase order basis. As a result, it is possible that the capacity we will need in the future may not be available to us on acceptable terms, if at all.

        In addition to third-party wafer foundries, we also depend on third-party subcontractors in Asia and the United States for the assembly, and in some cases, wafer probe and package testing of our products. As with our wafer foundries, any difficulty in obtaining parts or services from these subcontractors could affect our ability to meet scheduled product deliveries to customers, which, could in turn, have a materially adverse affect on our customer relationships, revenues, and cash flows. These third-party subcontractors purchase materials used in the assembly process based on our forecast. In the event we fail to meet our obligations by placing purchase orders that are inconsistent with our forecast, we may be required to pay compensation for material forecasted, but not ordered. This may have an adverse affect on revenues, operating results, and cash flows.

        Finally, we are subject to occasional EOL notices on certain material and/or products that may impact our ability to continue to support certain products. This may impact our ability to continue to support certain products, forcing us to EOL our products if we cannot obtain a replacement source of material. This may impact revenue and/or require us to incur additional costs to provide alternative sources for these materials.

If we do not achieve satisfactory manufacturing yields or quality, our business will be harmed because of increases in our business expenses.

        The fabrication of ICs is a highly-complex and technically-demanding process. Defects in designs, problems associated with transitions to newer manufacturing processes, and the inadvertent use of defective or contaminated materials can result in unacceptable manufacturing yields and performance. These problems are frequently difficult to detect in the early stages of the production process and can be time-consuming and expensive to correct once detected. Even though we procure substantially all of our wafers from third-party foundries, we may be responsible for low yields when these wafers are tested against our quality control standards.

        In the past, we have experienced difficulties in achieving acceptable probe and/or final test yields on some of our products, particularly with new products, which frequently involve new manufacturing processes and smaller geometry features than previous generations. Maintaining high numbers of good die per wafer is critical to our operating results, as decreased yields can result in higher unit costs, shipment delays, and increased expenses associated with resolving yield problems. Because we also use estimated yields to value work-in-process inventory, yields below our estimates can require us to increase the value of inventory that is already reflected on our financial statements, and, possibly, the related reserves. In addition, defects in our existing or new products may require us to incur significant warranty, support and repair costs, and could divert the attention of our engineering personnel away from the development of new products. As a result, poor manufacturing yields, defects or other performance problems with our products could adversely affect our ability to provide competitively priced products.

Our ability to improve gross margins depends upon successful management of our supply chain, including our ability to accurately estimate demand for our products manufactured by third-parties.

        Our ability to improve gross margins depends upon several factors including our ability to continue to reduce our wafer, assembly, and test costs, our ability to improve manufacturing yields, and our ability to reduce average selling price erosion. As a fabless semiconductor company, we outsource a substantial amount of our manufacturing, including 100% of our wafer and package assembly fabrication. As such, we must manage our supply chain efficiently in order to ensure competitive materials pricing and effective lead-times for the materials that we purchase. The semiconductor industry in which we compete is highly cyclical. Typically, in periods of strong demand in the semiconductor industry, we may experience longer lead-times, difficulties in obtaining capacity, and/or meeting commitments to our required deliveries. In addition, we are subject to occasional supply chain issues such as EOL notices on certain material and/or products that may impact our ability to continue to support certain products that may impact revenue and/or require us to incur additional costs to provide alternative sources.

We must attract and retain key employees in a highly competitive environment.

        Our success depends in part upon our ability to retain key employees. In some of the fields in which we operate, there are only a limited number of people in the job market who possess the requisite skills. We have experienced difficulty in hiring and retaining sufficient numbers of qualified engineers in parts of our business. The loss of services of any key personnel or the inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely matter, to sell products to customers, or to manage our business effectively.

        On June 28, 2006, the Company's common stock was delisted from the NASDAQ National Market. Since that date, except for certain, very limited circumstances, the Company has not granted stock options to newly hired and current employees. Since our competitors utilize stock option grants as a significant employee benefit, our inability to offer stock options has hindered our efforts to attract and retain key employees.

We face significant emerging and existing competition and, therefore, may not be able to maintain our market share or may be negatively impacted by competitive pricing practices.

        The markets for our products are intensely competitive and subject to rapid technological advancement in design technology, wafer-manufacturing techniques, and alternative networking technologies. We must identify and capture future market opportunities to offset the rapid price erosion that characterizes our industry. We may not be able to develop new products at competitive pricing and performance levels. Even if we are able to do so, we may not complete a new product and introduce it to market in a timely manner.

        We typically face competition at the design stage, where customers evaluate alternative design approaches that require ICs. Our competitors have increasingly frequent opportunities to supplant our products in next-generation systems because of shortened product life and design cycles in many of our customers' products.

        Competition is particularly strong in the market for communications ICs, in part, due to the market's historical growth rate, which attracts larger competitors, and in part, to the number of smaller companies focused on this area. Larger competitors in our market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that we might have otherwise won.

        Our customers may substitute use of our products in their next-generation equipment with those of current or future competitors. In the communications market, which includes our Carrier and Enterprise Network markets, our competitors include Applied Micro Circuits Corporation, Broadcom Corporation, Marvell Technology Group Ltd., Maxim Integrated Products, Inc., Mindspeed Technologies, Inc., and PMC—Sierra, Inc. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of smaller privately-held companies that focus on specific portions of our range of products. These companies, individually and collectively, represent future competition during the design stage and in subsequent product sales.

We must keep pace with rapid technological change and evolving industry standards in order to grow our revenues and our business.

        We sell products in markets that are characterized by rapid changes in both product and process technologies, including evolving industry standards, frequent new product introductions, short product life cycles, and increasing demand for higher-levels of integration and smaller process geometries. We believe that our success, to a large extent, depends on our ability to adapt to these changes, to continue to improve our product technologies, and to develop new products and technologies to maintain our competitive position. Our failure to accomplish any of the above could have a negative impact on our business and financial results. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards.

        Development costs for new product technologies continue to increase. We may incur substantially higher R&D costs for next-generation products, as these products are typically more complex and must be implemented in more advanced wafer fabrication processes and assembly technologies.

Our business is subject to environmental regulations that could increase our operating expenses.

        We are subject to a variety of federal, state, and local environmental regulations relating to the use, storage, discharge, and disposal of toxic, volatile, and other hazardous chemicals used in our designing and manufacturing processes. In some circumstances, these regulations may require us to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including the potential liabilities associated with chemicals used in our designing and manufacturing processes. If we fail to comply with these regulations, we could be subject to fines or be required to suspend or cease our operations. In addition, these regulations may restrict our ability to expand operations at our present locations in the United States and worldwide or require us to incur significant compliance-related expenses.

If we are not successful in protecting our intellectual property rights, it may harm our ability to compete or maintain market share.

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to and distribution of our proprietary information. As of September 30, 2007 and 2006, we had 87 U.S. patents, 13 foreign patents and 77 U.S. patents, and four foreign patents, respectively, for various aspects of design and process innovations used in the design and manufacture of our products and have a number of pending U.S. and foreign patent applications.

        However, despite our efforts to protect our intellectual property, we cannot assure you that:

  •
  Steps we take to prevent misappropriation or infringement of our intellectual property will be successful;

  •
  Any existing or future patents will not be challenged, invalidated, or circumvented;

  •
  Any pending patent applications or future applications will be approved;

  •
  Others will not independently develop similar products or processes to ours or design around our patents; or

  •
  Any of the measures described above will provide meaningful protection.

        A failure by us to meaningfully protect our intellectual property could have a materially adverse affect on our business, financial condition, operating results, and ability to compete, including maintaining our competitive position in the market. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in certain countries. We have begun to find opportunities to license our intellectual property. While this may provide a substantial business opportunity for us, it may also increase the potential for others to misappropriate or infringe upon our intellectual property.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and loss of our proprietary rights.

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. As is common in the industry, from time-to-time, third parties have asserted patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business and have demanded that we license their patents and technology. To date, none of these claims has resulted in the commencement of any litigation against us, nor have we believed that it is necessary to license any of the rights referred to in such claims. We expect, however, that we will continue to receive such claims in the future, and any litigation to determine their validity, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We have begun to find opportunities to license our intellectual property. While this may provide a substantial business opportunity for the Company, it may also increase the potential for others to initiate claims against us. We cannot assure that we would prevail in such disputes given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation were to result in an adverse ruling we could be required to:

  •
  Pay substantial damages;

  •
  Discontinue the use of infringing technology, including ceasing the manufacture, use, or sale of infringing products;

  •
  Expend significant resources to develop non-infringing technology; or

  •
  License technology from the party claiming infringement, which license may not be available on commercially reasonable terms.

Risks Relating to Our Liquidity; Financing Arrangements and Capital Commitments

We have experienced continuing losses from operations and we anticipate future losses from operations.

        Following a substantial downturn that started in late 2000, and continued for many years, market conditions for our products began to improve modestly in 2005, and, generally, have continued to improve through 2007. During this time, our revenues have been generally increasing, but tend to be volatile. During these periods, our revenues have not been sufficient to cover our operating expenses, and we anticipate future losses from operations as a result. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

  •
  Changes in third-party foundries' and other subcontractors' manufacturing capacity, utilization of their capacity and manufacturing yields;

  •
  Variations in product development costs;

  •
  Changes in our or our customers' inventory levels;

  •
  Expenses or operational disruptions resulting from acquisitions; and

  •
  Sale or closure of discontinued operations.

In order to achieve and sustain profitability, we must achieve a combination of substantial revenue growth and/or a reduction in operating expenses.

If we are unable to accurately predict our future sales and to appropriately budget for our expenses, our operating results could suffer.

        The rapidly changing nature of the markets in which we sell our products limit our ability to accurately forecast quarterly and annual sales. Additionally, because many of our expenses are fixed in the short-term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales.

The cyclical nature of and volatility in the semiconductor industry.

        We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time-to-time, the semiconductor industry has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and in our results of operations.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address.

        In the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits, capital spending, and adverse business conditions. These conditions make it extremely difficult for our customers, our vendors, and us to accurately forecast and plan future business activities, and could cause U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets, in which we operate, do not continue at their present levels, our business, financial condition, and results of operations will likely be materially and adversely affected.

If required, our ability to repurchase our debentures with cash may be limited and failure to repurchase the debentures could constitute an event of default.

        On October 1, 2009, the holders of our 1.5% Convertible Subordinated Debentures Due 2024 ("the 2024 Debentures"), have the right to require us to repurchase some or all of the 2024 Debentures at a price equal to 113.76% of the principal amount of the 2024 Debentures to be purchased. Currently, $96.7 million aggregate principal amount of the 2024 Debentures are outstanding. We cannot assure that we will have sufficient financial resources, at such time, or will be able to arrange financing to pay the repurchase price of any 2024 Debentures tendered for repurchase.

        Our ability to repurchase the 2024 Debentures in such event may be limited by law, by the indenture associated with the 2024 Debentures, by the terms of other agreements relating to our senior debt, and by such indebtedness and agreements as may be entered into, replaced, supplemented, or amended from time-to-time. We may be required to refinance our debt in order to make such payments. We may not have the financial ability to repurchase the 2024 Debentures if payment of our debt is accelerated. If we fail to repurchase the 2024 Debentures as required by the indenture, it would constitute an event of default which, in turn, may also constitute an event of default under our other debt obligations.

The short life cycles of some of our products may leave us with obsolete or excess inventories, which could have an adverse impact on our operating profit and net income.

        The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage production and inventory levels closely. We cannot assure you that obsolete or excess inventory, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not result in significant charges that will negatively affect our operating profit and net income.

We have limited control over the indirect channels of distribution we utilize, which makes it difficult to accurately forecast orders and could result in the loss of certain sales opportunities.

        Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of these resellers or distributors were to decline. In addition, as our business grows, there may be an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This could result in the loss of certain sales opportunities. Furthermore, the reliance on indirect channels of distribution may reduce visibility with respect to future business, thereby, making it more difficult to accurately forecast orders.

Order or shipment cancellations or deferrals could cause our revenue to decline or fluctuate.

        We sell, and expect to continue to sell, a significant number of products pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. Cancellations or deferrals could cause us to hold excess inventory, which could adversely affect our results of operations. If a customer cancels or defers product shipments or refuses to accept shipped products, we may incur unanticipated reductions or delays in revenue. If a customer does not pay for products in a timely manner, we could incur significant charges against income, which could materially and adversely affect our net income and results of operations.

Our international sales and operations subject us to risks that could adversely affect our revenue and operating results.

        Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 48% and 46% of our net revenue in fiscal 2007 and 2006, respectively. Development and customer support operations located outside the U.S. have historically accounted for a significant percentage of our operating expenses and we anticipate that such operations will continue to be a significant percentage of our expenses. International sales and operations involve a variety of risks and uncertainties, including risks related to:

  •
  Reliance on strategic alliance partners;

  •
  Compliance with changing foreign regulatory requirements and tax laws;

  •
  Difficulties in staffing and managing foreign operations;

  •
  Reduced protection for intellectual property rights in some countries;

  •
  Longer payment cycles to collect accounts receivable in some countries;

  •
  Political and economic instability;

  •
  Economic downturns in international markets;

  •
  Currency risks;

  •
  Changing restrictions imposed by U.S. export laws; and

  •
  Competition from U.S.-based companies that have established significant international operations.

        Failure to successfully address these risks and uncertainties could adversely affect our international sales, which would, in turn, have a material and adverse affect on our results of operations and financial condition.

Risks Relating to our Current and Prior Financial Statements and Related Matters

We have material weaknesses in our internal controls over financial reporting and cannot provide assurance that additional material weaknesses will not be identified in the future. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

        Following the Company's determination that the Management Report on Internal Control over Financial Reporting as of September 30, 2005, and the Report of KPMG, LLP, the Company's independent registered public accounting firm, relating to the effectiveness of the Company's internal controls over financial reporting and management's assessment, thereof, as of September 30, 2005, both of which reports are included in the Company's Annual Report on Form 10-K for the year ended

September 30, 2005, should not be relied upon, and the investigation into our internal controls over financial reporting by the Special Committee, we cannot assure you that our current financial reporting or disclosure controls are effective.

        Management's evaluation of the design and operating effectiveness of our internal controls over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system, including that we did not maintain: (i) an effective control environment, which includes controls over the administration of and accounting for stock options and access to our information systems, as well as adequate segregation of duties; or (ii) effective controls over the period-end process, including the review, supervision, and monitoring of the preparation of journal entries and account reconciliations, as well as the accounting for inventory, revenue recognition and payroll.

        The Company, commencing in mid-2006, in order to rectify these weaknesses began: (i) hiring more experienced and senior finance and legal personnel; (ii) developing additional financial policies and procedures; (iii) establishing processes and procedures to increase communications between the financial reporting, accounting functions and senior management; and (iv) instituting a formal Code of Business Conduct and Ethics and whistle-blower policy.

        In addition, the Company has implemented, or is currently implementing the following:

  •
  Engagement of third-party administrator for share-based compensation;

  •
  Enhancement of Corporate Governance and oversight;

  •
  Establishment of internal audit function;

  •
  Development and implementation of several new policies and procedures to address key weaknesses; and

  •
  Development of specific accounting and finance policies and standardized processes in all critical accounting areas.

        While we are committed to the changes made to our internal controls over financial reporting, and believe we have made progress towards resolving our material weaknesses, until sufficient time has passed as to evaluate the effectiveness of the modifications of our internal controls over financial reporting, we cannot assure you that there will not be errors in our financial statements that could require a restatement or delay in filings, and as a result investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

We have not been able to restate or provide our financial statements for periods prior to September 30, 2005, which limits the ability to evaluate our historical financial performance to estimate future performance.

        In April 2006, we announced that our then published financial statements should no longer be relied upon. As discussed in greater detail on page 38, our Board of Directors appointed a Special Committee consisting of independent Directors to conduct an investigation of possible backdating of stock options. The investigation determined that members of our former senior management backdated and manipulated the grant date of options over a number of years and subsequently attempted to create and alter documents in order to conceal these practices. The investigation also found evidence of a number of improper accounting practices. As a result of these improper accounting practices and evaluation of the financial records and controls in place prior to September 30, 2005, current management concluded that it cannot rely on historical balances or on the testing performed by its former auditors, supporting accounting documents are poor and do not exist for many transactions, and key internal accounting controls were overridden by prior management or did not exist. As a result, current management has been unable to prepare any financial statements for any period prior to

September 30, 2005. Thus, there is limited historical financial information on which investors can rely upon while evaluating our financial performance.

Since we have been unable to provide audited financial information for the year ended September 30, 2005, or for prior periods, we are not in compliance with our current reporting obligations under the Securities Exchange Act of 1934.

        As discussed above, we have not been able to restate or provide financial statements for any period prior to October 1, 2005. As a result, we currently are unable to comply with the financial statement requirements for an Annual Report on Form 10-K under the Exchange Act. Our failure to comply fully with our reporting requirements under the Exchange Act could result in the SEC deregistering our common stock under the Exchange Act and/or imposing civil penalties on us.

        Until we are current in our SEC reporting obligations, we will be precluded from registering any offer or sale of our securities with the SEC. In addition, we will not be eligible to use a "short form" registration statement on Form S-3 until we have been current in our periodic reporting obligations for 12 months, which could increase the cost of raising capital through the issuance and sale of equity. Furthermore, requirements under the Exchange Act regarding the information that must be provided to shareholders in connection with an annual meeting of shareholders may preclude us from taking certain actions intended to increase the attractiveness of our common stock and facilitate relisting on a national exchange, as discussed below.

The market price for our common stock has been volatile due, in part, to our delisting from the NASDAQ National Market in June 2006 and future volatility could cause the value of investments in our Company to fluctuate.

        As a result of the delay in filing this Annual Report on Form 10-K and other SEC periodic and annual reports, our common stock has been delisted from the NASDAQ National Market. We currently are quoted under the symbol (VTSS.PK) on the Pink Sheets, an electronic quotation service for securities traded over-the-counter. As a result, there may be significantly less liquidity in the market for our common stock. In addition, our ability to raise additional capital through equity financing, and attract and retain personnel by means of equity compensation, may be impaired. Furthermore, we may experience decreases in institutional and other investor demand, analyst coverage, market-making activity, and information available concerning trading prices and volume, and fewer broker-dealers may be willing to execute trades with respect to our common stock. The delisting has decreased the attractiveness of our common stock and caused the trading volume of our common stock to decline significantly, which has resulted in a significant decline in the market price of our common stock.

        We intend to seek to be relisted on a securities exchange when we become current in our SEC reporting. There can be no assurance whether we will satisfy the standards for listing on an exchange or that an exchange will approve our listing. Nor can there be any assurance, at this time, when a relisting would occur. Continuing to be quoted only on Pink Sheets could result in continued volatility in the trading price of our common stock and could cause its value to fluctuate.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Our executive offices and principal R&D facility is located in Camarillo, California, and is leased pursuant to a non-cancellable operating lease that expires in January 2009. The total space occupied in this building is approximately 111,000 square feet. In September 2008, the company extended the term of this lease through January 31, 2014 with an annual base rent of $1.2 million. In March 2001, we purchased an additional 58,000 square foot facility, located in Camarillo for product development which was sold and leased back. We also own a 107,000 square foot facility in Colorado Springs, Colorado, which was the site of our wafer fabrication facility until its closure in 2004, and was used as a design center until 2007. We also lease space in 18 additional locations that include domestic and international offices in California, Denmark, Germany, India, Massachusetts, Oregon, and Texas. Our sales and field support offices are located in the U.S., Canada, Europe, China, Japan, Germany, and Taiwan. As of September 30, 2007, we owned space of approximately 107,000 square feet and leased space of approximately 282,000 square feet. The Company's current space is sufficient to accommodate current operations.

ITEM 3.    LEGAL PROCEEDINGS

        We and certain current or former Directors and officers of Vitesse were named in multiple shareholder derivative and securities class actions. These actions were filed starting in April 2006 and were based on allegations of stock option backdating and accounting manipulations. We also have received a grand jury subpoena from the United States Attorney's Office and have been notified that the SEC is conducting an investigation of Vitesse.

The Derivative and Securities Class Actions

The Derivative Actions

        Beginning in April 2006, nine shareholder derivative actions were filed in the United States District Court for the Central District of California on behalf of Vitesse against certain current or former Directors and officers of Vitesse, and nominally against Vitesse. These actions were consolidated as Gunther v. Tomasetta, et al., Case No. 06-2529. On October 2, 2006, the District Court appointed James Bennett Lead Derivative Plaintiff. The Lead Derivative Plaintiff filed a consolidated verified shareholder derivative complaint on January 23, 2007, alleging claims for violations of §§10(b), 14(a) and 20(a) of the Exchange Act, violations of the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, misappropriation of information, corporate waste, gross mismanagement, abuse of control, unjust enrichment, rescission, accounting manipulations, violations of California Corporations Code §§25402 and 25502.5, breach of contract, professional negligence, and negligent misrepresentation.

        Also beginning in April 2006, five shareholder derivative complaints were filed in the Superior Court of California, County of Ventura on behalf of Vitesse against certain current or former Directors and officers of Vitesse, and nominally against Vitesse. These actions were consolidated as Fred Greenberg, et al. v. Louis R. Tomasetta, et al., Superior Court of California, Ventura County, Case No. CIV 24083. On July 28, 2006, the state derivative plaintiffs filed a consolidated shareholder derivative complaint, alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code §§25402 and 25403.

The Securities Class Actions

        Beginning in May 2006, seven securities class actions were filed in the United States District Court for the Central District of California against Vitesse and certain current or former Directors and officers of Vitesse. These actions were consolidated as Grasso v. Vitesse Semiconductor Corporation, et al., Case No. 06-2639. On September 26, 2006, the District Court appointed The Rodriguez Group as Lead Plaintiff. The operative complaint in the Securities Class Action is the Consolidated Amended Class Action Complaint for Securities Fraud, filed by The Rodriguez Group on October 4, 2007. The Complaint alleges violations of §§10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on behalf of a class of purchasers of Vitesse common stock against Vitesse, Louis R.Tomasetta, Eugene F. Hovanec, Yatin Mody, KPMG, LLP, Silicon Valley Bank, Nu Horizons Electronic Corp., and Titan Supply Chain Services Corp. (f/k/a Titan Logistics Corp.).

The Settlement of the Derivative and Securities Class Actions

        After extensive negotiations and several mediation sessions before a retired California Court of Appeal Justice, Vitesse and its current and former officers and Directors agreed to settle the Securities Class Action and the Federal and State Derivative Actions and have entered into Stipulations of Settlement. The following defendants named in the Securities Class Action are not parties to the settlement: KPMG, LLP, Silicon Valley Bank, Nu Horizons Electronic Corp., and Titan Supply Chain Services Corp. (f/k/a Titan Logistics Corp.). On January 7, 2008, the U.S. District Court issued an order preliminarily approving the settlement and the form of notice to current and former shareholders of Vitesse. On January 28, 2008, the U.S. District Court issued orders dismissing with prejudice the Consolidated Amended Class Action Complaint for Securities Fraud as against Silicon Valley Bank, Nu Horizons Electronic Corp., and Titan Supply Chain Services Corp. (f/k/a Titan Logistics Corp.). In a hearing on April 7, 2008, the District Court approved the settlement in the Securities Class Action, but deferred approval of the settlements in the Federal and State Derivative Actions pending submission of documentation in support of the attorneys' fee award. On August 11, 2008, the Court granted final approval of the settlements in the Federal and State Derivative Actions.

        The settlement of the Class Actions included a cash payment to the settlement fund of $10.2 million: $8.75 million to be paid by Vitesse's Directors' and officers' liability insurers and a total of $1.45 million to be paid by Louis R. Tomasetta and Eugene F. Hovanec, two of the former executives of Vitesse. The same two former executives also will contribute all shares of Vitesse common stock that they own, totaling 1,272,669 shares. In addition, on September 22, 2008, Vitesse contributed 2,650,000 shares with a fair market value of $2.4 million of Vitesse common stock but no cash to the settlement.

        As part of the settlement of the federal and state derivative actions, the three former executives of Vitesse, Messrs. Tomasetta, Hovanec, and Mody, will release the Company from all rights to future indemnification and costs of defense in the related SEC and Department of Justice investigations. Vitesse retains the right to continue its state court action against KPMG, its former auditing firm. Vitesse will also contribute up to 4,700,000 shares of Vitesse common stock, with a fair market value of $4.2 million to cover the attorneys' fees and expenses of the derivative plaintiffs' counsel, and adopted certain Corporate Governance measures.

        The proposed Corporate Governance measures include implementing certain policies, procedures, and guidelines relating to stock option grants and compensation decisions, incorporating greater shareholder participation in the procedures for nominating independent Directors, adopting additional standards of Director independence, adding a "lead independent Director," and incorporating additional accounting policies, procedures, and guidelines to be incorporated as part of these measures.

        In addition, under the agreements, the Company and certain current and former officers and Directors of the Company who were named as defendants were dismissed from the lawsuits and obtained releases from the class and derivative plaintiffs.

The Dupuy Action

        On April 10, 2007, an individual shareholder of Vitesse, Jamison John Dupuy, filed a complaint in the Superior Court of California, County of Ventura, against Vitesse and three of its former officers (Case No. CIV 247776). Mr. Dupuy's complaint included causes of action for fraud, deceit and concealment, and violation of California Corporations Code §§ 25400 et seq. Vitesse filed an answer, asserting numerous affirmative defenses. On March 3, 2008, Mr. Dupuy filed an amended complaint that named six new defendants, all former employees, and included new causes of action for negligent misrepresentation and violations of California Corporations Code § 1507. On April 4, 2008, after mediation before a retired United States District Judge for the Central District of California, the parties entered into a confidential settlement agreement and the plaintiff filed a dismissal of the action. The Company has recorded a liability for this settlement and the related expense is reflected in the accompanying financial statements.

Notification of Default under Indenture relating to Subordinated Debentures

        On August 15, 2006, the Company received notification from the Trustee under the Indenture relating to the Company's 1.5% Convertible Subordinated Debentures due 2024 alleging compliance deficiencies under the Indenture relating to the Company's failure to file with the Securities and Exchange Commission and the Trustee the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Eventually the Trustee Issued the Company a Notice of Default and Attempted to accelerate payment on the Debentures. Although the Company did not believe there were compliance deficiencies under the Indenture, and that an Event of Default did not occur, the Company negotiated a resolution to the dispute with the holders of a majority of the Debentures that, among other things, rescinded and annulled the previous asserted acceleration of the Debentures and asserted Events of Default and the Company entered into a Second Supplemental Indenture that increased the interest payable at the October 1, 2007 interest payment date by $20.00 per $1,000 principal amount of the Debentures.

The DOJ Subpoena and SEC Investigation

        In May 2006, we received a grand jury subpoena from the office of the United States Attorney for the Southern District of New York requesting documents from 1999 through the present. We have also been notified by the Division of Enforcement of the SEC that it is conducting an investigation of Vitesse. The Division of Enforcement has requested documents from January 1, 1995, through the present. Vitesse has cooperated with both government agencies in their investigations, which are still on-going.

KPMG Lawsuit

        On June 13, 2007, we filed a lawsuit in the Superior Court for the County of Los Angeles against our former auditing firm KPMG, LLP alleging KPMG failed to properly provide auditing and other services during the time period 1994 to 2000. The Complaint seeks damages in excess of $100 million resulting from KPMG's audit failures. As of the date of filing this Annual Report, the case is pending.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        On June 28, 2006, the Company's stock was delisted from the NASDAQ National Market due to failure to provide timely regulatory filings as a result of the improprieties discussed below, under the caption "Options Backdating and Accounting Irregularities". The Company's stock has been subsequently traded in the Pink Sheets electronic quotation system under the symbol VTSS.PK. Prior to June 28, 2006, our stock was traded on the NASDAQ National Market under the symbol VTSS. The following table sets forth the high, low, and closing prices of our common stock, as reported on the respective trading systems, for the periods shown. We can provide no assurance that we will be successful in relisting the Company's securities on a national securities exchange.

	High	Low	Close
Fiscal Year Ended 2006
October 1 through December 31, 2005	$2.52	$1.50	$1.92
January 1 through March 31, 2006	3.79	1.91	3.58
April 1 through June 30, 2006	3.70	1.12	1.44
July 1 through September 30, 2006	1.70	0.69	0.99
Fiscal Year Ended 2007
October 1 through December 31, 2006	$1.38	$0.84	$0.87
January 1 through March 31, 2007	1.15	0.74	1.12
April 1 through June 30, 2007	1.40	1.04	1.15
July 1 through September 30, 2007	1.25	0.95	0.96

        As of September 30, 2007, there were 1,635 record holders of our common stock. Because many of our shares are held by brokers or other institutions on behalf of shareholders, we are unable to state the total number of beneficial owners of our common stock.

        We have never paid cash dividends and presently intend to retain any future earnings for business development. Further, our existing loan agreements limit the payment of dividends without the consent of the lender.

Six-Year Stock Performance Graph

        The following performance graph compares the cumulative total shareholder return on our common stock with the NASDAQ Stock Market-U.S. Index and the NASDAQ Electronics Components Index from market close on the last trading day in September 2001 through the last trading day in September 2007. The graph is based on the assumption that $100 was invested in each of our common stock, the NASDAQ Stock Market-U.S. Index and the NASDAQ Electronic Components Index on the last trading day in September 2001.

        The stock price performance graph depicted below shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act of 1933 (the "Securities Act"), or under the Exchange Act. The stock price performance on this graph is not necessarily an indicator of future price performance.

COMPARISON OF 6-YEAR CUMULATIVE TOTAL RETURN
AMONG VITESSE SEMICONDUCTOR CORPORATION,
THE NASDAQ STOCK MARKET (U.S.) INDEX AND
THE NASDAQ ELECTRONIC COMPONENTS

ASSUMES $100 INVESTED ON OCT. 1, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPT. 30, 2007

ITEM 6.    SELECTED FINANCIAL DATA

        We recently completed a voluntary review of our historical stock option grant practices and other accounting practices. The review was initiated by the Special Committee appointed by the Board of Directors (as discussed in the Overview section "Options Backdating and Accounting Irregularities") and was conducted by our Audit Committee, comprised solely of independent Directors, with the assistance of legal counsel and outside consultants. Accounting errors and irregularities prior to fiscal 2006, involved improper revenue recognition, unrecorded transactions, misapplied credits, and altered or non-existent supporting documentation. Based on the findings of this review, we have adjusted our historical financial statements to record additional non-cash share-based compensation and related expenses, adjustments to revenue and cost of revenue resulting from the correction of improper revenue recognition as well as other adjustments.

        The following selected consolidated statements of operations data presented below for the two years ended September 30, 2007 and September 30, 2006, and the selected consolidated balance sheet data as of September 30, 2007 and September 30, 2006, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. As described in "Business-Recent Developments," no financial statements for periods prior to October 1, 2005 have been re-audited. Accordingly, selected financial data at September 30, 2005, 2004, and 2003 and for the years ended September 30, 2005, 2004, and 2003 have not been included in this Report.

	As of and for the years ended September 30,
	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$221,948	$203,289
Loss from operations, before other income (expense), net	(1,799)	(50,094)
Loss from continuing operations	(4,825)	(52,003)
Loss from discontinued operations	(16,822)	(15,282)
Net loss	(21,647)	(67,285)
Loss from continuing operations per share—basic and diluted	(0.02)	(0.23)
Loss from discontinued operations per share—basic and diluted	(0.08)	(0.07)
Net loss per share—basic and diluted	(0.10)	(0.30)
Shares used in per-share calculation—basic and diluted	223,556	222,137
Balance Sheet Data:
Cash and short-term investments	$33,576	$28,653
Working capital, net	55,287	14,431
Total assets	327,348	352,199
Long-term debt	155,118	146,752
Total shareholders' equity	106,243	117,810

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis set forth below in this Item 7 with respect to fiscal years 2007 and 2006 reflects the adoption of new policies and procedures and adjustments relating to the review of our historical financial statements. These adjustments include the recording of additional non-cash share-based compensation expense, additional payroll tax related expenses resulting from the exercise of backdated options through fiscal 2006, adjustments to revenue and cost of revenue due to corrections of our revenue recognition procedures, and other adjustments as described in the Explanatory Note Regarding Restatement, and Change in Accounting Policy at the beginning of this Annual Report on page 2 and in Note 2 of Notes to Consolidated Financial Statements. For this reason, the data set forth in this Item 7 may not be comparable to discussions and data in our previously filed Annual Reports on Form 10-K, as discussed under the caption "Option Backdating and Accounting Irregularities." All dollar amounts are presented in thousands unless otherwise noted.

        Management's discussion and analysis of financial condition and results of operations ("MD&A"), is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition, and results of our operations. The MD&A is organized as follows:

  •
  Overview.  This section provides an introductory overview, including detailed description and timeline of the circumstances and events related to prior stock option grants and other improper accounting practices, including the findings of the Special Committee and context for the discussion and analysis that follows in the MD&A, including industry trends and characteristics, significant events, and a review of our business product lines.

  •
  Critical accounting policies and estimates.  This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management with their application.

  •
  Impact of Recent Accounting Pronouncements.  This section discusses recent accounting pronouncements, their impact on our Company, and a brief description of the pronouncements.

  •
  Results of operations.  This section provides an analysis of our results of operations for the two fiscal years ended September 30, 2007 and 2006. Brief descriptions are provided of transactions and events that impact the comparability of the results being analyzed.

  •
  Financial condition and liquidity.  This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

Overview

        Over the last 10 years, the proliferation of the Internet and the rapid growth in the volume of data being sent over LANs and WANs has placed a tremendous strain on the existing communications infrastructure. Communication service providers have sought to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner. The resulting demand for increased bandwidth and services has created a need for faster, larger, and more complex networks. Additionally, due to increasing needs for moving, managing, and storing mission-critical data, the market for storage equipment has been growing significantly.

        We are a leading supplier of high-performance ICs principally targeted at systems manufacturers in the communications and storage industries. Within the communications industry, our products address Carrier and Enterprise Networking, where they enable data to be transmitted at high-speeds and processed and switched under a variety of protocols. In storage, our products address primarily enterprise class storage systems and blade-servers using Fibre-Channel and SAS/SATA protocols. Our customers include leading communications and storage OEMs.

        In recent years, we have focused our product development and marketing efforts on products that leverage the convergence of Carrier and Enterprise Networking onto IP-based networks. These Next- Generation Networks share the requirements of high reliability, scalability, interoperability, and low cost. Increasingly, these networks will be delivered based on Ethernet technology. We believe that products in this emerging technology area represent the best opportunity for us to provide differentiation in the market.

Options Backdating and Accounting Irregularities

Chronology of Events

        The following is a chronological listing of events that have occurred since April 2006, including, but not limited to, activities related to errors and irregularities in the disclosure of, and accounting for, stock options granted by the Company to its employees and the Board. A number of these events contributed directly to the delayed filing of this Annual Report with the SEC.

April 2006	Vitesse's Board of Directors appointed a Special Committee of independent Directors to conduct an internal investigation relating to past stock option grants, the timing of such grants, and related accounting and documentation.

The Special Committee, with the assistance of legal counsel, commenced an independent review of the Company's historical stock option grant prices, documentation, and related accounting for stock option grants from January 1, 2005 to April 2006. The results of this review are discussed below at "The Special Committee—Findings and Recommended Actions."

Due to their involvement with issues related to the integrity of documents relating to Vitesse's stock option grant process, the Board of Directors placed Louis R. Tomasetta, Chief Executive Officer, Eugene F. Hovanec, Executive Vice President and former Chief Financial Officer, and Yatin Mody, Chief Financial Officer and former Controller, on administrative leave.

The Board of Directors appointed Christopher R. Gardner as Acting President and Chief Executive Officer. The Company also announced that it engaged Alvarez & Marsal, LLC, and specifically Shawn C.A. Hassel, as Acting Chief Financial Officer. The Company cancelled its earnings call and advised it would not file its Quarterly Report on Form 10-Q for the period ended March 31, 2006.

The Board of Directors determined that the following should not be relied upon:
	•	Vitesse's previously reported financial statements for the three months ended December 31, 2005, and the three years ended September 30, 2005, and possibly earlier periods;
	•	The Management Report on Internal Control over Financial Reporting as of September 30, 2005, which was included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005; and
•

The Report of KPMG, LLP, the Company's independent registered public accounting firm, relating to the effectiveness of the Company's internal controls over financial reporting and management's assessment thereof as of September 30, 2005, which was included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

May 2006

As a result of the failure to file its Quarterly Report for the period ended March 31, 2006, Vitesse received a NASDAQ Staff Determination indicating that Vitesse failed to comply with the filing requirements for continued listing and that Vitesse's securities were, therefore, subject to delisting from the NASDAQ National Market.

The Board of Directors terminated Louis R. Tomasetta, Eugene F. Hovanec, and Yatin Mody as officers and employees of Vitesse. The Board of Directors appointed Christopher R. Gardner, who was the Acting Chief Executive Officer, as Chief Executive Officer, and Shawn C.A. Hassel of Alvarez & Marsal, LLC, who was Acting Chief Financial Officer, as Chief Financial Officer.

Vitesse received a grand jury subpoena from the office of the United States Attorney for the Southern District of New York requesting documents from 1999 through the present referring to, relating to, or involving the granting of stock options.

June 2006

Vitesse entered into a commitment letter for financing with Tennenbaum Capital Partners ("TCP"). Under the terms of the letter, TCP, through one or more affiliates, agreed initially to lend to Vitesse up to $24 million in the form of a four-year, secured note at a LIBOR-based interest rate, and, if requested by Vitesse and subject to the satisfaction of certain conditions, up to an additional $30 million under the same terms.

Vitesse received a letter from the trustee under the Indenture for Vitesse's 1.5% Convertible Subordinated Debentures due 2024 alleging certain compliance deficiencies with respect to Vitesse's failure to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and asserting that if the alleged deficiencies were not cured within 60 days, an event of default would occur under the Indenture.

Vitesse's common stock was delisted from the NASDAQ National Market, due to the length of time that would be necessary for Vitesse to become fully compliant with applicable listing requirements.
July 2006	Vitesse held a "State-of-the-Company" conference call to update the financial community.
August 2006

Vitesse received a purported acceleration notice from the trustee under the Indenture for $96.7 million aggregate principal amount of Vitesse's 1.5% Convertible Subordinated Debentures due 2024. Vitesse expressed the view that it was not in default with respect to the Debentures and, therefore, any attempt to accelerate the payment of the Debentures would be invalid. Negotiations to resolve the dispute continued with a majority of the holders of the Debentures, who agreed to instruct the Trustee to forbear from taking any further action with respect to the Debentures for a period of 14 days.

September 2006

We completed a Consent Solicitation with respect to its 1.5% Convertible Subordinated Debentures Due 2024. In the Consent Solicitation, the holders of a majority of the Debentures consented to amendments to the Indenture governing the Debentures that:

	•	Rescinded and annulled the previous asserted acceleration of the Debentures and any Events of Default asserted in connection with that asserted acceleration;
•

Provided that our failure to file required reports with the SEC would not be a Default or Event of Default under the Indenture prior to the earlier of (A) the date on which we have filed all our required reports with the SEC for a period of 12 consecutive months and (B) December 31, 2012; and

	•	Increased the interest payable at the October 1, 2007, interest payment date by $20.00 per $1,000 principal amount of the Debentures.

October 2006

Vitesse solicited consents from the holders of $96.7 million aggregate principal amount of Vitesse's 1.5% Convertible Subordinated Debentures due 2024. If the necessary consents were received, the following would occur:

•

The holders of the Debentures and the Trustee under the Indenture would agree that, for 18 months after the date the proposed amendments are effective, the Trustee would forbear from taking any action to exercise any rights or remedies that relate to the filing of reports required under the Exchange Act;

• The Company would agree not to repay the Debentures pursuant to the purported acceleration request sent by the Trustee to the Company during the last six months of the forbearance period;
•

The Indenture for the Debentures would be amended so that the conversion price of the Debentures would be decreased permanently from $3.92 per share of Vitesse's common stock to $2.546 per share of Vitesse's common stock, subject to further adjustment as set forth in the Indenture; and

•

The repurchase price with respect to the October 1, 2009, repurchase right would be increased from 100% to 113.76% of the principal amount of the Debentures to be purchased, plus accrued and unpaid interest (the October 1, 2014 and October 1, 2019 repurchase rights would not be changed).

November 2006	Vitesse received the required consents from the holders of $96.7 million aggregate principal amount of Vitesse's 1.5% Convertible Subordinated Debentures due 2024.
December 2006

The Board of Directors hired Richard C. Yonker as Chief Financial Officer and appointed Shawn C.A. Hassel of Alvarez and Marsal,  LLC, Chief Financial Officer, as Chief Restructuring Officer. Edward Rogas, Jr. was appointed Chairman of the Board and Chairman of the Audit Committee.

The Company announced that the Special Committee had completed its review and presented details of its finding in a Financial Release and Form 8-K filing. These results are discussed in detail below under "The Special Committee—Findings and Recommended Actions."

January 2007	John C. Lewis, former Chairman of the Board, retired from the Board. Vitesse hired Michael B. Green as Vice President, General Counsel and Secretary.
June 2007	The Board of Directors engaged BDO Seidman, LLP as Vitesse's independent public accountants.

Vitesse sued KPMG, LLP for malpractice, seeking damages in excess of $100 million.

The Board of Directors appointed Willow B. Shire as a Director. James Cole, Moshe Gavrielov, and Louis R. Tomasetta resigned from the Board of Directors (since April 2006, however, Mr. Tomasetta had effectively been excluded from Board actions, as substantially all Board actions had been taken by an Executive Committee of the Board, which included all Directors, except Mr. Tomasetta).

Alvarez & Marsal, LLC completed its engagement.

July 2007

The Board of Directors announced a new policy for soliciting recommendations from shareholders to identify candidates for new Directors and the Company reiterated that it was precluded by SEC regulations from calling an annual meeting of shareholders to elect Directors until it could comply with the federal proxy rules that require the Company to provide audited financial statements to its shareholders prior to such a meeting.

August 2007	The Board of Directors appointed Steven P. Hanson as a Director.
October 2007	Alex Daly resigned as a Director. The Board of Directors appointed Guy W. Adams as a Director.

Vitesse completed the sale of certain assets, including intellectual property, contracts, inventory, and equipment, relating to our Enclosure Management, SAS, SATA expander and Baseboard management products developed and sold by our Storage Products Division to Maxim Integrated Products, Inc. ("Maxim"). The consideration received at closing consisted of approximately $63 million in cash and the assumption of certain liabilities, primarily related to the transferred assets. We also are entitled to certain additional earn-out payments, not to exceed $12 million in the aggregate, if certain commercial milestones are attained by Maxim over the remainder of our 2008 fiscal year.

Vitesse paid in full all amounts outstanding and terminated, the Fourth Amended and Restated Loan Agreement, dated as of June 20, 2006, by and among us, certain of our subsidiaries, the Lenders named therein and Obsidian, LLC, as Agent and Collateral Agent. The total amount paid under this 2006 Loan Agreement was $76.1 million, which included a "make-whole" payment of $16.4 million.

Vitesse executed and delivered a Term Note in the aggregate principal amount of $30 million to Whitebox VSC, Ltd. to evidence a $30 million loan to us under the Loan Agreement, dated as of August 23, 2007, between us and Whitebox, as Lender and Agent.

Vitesse entered into a proposed settlement of all federal securities class action claims that were filed against the Company and all related federal and state shareholder derivative actions. These actions were filed starting in April 2006 and were based on allegations of stock option backdating and accounting manipulations. The proposed settlement is discussed in more detail under "Item 3 Legal Proceedings—Federal Securities Class Action and Federal and State Derivative Action Claims."

The Special Committee—Findings and Recommended Actions

        In December 2006, the Special Committee completed its investigation and released its report to the public in a Financial Release and Form 8-K. The Special Committee found that members of prior management utilized improper accounting practices primarily related to revenue recognition and inventory, and prepared or altered financial records. In addition, other balance sheet accounts were found to be misstated and are described in further detail in Note 2—Restatement Impact on the Consolidated Financial Statements. Based on the review of the Special Committee, our management determined that it would likely be unable to prepare and publish audited financial statements for its fiscal years ended September 30, 2005 and prior periods, but would be able to do so for periods, thereafter, upon reconstruction of the beginning account balances for the year ended September 30, 2006. The Special Committee's findings are discussed in more detail below.

Stock Options

        The Special Committee found that:

  •
  Members of the Company's former senior management team backdated and manipulated the grant dates of stock options granted by the Company over a number of years;

  •
  Such backdating and manipulation resulted in lower exercise prices for the stock options; and

  •
  Members of the former senior management team of the Company subsequently attempted to create or alter documents to conceal these practices from the Board of Directors, outside counsel, and the Special Committee.

        The Special Committee did not find any evidence that members of the Board of Directors (other than Louis R. Tomasetta), the Compensation Committee, or remaining members of senior management were aware of improper practices related to stock options. The Special Committee also did not find evidence that members of the Board of Directors, other than Mr. Tomasetta, profited from such practices, although, the Special Committee did identify a single option grant to members of the Board of Directors in 1996, which appeared to be inadvertent, that had the effect of increasing the profit to some members of the Board of Directors upon exercise by approximately $18,000 each. In December, 2006, all of the members of the Board of Directors who profited from the 1996 grant, other than Mr. Tomasetta, voluntarily agreed to remit such amount to the Company. Finally, the Special Committee instructed management to finalize a review of all stock options granted from the inception of the Company's issuance of options and the related historical measurement dates to determine the appropriate amount to be reflected as a restatement of retained earnings.

        All members of the senior management team that were found to have been involved in the backdating and document integrity issues are no longer with the Company and included Louis R. Tomasetta, the Company's former Chief Executive Officer, Yatin Mody, the Company's former Chief Financial Officer, and Eugene F. Hovanec, the Company's former Executive Vice President.

Revenue Recognition and Inventory

        As part of its investigation into the Company's option practices, the Special Committee found evidence of the following improper accounting practices:

  •
  Failure to record credits for merchandise returns and other customer credits and also recording these credits in the wrong accounting periods;

  •
  Failure to record inventory for returned merchandise in the appropriate accounting periods;

  •
  Recording false sales invoices increasing revenue and writing off the related false accounts receivable;

  •
  Permitting merchandise returns significantly in excess of customers' contractually permitted levels, and the improper handling of those returns;

  •
  Misapplication of cash received from customers and from purported sales of accounts receivable to older accounts receivable balances, which already should have been written off;

  •
  Recognition of revenue that did not meet the requirements for revenue recognition, including consignment sales, shipments prior to customers' requested shipment dates, and shipments to warehouses;

  •
  Improper accounting for certain transactions as sales of accounts receivable rather than borrowings;

  •
  Failure to disclose practices to increase reported cash balances, which balances were not representative of operating cash balances throughout the reporting period; and

  •
  Recording journal entries that overrode our internal controls and that, among other things, facilitated some of the practices described above.

        Moreover, the Special Committee found evidence that certain officers and employees prepared and altered documents and our financial records in an attempt to conceal some of these practices from our Board of Directors and our then independent public accountants, KPMG, LLP. All of the employees identified by the Special Committee as having been aware of, and involved, with these accounting issues are no longer employed by us. In addition, in its report the Special Committee directed management to undertake the necessary steps to remediate the shortcomings in its accounting environment.

Review of All Options Issued by the Company through September 30, 2007

        At the direction of the Special Committee, the Audit Committee, the Company's new senior management team, assisted by its consultants, undertook a comprehensive review of every option issued by the Company from its initial option issuance in 1987 through the year ended September 30, 2007 (the "Options Grant Period"). During the Options Grant period the Company granted stock options pursuant to employee stock option plans and Director stock option plans to acquire approximately 146.1 million shares of common stock. Such plans at all relevant times provided for option grants to be approved by the Board of Directors, or a designated committee of non-employee Directors, or in the case of the Director stock option plans, by the Board of Directors. Approximately 14,680 stock option grants were awarded during the Options Grant Period with 566 recorded grant dates. The Company reviewed all stock options granted during the Options Grant Period, including option grants to the Company's Directors, officers, and employees (including grants to new employees, grants awarded in connection with Company acquisitions, and grants made as individual or group performance awards). The Company's review of the prior stock option granting practices included a comprehensive examination of available relevant physical and electronic documents as well as interviews with relevant personnel.

        The Company's review focused on determining the amount of accounting charges and extent of adjustment to periods prior to September 30, 2005 that would be required to:

  •
  Issue current financial statements that are in compliance with all applicable regulatory requirements, so that the Company could file any required curative disclosures with the SEC and re-establish its eligibility for listing on the NASDAQ National Market; and

  •
  Provide an informed basis for the Company's response to the identified issues, including appropriate corrective and remedial actions.

        Due to its review, the Company identified approximately $268.8 million of unrecorded additional compensation related expenses. This unrecorded additional compensation related expense was due to the difference between the fair market value of the common stock on the appropriate measurement date and the stated exercise price as well as modifications made to the original grants during the Option Grant Period. This was reflected as an adjustment to beginning retained earnings balance as of October 1, 2005.

        The Company's additional key option-related findings are summarized below.

Pre-IPO Stock Option Grant Findings

        Fair market value strike prices were supported by insufficient anecdotal evidence. As part of the review, the Company employed two different methodologies in estimating the fair market value of the Company's common stock on the grant dates including: (1) analysis of pre-IPO financing; and

(2) analysis of competitors (industry multiples analysis). Other errors noted included apparent clerical errors in recording grant dates.

Inappropriate Accounting for Grant Modifications

        Several grant agreements were modified by the Company. These modifications involve regrants, rehires, repricings, grants to non-employees, extensions of exercise windows, accelerated vestings, and changes in status. The modifications triggered variable accounting; however, such accounting treatment was not applied by the Company at the time of the modification. The effects of these modifications have been included in the Company's restated retained earnings amount at the beginning of the year ended September 30, 2006. Modifications of grants were accounted for using variable accounting in preparation of restated balances used in preparation of the financial statements for the years ended September 30, 2007 and 2006.

Inappropriate Reflection of the Measurement Date and Option Pricing

        Several grants were found to have measurement dates that differed from the grant date reflected in the Company's accounting records as determined under APB 25, "Accounting for Stock Issued to Employees." In many cases, the difference between the grant date and the measurement date resulted in increased intrinsic value for the grants that was not recognized and recorded by the Company at the time of the grant. The granting of options with exercise prices that were lower than the fair market value of the stock on the actual measurement dates did not satisfy the fair market pricing requirement in the Company's plans and was inconsistent with the Company's disclosures in its SEC filings, which stated that in all cases the exercise price of Company options would be equal to the fair market value of the stock on the date of the grant.

        The relationship between the stated exercise price of options and the fair market value of the Company's stock on the date of the identifiable approval actions varied from grant to grant. In some cases, the exercise price of grants reflected the fair market value of the underlying shares on the date of any documented approval action. In other cases, the exercise prices reflected the fair market value of the underlying shares on a date either prior or subsequent to any such documented approval action and the exercise price was lower than the fair market value on the date of any such action. In some cases, the use of such grant dates, lower exercise price, and other available evidence apparently supports a finding that the recorded grant dates and corresponding exercise prices were selected with the benefit of hindsight.

Grant Approvals

        During the Company's review of option grants, many option grants were found to not be approved in complete compliance with the Company's stock option plans. The Company found some instances where there was no formal evidence of approval of option grants or modifications by the Board of Directors or Compensation Committee that was called for under applicable Company policy. The Company also noted that there were instances where option agreements were signed without being dated by either the Company's management or the individual receiving the grant or there were other inadequacies in documentation to reflect adequate formal approval. As part of its review, the Company obtained evidence to support approval where there were shortfalls in formalized documentation.

Internal Controls

        As noted above, the Company's historical administration of its options program demonstrated certain shortfalls relating to proper adherence to plan requirements, corporate recordkeeping, documentation, and proper accounting treatment for transactions. The Company has implemented, and is in the process of implementing, procedures and controls to strengthen the Company's controls relating to its recording and reporting of stock option transactions.

Restatement Methodologies

        As of October 1, 2005, the Company adopted Statement on Financial Accounting Standards ("SFAS 123R"), "Share-Based Payment," using the modified-prospective-transition method. Under this transition method, compensation expense is to be recognized for all share-based compensation awards granted following the date of adoption as well as for all unvested awards existing on the date of adoption. Prior to October 1, 2005, the Company accounted for share-based compensation awards using the intrinsic method in accordance with APB 25, as allowed under SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no share-based compensation expense is recognized if the exercise price of the stock option was at least equal to the fair market value of the common stock on the "measurement date." APB 25 defines the measurement date as the first date on which both the number of shares that an individual grant recipient is entitled to receive and the option or purchase price, if any, are known.

        In light of the findings of the Special Committee and analysis performed by the Company, the Company determined that historic measurement dates could not be relied upon and that it was necessary for the Company to remeasure all stock option awards and record the relevant charges in accordance with APB 25. In doing so, the Company utilized or considered several sources of information including but not limited to: (1) meeting minutes of the Board and committees thereof as well as related materials; (2) the dates on which stock option grants were entered into the Company's stock option database; (3) other correspondences reflecting grant approval actions; and (4) individual stock option agreements and related materials.

        As a result of the problems identified above, the Company undertook a project with the help of its consultants to reflect the appropriate measurement dates and related fair market value information in its accounting records. As a result of this analysis, the Company recognized an additional $268.8 million in compensation related expenses, before taxes, related to fiscal years prior to and including the year ended September 30, 2005. In addition to the compensation expense resulting from the correction of option measurement dates, the Company recognized expense for payroll taxes, interest, and penalties related to the historical underreporting of employees' gains on the exercise of misdated options. It is the Company's intent to pay the employee payroll taxes and related interest and penalties resulting from the misdating of stock options. Accordingly, the Company has recorded an additional expense and related liability for these amounts, totaling $1.6 million through September 30, 2005. These amounts are reflected in the financial statements for the year ended September 30, 2006 as an adjustment to beginning retained earnings.

        As a result of the investigation as described above, we recorded an additional charge for cumulative compensation expense of approximately $268.8 million to our accumulated deficit balance as of September 30, 2005. Total cumulative compensation expense including originally recorded compensation expense is approximately $320.7 million through September 30, 2005.

Remedial Actions of the Company

        The Company's management, Board of Directors, Audit Committee, and other relevant governing committees and bodies are committed to a continued review, implementation, and enhancement of the Company's procedures and controls in light of the aforementioned findings. The Company is currently continuing its assessment of a wide range of possible procedural enhancements and remedial actions in light of the findings of the Special Committee, the Company's consultants, and current management.

        While the Company has not completed its considerations for all such actions, procedural improvements and enhancements include but are not limited to the following:

  •
  Louis R. Tomasetta, the Company's former Chief Executive Officer, Yatin Mody, the Company's former Chief Financial Officer, and Eugene F. Hovanec, the Company's former Executive Vice President, were immediately placed on administrative leave at the commencement of the review of the Special Committee and were terminated as officers and employees in May 2006;

  •
  Shortly after Louis R. Tomasetta was placed on administrative leave, the Board formed an Executive Committee of the Board composed of all Directors of the Company other than Mr. Tomasetta. Since that time, all Board action has been taken either by the Executive Committee or at meetings of the Board in which Mr. Tomasetta was provided notice but did not participate;

  •
  Several senior management changes have been made including the appointment of Christopher R. Gardner as Chief Executive Officer in April 2006, the appointment of Richard C. Yonker as Chief Financial Officer in December 2006, the engagement of Alvarez & Marsal, LLC, and specifically Shawn C.A. Hassel of that firm, in April 2006, as interim Chief Financial Officer until Mr. Yonker was appointed as Chief Financial Officer. In December 2006, Mr. Hassel was appointed Chief Restructuring Officer to assist Mr. Gardner with continued improvements to operations and to assist Mr. Yonker in the continuing re-staffing of the Company's financial group and the implementation of remedial actions recommended by the Special Committee and management. In January 2007, Michael B. Green was appointed Vice President, General Counsel and Secretary of the Company;

  •
  The Company changed its revenue recognition methodology to use a "sell-through" methodology, under which revenue is not recognized until a sale is made to the ultimate customer, rather than a "sell-in" methodology, under which revenue is recognized when a sale is made to the Company's distributors;

  •
  The Special Committee instructed management to implement Corporate Governance changes at the Board, management, and employee levels to establish "best practices" aimed at preventing opportunities to manipulate revenues and other financial data;

  •
  There were several changes made to the Governance Boards and Committees. On December 14, 2006, Edward Rogas, Jr. was appointed Chairman of the Board and Chairman of the Audit Committee. On that same date, Moshe Gavrielov was appointed Chairman of the Compensation Committee. John C. Lewis also informed the Board that he was retiring as of January 1, 2007;

  •
  Upgrades in stock option administration procedures and controls including amendment of the Company's stock option plan to reflect enhancements made regarding new requirements and procedures as well as enhancements requiring Compensation Committee approval of all options with very limited delegation of authority;

  •
  Improving training and monitoring of compliance with the Company's policies and procedures; and

  •
  Improving corporate recordkeeping, corporate risk assessment procedures, and evaluation of the internal risks of the Company.

        We have incurred substantial expenses for legal, accounting, tax, and other professional services in connection with the Special Committee investigation and related results, the Company's internal review of historical financial statements, internal and external investigations and inquiries, related litigation, and renegotiations of our debt arrangements due to violations of our covenants and other filing requirements. We estimate the total expenses incurred to date to be in excess of $30.1 million in aggregate though the year ended September 30, 2007. We expect to continue to incur significant expenses in connection with these matters.

Industry Trends and Characteristics that Affect Our Business

        In order to achieve sustained, increasing profitability, we must achieve a combination of revenue growth, increases in margin, and a reductions in operating expenses. Through fiscal 2006 and 2007, we have focused on improving each of these components of our financial model. We increased revenue in 2007 from 2006 by 9.2%, and also continued to reduce operating expenses, which are down 11.7% in 2007 from 2006.

        Our ability to achieve sustained revenue growth will depend on several factors including increasing demand from our end markets, our ability to capture and maintain market share in growing markets, the rate at which these new markets ramp into production, and the continuing trend by systems companies to outsource the designing and manufacturing of ICs to companies such as ours. Following a substantial downturn that started in late 2000 and continued for many years, market conditions began to improve modestly in 2005, and generally, have continued to improve through 2007. During this time, our revenues have been generally increasing, but tend to be volatile. Many of our major customers and the industry in general, have been going through substantial consolidations, increasing the unpredictability of these end markets. In spite of these difficult business conditions, we believe that the long-term prospects for the markets that we participate in remain strong. Our future revenue opportunities will, in part, be determined by our ability to participate and capture new "design wins" within our major customer base. This depends in large part on our ability to develop, deploy, and sell these products in a timely manner with features that compete effectively against the competitors in our markets.

        The majority of our sales effort is very early in the development of our customers' systems, where we compete for market share based on selection of our components over our competitors. Once selected for a "design win," we have a high probability of holding the majority market share for this product. Many of our large customers have their own internal design teams, which causes us to compete against these teams when our customers make a "make vs. buy" decision. The trend in the industry has been, and continues to be, to outsource more designs to companies such as ours. While we expect this trend to continue, we view this "internal" design effort as a significant competitive threat. The "design win" is a critical milestone in the path to generating revenue, as our products, and our customers' products, are highly complex, and typically require many years of development, testing, and qualification before they reach full production. As a result, it may be difficult to forecast the potential revenue from new and existing products at the time we begin our development efforts or achieve our "design wins."

        Our ability to improve margin depends upon several factors including our ability to continue to reduce our wafer, assembly, and test costs, our ability to improve manufacturing yields, our ability to continue to migrate our products to next generation process nodes, and our ability to reduce average selling price ("ASP") erosion. We are a fabless semiconductor company. We outsource a substantial amount of our manufacturing, including 100% of our wafer and package assembly fabrication. As such we must manage our supply chain efficiently to ensure competitive materials pricing and effective lead-times for the materials that we purchase. The semiconductor industry in which we compete is highly cyclical. Typically, in periods of strong demand in the semiconductor industry, we may experience longer lead times, difficulties in obtaining capacity and/or meeting commitments to our required deliveries. In addition, we are subject to occasional supply chain issues such as EOL notices on certain material and/or products that may impact our ability to continue to support certain products that may impact revenue and/or require us to incur additional costs to provide alternative sources.

        Improving product yields is critical to maintaining and improving gross margin. We have a team of engineers focused on yield improvements. Yields are affected by a variety of factors including design quality, wafer fabrication, assembly, and test processes and controls, product volumes and life cycles. We work closely with all our manufacturing subcontractors to improve product manufacturability and yields. We manufacture a wide variety of products, some at low volumes, which likely limits our ability to improve yields on some products. Gross margins are also impacted by the ASP of our products, which is primarily determined by competitive factors within the specific markets we serve. Average gross margins vary widely within the markets we serve, with the Carrier Networking market having the highest average gross margins and the Enterprise Networking market having the lowest average gross margins. We endeavor to increase gross margins by providing products that have substantial added value relative to our competition.

        In the last two years, we have focused on improving our operational efficiencies. We reduced our operating expenditures from $253.4 million in 2006 to $223.7 million in 2007. We continue to focus on R&D and selling, administrative and general ("SG&A") that are the major elements of operating expense. To remain competitive, we must efficiently deploy our R&D resources into markets that will provide our future revenue growth. Our R&D costs were reduced from $66.4 million in 2006 to $47.2 million in 2007 through several cost reduction efforts including closing of our InP fabrication facility in Camarillo, California, and a substantial reduction in the costs of our CAD tools used to execute our designs. We believe that the majority of our R&D cost reductions have been in areas outside our strategic focus and were achieved through leveraging design efficiencies derived from standardization on Ethernet-based products. In addition, we have begun to grow our Hyderabad, India, design center, where we can more efficiently execute product verification and validation. Our India design center has been re-targeted from Storage Products onto products for Carrier and Enterprise Networking applications. We continue to focus our R&D efforts and to seek opportunities to more efficiently deploy our R&D resources into larger, growing markets. In 2007, we created a Strategy and Technology Office to better identify and exploit emerging opportunities in the marketplace.

        Our SG&A spending increased in 2007 from 2006, due primarily to the additional legal and accounting costs associated with the Special Committee investigation and our 2007 and 2006 financial reporting and reconstruction. These costs are expected to decline substantially in 2009 with the completion of the audit and filing of this expanded Annual Report on Form 10-K.

        It is critical that we efficiently deploy our capital. We have continued to improve the critical operational metrics of the company, reducing cycle times, reducing total inventory, and reducing the ratio of slow-moving and obsolete inventory.

        As is common in the industry, we sell semiconductor products directly to OEMs and also use a number of distributors and logistics providers to sell products indirectly to our customer base. These channel partners enable us to provide improved customer support and local inventory to our highly distributed customer base. Our direct shipments to customers were $54.2 million in 2007 and $34.6 million in 2006. Our indirect channel shipments were $190.7 million in 2007 and $186.8 million in 2006. We have recently made accounting policy changes to include all distributor channel inventory on our balance sheet as part of the "sell-through" model. The "sell-through" model recognizes revenue upon shipment of the merchandise from our distributor to the final customer. Our sales are distributed geographically across the world. In 2007, 52% of our sales were to North America, 34% to Asia, and 14% to Europe. In 2006, 54% of our sales were to North America, 33% to Asia, and 13% to Europe.

        We market and sell our semiconductor products directly to leading OEMs as well as through third-party electronic component distributors and manufacturing service providers. For fiscal 2007, distributors Nu Horizons Electronics, Corp., including their subsidiary Titan Supply Chain Services, accounted for 50.1% of our net revenues. Weikeng Industrial Co. Ltd. accounted for 7.1% of our net revenues. IBM was the only customer other than our distributor channels that accounted for more than

10% of revenues. In fiscal year 2006, Nu Horizons Electronics, Corp., and Titan, collectively represented 55.1% of our revenue. While Jaco Electronics, Inc. accounted for 7.6% of net revenues. No direct customer exceeded 10.0% of revenue in fiscal year 2006.

Significant Events During Our Last Two Fiscal Years

        A materially complete outline of the significant recent events with regard to the various legal, accounting, and regulatory issues that faced the company in 2007 and 2006 is located under "Business-Timeline of Events Since 2006" and should be read in conjunction with this section for a complete update of the significant events at the Company during 2007 and 2006. This section outlines the significant business and financial events and trends within the last two years.

Impact of Recent Events

        Beginning April 18, 2006 and described in detail earlier in Item 7- Overview, precipitated a variety of challenges for the Company including:

  •
  Changes in management including Chief Executive Officer, Chief Financial Officer, Vice President of Finance, General Counsel, three Vice-President/General Managers, as well as other Vice President level positions;

  •
  Changes in the reconstitution of the Board of Directors;

  •
  A complete overhaul of the finance organization, including replacement of all key finance personnel and replacement of our independent auditors;

  •
  A shortfall in available working capital requiring a refinancing of the capital structure of the Company, causing concern among investors, customers, suppliers, and employees;

  •
  Investor criticism of the management and certain members of the Board of Directors that required substantial amounts of management's and Directors' time and energy;

  •
  Multiple legal actions against the Company, its management, and current and former members of its Board of Directors that required substantial amounts of management's and Directors' time and energy; and

  •
  The loss of certain share-based equity compensation programs such as our Employee Stock Option Plan and Employee Stock Purchase Plan that have made retention and recruitment more difficult.

        While these challenges had a significant impact on the Company, they have not deterred us from making the changes required to improve our financial performance, increasing the efficiency of our operations, re-focusing our strategic direction, and rebuilding the morale and culture of Vitesse.

Our Operational Philosophy

        We believe, first and foremost, that we must compete from a position of financial strength and stability. While we are a leader in many of the markets we serve, we are a small semiconductor company, and thus we must find the appropriate balance between near-term operational performance and long-term growth prospects that are enabled through investment in R&D. The strategic investments made in the last six years to transform the Company have been considerable. During much of this time, and until just recently, Vitesse made several large acquisitions and spent well over 40% of revenue on R&D to fund this transformation. As a result, our operating performance has been poor. During the last two years, our new management team has executed a transformation in the operating principles of the company. In 2007 and 2006, we took specific actions to strengthen our financial position in an effort to reach sustained profitable performance. We have:

  •
  Brought in additional capital in the form of a $52.0 million debt from TCP to provide a substantial increase in working capital;

  •
  Completed a plan to divest portions of our Storage Products Division for $63.0 million and a potential earn-out of up to $12.0 million on October 29, 2007;

  •
  Announced a plan to restructure our existing debt facility, to reduce our outstanding debt from $156.7 million to $126.7 million, principally by refinancing the TCP debt with a new credit facility from Whitebox Partners. This transaction was completed on October 28, 2007;

  •
  Improved our cash balance from $23.1 million at the beginning of Q1 of fiscal 2006 to $26.0 million at the end of Q4 fiscal 2007;

  •
  Reduced inventory levels from $54.0 million at the beginning of Q1 of fiscal 2006 to $33.7 million at the end of Q4 fiscal 2007;

  •
  Reduced operational expenses from 77.0% of revenue at the end of Q1 fiscal 2006 to 46.4% of revenue at the end of Q4 fiscal 2007.

Our Strategy

        During the last two years, Vitesse accelerated a comprehensive strategic transformation that began in 2001 following the general decline of the telecommunications industry after the bursting of the "Internet Bubble." We have invested heavily to enter new markets, develop new products, and penetrate new customers in an effort to diversify the Company and provide new opportunities for growth. During the last two years we have:

  •
  Exited the GaAs and InP product business and closed our Camarillo, California wafer fabrication facility;

  •
  Divested portions of our Storage Products Division that were not consistent with other areas of the Company whose products are based on Ethernet technology. We completed the sale of our SAS/SATA storage products line to Maxim on October 29, 2007, for $63.0 million and up to an additional $12.0 million earn-out;

  •
  Redeployed our R&D resources to focus on product developments primarily in Carrier and Enterprise Networking markets;

  •
  Expanded our business in Europe and Asia, primarily China, as the result of improved penetration into Tier 1 networking OEMs;

  •
  Enhanced our top customer list to include new names such as IBM and HP in the Enterprise server, storage and networking markets and key Taiwanese ODMs in the Enterprise switch and router markets; and

  •
  Increased our Enterprise Ethernet business from 14.6% of revenue in Q1 of fiscal 2006 to 20.3% of revenue in Q4 of fiscal 2007.

        We continue to strengthen our business with a focus on improving operational performance and execution, creating efficiencies in our R&D efforts, and identifying critical emerging growth opportunities that can be addressed with our available resources. Our efforts in operations include reduction in materials costs and cycle times, improved product yields, implementation of programs such as lean manufacturing, and an increased emphasis on the importance of our customers. We are improving the efficiency of our R&D primarily by focusing our resources on two large, but independent markets: Carrier Networking and Enterprise Networking. Both of these markets rely increasingly on Ethernet technology to deploy next-generation networks and services, which allows us to maximize the impact of our R&D budget. We believe these focused efforts will provide us attractive opportunities to address emerging growth markets within these large traditional networking markets.

Our Business Product Lines—Historically

        Historically, our products were primarily focused on networking and storage infrastructure equipment applications. In 2007 and 2006, we generated revenues from three major product lines: Networking, Ethernet, and Storage. While we carry multiple product lines, the business operations are singularly deployed across all products.

Networking Products

        Networks are often classified into three broad categories called Carrier Networks, Enterprise Networks, and Storage Networks. Historically, Vitesse has provided a very broad range of semiconductor solutions for a variety of these networking applications. Our customers build networking equipment for these networks that use standard communication protocols such as SONET/SDH, ATM, Ethernet, Fibre Channel, SAS/SATA, and others. In recent years, our Networking Products group has focused on enabling Ethernet, the primary protocol used in local LANs, to be deployed more broadly across a network. The first example of this is Ethernet being transported directly on the SONET/SDH protocol in Carrier Networks. EoS has increasingly become the predominant protocol in next-generation SONET/SDH equipment. Products developed for EoS applications are finding applications in Enterprise and Storage Networks as well. From a product development and application perspective, this evolution towards Ethernet-based technology is blurring the traditional lines between the three broad categories of the network. In the future, it is anticipated that many applications within all these network categories will depend primarily on similar technologies all based on GbE, 10 GbE, and future higher-speed versions of Ethernet. In Carrier Networks, these will increasingly be delivered over wavelength using data-optimized transport technologies such as OTN.

        The growth in the overall volume of data traffic has resulted in the need to handle increasing data rates within all networks. As an example, five years ago, data rates of 10 Gbps were limited to long-haul Carrier Networks. Today, these data rates are being used in various applications within enterprises, such as in high-speed connections between servers and in switching video signals. Further, new services such as VoIP, HDTV, and IPTV are driving bandwidth needs at the residential level, thereby, motivating service providers such as AT&T, Verizon, NTT, and others to deploy high-speed, broadband services including DSL, cable, and FTTH. Because Vitesse develops products primarily for these high-speed applications, we anticipate that these trends will significantly increase our future addressable market.

        Vitesse provides a variety of products into these applications. These generally include: (i) Ethernet-over-SONET Mappers, SONET Framers and Switches; (ii) Optoelectronic Physical Media Devices and Physical Layer Devices such as transceivers and CDRs; (iii) Signal Integrity Products including backplane transceivers, CDRs, and crosspoint switches; and (iv) Network Processors and Packet Switching Fabrics.

Ethernet Products

        Ethernet has been the predominant transmission protocol technology in LANs for many years. Typically these networks operate at speeds of 10 Mbps, 100 Mbps (Fast Ethernet), 1 Gbps (Gigabit Ethernet) or 10 Gigabit Ethernet. Most desktop computer connections today support either 10 Mbps or 100 Mbps data rates, though Gigabit Ethernet is beginning to appear on the desktop. To support the migration of desktops to these higher data rates, LAN backbones and servers are increasingly employing the Gigabit Ethernet and 10 Gigabit Ethernet standards. Industry observers also expect the transition to Gigabit Ethernet to continue to accelerate, which we believe would result in a significant increase in demand for related components in that time frame.

        In addition, Ethernet technology is becoming more widely deployed into networks outside of the LAN. The low-cost and ease of maintenance provided by Ethernet-based networks are driving adoption within broad elements of Carrier, Enterprise, and data center networking applications, which is expected to expand our addressable market for Ethernet products.

        Vitesse provides a variety of products into Ethernet applications. These generally include: Ethernet MACs, switches, and routers; GbE Cu PHYs; and Integrated Cu PHY and switch products.

Storage Products

        The growth of the Internet and the resulting need to manage, move, and store increasing amounts of mission-critical data has led to increasing demand for storage systems and has also resulted in changes in the way companies are connecting these systems. These alternative topologies have resulted in the emergence of new and faster protocols to meet the needs of the storage system manufacturers and their end customers. For example, while earlier SANs used a standard interface protocol known as SCSI, newer SANs, which require networking at high-speeds, over long distances, have used Fibre Channel, a practical, and expandable standard that enables high-speed data transfer among workstations, mainframes, data storage devices, and other peripherals. We have been a leading provider of Fibre Channel-based ICs since the inception of this standard over 10 years ago. Recently, two other protocols emerging in the storage market are SAS and SATA. These are the serial evolution of the SCSI and ATA interfaces, respectively, that are used in most computers and disk drives today. Both SAS and SATA are expected to expand the market for lower-cost storage networks that do not require the performance or robustness that Fibre Channel offers. Further, SAS is expected to replace SCSI as the primary protocol in connecting servers to storage devices as it significantly increases the data transfer rate between these devices.

        Vitesse has provided a variety of products into Storage applications. These generally included: (i) Fibre Channel physical layer components; (ii) SAS-SATA expanders and enclosure management products; (iii) SAS Raid-on-Chip processors; and (iv) Signal Integrity products (protocol-agnostic PHYs, CDRs, and crosspoint, switches).

        In August 2007, we announced that we were divesting substantial portions of our Storage Products Division to focus on Ethernet networking for Carriers and Enterprises. Effective October 2007, Vitesse sold the majority of its products for SAS/SATA and enclosure management to Maxim as part of this divestiture. We still provide the following products into Storage systems: (i) Fibre Channel physical layer components; (ii) SAS Raid-on-Chip Processors; and (iii) Signal Integrity products.

Our Business Product Lines—Going Forward

        In 2008, Vitesse will generate revenues from three markets: Carrier Networking, Enterprise Networking, and Non-Core. These revenue streams reflect the major trends in our product lines and how they map into our customer base.

Carrier Networking

        The telecommunications Carrier Network, which includes networks delivering voice and data services, has grown dramatically to a complex combination of networks. These networks are often classified into groups such as WANs, MANs, MSANs, and RANs. Each of these types of networks have their own set of technical and operational challenges. These evolving networks must deliver more bandwidth and provide increasing data-based capabilities to provide "quadruple play" services that integrate voice, data, and video traffic over both wired and wireless networks. To address this problem, Carriers are increasingly trying to map Ethernet services and connectivity more efficiently into their existing networks. They may even replace their legacy network with new all-IP/Ethernet-based networks. Broadly, Ethernet technology upgraded to meet these requirements is being called "Carrier Ethernet." It is, in effect, an adaptation of Ethernet to provide the same features and functions that have traditionally been provided by "telecom" protocols such as SONET/SDH, Plesiochronous Digital

Hierarchy ("PDH"), etc. Because of the complexity of the Carrier Networks, products sold into these applications have long design cycles, typically two to four years from design start to production and long life cycles, typically five to 10 years or more.

        Vitesse provides a variety of products into Carrier Networking applications. These generally include: (i) Ethernet-over-SONET mappers, SONET framers and switches; (ii) Optoelectronic PMDs and physical layer devices such as transceivers and CDRs; (iii) Signal Integrity Products including backplane transceivers, CDRs, and crosspoints switches; (iv) Ethernet MACs and switches; (v) GbE Cu PHYs; (vi) Next-Generation OTN mappers.

Enterprise Networking

        Enterprise Networks generally include equipment dedicated to the communication of voice and data services within large enterprise organizations. An Enterprise Network will typically be comprised of one or more LANs, computer systems including workstations and servers, as well as one of more SANs. Enterprise Networks will also typically include broadband connections to Carrier Networks for the broader communication of voice and/or data outside of the enterprise. Enterprise Networks are often classified into groups depending on their size and complexity. Typical categories are large Enterprise, data center switching, SME, SMB, and SOHO. Similar to Carrier Networks, Enterprise Networks are going through an evolution to provide more bandwidth, (i.e. more data at higher speeds) and more reliability, interoperability, and scalability. Ethernet-based networks, which are already widely deployed in LANs are becoming more prevalent in other enterprise applications such as data center switching and SANs. Enterprises are paring down their multiple networks (telephone, LAN, video conferencing, wireless, and remote mirroring/backup) to a common switched IP/Ethernet-based infrastructure. Ethernet technology that is being upgraded to meet these new requirements is generally being referred to as "Converged Enhanced Ethernet." In addition, Enterprise Networks are migrating from fast 100 Mbps Ethernet to Gigabit Ethernet and from Gigabit Ethernet to 10 Gigabit Ethernet. This transition is still in early stages and expected to accelerate over the next several years. The complexity of products within the Enterprise Networks vary dramatically based on the product application. Products at the "low-end" of the network, in SOHO, SME, and low-end SME applications typically have fast design cycles on the order of six to 12 months and short life cycles, on the order of two to four years.

        Products sold into applications at the "high-end" of Enterprise such as data center switching and high-end SME have longer design cycles, typically one to two years from design start to production and long life cycles, typically three to five years or more. Vitesse provides a variety of products into Enterprise Networking applications. These generally include: (i) Ethernet MACs, switches, and routers; (ii) GbE Cu PHYs; (iii) Integrated Cu PHY and switch products; and (iv) Signal Integrity products including backplane transceivers, CDRs, and crosspoint switches.

Non-Core

        Products that do not substantially sell into the Carrier or Enterprise Networking markets or have little or no current or future investment have been classified as Non-Core products. Today, these products include legacy products from our Fibre Channel storage products line, our Raid-on-Chip processor line, our network processor product line, and our packet-based fabric switch product line.

        In 2006, we made the decision to close our Camarillo, California. wafer manufacturing facility and to provide an EOL purchase to our customers using the GaAs and InP products manufactured in the facility. The fab was closed in September 2007 after producing the EOL materials required to support our customers. The majority of the products being manufactured have since been replaced by later-generation products manufactured by one of our wafer foundry suppliers.

        Prior to our 2007 fiscal year-end, we announced a definitive agreement to sell a portion of our storage products business to Maxim for $63 million in cash and potential aggregate earn-out payments of up to $12 million. Under the terms of the agreement, on October 29, 2007, we received a cash payment at closing in the amount of $63 million. Additionally, we may receive cash earn-out payments of up to $12 million upon achieving certain commercial milestones over the period of our fiscal year 2008. In accordance with the guidance of FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets related to the sale are classified as Held for Sale in our 2007 financial statements.

        In conjunction with the sale of a portion of our Storage Products Division to Maxim, we substantially reduced our investment in "SAS Raid-on-Chip" ("ROC") products acquired from Adaptec, by eliminating any future development efforts in these products. We terminated our Milpitas design team and re-deployed our Hyderabad, India, design team to new products in Enterprise Networking. We continue to provide applications, sales, and manufacturing support to customers using our current generation "ROC" processor products.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, allowance for doubtful accounts, sales returns, inventory valuation, goodwill and purchased intangible asset valuations, share-based compensation expense, and income taxes. We base our estimates and assumptions on current facts, historical experience, and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues, costs, and expenses that are not apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

        We believe the following are either: (i) critical accounting policies that require us to make significant judgments and estimates in the preparation of our consolidated financial statements; or (ii) other key accounting policies that generally do not require us to make estimates or judgments but may be difficult or subjective.

Revenue Recognition, Sales Returns Reserve and Allowance for Doubtful Accounts

        In accordance with SEC Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as well as SAB No. 104, "Revenue Recognition" ("SAB 104"), we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. With a few minor exceptions, we recognize revenue on goods shipped directly to customers at the time of shipping as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all distributors, utilizing information provided by the distributors. These distributors maintain inventory balances, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers and is therefore shown as deferred revenue. Vitesse personnel are often involved with the sales from the distributors to end customers.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. Sales returns typically occur for quality related issues and allowances are based on specific criteria such as rebate agreements. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns or allowances differ from our estimates, our future results of operations may be affected. As of September 30, 2007 and 2006, our sales return reserve was $0.1 million and $0.2 million, respectively.

Inventory Valuation

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

        We write down our inventory for estimated obsolete or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than our estimates, additional inventory write-downs may be required. In the event we experience unanticipated demand and are able to sell a portion of the inventories we have previously written down, our gross margins will be favorably affected.

Valuation of Goodwill, Purchased Intangible Assets, and Long-Lived Assets

        Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process R&D is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results; (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock; (iii) another significant slowdown in the worldwide economy or the semiconductor industry; or (iv) any failure to meet the performance projections included in our forecasts of future operating results.

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter, or more frequently, if we believe indicators of impairment exist or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy, and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill of our only reporting unit to its carrying value. For other intangible assets and long-lived assets, in accordance with SFAS 144, "Accounting for the

Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on a market approach. Fair value of other intangible assets is determined by undiscounted future cash flows, appraisals, or other methods. Fair value of long-lived assets is determined based on market value. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the fair value attributable to the asset is less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we amortize over the remaining estimated useful life of the asset. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, and long-term growth rates. It is reasonably possible that the estimates and assumptions used to value these assets may be incorrect. If our actual results, or the estimates and assumptions used in future impairment analyses, are lower than the original estimates and assumptions used to assess the recoverability of these assets, we could incur additional impairment charges.

        On August 23, 2007, the Company announced the sale of a portion of the storage products business (see Note 4—Discontinued Operations and Assets Held for Sale). In accordance with SFAS 142, the Company allocated goodwill to the portion of the business sold. For the year ended September 30, 2007, $31.3 million of net goodwill was reflected on the balance sheet as part of "Assets Held for Sale." For the year ended September 30, 2007 and 2006, we had no impairments of goodwill or other intangible assets. To the extent we determine there are indicators of impairment in future periods, write-downs may be required.

        Other intangible assets, which consist primarily of technology and intellectual property, are amortized over their estimated useful lives. The remaining lives range from one to two years.

Accounting for Share-Based Compensation

        Effective October 1, 2005, we adopted SFAS No. 123R "Share-Based Payments," ("SFAS 123R"), which requires all share-based payments, including grants of stock options and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option-pricing model that meets certain requirements.

        We adopted SFAS 123R using the modified-prospective transition method of recognition of compensation expense related to share-based payments. Under this transition method, compensation expense recognized during the years ended September 30, 2007 and 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested, as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all share-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company's consolidated statements of income for the years ended September 30, 2007 and 2006, reflect the impact of adopting SFAS 123R. In accordance with the modified-prospective transition method, the Company's consolidated statements of income for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

        SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability. Because the share-based compensation expense recognized in the Statements of Operations for fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeitures from the estimates made at grant date could result in more or less non-cash compensation expense in comparable periods.

Assets and Liabilities of a Business Held for Sale

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we classified the assets and liabilities of a business as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held for sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. As discussed in Note 4—Discontinued Operations and Assets Held For Sale, the Company announced the sale of a portion of their storage products business on August 23, 2007, completing the sale on October 29, 2007. Assets of $35.5 million at September 30, 2007, have been classified as held for sale.

Income Taxes

        The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company maintains a valuation allowance on the deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these tax assets in future tax periods. The valuation allowance is based on estimates of future taxable income by tax jurisdiction in which the Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities. FAS 123R allows the benefit related to deductible temporary differences attributable to nonqualified stock options to be credited to additional paid-in-capital when realized. Because the Company is in a net operating loss position as of September 30, 2007 and 2006, it may not recognize a benefit for those respective years.

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. As of September 30, 2006 and 2007, management has placed a valuation allowance against all deferred tax assets based on its overall assessment of the risks and uncertainties. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at September 30, 2006 and 2007.

Research and Development

        Research and development expense consists primarily of salaries and related costs of employees engaged in research, design, and development activities, including share-based compensation expense. Research and development expense also includes costs related to engineering design tools, masks and prototyping costs, subcontracting costs, and facilities expenses.

Impact of Recent Accounting Pronouncements

        In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management has not yet determined the impact of this pronouncement on future period financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value. We will be required to adopt SFAS 157 in the first quarter of fiscal 2009 and do not expect that the adoption will have a material impact on our financial condition or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. We will be required to adopt SFAS 159 in the first quarter of fiscal 2009 and do not expect that the adoption will have a material impact on our financial condition or results of operations.

        In June 2007, the FASB ratified Emerging Issues Task Force consensus on EITF Issue No. 07-3, "Accounting for Non-refundable Advanced Payments for Goods or Services to be Used in Future Research and Development Activities." EITF Issue No. 07-3 requires that these payments be deferred and capitalized and expensed as goods are delivered or as the related services are performed. We will be required to adopt EITF 07-3 in the first quarter of fiscal 2009 and do not expect that the adoption will have a material impact on our financial condition or results of operations.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed according to SFAS 141R, "Business Combinations," until January 1, 2009. We do not expect SFAS No. 141R will have an impact on our consolidated financial statements when effective.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" ("SFAS 161"). This Statement requires enhanced disclosures about an entity's derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect that the adoption will have a material impact on our financial condition or results of operations.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). The FSP will require us to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. The FSP will require us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. FSP APB 14-1 is applicable to our $96.7 million 1.5%, convertible debentures which allow for settlement in cash. The FSP will be effective for fiscal years beginning after December 15, 2008, and we are required to adopt the FSP in our first quarter of fiscal 2010. The FSP will not permit early adoption. We are currently evaluating the impact that the adoption of the FSP will have on our consolidated financial statements.

Results of Operations

        The following table sets forth statements of operations data expressed as a percentage of net revenues for the fiscal years indicated:

	Year Ended September 30,
	2007	2006
Revenues	100.0%	100.0%
Cost of expenses:
Cost of revenues	51.3%	55.5%
Engineering, research and development	21.3%	32.6%
Selling, general and administrative	19.1%	23.9%
Accounting remediation & reconstruction expense, litigation costs and restructuring expense	6.1%	8.2%
Amortization of intangible assets	3.0%	4.4%

Operating expenses	100.8%	124.6%

Loss from operations	(0.8)%	(24.6)%
Other income (expense):
Interest (expense), net	(1.2)%	(1.2)%
Loss on extinguishment of debt	(0.9)%	0.0%
Other income, net	0.8%	0.6%

Other income (expense), net	(1.3)%	(0.6)%
Income tax expense	0.1%	0.4%

Loss from continuing operations before discontinued operations	(2.2)%	(25.6)%
Discontinued operations
Loss from operations of discontinued Storage Products	(7.6)%	(7.5)%

Net loss	(9.8)%	(33.1)%

Net Revenues

        We classify our IC products into three categories: 1) Networking Products; 2) Ethernet Products; and 3) Storage Products. The Networking Products line services core and metro WANs, also known as Carrier Networks. Our products are focused on enabling Ethernet data services to be deployed more broadly across these networks. The Ethernet Products line services the market for Ethernet switching and transmission within LANs in SMB and SME markets. The Storage Products line services the market for large Enterprise storage systems and SANs. The following tables summarize our net product mix by product line.

        The following table summarizes our net revenues:

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Networking Products	$128,685	$114,680	$14,005	12.2%
Ethernet Products	46,437	35,425	11,012	31.1%
Storage Products	46,826	53,184	(6,358)	(12.0)%

Net Revenues	$221,948	$203,289	$18,659	9.2%

        Net revenues in fiscal year 2007 were $221.9 million, an increase of 9.2% from the $203.3 million recorded in fiscal year 2006. The revenue reported from the Storage Products exclude revenue generated from product lines sold to Maxim in October 2007.

        Net revenues from Networking Products were $128.7 million in fiscal 2007, compared with $114.7 million in fiscal 2006. The increase of 12.2% was primarily due to strength in certain emerging markets that we began targeting in 2003 through 2006, such as Ethernet-over-SONET, 10 GbE physical layer products, and signal integrity products. During both 2007 and 2006, we shipped approximately $35.0 million in revenue in products which were classified as EOL. These products were primarily older generation Storage and Networking Products and other Networking Products manufactured in our Camarillo, California GaAs fabrication facility that was closed in September 2007.

        Net revenues from Ethernet Products in fiscal 2007 were $46.4 million, an increase of 31.1%, compared with $35.4 million in fiscal 2006. In the last few years, we have increasingly focused on Ethernet Products targeting Enterprise markets. We have also enhanced our marketing efforts by establishing a sales and marketing team that is more focused on Ethernet Products and customers. This focus has allowed us to capture market share in the SMB and SME segments of the market, enabling substantial revenue growth in these segments.

        Net revenues from Storage Products were $46.8 million in fiscal 2007, compared with $53.2 million in fiscal 2006. The decrease of $6.4 million, or 12.0%, in revenues, was primarily due to a substantial reduction in demand from our Fibre Channel product family as customers migrated from 2G to 4G systems, where we do not have a substantial presence. This reduction was partially offset by the growing revenue contribution from our Raid-on-Chip product line from $3.5 million in 2006 to $15.0 million in 2007. In October 2007, we sold our SAS/SATA expander and enclosure management product lines to Maxim. As such, we reclassified the revenues and expenses from these product lines to discontinued operations. See Note 4 to the accompanying consolidated financial statements for further details.

Cost of revenues

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Cost of revenues	$113,754	$112,740	$1,014	0.9%
Percent of net revenues	51.3%	55.5%

        As a fabless semiconductor company, we use third-parties (including TSMC, IBM, Chartered Amkor, ASAT, and ASE,) for wafer fabrication and assembly services. Our cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; and (iii) labor and overhead costs associated with product procurement and testing.

        Our cost of revenues was $113.8 million in fiscal 2007 compared to $112.7 million in fiscal 2006. As a percentage of net revenues, our cost of revenues was 51.3% in fiscal 2007 compared to 55.5% in fiscal 2006.

        Substantial portions of our revenue growth in 2007 and 2006 were from lower margin products in our Ethernet and Networking product lines. This was the result of our focus in prior years to diversify our business in areas outside the Carrier Networking markets. While products in these new markets provide good diversification and growth opportunities, they come at the higher overall cost of revenue in these new markets. During 2007, revenue from these higher-cost of revenue products increased, while total cost of revenue remained consistent with 2006 due to substantial cost containment efforts by the company. This cost containment is primarily attributed to efforts to reduce the purchase price of materials such as wafers and packages, and improvements in the efficiency of operations including product yields. As it is customary for product prices in the semiconductor industry to decline over time, it is imperative that we continue to reduce our cost of revenue. Our efforts continued to be focused on improving operating efficiencies, including improving product yields, reducing scrap, and improving cycle times, as well as reducing our internal and external selling costs.

Engineering, Research and Development

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Engineering, research and development	$47,199	$66,372	$(19,173)	(28.9)%
Percent of net revenues	21.3%	32.6%

        Engineering, research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities, including share-based compensation expense. Research and development also includes costs of mask sets, electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. Research and development expenses for 2007 were $47.2 million, representing a decrease of $19.2 million or 28.9% from $66.4 million in 2006. Employee compensation expenses (including the amortization of non-cash stock compensation) decreased by approximately $4.3 million. However, the primary decrease in R&D spending was caused by a $14.9 million reduction of spending on equipment, mask spins, and outside consulting. We attribute this reduction to our strategic focus, including design efforts to develop cores and standard blocks that can be reused in multiple products, thereby reducing design cycle time and increasing first-time design correctness.

        We believe that continued investment in the design and development of future products is vital to maintain a competitive edge. We have closely monitored our known and forecasted revenue, demand, and operating expense run rates. We continue to seek opportunities to focus our research and development activities and will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Selling, General and Administrative

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Selling, general and administrative	$42,459	$48,601	$(6,142)	(12.6)%
Percent of net revenues	19.1%	23.9%

        Selling, general and administrative expenses consist primarily of personnel-related expenses, including share-based compensation expense, recurring professional and legal fees, and facilities expenses. Selling, general and administrative expenses were $42.5 million in fiscal 2007 compared to $48.6 million in fiscal 2006. The $6.1 million decrease in our SG&A expenses for fiscal 2007, as compared to fiscal 2006, is primarily due to reductions in compensation expenses (including non-cash stock compensation) of $3.1 million, facilities related expenses of $0.9 million, travel and entertainment expenses of $0.6 million, recurring tax preparation and audit fee expense of $0.5 million, and other stock, investment/investor relation related costs of $0.4 million.

Accounting Remediation & Reconstruction Expense, Litigation Costs and Restructuring Expense

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Accounting remediation & reconstruction expense litigation costs and restructuring expense	$13,558	$16,631	$(3,073)	(18.5)%
Percent of net revenues	6.1%	8.2%

        Accounting remediation and reconstruction expenses and litigation costs consist of costs incurred in connection with restructure and remediation efforts. During the fiscal years 2007 and 2006, we recognized expenses of $13.6 million and $16.6 million, respectively, related to work performed on stock option grants, revenue recognition policies, inventory valuation, and other legal and financial issues. Of the expenses incurred in fiscal year 2007 and 2006, legal fees constituted $7.6 million and $5.2 million, respectively. Additionally, in fiscal year 2006, we recognized $6.6 million related to costs associated with shareholder class actions. Lastly, during fiscal 2007 and 2006 professional fees in connection with accounting remediation were for $6.0 million and $4.1 million, respectively.

        Accounting remediation and reconstruction costs are expected to decrease slightly in fiscal year 2008, followed by a significant decrease in fiscal year 2009.

Amortization of Intangible Assets

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Amortization of intangible assets	$6,777	$9,039	$(2,262)	(25.0)%
Percent of net revenues	3.0%	4.4%

        Amortization of intangible assets was $6.8 million in fiscal 2007, compared to $9.0 million in fiscal 2006. The decrease from 2006 to 2007 is due to intangible assets related to our prior acquisitions of

Exbit, APT, and Multilink becoming fully amortized during 2007. See Note 3—Goodwill and Other Intangible Assets of the Notes to the Consolidated Financial Statements for additional information.

Interest Expense, net

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Interest expense, net	$2,580	$2,380	$200	8.4%
Percent of net revenues	1.2%	1.2%

        Interest expense, net of interest income increased approximately $0.2 million to $2.6 million in 2007. In connection with the Second Supplemental Indenture dated September 24, 2007, (see "Notification of Default under Indenture related to Subordinate Debentures" under Item 3—Legal Proceedings), we incurred an additional 5% interest on the subordinated debentures for the second half of fiscal 2007. Total interest expense on the debentures was $3.4 million in 2007 compared to $1.5 million in 2006. These increases to interest expense were offset by a decrease in interest expense related to the termination of financing arrangements with Silicon Valley Bank.

Loss on Extinguishment of Debt

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Loss on extinguishment of debt	$1,977	$—	$1,977	100.0%
Percent of net revenues	0.9%	0.0%

        In connection with the amendment to the Company's 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures") in the first quarter of fiscal 2007, (See Note 7—Debt). Under the terms of the amendment, the conversion price of the 2024 Debentures was permanently decreased from $3.92 to $2.546 per share of Common Stock, resulting in debt terms that were substantially different from the original debt terms. In accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company recognized a loss on the extinguishment of debt resulting from the write-off of unamortized debt issuance costs related to the issuance of the debt. For the year-ended September 30, 2007, "Other Assets" was reduced by approximately $2.0 million related to the write-off.

Other Income, net

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Other income	$1,755	$1,251	$504	40.3%
Percent of net revenues	0.8%	0.6%

        Other income was $1.8 million in fiscal 2007 and $1.3 million in fiscal 2006. Other income primarily consists of miscellaneous, non-recurring royalty payments. The Company has generated non-core revenue from licensing intellectual property to third parties.

Income Tax Expense

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Income tax expense	$224	$780	$(556)	(71.3)%
Percent of net revenues	0.1%	0.4%

        Income tax expense represents state and foreign income tax expense not eligible for offset by loss carryforwards.

Loss from Operations of Discontinued Operations

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Loss from operations of discontinued operations	$16,822	$15,282	$1,540	10.1%
Percent of net revenues	7.6%	7.5%

        On October 29, 2007, the Company completed its sale of a portion of its Storage Products business, as discussed in Note 4 to the accompanying consolidated financial statements for $63.0 million in cash and $12 million of potential earn-out payments upon achieving certain commercial milestones during fiscal year 2008.

        Assets of the Storage Products Division totaling $35.5 million, including $31.3 million of net goodwill, have been classified as held for sale as of September 30, 2007. The Company determined the value of goodwill attributable to the portion of the business sold based on the relative sales price of the business sold to the estimated fair market value of the Company at the time the sale commenced and allocated approximately 14% of the net carrying value of goodwill to the portion of the business sold. Results of the operations for the Storage Product Division for the years ended September 30, 2007 and 2006, have been reflected as discontinued operations in the accompanying consolidated financial statements. The financial results of these discontinued operations are summarized below.

        Selected operating results were as follows:

	September 30,
	2007	2006
	(in thousands)
Revenue	$18,057	$16,755

Loss from continuing operations before income taxes	(4,601)	(51,223)
Provision for income taxes	224	780
Loss from discontinued operations	(16,822)	(15,282)

Net loss	$(21,647)	$(67,285)

        In accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" (EITF Issue 87-24), we have allocated interest expense to discontinued operations associated with debt instruments that were required to be paid upon the sale of SPD. Interest expense included in income from discontinued operations, which includes interest incurred and amortization expense of deferred financing fees for our former loan, totaled $10.2 million and $2.9 million for fiscal years 2007 and 2006, respectively.

        The following assets and liabilities have been segregated and included in assets and liabilities held for sale, as appropriate, in the consolidated balance sheet as of September 30, 2007.

September 30, 2007
(in thousands)
Inventory	$2,217
Property and equipment, net	582
Goodwill & intangible assets	32,352
Prepaid expenses	321

Assets held for sale	$35,472

Accrued vacation	372

Liabilities held for sale	$372

Financial Condition and Liquidity

  Working Capital, Cash, Cash Equivalents, and Short-term Investments.

        The following table presents working capital, cash and cash equivalents, and short-term investments:

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Working capital	$55,287	$14,431	$40,856	283.1%

Cash and cash equivalents	$25,976	$25,312	$664	2.6%
Short-term investments	7,600	3,341	4,259	127.5%

	$33,576	$28,653	$4,923	17.2%

        At September 30, 2007, we had $33.6 million in cash, cash equivalents, and short-term investments, which we refer to as cash and investments. Cash and investments increased by $4.9 million from $28.7 million as of September 30, 2006. Net working capital as of September 30, 2007, was $55.3 million, which includes assets held for sale of $35.5 million of which $31.3 million is goodwill. At September 30, 2006, net working capital was $14.4 million. Net working capital increased as of September 30, 2007, primarily due to decreases in accounts payable of $11.3 million and inventory of $26.9 million resulting from our efforts to reduce inventory on hand by manufacturing products based on customer purchase orders we receive and the inclusion of the assets held for sale ($35.5 million). In addition, we converted a few of our larger customers from distributor to direct accounts, resulting in a $2.9 million increase in accounts receivable and a $8.9 million decrease in deferred revenue.

  Cash Provided and Used in 2007 and 2006

        Cash and cash equivalents increased to $26.0 million at September 30, 2007, from $25.3 million at September 30, 2006, as a result of the following:

	September 30,
	2007	2006
	(in thousands)
Net cash provided by (used in) operating activities	$5,778	$(40,768)
Net cash (used in) provided by investing activities	(1,013)	1,672
Net cash (used in) provided by financing activities	(4,101)	41,278

Net increase in cash and cash equivalents	$664	$2,182
Cash and cash equivalents at beginning of period	25,312	23,130

Cash and cash equivalents at end of period	$25,976	$25,312

        In 2007, our operating activities provided $5.8 million in cash. This was primarily the result of a $21.6 million net loss from continuing and discontinued operations, offset by $27.1 million in net non-cash operating expenses and $0.3 million provided by changes in operating assets and liabilities. In 2006, our operating activities used $40.8 million in cash. This was primarily the result of a $67.3 million net loss from continuing and discontinued operations and $6.2 million used by changes in operating assets and liabilities, offset by $32.7 million in net non-cash operating expenses. Non-cash items included in net income include depreciation and amortization, share-based compensation expense, capitalization of interest to principal, loss on extinguishment of debt, and amortization of debt issuance costs.

        Accounts receivable increased by $2.9 million from $4.3 million in 2006 to $7.1 million in 2007. The increase was primarily a result of converting a few of our larger customers from distributor accounts paying 2% net 10 terms to direct accounts paying net 30 terms. In 2006, accounts receivable decreased by $3.6 million from $7.8 million to $4.3 million. The decrease can be attributed to an increase in distributor accounts paying 2% net 10 terms.

        Inventory decreased $26.9 million, from $60.6 million in 2006 to $33.7 million in 2007. The decrease is primarily due to manufacturing products based upon the level of purchase orders we receive rather than customer forecasts. As a result of the reduction in inventory, accounts payable decreased from $26.3 million to $15.0 million. Inventory increased by $6.6 million, from $54.0 million in 2005 to $60.6 million in 2006. Our inventory levels will continue to be determined based upon the level of purchase orders we receive, our ability, and the ability of our customers to manage inventory levels. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. As a direct result, our accounts payable increased from $21.2 million in 2005 to $26.3 million in 2006.

        In 2007, our investing activities used cash of $1.0 million, which was primarily due to capital expenditures. In 2006, our investing activities provided cash of $1.7 million, which was primarily a result of proceeds from the sale of investments of $7.9 million and the disposal of fixed assets of $4.3 million, partially offset by purchase of fixed assets of $5.0 million and intangibles of $4.6 million.

        In 2007, our financing activities used cash of $4.1 million, which was a result of additional indebtedness for paid-in-kind interest on the TCP debt and final payments on the capital leases. In 2006, our financing activities provided cash of $41.3 million, which was primarily due to borrowings of $49.9 million from TCP, partially offset by repayment of the capital leases of $11.3 million.

  Liquidity

        Our primary source of liquidity is cash generated from operations and our existing cash balances and marketable securities. As of September 30, 2007 and 2006, our cash and cash equivalents totaled $26.0 million and $25.3 million, respectively.

        We incurred significant losses from operations for the years ended September 30, 2007 and 2006 and this trend may continue through September 30, 2008. Additionally, we continue to incur substantial expenses related to our restructure and remediation efforts (See Note 5—Restructuring Costs and Other Special Charges). We anticipate these efforts to remain at this level through at least the first quarter of fiscal year 2009, and to continue to have an adverse effect on operating results and liquidity.

        As a result of the stock option accounting (See Note 2—Restatement Impact on the Consolidated Financial Statements), we have accrued a liability for payroll tax, penalty, and interest expenses for the calendar years 2004 through 2006 related to NQ stock options originally classified as ISOs that were exercised in these periods.

        On October 5, 2007, we informed the Internal Revenue Service ("IRS") of potential payroll tax liabilities resulting from changes in measurement dates for stock options. No formal settlement negotiations have taken place, however we have received requests from IRS for information relating to the potential payroll tax liabilities that were identified as a result of our stock-option review. We are working with the IRS to provide the requested information in an effort to settle these potential liabilities.

        Holders of our 2024 Debentures (See Note 7—Debt) have the right to require us to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. In accordance with the November 3, 2006 amendment to the debentures, the October 1, 2009, repurchase right only would be increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium.

        On October 29, 2007, the Company completed the sale of a portion of our Storage Products business to Maxim for $63.0 million (See Note 4—Discontinued Operations and Assets Held for Sale), with a gain on the sale of approximately $21.7 million. Under the terms of the agreement, we may receive cash earn-out payments upon achieving certain commercial milestones over the period of our fiscal year 2008. Concurrently, we completed the funding of a $30.0 million loan from Whitebox VSC, Ltd. We used approximately $15.0 million of the proceeds of the debt financing, as well as the proceeds from the sale of the Storage Products assets ($63.0 million), to repay the Company's debt facility with affiliates of TCP. The Whitebox VSC, Ltd. loan has a four-year term, with an option to lend up to an additional $15.0 million.

        On December 28, 2007, the Company entered into an arrangement to sell intellectual property to a third-party. The contract is a perpetual, non-exclusive, irrevocable license for specified intellectual property. Under the agreement, Vitesse will receive $15.0 million in license fees for certain licensed products and core technology. The license fee is paid over time, subject to certain milestones. We billed approximately $10.0 million of this contract and have received approximately $6.0 million in cash as of September 30, 2008. The balance of the contract will be invoiced in the first quarter of 2009 as we complete the deliverables of this contract.

        We believe that our available cash, including our existing cash and investments and our results of operations in fiscal 2008, will be adequate to finance our operating needs and meet our obligations for the next 12 months. However, we may not be able to generate cash as expected. If we are unable to generate sufficient cash flow to finance our operations, we may need to raise additional funds. Depending on market conditions, we may also elect or be required to raise additional capital in the form of debt or convertible securities for the purpose of providing additional capital to fund working capital needs of our existing business. Any such financing activity will be dependent upon many factors, including our liquidity needs, market conditions, and prevailing market terms, and we cannot assure you that future external financing for us will be available on attractive terms, or at all.

Long-Term Debt, Contingent Liabilities and Operating Leases

        The following table summarizes our significant contractual obligations as of September 30, 2008:

	Payment Obligations by Year
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$—	$—	$—	$58,418	$—	$—	$58,418
Convertible subordinated debt	—	—	—	—	—	96,700	96,700
Operating leases	3,589	2,477	859	708	721	2,495	10,849
Inventory and related purchase obligations	3,685	—	—	—	—	—	3,685
Software licenses	8,225	7,215	5,149	4,527	—	—	25,116

Total	$15,499	$9,692	$6,008	$63,653	$721	$99,195	$194,768

        We currently have $96.7 million in convertible subordinated debentures due 2024 that are paid 1.5% in interest per year. Additionally, we have $60.0 million in long-term debt with TCP, consisting of $52.0 million in principal and accrued paid-in-kind ("PIK") interest. Payments to TCP are interest only until the maturity date of July 15, 2011 (See Note 7—Debt). In October 2007, concurrent with the sale of a portion of the Storage Products business (See Note 4—Discontinued Operations and Assets Held for Sale), we completed funding of a $30.0 million loan from Whitebox VSC, Ltd. We used approximately $15.0 million of the proceeds of the debt financing, as well as the proceeds from the sale of the Storage Products assets ($63.0 million), to repay the Company's debt facility with affiliates of TCP (See Note 14—Subsequent Events).

        We lease facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of September 30, 2007, is included in the table above.

        Inventory and related purchase obligations represent purchase commitments for wafers and substrate parts. Software license commitments represent non-cancellable licenses of intellectual property from third-parties used in the development of the Company's products.

        For purposes of the table above, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our vendors within a relatively short time horizon.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Cash Equivalents and Investments

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2007, the carrying value of our cash and cash equivalents approximated fair value because of the ready market for the cash instruments.

        Our investments include available-for-sale securities in publicly held companies. The value of our equity securities is based on quoted market prices. Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale of the investments to differ significantly from the current reported value.

Interest Rate Risk

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

Foreign Currency Exchange Risk

        We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States' dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States' dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. The Company funds operations in international jurisdictions. All disbursements from these locations are made in the local currency of the foreign country. Fluctuations in the value of the United States dollar relative to the currencies of these other countries could make the cost of operations in these other countries more expensive and negatively impact the Company's cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vitesse Semiconductor Corporation
Camarillo, California

        We have audited the accompanying consolidated balance sheets of Vitesse Semiconductor Corporation (a Delaware corporation) and subsidiaries as of September 30, 2007 and 2006 and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the two years in the period ended September 30, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 1 to the consolidated financial statements, effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment."

        As described in Note 2 to the consolidated financial statements, the Company has restated its opening balance of accumulated deficit for the year ended September 30, 2006 to reflect adjustments for the correction of errors. As a result of this restatement, accumulated deficit as of September 30, 2005 was increased by $353.3 million.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation and its subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the two years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitesse Semiconductor Corporation and subsidiaries' internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 26, 2008 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BDO Seidman, LLP
Los Angeles, California
September 26, 2008

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and 2006

	September 30,
	2007	2006
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,976	$25,312
Short-term investments	7,600	3,341
Accounts receivable, net of allowance for doubtful accounts of $0.2 million in 2007 and $0.1 million in 2006	7,146	4,280
Inventory	33,728	60,625
Assets held for sale	35,472	—
Restricted cash	2,147	1,582
Prepaid expenses and other current assets	6,188	4,578

Total current assets	118,257	99,718
Property and equipment, net	9,286	12,519
Goodwill	191,418	222,723
Other intangible assets, net	3,295	10,933
Other assets	5,092	6,306

	$327,348	$352,199

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$—	$2,868
Accounts payable	14,988	26,263
Accrued expenses and other current liabilities	25,785	25,449
Liabilities held for sale	372	—
Deferred revenue	21,825	30,707

Total current liabilities	62,970	85,287
Other long-term liabilities	1,728	1,858
Long-term debt, net of discount of $1,551 and $1,947 at September 30, 2007 and 2006, respectively	58,418	51,777
Convertible subordinated debt, net of discount of $1,725 at September 30, 2006	96,700	94,975

Total liabilities	219,816	233,897

Minority interest	1,289	492
Commitments and contingencies (See Note 11 and 12)
Shareholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value. 500,000,000 shares authorized; 223,555,580 shares outstanding at September 30, 2007 and 2006	2,240	2,240
Additional paid-in-capital	1,741,048	1,734,223
Accumulated other comprehensive income	3,739	484
Accumulated deficit	(1,640,784)	(1,619,137)

Total shareholders' equity	106,243	117,810

	$327,348	$352,199

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

September 30, 2007 and 2006

	September 30,
	2007	2006
	(in thousands, except per share data)
Revenues	$221,948	$203,289
Costs and expenses:
Cost of revenues	113,754	112,740
Engineering, research and development	47,199	66,372
Selling, general and administrative	42,459	48,601
Accounting remediation & reconstruction expense, litigation costs and restructuring expense	13,558	16,631
Amortization of intangible assets	6,777	9,039

Operating expenses	223,747	253,383

Loss from operations	(1,799)	(50,094)
Other income (expense):
Interest (expense), net	(2,580)	(2,380)
Loss on extinguishment of debt	(1,977)	—
Other income, net	1,755	1,251

Other income (expense), net	(2,802)	(1,129)
Income tax expense	224	780

Loss from continuing operations before discontinued operations	(4,825)	(52,003)
Discontinued operations
Loss from operations of discontinued Storage Products	(16,822)	(15,282)

Net loss	$(21,647)	$(67,285)

Basic and diluted loss per share:
Continuing operations	$(0.02)	$(0.23)
Discontinued operations	(0.08)	(0.07)

Net loss per share	$(0.10)	$(0.30)

Weighted average shares outstanding:
Basic and diluted	223,556	222,137

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

September 30, 2007 and 2006

	Common Stock				Accumulated Other Comprehensive Income		Total Shareholders' Equity (Deficit)
			Additional Paid-in- Capital	Unearned Compensation		Accumulated Deficit
	Shares	Amount
	(In thousands, except share data)
Balance at September 30, 2005, as previously reported	218,858,254	$2,203	$1,450,901	$(64)	$(1)	$(1,198,512)	$254,527
Adjustments for corrections of errors	1,241,712	—	268,686	64	313	(353,340)	(84,277)

Balance at September 30, 2005, as restated	220,099,966	2,203	1,719,587	—	312	(1,551,852)	170,250

Comprehensive loss:
Net loss	—	—	—	—	—	(67,285)	(67,285)
Unrealized gain on investments	—	—	—	—	172	—	172

Comprehensive loss							(67,113)
Compensation expense related to stock options	—	—	8,634	—	—	—	8,634
Compensation expense related to Employee Stock Purchase Plan	—	—	558	—	—	—	558
Stock Options Exercised	1,834,642	18	2,595	—	—	—	2,613
Employee Stock Purchase Plan Purchase	1,969,369	20	3,196	—	—	—	3,216
Repurchase of Shares	(348,397)	(1)	(347)	—	—	—	(348)

Balance at September 30, 2006	223,555,580	2,240	1,734,223	—	484	(1,619,137)	117,810
Comprehensive loss:
Net loss	—	—	—	—	—	(21,647)	(21,647)
Unrealized gain on investments	—	—	—	—	3,255	—	3,255

Comprehensive loss							(18,392)
Compensation expense related to stock options	—	—	6,825	—	—	—	6,825

Balance at September 30, 2007	223,555,580	$2,240	$1,741,048	$—	$3,739	$(1,640,784)	$106,243

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

September 30, 2007 and 2006

	September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net loss	$(21,647)	$(67,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,660	20,742
Share-based compensation	7,001	9,192
Allowance for doubtful accounts	249	42
Allowance for sales return reserve	(28)	(65)
Loss on extinguishment of debt	1,976	—
Capitalization of interest to principal	6,244	1,724
Amorization of debt issuance costs and debt discounts	920	1,087
Realized (gain)/loss on investments	129	(19)
Change in operating assets and liabilities:
Accounts receivable	(3,087)	3,579
Inventory	24,680	(6,602)
Restricted cash	238	(1,334)
Prepaid and other assets	(1,803)	(710)
Accounts payable	(11,276)	5,081
Accrued expenses and other liabilities	(8,478)	(6,200)

Net cash provided by (used in) operating activities	5,778	(40,768)
Cash flows from investing activities:
Proceeds from sale of investments	—	7,870
Purchase of investments	(311)	(137)
Restricted cash	716	(717)
Disposal of fixed assets	—	4,275
Capital expenditures	(879)	(5,036)
Purchase of intangibles	(539)	(4,583)

Net cash (used in) provided by investing activities	(1,013)	1,672
Cash flows from financing activities:
Proceeds from exercise of stock options & warrants	—	2,612
Purchase of ESPP shares	—	3,215
Repurchase of shares issued	—	(347)
Proceeds from debt	—	49,915
Debt issuance costs	(1,233)	(2,785)
Repayment of capital lease obligations	(2,868)	(11,268)
Return of capital to minority interest holders	—	(64)

Net cash (used in) provided by financing activities	(4,101)	41,278
Net increase in cash	664	2,182
Cash at beginning of the year	25,312	23,130

Cash at end of year	$25,976	$25,312

Cash paid during the year for:
Interest	$4,773	$2,317
Income taxes	$796	$349
Noncash investing and financing activities:
Reimbursement of tenant improvement costs	$—	$1,500

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Vitesse Semiconductor Corporation ("Vitesse" or "the Company") was incorporated under the laws of Delaware on February 3, 1987. Vitesse designs, develops, and markets a diverse portfolio of high-performance, cost-competitive semiconductor solutions for Carrier and Enterprise Networks worldwide. Engineering excellence and dedicated customer service distinguish Vitesse as an industry leader in Gigabit Ethernet LAN, Ethernet-over-SONET, Fibre Channel, Optical Transport, and other applications. Vitesse innovation empowers customers to deliver superior products for Enterprise, Access, Metro, and Core applications.

Fiscal Periods

        The Company's fiscal period is October 1 through September 30.

Basis of Presentation

        The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America ("GAAP"). The Company's reporting currency is the United States dollar. As of September 30, 2007 and 2006, our consolidated financial statements include the accounts of Vitesse and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. We regularly evaluate estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, share-based compensation, goodwill and purchased intangible asset valuations and useful life, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

Foreign Currency Translation

        The functional currency of our foreign subsidiaries is the United States dollar, however our foreign subsidiaries transact in local currencies. Consequently, assets and liabilities are remeasured into United States dollars at the exchange rate on the balance sheet date. Revenues and expenses are remeasured at the average exchange rate prevailing during the period. Foreign currency transaction gains and losses are included in results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consists principally of cash equivalents, short-term and long-term investments and account receivables. Cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks have exceeded the amount of insurance provided on such deposits. The Company believes that the credit risk in its account receivables is mitigated by the Company's credit evaluation process and maintaining an allowance for anticipated losses. For 2007, one customer accounted for more than 10% of our revenues. Total sales to this customer were 11% for the year ended September 30, 2007. No single customer accounted for more than 10% of our revenue in 2006 (see Note 10—Significant Customers, Concentration of Credit Risk, Segment Reporting and Geographic Information for additional information).

        The Company currently purchases wafers from a limited number of vendors, one of which exceeds 13% and 17% of wafer purchases in 2007 and 2006, respectively. Additionally since we do not maintain manufacturing facilities, we depend upon close relationships with contract manufacturers to assemble our products. We believe there are available to the Company other vendors who can provide the same quality wafers at competitive prices and other contract manufactures that can provide comparable services at competitive prices. We anticipate the continued use of a limited number of vendors and contract manufacturers in the near future.

        Our investments include available-for-sale securities in private and publicly-held companies. The value of our publicly held equity securities are based on quoted market prices. Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale of the investments to differ significantly from the current reported value.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended September 30, 2007 and 2006, were $0.1 million and $0.1 million, respectively.

Accumulated Other Comprehensive Income (Loss)

        The Company reports comprehensive income (loss) in its consolidated balance sheet and consolidated statement of stockholders' equity and comprehensive loss. Accumulated other comprehensive income consists of unrealized gains and losses on certain investments in equity securities in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

Contingencies

        We assess our exposure to loss contingencies, including environmental, legal, and income tax matters, and provide an accrual for an exposure if it is judged to be probable and reasonably estimable. If the actual loss from a loss contingency differs from management's estimates, results of operations could be adjusted upward or downward.

Shipping and Handling

        In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company incurred shipping costs of $0.8 million and $1.9 million for fiscal 2007 and 2006, respectively, that were included in selling, general and administrative expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warranty

        The Company warrants its products against defects for one year from date of shipment. The sales reserve allowance includes a provision for products under warranty, which is offset against revenue when products are shipped. At each reporting period, the Company adjusts its reserve for warranty claims based on its actual warranty claims experience as a percentage of revenue for the proceeding 12 months after shipment and also considers the impact of known operational issues that may have a greater impact than historical trends. Historically, our warranty returns have not been material.

Revenue Recognition

        In accordance with SEC Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as well as SAB No. 104, "Revenue Recognition" ("SAB 104"), we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. With a few minor exceptions, we recognize revenue on goods shipped directly to customers at the time of shipping, as that is, when title passes to the customer and all revenue recognition criteria specified above are met.

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all distributors, utilizing information provided by the distributors. These distributors maintain inventory balances, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers, and is therefore shown as deferred revenue. Vitesse personnel are often involved in the sales from the distributors to end customers.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. Sales returns typically occur for quality related issues and allowances are based on specific criteria such as rebate agreements. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns or allowances differ from our estimates, our future results of operations may be affected. As of September 30, 2007 and 2006, our sales return reserve was $0.1 million and $0.2 million, respectively.

Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts

        We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable based on a combination of factors. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollected. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of September 30, 2007, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Due to their liquidity and their remaining time to maturity, the fair value of these investments approximates their carrying value.

Investments

        Our available-for-sale marketable securities consist of investments in publicly-traded companies. In accordance with the Financial Accounting Standards Board's ("FASB") Statement on Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), these securities are recorded at fair value, with unrealized gains and losses included as a separate component of shareholders' equity. Upon sale or liquidation, realized gains and losses are included in the consolidated statements of operations. The Company classifies all available-for-sale securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its liquidity requirements.

        The following table reflects our available-for-sale investments in the common stock of publicly-held companies:

As of September 30,	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income
2007	$6,881	$4,650	$(911)
2006	$768	$886	$(402)

        For our investments in equity securities of privately-held companies where quoted market prices are not available, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is below the fair value of an investment at the end of any period, the investment is considered for impairment. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our investments in equity securities of privately-held companies were $248,000 and $2.4 million as of September 30, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

        Our financial instruments include cash equivalents, short-term investments, restricted deposits, accounts receivable, long-term investments, accounts payable, and accrued expenses. These financial instruments are stated at their carrying values, which are reasonable estimates of their fair values.

        Additionally, our financial instruments include our 1.5% Convertible Subordinated Debentures. We have estimated the approximate fair value of these securities using a valuation model employing assumptions about the cost of replacement debt and the value of the debentures conversion feature on the dates of valuation. The fair value of the trading debentures was estimated to be $40.0 million and $35.4 million, as of September 30, 2007 and 2006, respectively.

Inventory

        Inventory is stated at the lower of cost or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred, until the product is proven through testing and acceptance by the customer. At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventory is shown net of reserves of $33.7 million and $60.6 million at September 30, 2007 and 2006, respectively.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' estimated remaining useful lives, ranging from three to five years, except for leasehold improvements, which are stated at cost and amortized over the shorter of the term of the related lease or their estimated useful life. Depreciation and amortization costs were $10.7 million and $20.7 million for fiscal years 2007 and 2006, respectively.

        On December 29, 2005, the Company entered into a sale-leaseback arrangement on a building in Camarillo, California, requiring $1.5 million of the sales proceeds to be deposited into an escrow account for improvements to the building. Upon completion of the improvements, the Company capitalized the cost of the improvements and is recording amortization expense in accordance with its fixed asset policy. The Company has a deferred lease incentive liability recorded to reflect the amount of the leasehold improvements and is amortizing the liability on a straight-line basis over the term of the lease.

Goodwill and Other Intangible Assets

        Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform a two-step process on an annual basis, or more frequently if necessary, to determine: (i) whether the fair value of the relevant reporting unit exceeds carrying value; and (ii) to measure the amount of an impairment loss, if any. We completed this process in the fourth quarter of fiscal 2007 and determined that there was no impairment to goodwill. Intangible assets, other than goodwill, are amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to 10 years.

Income Taxes

        We account for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, it must include an expense within the tax provision in the statement of operations.

Research and Development Costs

        Research and development costs are expensed when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

Computation of Net Loss Per Share

        In accordance with SFAS 128, "Earnings per Share," basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

        Diluted loss per share from continuing and discontinued operations and net loss per share for fiscal years 2007 and 2006 is calculated using only the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive. The potential common shares excluded from the diluted computation are as follows:

	September 30,
	2007	2006
	(in thousands)
Outstanding stock options	25,544	43,063
Outstanding warrants	102	—
Convertible debentures	38,071	24,668

Total potential common shares excluded from calculation	63,717	67,731

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes basic and diluted loss per share:

	September 30,
	2007	2006
	(in thousands, except per share data)
Loss from continuing operations	$(4,825)	$(52,003)
Loss from discontinued operations	(16,822)	(15,282)

Net loss	$(21,647)	$(67,285)

Weighted average number of shares—basic and diluted	223,556	222,137
Loss per share:
Continuing operations	$(0.02)	$(0.23)
Discontinued operations	(0.08)	(0.07)

Net loss	$(0.10)	$(0.30)

Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset, or fair market value. Assets held for sale are recorded at the lesser of fair value less costs to sell or carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges for the fiscal years ended 2007 and 2006.

Short-Term Investments

        Investments in two limited partnerships, Vitesse Venture Fund, L.P. and Vitesse Venture Fund II, L.P. are consolidated in the accompanying consolidated financial statements in accordance with SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries," ("SFAS 94"). The Company has recorded a liability for the limited partners' investments in the joint ventures under the caption "minority interest" in the accompanying consolidated balance sheets.

Share-Based Compensation

        The Company has in effect several stock plans under which incentive and non-qualified stock options have been granted to employees, contractors, and Directors. These plans include the 2001 Stock Incentive Plan, the 1991 Stock Option Plan, the 1991 Directors' Stock Option Plan, and the 1999 International Stock Option Plan, as discussed in Note 8 of Notes to Consolidated Financial Statements. The Company also had an employee stock purchase plan for all eligible employees. Beginning in fiscal year 2006, the Company adopted SFAS No. 123R ("SFAS 123R") "Share-Based Payments," which requires all share-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

("APB") Opinion No. 25, "Accounting for Stock Issued to Employee" ("APB 25"), and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than operating cash flow, as required under previous literature.

        The Company adopted SFAS 123R effective October 1, 2005, using the modified-prospective transition method of recognition of compensation expense related to share-based payments. Under this transition method, compensation expense recognized during the years ended September 30, 2007 and 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested, as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all share-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company's consolidated statements of operations for the years ended September 30, 2007 and 2006 reflect the impact of adopting SFAS 123R.

        SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

        On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards" ("SFAS 123R-3"). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of employee share-based compensation expense, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that were outstanding at the Company's adoption of SFAS 123R.

        In conjunction with the adoption of SFAS 123R, we elected to recognize compensation expense for all share-based payment awards granted after September 30, 2005 on a straight-line basis over the requisite service period for the entire award. The amount of compensation cost recognized through the end of each reporting period is equal to the portion of the grant-date value of the awards that have vested, or for partially vested awards, the value of the portion of the award that is ultimately expected to vest for which the requisite services have been provided.

Recent Accounting Pronouncements

        In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management has not determined the impact of this pronouncement on future period financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement," ("SFAS 157") which defines fair value, establishes a framework for measuring fair value, and expands disclosures regarding assets and liabilities measured at fair value. We will be required to adopt SFAS 157 in the first quarter of fiscal 2009 and do not expect that the adoption will have a material impact on our financial condition or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. We will be required to adopt SFAS 159 in the first quarter of fiscal 2009 and do not expect that the adoption will have a material impact on our financial condition or results of operations.

        In June 2007, the FASB ratified Emerging Issues Task Force consensus on EITF Issue No. 07-3, "Accounting for Non-refundable Advanced Payments for Goods or Services to be Used in Future Research and Development Activities." EITF Issue No. 07-3 requires that these payments be deferred, capitalized, and expensed as goods are delivered or as the related services are performed. We will be required to adopt EITF 07-3 in the first quarter of fiscal 2009 and do not expect that the adoption will have a material impact on our financial condition or results of operations.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed according to SFAS 141R, "Business Combinations," until January 1, 2009. We do not expect SFAS No. 141R will have an impact on our consolidated financial statements when effective.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" ("SFAS 161"). This Statement requires enhanced disclosures about an entity's derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect that the adoption will have a material impact on our financial condition or results of operations.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). The FSP will require us to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. The FSP will require us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. FSP APB 14-1 is applicable to our $96.7 million 1.5% convertible debentures which allow for settlement in cash. The FSP will be effective for fiscal years beginning after December 15, 2008, and we are required to adopt the FSP in our first quarter of fiscal 2010. The FSP does not permit early adoption. We are currently evaluating the impact that the adoption of the FSP will have on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS

        In this Form 10-K, we have recorded an adjustment to the accumulated deficit as of September 30, 2005, to restate the previously reported balance for prior period errors.

        The accumulated deficit as of September 30, 2005, has been restated to reflect: (i) additional non-cash share-based compensation expense and the associated income and payroll tax and other expenses relating to employee stock option grants; (ii) adjustments to revenue and cost of revenue due to an error correction in revenue recognition; and (iii) other adjustments.

Stock Options Accounting

        In April 2006, we commenced a voluntary review of our historical stock option grant practices and related accounting from the period January 2005 to April 2006 ("Review Period"). The review was initiated by our management and was conducted by the Special Committee of our Board of Directors, comprised solely of independent Directors, with the assistance of legal counsel and outside consultants. This review resulted in the determination that members of the Company's former senior management team backdated and manipulated the grant dates of stock options granted by the Company over a number of years.

        As part of the preparation of the 2007 and 2006 financial statements, the Audit Committee of our Board of Directors and its advisors conducted an extensive review of our historical stock option grant practices and related accounting. This included an assessment and review of our option granting policies and procedures, internal records, supporting documentation and e-mail communications, as well as interviews of Company personnel. All grants issued from the Company's inception on April 2, 1987, to November 16, 2007, were included in the review period.

        The review included all stock options granted during the review period and covered stock option grants under a total of six stock option plans as well as grants under plans assumed during acquisitions, and represented option grants to our Directors, founders, officers, and other employees (including, among others, grants to newly-hired employees and grants awarded in connection with acquisitions, and a limited number of grants to non-employees).

        During the course of the review, legal counsel to the Audit Committee, with the assistance of outside consultants, collected, processed and analyzed physical and electronic Company documents and records, including hard copy files, networked electronic documents, and the computer hard drives of Company personnel who were involved in the administration of our stock option programs. Counsel to the Audit Committee was further assisted by an independent consulting firm engaged to assist in the collection, processing, and analysis of options-related documentation.

        Supplementing the activities performed by and on behalf of the Audit Committee, our management engaged in a detailed process of compiling, analyzing, and assessing the information available to it relating to our granting of stock options and administration of stock option plans during the review period. Information reviewed included, without limitation, documentation related to acquisitions and other transactions completed by us, public filings (by us and by individual grant recipients), Board minutes and written consents, spreadsheets and data in our stock administration database software, Equity Edge, used to memorialize and maintain option-related information, e-mail communications and other transmittals of information to and from outside accountants, payroll information, standard forms used to record decisions regarding hiring and termination of employees, and related salary and option grant decisions known as Personnel Change Notices ("PCNs"), grant notices, offer letters, option statements, tax records, personnel files, and other information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        With assistance from an independent consulting firm and input from the Audit Committee and its advisors, as well as based upon discussions with our independent auditors, our management created and maintained an extensive group of spreadsheets showing all options-related issuances, exercises, and related data.

        Based on the results of the review, we have concluded that a substantial number of stock options granted during the Review Period were not correctly accounted for in accordance with accounting principles generally accepted in the United States and applicable at the time those grants were made. As a result, we adjusted our accumulated deficit balance at September 30, 2005, to record additional share-based compensation expense relating to past stock option grants in accordance with APB 25, "Accounting for Stock Issued to Employees," FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," EITF 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring," and EITF 00-23, "Issues Related to the Accounting for Stock Compensation under 'APB Opinion No. 25' and 'FASB Interpretation No. 44' and SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and the related income and payroll taxes, penalties, and interest.

Restatement Methodologies

        In light of the review and in accordance with APB 25, other applicable literature (including, for the period commencing on October 1, 2006, SFAS 123R), and the guidance published by Conrad Hewitt, Chief Accountant, SEC, in a September 19, 2006, letter (the "SEC Letter"), we applied the methodologies described below to determine the appropriate measurement dates for our historical stock option grants.

Applicable Standards

        In determining corrected measurement dates for our historical option grants, we followed the requirements of APB 25, which deems the measurement date for an option grant to be the first date on which all of the following are known: (i) the identity of the individual employee who is entitled to receive the option grant; (ii) the number of options that the individual employee is entitled to receive; and (iii) the option's exercise price. Under APB 25, the measurement date cannot be earlier than the date on which the grant is approved. In each instance where we determined that we cannot rely on the measurement date previously associated with an option, we considered alternate measurement dates based on our ability to establish or confirm, with reasonable judgment, whether through other documentation or credible circumstantial information, when each of the elements associated with the determination of a measurement date for the option grant had been satisfied under applicable accounting principles. In making such determinations, we considered, among other things, the guidance in the SEC Letter, which provides that, where a company lacks definitive and complete documentation, it "must use all available relevant information" to form a reasonable conclusion with respect to, among other things, the appropriate dating for the option grant.

Information Types Considered

        We analyzed all available information for each option grant. In considering this information relating to each option grant, we determined that no particular document would be reasonable and appropriate evidence across all option plans and across all grant dates. Information analyzed included:

  •
  Board Minutes.  For pre-IPO grants, Board minutes were considered to be definitive, reasonable, and appropriate evidence of the best measurement dates for the grants in question. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    usefulness of meeting minutes varied across options issued under different plans, as well across issue dates within a specific plan.

  •
  Board Pre-Meeting Packages.  We evaluated pre-meeting Board packages and found that information from these packages used in conjunction with other relevant data (eg., minutes, data entry into Equity Edge, etc.) was reasonable and appropriate evidence to support a measurement date.

  •
  Acquisition Dates.  We evaluated the extrinsic information associated with certain Company acquisitions and were able to conclude that the consummation dates were reasonably supportable as the appropriate measurement dates for the options granted in connection with such transactions.

  •
  Date of Hire.  The hiring date (first day of work) was not, in itself, considered to be a valid measurement date, as there is no indication that our closing stock price on such dates was considered or memorialized in any way for stock grant purposes.

  •
  Metadata.  Metadata, including document-creation and modification dates were often used in conjunction with other available evidence.

  •
  Employee E-Mails.  E-mail correspondence between various Vitesse employees, including officers, staff employees and human resources, the stock administrator, etc., were sometimes used to provide additional evidence of a particular measurement date.

  •
  Signed Stock Option Agreements.  A signed and dated stock option agreement, which included the date of grant, number of shares, recipient identity, and exercise price, was considered in the determination of measurement dates.

  •
  Proxy Statements.  In general, proxy statements were used to support Board and Compensation Committee meeting schedules. Typically, issues regarding the occurrence of meetings related to purported telephonic meetings.

Methodology by Grant and Grant Category

        The following analysis sets forth the methodologies applied to certain grants and grant categories. In addition to these general methodological approaches, where we had specific information regarding particular grants, we communicated with our independent auditors and our advisers, and reached consensus on the appropriate approach to accounting for such grants, consistent with the criteria of APB 25, related accounting literature, and the guidance of the SEC Letter.

Evergreen Grants

        Generally once per each fiscal year, the Company granted annual "Evergreen" options to all current employees who had been hired on or before a certain specified date during that year. The Evergreen options were usually, but not always, granted in the first quarter of the fiscal year.

        Based on the lack of consistency in the documentation available to support the measurement dates for the Evergreen grants, the Company reviewed the individual facts and circumstances surrounding each annual grant and determined that the measurement dates for these options were generally either Board or Compensation Committee meeting dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Director Grants

        Director grants were part of the 1991 Director's Stock Option Plan ("the 1991 Plan") or the 2001 Stock Incentive Plan ("the 2001 Plan"). The 1991 Plan provides for automatic grants to Directors on: (i) January 1, 1992; (ii) each January thereafter; and (iii) the date new outside Directors are elected or appointed to the Board. The 2001 Plan provides for automatic grants to Directors on the date nominated or elected to the Board and every January 1, thereafter. The definition of the exercise price for both plans is ambiguous. Director grants are summarized into four categories:

  1.
  Annual Grants—the measurement dates have been determined to be the first trading date after January 1.

  2.
  Grants to New Directors—the measurement dates have been determined to be the dates the Directors joined the Board.

  3.
  Pre-IPO Grants—the measurement dates have been determined to be the Board meeting dates.

  4.
  Other Grants—the measurement date for these grants has been determined to be the dates the stock option agreements were signed by the Company and the Directors.

New Hire Grants

        The Company previously used a variety of methods to select grant dates for stock options given to new hires (e.g., Board meeting dates, Compensation Committee meeting dates, hire dates, etc.). Because of the lack of consistency in the documentation available to support a standard measurement date for new hires in total, this group was further divided into pre-IPO grants and 51 other groups based upon grant date intervals. Dependent upon the individual facts and circumstances surrounding each grant group, the measurement dates were generally either a Board meeting or Compensation Committee meeting date.

        In several instances, we concluded that new hire grants were "re-priced," resulting in variable accounting. This conclusion is based upon FASB Interpretation FIN 44 (March 2000), "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25," which provides that "if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award is exercised, forfeited, or expires unexercised."

Acquisition-Related Grants

        Between November 25, 1998 and January 25, 2005, we issued option grants to target Company employees related to 13 acquisitions. In most cases, we adopted the acquired company's option plans and issued replacement options, which assumed the characteristics of the acquired outstanding option awards. In addition, we issued new option awards to employees of the acquired firms. The measurement date for each acquisition grant was the date the acquisition was finalized. For replacement grants issued prior to July 1, 2000 (the effective date of FIN 44), we compared the terms of the replacement options to the terms of the surrendered awards. In accordance with EITF 90-9, if the terms remained the same, no additional compensation expense was recognized. For replacement grants issued July 1, 2000 or later, the intrinsic value of the grant was calculated as the difference between the fair market value ("FMV") of the Company's stock on the date of acquisition and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

strike price of the award. This amount, if any, was amortized over the vesting period of the option in accordance with APB 25.

        For new grants issued to employees of acquired firms, the intrinsic value of the grant was calculated as the difference between the FMV of the Company's stock on the date of the acquisition and the strike price of the award. This amount, if any, was amortized over the vesting period of the option in accordance with APB 25. If the grant had not fully vested as of September 30, 2005, the FMV of the unvested shares will be amortized over the remaining vesting period in accordance with FAS 123R.

        These transactions were accounted for as purchase transactions, except where noted as pooling of interest, and include:

  •
  Vermont Scientific—On November 25, 1998, we acquired all of the equity interests of Vermont Scientific Technologies, Inc. ("VTEK") for $13.0 million in cash and approximately $2.7 million in notes payable. According to EITF 90-9, there is no deferred compensation expense for the replacement options.

  •
  XaQti—On July 16, 1999, we acquired all of the equity interests of XaQti Corp. ("XaQti") for 1,892,300 shares of Vitesse common stock. The acquisition was accounted for as a pooling of interests. In addition to the replacement options for previously issued XaQti grants, we issued additional stock options with grant dates of May 24, 1999, and July 16, 1999, to certain former key XaQti employees. For these 139,000 additional options, the measurement date is the July 20, 1999, Compensation Committee meeting when these options were approved. According to EITF 90-9, there was no deferred compensation expense for the replacement options. The additional options issued to the former XaQti employees have intrinsic value, which is recognized as compensation expense over the vesting period.

  •
  Orologic—On March 24, 2000, we acquired Orologic, Inc. ("Orologic"). According to EITF 90-9, there is no deferred compensation expense for the replacement options.

  •
  SiTera—On May 31, 2000, we acquired SiTera, Inc. ("SiTera") for 14,698,288 shares of Vitesse common stock. This acquisition was accounted for as a pooling of interests. According to EITF 90-9, there is no deferred compensation expense for the replacement options.

  •
  Kalman Saffran—On June 5, 2000, we acquired Kalman Saffran Associates, Inc. ("KSA") for cash consideration of $8.6 million and stock options to purchase 146,500 shares of Vitesse common stock. According to EITF 90-9, there is no deferred compensation expense for the replacement options.

  •
  First Pass—On October 3, 2000, we acquired First Pass, Inc. ("First Pass") for consideration of 70,800 shares of Vitesse common stock valued at $6.1 million, the assumption of stock options to purchase 378,028 shares of Vitesse common stock valued at $4.9 million, net of deferred compensation, and $0.8 million in cash. We recorded deferred compensation in the amount of $14.4 million, representing the intrinsic value of these options on the measurement date. The related compensation expense was recognized over the vesting periods of the options, or reversed upon cancellation of the options. The deferred compensation was fully recognized or reversed as of September 30, 2005.

  •
  ht-Mikro—On February 13, 2001, we acquired all of the equity interests of ht-Mikroelektronik GmbH ("ht-Mikro") in exchange for cash consideration of $10.0 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    the assumption of stock options to purchase 56,981 shares of Vitesse common stock valued at $0.3 million. The stock options issued to the former ht-Mikro employees have intrinsic value, which is recognized as compensation expense over the vesting period. We recorded deferred compensation in the amount of $3.4 million, representing the intrinsic value of these options on the measurement date. The related compensation expense was recognized over the vesting periods of the options, or reversed upon cancellation of the options. The deferred compensation was fully recognized or reversed as of September 30, 2005.

  •
  Exbit—On June 8, 2001, we acquired all of the equity interests of Exbit Technology A/S ("Exbit"). The consideration consisted of 2,736,315 shares of Vitesse common stock valued at $70.1 million, the issuance of options to purchase 80,000 shares of common stock valued at $1.5 million (net of deferred compensation of $1.3 million) and a nominal cash consideration. The stock options issued to the former Exbit employees have intrinsic value, which is recognized as compensation expense over the vesting period. We recorded deferred compensation in the amount of $1.3 million, representing the intrinsic value of these options on the measurement date. The related compensation expense was recognized over the vesting periods of the options, or reversed upon cancellation of the options. The deferred compensation was fully recognized or reversed as of September 30, 2005.

  •
  Versatile—On July 12, 2001, we acquired all of the equity interests of Versatile Optical Networks, Inc. ("Versatile") for 8.8 million shares of Vitesse common stock. The stock options issued to the former Versatile employees as replacement grants have grant dates ranging from May 2, 2000 to May 21, 2001 with various strike prices. This creates varying intrinsic values to be recognized over the vesting period. We recorded deferred compensation in the amount of $16.4 million, representing the intrinsic value of these options on the measurement date. The related compensation expense was recognized over the vesting periods of the options, or reversed upon cancellation of the options. The deferred compensation was fully recognized or reversed as of September 30, 2005.

  •
  APT—On January 31, 2003, we acquired all of the equity interests of APT Technologies, Inc. ("APT"). The consideration consisted of approximately $12.0 million in cash, stock, and the assumption of stock options. In addition, we granted options to former APT employees on April 17, 2003. The measurement dates for these options are January 31, 2003 and April 17, 2003. The strike prices of the options issued to the former APT employees as replacement grants are lower than the FMV of the stock on the measurement dates. This intrinsic value is recognized as compensation expense over the vesting period. We recorded deferred non-cash stock compensation in the amount of $0.9 million, representing the intrinsic value of these options on the measurement date. The related compensation expense was recognized over the vesting periods of the options, or reversed upon cancellation of the options. The deferred compensation was fully recognized or reversed as of September 30, 2005.

  •
  Multilink—On August 22, 2003, we acquired Multilink Technology Corporation ("Multilink") for 4.4 million shares of Vitesse common stock. The options issued to the former Multilink employees as replacement options have grant dates ranging from January 28, 1999 to July 2, 2003, with various strike prices. This creates varying intrinsic values (or none) to be recognized over the vesting period. We recorded deferred compensation in the amount of $1.9 million, representing the intrinsic value of these options on the measurement dates. The related compensation expense was recognized over the vesting periods of the options, or reversed upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    cancellation of the options. The deferred compensation was fully recognized or reversed as of September 30, 2005.

  •
  Cicada—On February 3, 2004, we acquired all of the equity interests of Cicada Semiconductor Corporation ("Cicada") for $65.5 million in cash. Upon acquisition, all of the Cicada-issued options were exercised or cancelled. On September 9, 2004, our Board granted stock options to former Cicada employees who became Vitesse employees. The measurement date for the option grants received by the former Cicada employees is September 9, 2004, the date the Compensation Committee approved the grant of options. There is no intrinsic value for grants to former Cicada employees; therefore no compensation expense is recorded.

  •
  Adaptec—On January 26, 2005, we acquired certain assets of Adaptec, Inc. ("Adaptec") for $1.5 million. After the acquisition, we issued stock options to former Adaptec employees with two separate grant dates. The measurement dates for these two issuances are the dates of the respective Compensation Committee meetings when the grants were approved and finalized. There is no intrinsic value for any of the Adaptec grants, and therefore, no compensation expense is recorded.

Other Grants

        Grants issued that did not fall into one of the categories described above were classified as "Other Grants." The grants in this category were typically grants for performance awards, retention awards, or incentive awards. These awards would be summarily approved concurrent with one of our Compensation Committee or Board of Director meetings. We determined that the appropriate measurement date for Other Grants was the date of the Compensation Committee or Board of Director meeting at which the Other Grants were approved. We also determined that a number of grants were issued at prices lower than the FMV of the Company's stock on the measurement date. The resulting intrinsic value has been amortized as compensation expense in accordance with APB 25. If the grant had not fully vested as of September 30, 2005, the FMV of the unvested shares will be amortized over the remaining vesting period in accordance with FAS 123R.

        In certain cases, the award date was later than the date the Company determined the award was actually granted. We have determined that these awards were actually granted during a Compensation Committee or Board of Directors meeting, and then regranted at a later date to take advantage of a fall in the price of the Company's stock. For repricings that occurred prior to July 1, 2000, we followed the accounting guidance in EITF 87-33. For repricings occurring July 1, 2000 or later, any associated compensation expense was calculated using variable accounting in accordance with FIN 44.

  Certain Officer Grants

        Officer grants pursuant to the plan approved in August of 1991 were issued in 1992. We determined there was no intrinsic value associated with these grants, as the exercise price was equal to the FMV of the stock on the measurement date.

  Promotion Grants

        Promotion grants to certain employees who had recently been promoted were approved in accordance with the 1991 Stock Option Plan. It was determined that the strike price was lower than the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FMV of the stock on the measurement date. Thus, intrinsic value was recorded in accordance with APB 25.

  Current Employee Grants

        In several instances, current employee grants were issued and then repriced at a later date. In these circumstances, we determined that there was no intrinsic value on the initial grant date; however, there was intrinsic value after the repricing. These options were accounted for in accordance with APB 25 and EITF 87-33. Additionally, it was determined that, in other situations, the original measurement dates were incorrect, although the grants were not repriced. Where these changes to measurement dates resulted in intrinsic values, we accounted for the options in accordance with APB 25.

  Current Employee and Officer Lost Wages Grants

        In a 1993 Compensation Committee meeting, options to purchase shares of common stock were issued as part of a program to offset lost wages during a 20-week period. These grants were issued and then repriced at a later date. In these circumstances, we determined that there was no intrinsic value on the initial grant date; however, there was intrinsic value after the repricing. These options were accounted for in accordance with APB 25 and EITF 87-33.

  Salary Reduction Program

        In a 1994 Compensation Committee meeting, options were granted in consideration for a 10% pay cut from the third quarter of fiscal 1994. It was determined that the strike price was lower than the FMV of the stock on the measurement date. Thus, intrinsic value was recorded in accordance with APB 25.

  "Special" Stock Options

        In two instances, employees were issued options from a Special Stock Option Plan. In both cases, it was determined that the strike price was lower than the FMV of the stock on the measurement date. Thus, intrinsic value was recorded in accordance with APB 25.

        There were also several options granted in such cases as promotions, outstanding performers, and retention plans. In these cases, it was determined that there was no intrinsic value associated with the grants.

Tax Considerations

        Based on measurement date changes resulting from our options review, certain grants of stock options made during the Review Period were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options ("ISOs"), requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options ("NQs") due to their below-market grant pricing, plan limitations or ISO limitations (broken ISOs). Additionally, certain options should have been treated as NQs since date of grant due to either plan limitations or ISO limitations. For certain of these broken or misclassified ISOs, we did not withhold federal income taxes, state income taxes, FICA, or Medicare on the exercise of the options. As a result of our review, we accrued payroll tax, penalty, and interest expenses for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

calendar years 2004 through 2006 related to NQ stock options originally classified as ISOs that were exercised in these periods.

        On October 5, 2007, we informed the Internal Revenue Service ("IRS") of potential payroll tax liabilities resulting from changes in measurement dates for stock options. No formal settlement negotiations have taken place, however we have received requests from the IRS for information relating to the potential payroll tax liabilities that were identified as a result of our stock-option review. We are working with the IRS to provide the requested information in an effort to settle these potential liabilities.

        We recorded deferred tax assets relating to our share-based compensation expense. The recognized tax benefit related to affected stock options granted to officers was limited, in certain instances, due to the potential non-deductibility of the related expenses under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). This IRS rule limits the amount of executive compensation that may be deducted for U.S. tax purposes under certain circumstances. Because we have consistently experienced net tax losses, we have placed a valuation allowance against our otherwise recognizable deferred tax assets.

        Section 409A of the Code imposes additional taxes on our employees for stock options granted with an exercise price lower than the fair market value on the date of grant for all options or portions of options that vest after December 31, 2004. As a result of the change in measurement dates described above, certain stock options granted during the Review Period were issued at prices below fair market value on the revised measurement date. Management is considering possible ways to address the impact that Section 409A may have on our employees as a result of the exercise price of stock options being less than the fair market value of our common stock on the revised measurement dates. The IRS has issued transition rules under Section 409A that allow for a correction or cure for some of these options by December 31, 2008. We may offer non-officer employees who hold outstanding options the opportunity to cure their affected stock options. In connection with this cure, we may make future cash bonus payments to our non-officer employees in an undetermined amount.

Stock Options Restatement

        Based on the irregularities noted above, we have recorded adjustments to share-based compensation, including payroll taxes, Section 409A penalties and other tax expense. There was no impact on revenue or net cash provided by operating activities as a result of this additional share-based compensation and related tax expense during the restatement periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table sets forth the results of the stock option restatement for each of the applicable fiscal years (in thousands):

	Share-Based Compensation Expense						Total Share-Based Compensation Expense
					Payroll Related Tax Expense Adjustments
Fiscal Year Ended September 30,	As Reported		Adjustments	As Restated
1987	$		$37	$37	$		$37
1988			79	79			79
1989			180	180			180
1990			513	513			513
1991			572	572			572
1992			880	880			880
1993			619	619			619
1994			734	734			734
1995			650	650			650
1996			1,971	1,971			1,971
1997			8,354	8,354			8,354
1998			10,263	10,263			10,263
1999			26,312	26,312			26,312
2000		4,124	33,769	37,893			37,893
2001		13,005	39,621	52,626			52,626
2002		13,107	60,170	73,277			73,277
2003		11,113	47,935	59,048			59,048
2004		7,474	24,619	32,093		1,093	33,186
2005		1,499	11,472	12,971		515	13,486

Total		$50,322	$268,750	$319,072		$1,608	$320,680

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following presents the effect of the restatement adjustments by financial statement line item for the consolidated balance sheet as of September 30, 2005.

CONSOLIDATED BALANCE SHEET

(in thousands, except per share amounts)

	September 30, 2005 Previously Reported Ending Balances	Adjustments	September 30, 2005 Restated
ASSETS
Current assets:
Cash and cash equivalents	$23,138	$(8)	$23,130
Short-term investments	8,862	2,021	10,883
Accounts receivable	30,403	(22,567)	7,836
Inventory	35,158	18,865	54,023
Restricted cash	8	1,046	1,054
Prepaid expenses and other current assets	7,485	(4,520)	2,965

Total current assets	105,054	(5,163)	99,891

Fixed assets, net	58,074	(34,766)	23,308
Goodwill	223,691	(968)	222,723
Intangibles, net	15,225	(35)	15,190
Other assets	9,292	(7,520)	1,772

	$411,336	$(48,452)	$362,884

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	7,355	3,913	11,268
Current portion of accrued restructuring	2,020	(1,062)	958
Accounts payable	20,188	996	21,184
Accrued expenses and other current liabilities	14,911	3,164	18,075
Deferred revenue	5,929	37,377	43,306
Deferred tax liability	699	(699)	—

Total current liabilities	51,102	43,689	94,791

Deferred gain on derivative instrument	4,319	(4,319)	—
Other long-term liabilities	1,146	(1,123)	23
Long-term debt and capital leases	2,770	98	2,868
Convertible subordinated debt	96,700	(2,304)	94,396
Minority interest	772	(216)	556
Shareholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; none issued or outstanding	—	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; issued and outstanding 220,099,966 at September 30, 2005	2,203	—	2,203
Additional paid-in-capital	1,450,901	268,686	1,719,587
Unearned compensation	(64)	64	—
Unrealized gains on investments	—	312	312
Accumulated other comprehensive loss	(1)	1	—
Accumulated deficit	(1,198,512)	(353,340)	(1,551,852)

Total shareholders' equity	254,527	(84,277)	170,250

	$411,336	$(48,452)	$362,884

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassification Between Accounts

        Certain adjustments were made to reclassify activity or balances between accounts on the balance sheet. The adjustments were made to accurately reflect at September 30, 2005, the balances of the impacted accounts and included reclassifications between short-term and long-term assets and liabilities. Adjustments, other than these reclassifications, are discussed below.

Cash and Cash Equivalents

        Minor classification errors were identified and corrected during our analysis of the opening balance at September 30, 2005.

Short-Term Investments

        Short-term investments include $3.0 million of available-for-sale investments in marketable securities that were improperly classified as long-term. This amount is offset by a $1.0 million reclassification of certain certificates of deposit activity from short-term investments to restricted cash.

Accounts Receivable

        The decrease in accounts receivable of $22.6 million as of September 30, 2005, is made up of several adjustments. The accounts receivable balance was reduced by $12.6 million for unissued credit memos related to distributor returns and price adjustments which occurred prior to September 30, 2005. The balance was also reduced by $5.1 million for estimated future price adjustments related to inventory located at the distributors as of September 30, 2005. Price adjustments are typically not finalized and issued until the distributors sell the inventory to end users, so this amount was estimated using average selling price by item. The balance was further reduced by $1.7 million for the reserve for distributor invoices in accounts receivable determined to be uncollectible as of September 30, 2005. The remaining net distributor accounts receivable balance of $8.2 million was then reclassified from accounts receivable to deferred revenue as a result of the change in revenue recognition for distributor sales from the sell-in to the sell-through model. These decreases are offset by a $4.0 million increase related to a bank loan that was improperly netted against accounts receivable and has now been reclassified as a liability and $1.0 million in other adjustments. As a result, the adjusted accounts receivable balance is now net unpaid receivables on recognized revenue.

Inventory

        The increase in inventory of $18.9 million as of September 30, 2005, consists of a $19.9 million increase for finished goods located in our distribution channel and a $1.0 million decrease in in-house inventory. Inventory at the distributors is inventory that has been shipped from Vitesse to the distributors, but has not been sold by the distributors to end customers as of the balance sheet date. In-house inventory is all other Vitesse inventory that has not been shipped to distributors. The increase in distributor inventory value on our balance sheet resulted from a change in our revenue recognition policy for distributor sales to the sell-through method from the sell-in method. Under the sell-through method, we recognize revenue as the distributors sell the inventory to end customers. Our execution of the sell-in method did not meet the necessary criteria for revenue recognition because the following conditions are not always met at the point when Vitesse ships inventory to the distributors: evidence of an arrangement does not always exist since the distributors have the right to return unsold inventory and the final selling price is not always fixed or determinable until the distributors sell the inventory to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

end customers. The inventory amount is valued at the lower of cost or market and is net of reserves for excess and obsolete inventory. The inventory increase at the distribution channel was offset by a $1.0 million decrease in inventory related to restating the in-house inventory value. The original in-house value included reserves for excess inventory and lower of cost or market that could not be reconstructed or supported during the restatement process by the current management team using the information available. The revised inventory reserves have been determined to be appropriate and were based upon available evidence and the Company's current inventory reserve policy.

Restricted Cash

        Restricted cash increased $1.0 million resulting from a reclassification from short-term investments related to certain certificates of deposit with maturities in fiscal 2006.

Prepaid Expenses and Other Current Assets

        The decrease of $4.5 million in prepaid expenses and other current assets is primarily related to a $3.1 million write-off of all balances when a vendor invoice (or other sufficient support) could not be located to prove a prepaid asset existed at September 30, 2005. We adjusted all balances to the vendor invoice (or other support) when dates or actual payment balances differed from those on the original September 30, 2005 balance sheet. We kept all balances where the supporting information proved the prepaid asset on the September 30, 2005 balance sheet. The remaining balance of $1.4 million was a result of the correction in the classification of assets based upon the support available.

Fixed Assets

        The decrease in fixed assets of $34.8 million consists primarily of the correction of errors related to the accounting for fixed asset capitalization and depreciation and the expensing of improperly capitalized costs.

        Based upon available evidence, the Company recorded an adjustment of approximately $21.1 million to correct errors related to improperly capitalized costs for non-existent assets, inaccurate capitalized costs, and improper depreciation arising from incorrect "in-service" dates, assigned useful lives, under-depreciated assets, and salvage values. Included in the adjustments recorded were amounts related to corrections of errors related to assets treated as sold and leased back, which did not qualify for the operating lease accounting treatment.

        The Company changed its accounting policy for mask set costs based upon its determination that mask sets should be expensed as incurred. There is no consistent basis nor does any technological feasibility exist to conclude on a determinable future economic benefit. Accordingly, the Company recorded an adjustment to expense of $13.6 million of mask set costs.

Goodwill

        Goodwill was reduced by approximately $1.0 million to correct the purchase price allocation of deferred revenue on the acquisitions of Cicada and APT.

Intangibles, net

        Miscellaneous reclassification and other adjustments were identified and corrected during our analysis of the opening balance at September 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets

        Adjustments to other assets include the reclassification of available-for-sale marketable securities of $3.1 million that had previously been classified as long-term. Based on the Company's intent to sell these securities in favorable market conditions, these investments are classified as short-term. Additionally, pursuant to SFAS 115, we recorded an adjustment to these securities to reflect their fair values. According to SFAS 115, investments in available-for-sale equity securities that have readily determinable fair values should be reported at fair value with related unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Of the fair value adjustment, $0.9 million was recognized in the statement of operations and $0.3 million was recorded as a separate component of shareholders' equity as an unrealized gain on investments.

        Additionally, unamortized balances on expired equipment maintenance contracts of $1.6 million were written off. Debt issuance costs of $2.3 million related to the unamortized balance of fees withheld from the initial proceeds received on the issue of subordinated debentures were reclassified as a contra account against the Company's convertible subordinated debt. Offsetting these reductions was an increase in debt issuance costs of $0.7 million due to a recalculation of the accumulated amortization.

Current Portion of Long-Term Debt and Capital Leases

        Adjustments to the current portion of long-term debt and capital leases are the result of reclassifications between the current and long-term obligations under capital lease and short-term financing agreements that had been offset against accounts receivable. Details of these changes are discussed under the sections "Long-Term Debt and Capital Leases" and "Accounts Receivable," respectively.

Current Portion of Accrued Restructuring

        From fiscal year 2002 to 2005, in response to changing market conditions and acquisition activity, we approved several plans to restructure and align costs within the Company. The restructure plans included the consolidation of excess facilities. As a result of the restructuring, charges for non-cancellable lease costs (paid over the term of contract) were accrued for the following offices: Longmont, Colorado; Franklin, New Jersey; Santa Monica, California; Santa Clara, California; Somerset, New Jersey and Richardson, Texas.

        After a review of lease and sublease agreements, it was determined that the accrual was overstated. The accrual was reduced by $0.2 million, due to a renegotiated lease, which reduced the rent obligation to the landlord. An additional $0.8 million adjustment was made to move accrued software license expenses to other current liabilities.

Accounts Payable

        The increase in accounts payable of $1.0 million was a result of the restatement process, which included a review of expenses recorded based on the invoice date. Expense accruals were corrected to reflect vendor activity based on the date of the invoice versus the date the invoice was entered into the accounts payable system. In completing the above exercise, we determined that invoices were omitted from the fiscal 2005 accounts payable year end accrual.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities increased approximately $3.2 million, primarily as a result of the accrued payroll tax, penalty, and interest expenses related to non-qualified stock options that had been improperly treated as incentive stock options. Details of the material changes are as follows:

  •
  Accrued compensation—$1.6 million increase in liability for compensation expense related to the Company's assumption of payroll tax liabilities for employees impacted by the Stock Option restatement. The Company is negotiating with the Internal Revenue Service to settle the liability and has accrued for all related taxes, interest and penalties, including additional taxes that are imputed as a result of the Company paying these amounts on behalf of the employees;

  •
  Customer deposits—$0.7 million increase in liability associated with a prepayment from a customer for product not shipped until fiscal year 2006;

  •
  Accrued accounts receivable repayments—$0.9 million increase in liability associated with prepayments and/or customer refunds related to product sales;

  •
  Accrued liability for software licenses—$0.7 million decrease in the liability for the Company's license of intellectual property from third-parties. The adjustment reflects the liability based on the period of benefit received by the Company, net of payments made;

  •
  Accrued office closures—$0.2 million decrease in the liability related to the correction of an accrual pertaining to the closure of the Franklin, New Jersey office;

  •
  Warranty reserve—$0.4 million decrease in the liability is a result of a reduction in the settlement reserve established for a specific customer. The reserve was originally established as part of a product warranty settlement;

  •
  Other adjustments—$1.3 million increase to liabilities related to the aggregate amount of other adjustments to other liability accounts.

Deferred Revenue

        The increase to deferred revenue of $37.4 million reflects the impact of changing the revenue recognition policy for distributor sales to the sell-through method from the sell-in method. The adjusted balance is comprised of two components. The amount of payments received from distributors for inventory quantities located at distributors as of September 30, 2005 that have not been sold to end customers, valued at the expected net selling price, reduced by $8.2 million of net distributor accounts receivable, representing invoices to distributors for inventory at their location for which payment has not yet been received. The accounts receivable balance was reclassified to deferred revenue as a result of changing the revenue recognition policy for distributor sales to the sell-through method.

Deferred Tax Liability

        Deferred tax payable has decreased by $0.7 million as a result of a reclassification of non-income related taxes to other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Gain on Derivative Instrument

        In fiscal years 2002 and 2003, we entered into several interest rate related derivative instruments to manage exposure on our debt instruments.

        As of September 2004, we had one interest rate swap agreement with a notional value of $132.1 million. The interest rate swap related to the 4% convertible subordinate debentures due in the first quarter of 2005. Under the swap transaction, we paid an interest rate equal to a six-month LIBOR rate plus a fixed spread. In exchange, we received a fixed interest rate of 4% on $132.1 million.

        The audited balance sheet as of September 30, 2005 showed $4.3 million as a liability for deferred gain on derivative instrument. The gain should have been recognized in the first quarter of fiscal 2005, when the remaining debentures, due March 2005 were retired. As such, an entry to correct the accounting error was made to remove the deferred gain from the fiscal year 2006 beginning balance.

Other Long-Term Liabilities

        Other long-term liabilities decreased approximately $1.1 million as a result of a reclassification of a liability from long-term to short-term liabilities.

Long-Term Debt and Capital Leases

        Obligations under capital leases were adjusted to accurately reflect the classification of the liability as long-term. Current liabilities were overstated and long-term liabilities were understated approximately $98,000 as a result of the incorrect classification of a portion of a lease liability. Amortization schedules for the outstanding capital lease obligations were used to support the adjustment.

Convertible Subordinated Debt

        The entire adjustment is attributed to a $2.3 million balance sheet reclassification entry. The adjustment reclassified expenses paid directly to the issuer of the debentures from debt issuance cost in "Other Assets" to a valuation account and netted the unamortized balance against the gross debt of $96.7 million.

Minority Interest

        We analyzed the investments held in our joint venture, Vitesse Venture Fund, L.P. for impairment and identified an "other-than-temporary" decline in the fair value the Fund's investments, resulting in a prior period charge to the Fund's operations and reduction in the related minority interest in the general partnership of $0.2 million.

Additional Paid-In-Capital

        The increase of $268.7 million in additional paid-in-capital relates primarily to the recording of non-cash share-based compensation expense for stock options issued at grant prices below the fair market value of the Company's stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT IMPACT ON THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unearned Compensation

        The Company had recorded unearned compensation related to equity shares to be issued to employees of an acquired company. As of September 30, 2005, the employees had voluntarily terminated their employment with Vitesse and thus the unearned compensation of $64,000 was reversed pursuant to the terms of the related acquisition agreement, with an offsetting entry to additional paid-in-capital.

Unrealized Gains on Investments

        Pursuant to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in available-for-sale equity securities that have readily determinable fair values should be reported at fair value with the unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. We reviewed the Company's investment in the common stock of a public company and adjusted the investment to reflect its fair value, with an offsetting increase of $0.3 million to unrealized gain on investments, which was included in shareholders' equity.

Accumulated Other Comprehensive Loss

        Minor classification errors were identified and corrected during our analysis of the opening balance at September 30, 2005.

Accumulated Deficit

        As a result of the findings described above, our opening Accumulated Deficit reflects a decrease of approximately $353.3 million for periods prior to September 30, 2005, consisting primarily of non-cash adjustments to share-based compensation expense resulting from the stock option grant and exercise practices and the net effect of the remaining adjustments to the balance sheet as of September 20, 2005, as described above.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or, more frequently, if we believe indicators of impairment exist. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy, and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill of our only reporting unit to its carrying value. For other intangible assets and long-lived assets, in accordance with SFAS 144 we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on a market approach. Fair value of other intangible assets is determined by undiscounted future cash flows, appraisals or other methods. Fair value of long-lived assets is determined based on market value. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the fair value attributable to the asset is less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we amortize over the remaining estimated useful life of the asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The Company evaluated the carrying value of goodwill and determined that the fair values of the assets exceed carrying value. Accordingly, no impairment charges were necessary for the years ended September 30, 2007 and September 30, 2006.

        On August 23, 2007, the Company announced the sale of a portion of the Storage Products business (see Note 4—Discontinued Operations and Assets Held for Sale). In accordance with EITF 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business," the portion of the Storage Products business sold qualifies as a business and, in accordance with SFAS No 142, "Goodwill and Other Intangible Assets," the Company allocated goodwill to the portion of the business sold. The Company determined the value of goodwill attributable to the portion of the business sold based on the relative sales price of the business sold to the estimated fair market value of the Company, at the time the sale commenced. For the year ended September 30, 2007, $31.3 million of net goodwill was included on the balance sheet in "Assets Held for Sale."

        Carrying value of goodwill for the years ended September 30, 2007 and 2006, was $191.4 million and $222.7 million, respectively. No other activity or adjustments to goodwill occurred for the fiscal years ended September 30, 2007 and September 30, 2006.

Other Intangible Assets

        Other intangible assets consist primarily of existing technologies, customer relationships, and covenants "not-to-compete" acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The carrying value of intangible assets at September 30, 2007 and 2006, is set forth in the tables below. Accumulated amortization of intangibles was $45.9 million and $39.6 million at September 30, 2007 and 2006, respectively.

September 30, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships	$2,700	$(2,700)	$—
Technology	40,350	(37,966)	2,384
Covenants not to compete	4,000	(4,000)	—
Intellectual property	2,178	(1,267)	911

Total	$49,228	$(45,933)	$3,295

September 30, 2006
Customer relationships	$2,700	$(2,256)	$444
Technology	40,350	(32,427)	7,923
Covenants not to compete	4,000	(4,000)	—
Intellectual property	3,483	(917)	2,566

Total	$50,533	$(39,600)	$10,933

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal Year
2008	$2,436
2009	790
2010	69

Total	$3,295

NOTE 4—DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

        On August 23, 2007, we announced the sale of a portion of our Storage Products business to Maxim for $63.0 million in cash and potential earn-out payments of $12.0 million. Maxim acquired the Company's SAS, SATA expander product markets, enclosure and baseboard management devices, and certain other assets of the Storage Product Division ("SPD"). Under the terms of the agreement, we potentially may receive cash earn-out payments of up to $12.0 million upon achieving certain commercial milestones over the period of fiscal 2008. On October 29, 2007, the Company completed its sale of a portion of the Storage Products business discussed above, with a gain on the sale of approximately $21.7 million. The assets and liabilities of the SPD business of $35.5 million and $0.4 million, respectively, at September 30, 2007 have been classified as "assets held for sale" and "liabilities held for sale" and its operations for the years ended September 30, 2007 and 2006 have been reflected as discontinued operations in the accompanying consolidated financials.

        We recorded amounts in discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Accordingly, we have reported the results of operations and financial position of this in discontinued operations within the statements of operations and the balance sheets for all periods presented. See Note 3—Goodwill and Other Intangible Assets.

        Selected operating results were as follows:

	September 30,
	2007	2006
	(in thousands)
Revenue	$18,057	$16,755

Loss from continuing operations before income taxes	(4,601)	(51,223)
Provision for income taxes	224	780
Loss from discontinued operations	(16,822)	(15,282)

Net loss	$(21,647)	$(67,285)

        In accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF Issue 87-24"), we have allocated interest expense to discontinued operations associated with debt instruments that were required to be paid upon the sale of SPD. Interest expense included in income from discontinued operations, which includes interest incurred and amortization expense of deferred financing fees for our former loan, totaled $10.2 million and $2.9 million for fiscal years 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)

        The following assets and liabilities have been segregated and included in assets and liabilities held for sale, as appropriate, in the consolidated balance sheet as of September 30, 2007:

September 30,
2007
(in thousands)
Inventory	$2,217
Property and equipment, net	582
Goodwill & intangible assets	32,352
Prepaid expenses	321

Assets held for sale	$35,472

Accrued vacation	372

Liabilities held for sale	$372

        Loss from operations of discontinued operations includes share-based compensation of $1.3 million and $1.7 million in the fiscal years ended 2007 and 2006, respectively.

NOTE 5—RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

        The Company incurred substantial costs in connection with restructure and remediation efforts. During the fiscal years 2007 and 2006, we recognized expenses of $13.6 million and $16.6 million, respectively, related to work performed on correcting and reporting errors in our stock option grants, revenue recognition policies, inventory valuation, and other legal and financial issues. Professional fees of $7.6 million and $11.8 million were incurred during the fiscal years ended 2007 and 2006, respectively, for legal matters, including non-cash expense of $6.6 million for the settlement of shareholder lawsuits during the fiscal year ended 2006. No similar expense was incurred for the fiscal year ended 2007. Professional fees of $6.0 million and $4.1 million for the fiscal years ended 2007 and 2006, respectively, were incurred for finance and accounting consulting.

        In early fiscal year 2006, the Company implemented a restructuring program to align our operating costs with revenue levels. This restructuring plan included the termination of approximately 70 employees, and the closure of one of our design centers. In connection with this restructuring, the Company recorded restructuring charges of $0.7 million for severance and office closure costs incurred during the year ended September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—BALANCE SHEET DETAIL

        The following tables provide details of selected balance sheet items (in thousands):

	September 30,
	2007	2006
Inventory:
Raw materials	$4,567	$10,016
Work-in-process	11,773	16,978
Finished goods	17,388	33,631

Total	$33,728	$60,625

Property, Plant and Equipment:
Machinery and equipment	$106,586	$113,889
Furniture and fixtures	2,064	2,166
Computer equipment	24,102	27,218
Leasehold improvements	10,145	10,289
Land	1,630	1,630
Buildings	2,024	2,024

	146,551	157,216
Less: Accumulated depreciation and amortization	137,265	144,697

Total	$9,286	$12,519

	September 30,
	2007	2006
Other Assets:
Debt issue costs	$3,209	$2,751
Restricted cash	1,504	3,023
Long-term deposits	333	285
Long-term prepaid maintenance	42	172
Notes receivable	4	75

Total	$5,092	$6,306

Accrued Expenses and Other Current Liabilities:
Accrued legal fees and settlements	$7,666	$7,283
Accrued wages and benefits	4,206	3,922
Accrued vacation	2,673	3,532
Accrued software license agreements	1,987	2,031
Accrued subsequent payments	1,294	1,294
Accrued commissions	1,148	1,860
Miscellaneous taxes	299	995
Interest payable	3,531	1,743
Customer prepayments and deposits	1,507	225
Other	1,474	2,564

Total	$25,785	$25,449

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT

        On September 22, 2004, the Company issued $90.0 million in aggregate principal amount of its 1.5% Convertible Subordinated Debentures due 2024 ("2024 Debentures") to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933 ("the Securities Act"). Net proceeds received by the Company, after costs of issuance, were approximately $86.9 million. On October 15, 2004, the Company issued an additional $6.7 million in aggregate principal amount of its 2024 Debentures to qualified institutional buyers in reliance on Rule 144A under the Securities Act. Net proceeds received by the Company from the October issuance, after costs of issuance, were approximately $6.5 million.

        The 2024 Debentures are unsecured obligations and are subordinated in right of payment to all of the Company's existing and future senior indebtedness. Interest is payable in arrears semiannually on October 1 and April 1 of each year, beginning April 1, 2005. On August 15, 2006, the Company received notification from the Trustee under the Indenture, dated as of September 22, 2004, relating to the Company's 1.5% Convertible Subordinated Debentures due 2024. The Trustee alleged compliance deficiencies under the Indenture relating to the Company's failure to file with the Securities and Exchange Commission and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. If not cured within 60 days, the alleged deficiencies would be an Event of Default and the Trustee could seek remedies as provided in the Indenture. Although the Company did not believe there were compliance deficiencies under the Indenture, and that an Event of Default did not occur, the Company negotiated with the holders of a majority of the 2024 Debentures to reach a resolution to the dispute. On September 24, 2007, the Company entered into a Second Supplemental Indenture amending Section 1.1 of the Indenture related to the "Interest Rate"; Section 4.1(d) of the Indenture related to "Default" or "Event of Default"; and Section 4.2 of the Indenture related "Acceleration of Maturity." As part of the amendment, the Company agreed to increase the interest payable for the period starting April 1, 2007, through, but not including October 1, 2007, by $20 per $1,000 principal amount of the 2024 Debentures. On October 1, 2007, the Company included an additional $1.9 million payment with the semiannual payment of interest due.

        On October 23, 2006, the Company solicited consents from the holders of 2024 Debentures that, if received, would provide: 1) the holders of the 2024 Debentures and the Trustee under the Indenture would agree that, for 18 months after the date the proposed amendments are effective, the Trustee would forbear from taking any action to exercise any rights or remedies that relate to the filing of reports required under the Exchange Act; 2) the Company would agree not to repay the 2024 Debentures pursuant to the purported acceleration request sent by the Trustee to the Company during the last six months of the forbearance period; 3) the indenture for the 2024 Debentures would be amended so that the conversion price of the 2024 Debentures would be decreased permanently from $3.92 per share of common stock to $2.546 per share of common stock, subject to further adjustment as set forth in the indenture; and 4) the repurchase price with respect to the October 1, 2009, repurchase right would be increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased, plus accrued and unpaid interest (the October 1, 2014 and October 1, 2019 repurchase rights would not be changed). The consents were received and the amendments became effective November 3, 2006.

        The modification of the conversion feature discussed above results in an increase in the initial conversion rate to approximately 392.773 shares of common stock per $1,000 principal amount of the debentures from approximately 255.102 shares of common stock per $1,000 principal amount of the debenture. The modification of the conversion feature on the 2024 Debentures resulted in a debt instrument substantially different than the original debt instrument requiring that the unamortized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

portion of the fees incurred for the issuance of the debt be expensed in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Approximately $2.0 million was recognized as a loss on extinguishment of debt as of September 30, 2007.

        Upon conversion, the Company will have the option to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company may redeem the 2024 Debentures after October 1, 2007, if its stock price is at least 170% of the conversion price, or approximately $4.32 per share, for 20 trading days within any consecutive 30-day trading period, and may also redeem the 2024 Debentures beginning October 1, 2009, without being subject to such condition. In addition, holders of the 2024 Debentures have the right to require the Company to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. In accordance with the November 3, 2006 amendment to the debentures, the October 1, 2009, repurchase right only would be increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the years ended September 30, 2007 and 2006, interest expense relating to the debentures was $3.4 million and $2.1 million, respectively. At September 30, 2007, outstanding debentures were $96.7 million.

        Other long-term debt at September 30, 2007 and 2006 consists of the following (in thousands):

	September 30,
	2007	2006
Tennenbaum Capital Partners	$50,450	$50,053
Paid-in-kind interest	7,968	1,724
Capital lease liabilities	—	2,868

	58,418	54,645
Less: current portion	—	(2,868)

	$58,418	$51,777

Years ended September 30,
2008	$—
2009	—
2010	—
2011	58,418
2012	—
Thereafter	96,700

$155,118

        Other long-term debt consists of a $52.0 million loan and $8.0 million of paid-in-kind interest with TCP net of $1.6 million unamortized debt discount. On June 5, 2006, the Company entered into a $22.0 million financing agreement with TCP due July 15, 2010. This loan was used to pay off existing Silicon Valley Bank loans, serve as collateral for certain letters of credit for vendors, and for general corporate purposes. On June 20, 2006, the Company executed the option provided in the original loan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

and borrowed an additional $30.0 million from TCP, subject to the same terms and conditions as the June 5, 2006 agreement. As part of the additional funding, Vitesse extended the terms of the debt to July 15, 2011. In connection with securing the debt, the Company paid approximately $2.7 million in fees that are recorded as debt issuance costs in Other Assets. These fees are being amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of September 30, 2007 were approximately $2.0 million. The loan terms included several provisions including a make-whole premium if the loan was repaid before the second anniversary of the closing date. Interest is comprised of three components and is computed as follows: 1) LIBOR at two days prior to the interest period, rounded up to the nearest 1/16 percent, plus 4% per annum; plus 2) 5% per annum payable-in-kind, which is added to the balance of the debt; plus 3) 4% per annum optional cash interest paid quarterly or payable-in-kind interest at 150% of the cash interest rate with the payable-in-kind interest, if elected, added to the balance of the debt. Interest is payable quarterly for the cash components with the payable-in-kind accrued until the end of the loan term. The Company elected the payable-in-kind interest for the third component of interest expense for all periods from the start of the loan through September 30, 2007. At September 30, 2007, the effective interest rate on both fundings was 17.837%. At September 30, 2006, the effective interest rate on the June 5, 2006 funding was 17.889%; the effective interest rate on the June 20, 2006 funding was 18.083%. All real and personal property, as well as a perfected security interest in intellectual property, served as collateral for the loan (except for some specifically excluded assets). The agreement contains various restrictive covenants, including a requirement to provide copies of all financial and other reports. As of September 30, 2007, we were not in compliance with the financial reporting covenants of our debt arrangement with TCP. As disclosed below, we settled the TCP debt in full subsequent to year-end from the combined proceeds of the SPD sale and the Whitebox debt financing. Accordingly, management concluded that the TCP debt is properly classified as long-term debt as of September 30, 2007.

        On August 22, 2007, we executed a Letter Agreement (the Letter Agreement) with TCP and the Agent for TCP allowing for the sale of certain assets (the Transferred Assets) and providing for repayment in full of all amounts outstanding on the loan. In the event that all outstanding amounts are not paid at the close of the sale of the Transferred Assets, the Letter Agreement provides, among other things that (i) the Company will pay TCP $45.0 million towards the amounts owed under the agreement, (ii) the Agent and TCP will release their liens on the Transferred Assets and (iii) TCP will receive warrants to acquire 2% of the Company's common stock at an exercise prices of $1.45 per share, subject to adjustment (the "Warrant"). On October 10, 2007, the Company entered into Amendment No. 1 to the agreement (Amendment No. 1) with TCP that, among other things, permits the sale of certain assets of the Company and certain investments by the Company in joint ventures, eliminates the ability of the Company to borrow an additional $25.0 million from a third—party, and adds a covenant requiring the Company to maintain a minimum revenue ratio as of the last day of each fiscal quarter. Issuing of the Warrants, and all other provisions of the Letter Agreement and Amendment No. 1, are contingent on the Company not repaying the balance of the TCP loan in full upon the closing of the sale of the Transferred Assets. The provisions will not be operative if the closing of the sale of the Transferred Assets does not occur by November 20, 2007. On October 29, 2007, we settled all amounts outstanding under the agreement, as discussed below.

        On October 29, 2007, the Company sold a portion of its Storage Product Division. The proceeds from the sale of the Storage Product assets, $63.0 million, and $15.0 million of new financing were used to pay off the TCP loan including all accrued interest. The aggregate amount of the loan payoff to TCP was $76.0 million, of which approximately $16.4 million pertained to the make-whole premium.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

A portion of the financing received from Whitebox VSC, Ltd. was used to retire the debt with TCP (see Note 14—Subsequent Events).

NOTE 8—SHAREHOLDERS' EQUITY

Preferred Stock

        The Company is authorized to issue up to 10,000,000 shares of nonvoting convertible preferred stock, with a par value of $.01 per share, of which none were outstanding as of September 30, 2007 and 2006.

Common Stock

        The Company is authorized to issue up to 500,000,000 shares of common stock, with a par value of $.01 per share, of which 223,555,580 shares were outstanding as of September 30, 2007 and 2006.

Employee Stock Purchase Plan

        The Company had a qualified employee stock purchase plan for all eligible employees. Under the plan, employees purchased shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value at the beginning of the six-month offering period and the end of the six-month purchase period. Employees purchased such stock using payroll deductions, which could not exceed 20% of their compensation. On January 24, 2006, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance from 21.5 million shares to 33.5 million shares of common stock.

        For the year ended September 30, 2006, the Company recorded $557,513 of compensation expense related to the employee stock purchase plan, in accordance with SFAS No. 123R, which is included in the total share-based compensation expense. In July 2006, the Company suspended the employee stock purchase plan, and therefore, recorded no related compensation expense for the year ended September 30, 2007.

        In fiscal 2006, the Company issued 1,969,369 shares under the plan at an average price of $1.63 per share. As of September 30, 2007, there was no unrecognized compensation cost related to the purchase plan.

Stock Option Plans

        The Company has in effect several share-based plans under which non-qualified and incentive stock options have been granted to employees, consultants, and outside Directors. Options generally vest over four years and have contractual lives of 10 years.

        On January 23, 2001, the Company's shareholders approved the adoption of the 2001 Plan, which replaced the 1991 Plan that expired in August 2001 and the 1991 Directors' Stock Option Plan that expired in January 2002. The 2001 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant to employees, consultants, and Directors of non-qualified stock options for certain share-based awards as determined by the Board of Directors or the Compensation Committee of the Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHAREHOLDERS' EQUITY (Continued)

        Pursuant to the 2001 Plan, the number of shares reserved for issuance automatically increases by a number of shares equal to the lesser of: (i) 4% of the Company's common stock outstanding at the end of each fiscal year and (ii) 17.5 million shares. Under all stock option plans, a total of 71,228,132 shares of common stock have been reserved for issuance and 47,178,520 shares remained available for future grants as of September 30, 2007. Shares reserved for issuance and available for future grants increased to 80,170,355 and 56,120,743, respectively, effective October 1, 2007 pursuant to the terms of the 2001 Plan.

        The following table summarizes compensation costs related to the Company's share-based compensation plans (in thousands) for the years ended September 30:

	2007	2006
Cost of revenue	$1,287	$1,374
Research and development	2,402	3,117
Selling, general and administrative	1,805	2,989

Share-based compensation expense related to continuing operations	5,494	7,480
Share-based compensation expense related to discontinued operations	1,331	1,712

Total share-based compensation expense	$6,825	$9,192

        In addition to the share-based compensation expense related to the Company's plans, we recorded $176,000 of share-based compensation expense in fiscal 2007 related to warrants issued to Alvarez & Marsal to purchase 150,000 shares of common stock. This amount is included in the accrued liability section of the balance sheet.

        The fair value of share-based awards at the date of grant is estimated using the Black-Scholes option valuation model. Expected volatility is based on the historical volatilities of the Company's common stock. The risk-free interest rate is based on the U.S. Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding. Expected lives were estimated based upon historical exercise data. The Company has never paid cash dividends and intends to retain any future earnings for business development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHAREHOLDERS' EQUITY (Continued)

        The Black-Scholes model was used with the following assumptions for the years ended September 30 2007 and 2006:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	September 30, 2007	September 30, 2006	September 30, 2007		September 30, 2006
Expected life (in years)	4.68	4.77	n/a	(1)	0.70
Expected volatility:
Weighted-average	81.1%	84.3%	n/a	(1)	53.0%
Range	69.6% - 85.4%	57.0% - 101.0%	n/a	(1)	50.0% - 58.0%
Expected dividend	—	—	—		—
Risk-free interest rate	4.6% - 4.9%	3.3% - 6.2%	n/a	(1)	3.9% - 4.5%
Weighted-average estimated value	$0.59	$1.64	n/a	(1)	$0.74

(1)
The Employee Stock Purchase Plan was suspended in July 2006.

        The Company's determination of the fair value of share-based payment awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair value of employee stock options is determined in accordance with SFAS 123R and SEC Staff Accounting Bulletin No. 107 ("SAB 107"), using an option-pricing model, however, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise.

        The following table summarizes the stock option transactions for 2007 and 2006:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding, September 30, 2005	55,033,897	$8.62	6.54	$7,238,873
Granted	7,133,750	$2.19
Exercised	(1,834,642)	$1.38		$1,892,577
Cancelled or expired	(25,038,306)	$8.07

Options outstanding, September 30, 2006	35,294,699	$8.08	6.18	$644,446
Granted(1)	450,000	$0.95
Exercised(2)	—
Cancelled or expired	(11,862,338)	$9.75

Options outstanding, September 30, 2007	23,882,361	$7.11	5.61	$363,933

Options exercisable, September 30, 2007	16,358,060	$9.15	4.69	$333,173

(1)
The grants reported in 2007 were to newly elected or hired Board members or executives only.

(2)
The Company has been in a "blackout" period since April 2006 during which time there were no options exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHAREHOLDERS' EQUITY (Continued)

        The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on the Company's closing stock prices of $0.96, $0.99, and $1.87 as of September 30, 2007, 2006, and 2005, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. The total number of in-the-money stock options exercisable as of September 30, 2007 was 2,478,674. As of September 30, 2007, 16,358,060 outstanding stock options were exercisable and the weighted-average exercise price of those options was $9.15. As of the years ended September 30, 2007 and 2006, there was $6.7 million and $12.4 million of unrecognized share-based compensation expense related to non-vested stock options, which will be recognized over a weighted average period of 1.5 and 1.1 years, respectively.

        The weighted average fair value at the date of grant of options granted in 2007 and 2006 was $1.68 and $0.59, respectively.

        The following table provides additional information in regards to options outstanding as of September 30, 2007:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.38 - $ 2.40	6,967,818	7.18	$1.54	3,684,629	$1.22
2.42 - 3.00	6,126,000	7.16	2.59	2,612,792	2.61
3.05 - 9.03	6,407,524	4.56	6.82	5,752,545	6.96
9.13 - 80.19	4,381,019	2.50	22.73	4,308,094	22.82

$0.38 - $80.19	23,882,361	5.61	$7.11	16,358,060	$9.15

        Total cash received from exercises of stock options in fiscal year 2007 and 2006 amounted to zero and $2.5 million, respectively.

NOTE 9—INCOME TAXES

        Pre-tax income (loss) consists of the following (in thousands):

	September 30,
	2007	2006
Income (loss) before income taxes:
Domestic	$4,169	$(9,332)
Foreign	(25,592)	(57,173)

	$(21,423)	$(66,505)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        Income tax expense (benefit) consists of the following (in thousands):

	September 30,
	2007	2006
Income tax expense (benefit):
Current:
Federal	$—	$—
State	—	13
Foreign	224	767

Total Current	$224	$780

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—

Total Deferred	$—	$—

Total
Federal	$—	$—
State	—	13
Foreign	224	767

Income tax provision	$224	$780

        Income tax expense amounted to $224,000 and $780,000 for the years ended September 30, 2007 and 2006, respectively. A reconciliation of the provision (benefit) for income tax expense by applying the statutory U.S. federal income tax rate to income is as follows (in thousands):

	September 30,
	2007	2006
Federal income tax provision at statutory rate	$1,459	$(3,266)
State taxes, net of federal benefit	—	8
Foreign taxes	224	767
Nondeductible expenses	192	105
Change in valuation allowance	(1,651)	3,166

Income tax provision	$224	$780

        Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	September 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$319,321	$297,608
Research and development tax credits	21,926	21,926
Research and development IRC 59(e) capitalization	18,061	21,401
Stock options	36,570	49,626
Fixed assets and intangible property	38,613	49,549
Inventory	9,610	30,941
Allowances and reserves	3,934	4,673
State taxes	501	270
Other	21,886	8,269

Total deferred tax assets	470,422	484,263
Valuation allowance	(470,422)	(484,263)

Net deferred tax assets	$—	$—

        Because we have experienced net tax losses, we have placed a valuation allowance against our otherwise recognizable deferred tax assets. We have a net operating loss carryforward of approximately $765 million, $630 million, and $211 million for federal, state, and foreign income tax purposes at September 30, 2007, respectively, which can be carried forward to offset future taxable income. We have available federal and state research and development tax credit carryforwards of approximately $14.2 million and $11.4 million, respectively. Our federal net operating losses may be carried forward through 2027; state net operating losses may be carried forward through 2017; foreign net operating losses have various carryforward provisions in several jurisdictions; and some federal, state, and foreign net operating losses may have begun to expire in 2006.

        The Federal Tax Reform Act of 1986, and similar state laws, contains provisions that may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. We maintain a study to understand the status of net operating losses. Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than fifty percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired.

NOTE 10—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK, SEGMENT REPORTING, AND GEOGRAPHIC INFORMATION

        The Company's end customers generally are engaged in the design and/or manufacturing of technology products either recently introduced or not yet introduced to the marketplace. The Company ships certain products to contract manufacturers of its end customers and through distributors. The allocation of revenues that follows is based on end customer, rather than, contract manufacturer or distributor. For fiscal 2007, distributors Nu Horizons Electronics Corp., including their subsidiary Titan Supply Chain Services, and Weikeng Industrial Co. Ltd. accounted for 50.1% and 7.1%, respectively, of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK, SEGMENT REPORTING, AND GEOGRAPHIC INFORMATION (Continued)

our net revenues, and IBM accounted for 11% of net revenues. For fiscal 2006, distributor Nu Horizons Electronics Corp., including their subsidiary Titan Supply Chain Services, accounted for 55.1% of our net revenues.

        Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the two years ended September 30, 2007 were as follows:

	2007	2006
Nu Horizons Electronics Corp. (distributor)	21.3%	22.1%
Titan Supply Chain Services (distributor)	28.8%	33.0%
IBM	11.0%	*

    *
    Less than 10% of total net revenues for period indicated.

        The Company has one reportable operating segment as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Substantially all long-lived assets are located in the United States.

        The Company principally targets three markets within the communications and storage industries: Networking, Ethernet, and Storage.

        The Company's Networking products are targeted at telecommunications and Enterprise systems. Telecommunications systems, typically marketed by large communications equipment companies and sold to communications service providers, include add-drop multiplexers, digital cross-connects and Carrier-class routers and switches. Products designed for this market include framers, mappers, fabric switches, time slot interchange ("TSI") switches and physical layer devices. Products targeting the enterprise space include transceivers, SerDes, network processors, fabric switches and PMDs.

        The Company's Ethernet products target systems within LANs that are designed to deliver high-speed interconnections between buses, backplanes, servers, and switches using the Gigabit Ethernet protocol. Ethernet products include transceivers, switches and MACs.

        Within the Storage industry, the Company specifically addresses Enterprise-class mass storage systems, switches, servers, and host bus adaptors, which today are primarily based on the Fibre Channel and SAS protocols. Products in this area include physical layer devices such as Serializers/Deserializers ("SerDes"), port bypass circuits, expanders, Raid-on-Chip processors, enclosure management controllers, and fabric switches.

        Revenues from Storage products were $46.8 million and $53.2 million in fiscal 2007 and 2006, respectively. Revenues from Ethernet products were $46.4 million and $35.4 million in fiscal 2007 and 2006, respectively. Revenues from products targeting the Networking market were $128.7 million and $114.7 million in fiscal 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK, SEGMENT REPORTING, AND GEOGRAPHIC INFORMATION (Continued)

        Revenues are summarized by geographic area as follows (in thousands):

	September 30,
	2007	2006
North America(1)	$115,696	$109,724
Asia Pacific	76,046	66,118
Europe	30,206	27,447

Total	$221,948	$203,289

    (1)
    North America includes USA, Canada and Mexico

        Revenue by geographic area is based upon where the design win for the work originated. The Company believes a substantial portion of the product sold to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in North America and Europe.

        Long-lived assets (excluding goodwill and other intangible assets) by country (in thousands):

	September 30,
	2007	2006
USA	$12,441	$15,366
Denmark	308	242
Germany	126	195

Total	$12,875	$15,803

NOTE 11—RETIREMENT SAVINGS PLAN

        The Company has a qualified retirement plan under the provisions of Section 401(k) of the Code covering substantially all employees. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. The contributions are fully vested and nonforfeitable at all times. Starting January 1, 2007, the Company began to match 50% of the first 6% of employee contributions. The Company's 401(k) match totaled $0.6 million for the year ended September 30, 2007.

NOTE 12—COMMITMENTS AND CONTINGENCIES

        The Company leases facilities under non-cancellable operating leases expiring at various dates through fiscal 2015. Rent expense under operating leases totaled $3.4 million and $3.5 million for the years ended September 30, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year and software licenses are as follows (in thousands):

Payment Obligations by Year

	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$3,589	$2,477	$859	$708	$721	$2,495	$10,849
Software licenses	8,225	7,215	5,149	4,527	—	—	25,116

Total	$11,814	$9,692	$6,008	$5,235	$721	$2,495	$35,965

        Software license commitments represent non-cancelable licenses of intellectual property from third-parties used in the development of the Company's products.

        The Company is a party to various investigations, lawsuits, and claims arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters could have a material adverse affect on the Company's consolidated financial position, results of operations, and/or liquidity.

        The Company and certain current or former Directors and officers of Vitesse are named in multiple shareholder derivative and securities class actions. These actions were filed starting in April 2006 and are based on allegations of stock option backdating and accounting manipulations. A settlement has been reached in the class action suit and a settlement has been reached in the derivative suit against the Company, with both suits settled with distribution of Vitesse common stock. An expense has been accrued in the amount of $6.6 million in the accompanying financial statements to reflect the fair market value of the stock as of the date of the settlements. These settlements are non-cash settlements and will not have a material adverse affect on the Company's liquidity. We also have received a grand jury subpoena from the United States Attorney's Office and have been notified that the SEC is conducting an investigation of Vitesse.

The Derivative and Securities Class Actions

The Derivative Actions

        Beginning in April 2006, nine shareholder derivative actions were filed in the United States District Court for the Central District of California on behalf of Vitesse against certain current or former Directors and officers of Vitesse and nominally against Vitesse. These actions were consolidated as Gunther v. Tomasetta, et al., Case No. 06-2529. On October 2, 2006, the District Court appointed James Bennett Lead Derivative Plaintiff. The Lead Derivative Plaintiff filed a consolidated verified shareholder derivative complaint on January 23, 2007, alleging claims for violations of §§10(b), 14(a) and 20(a) of the Exchange Act, violations of the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, misappropriation of information, corporate waste, gross mismanagement, abuse of control, unjust enrichment, rescission, accounting manipulations, violations of California Corporations Code §§25402 and 25502.5, breach of contract, professional negligence, and negligent misrepresentation.

        Also beginning in April 2006, five shareholder derivative complaints were filed in the Superior Court of California, County of Ventura on behalf of Vitesse against certain current or former Directors and officers of Vitesse and nominally against Vitesse. These actions were consolidated as Fred Greenberg, et al. v. Louis R. Tomasetta, et al., Superior Court of California, Ventura County, Case

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

No. CIV 24083. On July 28, 2006, the state derivative plaintiffs filed a consolidated shareholder derivative complaint, alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code §§25402 and 25403.

The Securities Class Actions

        Beginning in May 2006, seven securities class actions were filed in the United States District Court for the Central District of California against Vitesse and certain current or former Directors and officers of Vitesse. These actions were consolidated as Grasso v. Vitesse Semiconductor Corp., et al., Case No. 06-2639. On September 26, 2006, the District Court appointed The Rodriguez Group as Lead Plaintiff. The operative complaint in the Securities Class Action is the Consolidated Amended Class Action Complaint for Securities Fraud, filed by The Rodriguez Group on October 4, 2007. The Complaint alleges violations of §§10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on behalf of a class of purchasers of Vitesse common stock against Vitesse, Louis R. Tomasetta, Eugene F. Hovanec, Yatin Mody, KPMG, LLP, Silicon Valley Bank, Nu Horizons Electronic Corp., and Titan Supply Chain Services Corp. (f/k/a Titan Logistics Corp).

The Settlement of the Derivative and Securities Class Actions

        After extensive negotiations and several mediation sessions before a retired California Court of Appeal Justice, Vitesse and its current and former officers and Directors agreed to settle the Securities Class Action and the Federal and State Derivative Actions and have entered into Stipulations of Settlement. The following defendants named in the Securities Class Action are not parties to the settlement: KPMG, LLP, Silicon Valley Bank, Nu Horizons Electronic Corp., and Titan Supply Chain Services Corp. (f/k/a Titan Logistics Corp.). On January 7, 2008, the U.S. District Court issued an order preliminarily approving the settlement and the form of notice to current and former shareholders of Vitesse. On January 28, 2008, the U.S. District Court issued orders dismissing with prejudice the Consolidated Amended Class Action Complaint for Securities Fraud as against Silicon Valley Bank, Nu Horizons Electronic Corp., and Titan Supply Chain Services Corp. (f/k/a Titan Logistics Corp.). In a hearing on April 7, 2008, and the District Court approved the settlement in the Securities Class Action, but deferred approval of the settlements in the Federal and State Derivative Actions pending submission of documentation in support of the attorneys' fee award. On August 11, 2008, the Court granted final approval of the settlements in the Federal and State Derivative Actions.

        The settlement of the Class Actions included a cash payment to the settlement fund of $10.2 million: $8.75 million to be paid by Vitesse's Directors' and officers' liability insurers and a total of $1.45 million to be paid by Louis R. Tomasetta and Eugene F. Hovanec, two of the former executives of Vitesse. The same two former executives also will contribute all shares of Vitesse common stock that they own, totaling 1,272,669 shares. In addition, on September 22, 2008, Vitesse contributed 2,650,000 shares of Vitesse common stock with a fair market value of $2.4 million but no cash to the settlement. The expense and related accrual were recorded in the period ended June 30, 2006, when the lawsuits were filed.

        As part of the settlement of the federal and state derivative actions, the three former executives of Vitesse, Messrs. Tomasetta, Hovanec, and Mody, will release the Company from all rights to future indemnification and costs of defense in the related SEC and Department of Justice investigations. Vitesse retains the right to continue its state court action against KPMG, its former auditing firm.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

Vitesse will also contribute up to 4,700,000 shares of Vitesse common stock, with a fair market value of $4.2 million to cover the attorneys' fees and expenses of the derivative plaintiffs' counsel, and adopted certain Corporate Governance measures. The expense and related accrual were recorded in the period ended June 30, 2006, when the lawsuits were filed.

        The proposed Corporate Governance measures include implementing certain policies, procedures, and guidelines relating to stock option grants and compensation decisions, incorporating greater shareholder participation in the procedures for nominating independent Directors, adopting additional standards of Director independence and adding a "lead independent Director," and incorporating additional accounting policies, procedures, and guidelines.

        In addition, under the agreements, the Company and certain current and former officers and Directors of the Company who were named as defendants were dismissed from the lawsuits and obtained releases from the class and derivative plaintiffs.

The Dupuy Action

        On April 10, 2007, an individual shareholder of Vitesse, Jamison John Dupuy, filed a complaint in the Superior Court of California, County of Ventura, against Vitesse and three of its former officers (Case No. CIV 247776). Mr. Dupuy's complaint included causes of action for fraud, deceit and concealment, and violation of California Corporations Code §§ 25400 et seq. Vitesse filed an answer, asserting numerous affirmative defenses. On March 3, 2008, Mr. Dupuy filed an amended complaint that named six new defendants, all former employees, and included new causes of action for negligent misrepresentation, and violations of California Corporations Code § 1507. On April 4, 2008, after mediation before a retired United States District Judge for the Central District of California, the parties entered into a confidential settlement agreement and the plaintiff filed a dismissal of the action. The Company has recorded a liability for this settlement and the related expense is reflected in the accompanying financial statements.

Other Committments and Contingencies

        The Company typically sells its products to its customers pursuant to the Company's standard sales agreement, which contains the relevant terms of the unique arrangement with the customer, as well as certain provisions for indemnifying the customer against losses, liabilities, costs, and expenses resulting from a claim alleging that the Company's product infringes a third-party's United States patent. The sales agreement generally limits the indemnification obligations in a variety of industry-standard respects, including, but not limited to: requiring that the customer promptly notify the Company of the claim and provide the Company with assistance in the defense or settlement of the claim; and giving the Company the right to modify a product to make it non-infringing, procure for customer the right to continue using an infringing or allegedly infringing product, or to replace the infringing or allegedly infringing product with a non-infringing product.

        The Company's management believes its internal development processes and other policies and practices limit the Company's exposure related to the indemnification provisions of its sales agreement. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the contract, the maximum amount of potential future payments, if any, related to such indemnification provisions cannot be determined and accordingly the Company has not recorded an accrual for any potential loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        In fiscal 2005, the Company received a Notice of Violation ("NOV") from the Air Pollution Control District (APCD) after the Company failed a source test. Following another failed source test in fiscal 2006, the APCD issued a second NOV. The NOVs alerted the Company to potential penalties until a successful source test was achieved. As a consequence to repeated non-compliance, the Company was also subject to criminal and civil penalties. After negotiations with the APCD, a settlement in the amount of $100,000 was reached. This liability is reflected in the 2005 restated balance sheet and was paid during the fiscal year ended September 30, 2008.

        In May 2006, we received a grand jury subpoena from the office of the United States Attorney for the Southern District of New York requesting documents from 1999 through the present. We have also been notified by the Division of Enforcement of the SEC that it is conducting an investigation of Vitesse. The Division of Enforcement has requested documents from January 1, 1995, through the present. Vitesse has cooperated with both government agencies in their investigations, which are still on-going.

        On October 5, 2007, we informed the Internal Revenue Service ("IRS") of potential payroll tax liabilities resulting from changes in measurement dates for stock options. No formal settlement negotiations have taken place, however we have received requests from IRS for information relating to the potential payroll tax liabilities that were identified as a result of our stock-option review. We are working with the IRS to provide the requested information in an effort to settle these potential liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2007 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal Year 2007:
Balance Sheet
Cash and cash equivalents	$15,539	$16,328	$20,923	$25,976	$25,976
Short-term investments	3,565	5,641	7,855	7,600	7,600
Accounts receivable, net	7,780	5,143	9,084	7,146	7,146
Inventory	61,209	55,120	40,890	33,728	33,728
Assets held for sale	—	—	—	35,472	35,472
Prepaid expenses and other current assets	3,704	5,478	6,980	6,188	6,188
Restricted cash	2,918	2,892	2,184	2,147	2,147

Total current assets	94,715	90,602	87,916	118,257	118,257
Property and equipment, net	11,830	11,095	10,441	9,286	9,286
Goodwill	222,723	222,723	222,723	191,418	191,418
Other intangible assets, net	9,243	7,525	5,870	3,295	3,295
Other assets	4,373	4,270	4,293	5,092	5,092

Total Assets	342,884	336,215	331,243	327,348	327,348

Current portion of long-term debt and capital leases	1,446	—	—	—	—
Accounts payable	26,732	15,933	12,612	14,988	14,988
Accrued expenses and other current liabilities	23,014	23,231	24,261	25,785	25,785
Liabilities held for sale	—	—	—	372	372
Deferred revenue	27,889	31,596	30,493	21,825	21,825

Total current liabilites	79,081	70,760	67,366	62,970	62,970
Other long-term liablilites	1,829	1,796	1,762	1,728	1,728
Long-term debt	53,336	54,988	56,675	58,418	58,418
Convertible subordinated debt	96,700	96,700	96,700	96,700	96,700

Total liabilites	230,946	224,244	222,503	219,816	219,816
Minority interest	492	1,040	1,394	1,289	1,289
Total Shareholders' Equity	111,446	110,931	107,346	106,243	106,243

Total Liabilities and Shareholders' Equity	$342,884	$336,215	$331,243	$327,348	$327,348

Statement of Operations
Revenues	$57,614	$50,921	$56,001	$57,412	$221,948
Costs and Expenses:
Cost of revenues	29,897	25,078	31,496	27,283	113,754
Engineering, research and development	12,901	11,454	11,333	11,511	47,199
Selling, general and administrative	10,793	10,891	9,240	11,535	42,459
Accounting remediation & reconstruction expense, litigation costs and restructuring expense	5,074	2,846	3,446	2,192	13,558
Amortization of Intangibles	2,031	1,735	1,585	1,426	6,777

Total operating costs	60,696	52,004	57,100	53,947	223,747

Loss from operations	(3,082)	(1,083)	(1,099)	3,465	(1,799)
Other income (expense):
Interest (expense), net	(208)	(255)	(1,135)	(982)	(2,580)
Loss on extinguishment of debt	(1,977)	—	—	—	(1,977)
Other income, net	249	1,269	(264)	501	1,755

Other income (expense), net	(1,936)	1,014	(1,399)	(481)	(2,802)
Income tax expense	93	60	49	22	224

Loss from continuing operations before discontinued operations	(5,111)	(129)	(2,547)	2,962	(4,825)
Discontinued operations
Loss from operations of discontinued Storage Products	(3,437)	(3,939)	(4,487)	(4,959)	(16,822)

Net Loss	$(8,548)	$(4,068)	$(7,034)	$(1,997)	$(21,647)

Basic and diluted loss per share:
Continuing operations	(0.02)	(0.00)	(0.01)	0.01	(0.02)
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.02)	(0.08)

Total	$(0.04)	$(0.02)	$(0.03)	$(0.01)	$(0.10)

Weighted average shares—basic and diluted	223,556	223,556	223,556	223,556	223,556

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2006 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal Year 2006:
Balance Sheet
Cash and cash equivalents	$27,364	$20,266	$27,718	$25,312	$25,312
Short-term investments	3,962	3,724	3,801	3,341	3,341
Accounts receivable, net	6,544	6,511	5,138	4,280	4,280
Inventory	51,928	62,547	64,262	60,625	60,625
Prepaid expenses and other current assets	3,092	2,994	3,934	4,578	4,578
Restricted cash	1,054	501	1,895	1,582	1,582

Total current assets	93,944	96,543	106,748	99,718	99,718
Property and equipment, net	16,652	14,334	13,847	12,519	12,519
Goodwill	222,723	222,723	222,723	222,723	222,723
Other intangible assets, net	15,760	13,553	11,953	10,933	10,933
Other assets	1,718	1,774	6,336	6,306	6,306

Total Assets	350,797	348,927	361,607	352,199	352,199

Current portion of long-term debt and capital leases	10,734	10,257	4,343	2,868	2,868
Accounts payable	25,964	30,570	22,036	26,263	26,263
Accrued expenses and other current liabilities	18,356	17,903	22,811	25,449	25,449
Deferred revenue	42,845	44,658	35,731	30,707	30,707

Total current liabilites	97,899	103,388	84,921	85,287	85,287
Other long-term liablilites	1,862	1,874	1,885	1,858	1,858
Long-term debt	1,446	190	50,039	51,777	51,777
Convertible subordinated debt	94,541	94,686	94,830	94,975	94,975

Total liabilites	195,748	200,138	231,675	233,897	233,897
Minority interest	565	496	496	492	492
Total Shareholders' Equity	154,484	148,293	129,436	117,810	117,810

Total Liabilities and Shareholders' Equity	$350,797	$348,927	$361,607	$352,199	$352,199

Statement of Operations
Revenues	$47,639	$48,822	$51,291	$55,537	$203,289
Costs and Expenses:
Cost of revenues	26,050	28,004	27,520	31,166	112,740
Engineering, research and development	19,114	15,667	17,643	13,948	66,372
Selling, general and administrative	14,507	12,583	10,280	11,231	48,601
Accounting remediation & reconstruction expense, litigation costs and restructuring expense	810	(104)	10,215	5,710	16,631
Amortization of Intangibles	2,309	2,392	2,303	2,035	9,039

Total operating costs	62,790	58,542	67,961	64,090	253,383

Loss from operations	(15,151)	(9,720)	(16,670)	(8,553)	(50,094)
Other income (expense):
Interest (expense), net	(608)	(665)	(963)	(144)	(2,380)
Other income , net	433	201	319	298	1,251

Other income (expense), net	(175)	(464)	(644)	154	(1,129)
Income tax expense	189	203	11	377	780

Loss from continuing operations before discontinued operations	(15,515)	(10,387)	(17,325)	(8,776)	(52,003)
Discontinued operations
Loss from operations of discontinued Storage Products	(4,484)	(3,927)	(3,004)	(3,867)	(15,282)

Net Loss	$(19,999)	$(14,314)	$(20,329)	$(12,643)	$(67,285)

Basic and diluted loss per share:
Continuing operations	(0.07)	(0.04)	(0.08)	(0.04)	(0.23)
Discontinued operations	(0.02)	(0.02)	(0.01)	(0.02)	(0.07)

Total	$(0.09)	$(0.06)	$(0.09)	$(0.06)	$(0.30)

Weighted average shares—basic and diluted	219,923	222,177	223,030	223,409	222,137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUBSEQUENT EVENTS

        On October 29, 2007, the Company completed the sale of a portion of our Storage Products business to Maxim for $63.0 million (See Note 4—Discontinued Operations and Assets Held for Sale), resulting in a gain on the sale of approximately $21.7 million. Under the terms of the agreement, we may receive cash earn-out payments of up to $12.0 million upon achieving certain commercial milestones over the period of our fiscal year 2008. Concurrently, we completed the funding of a $30.0 million loan from Whitebox VSC, Ltd. We used approximately $15.0 million of the proceeds of the debt financing, as well as the proceeds from the sale of the Storage Products assets ($63.0 million), to repay the Company's debt facility with affiliates of TCP. The Whitebox VSC, Ltd. loan has a four-year term, with an option to lend up to an additional $15.0 million. The annual interest rate on the unpaid principal is the greater of LIBOR plus 4% or 8.5% during the interest period ending on the interest date. The loan is secured by substantially all of our assets. In connection with this loan agreement, the Company and Whitebox also entered into a Senior Unsecured Convertible Note Purchase Agreement that gives Whitebox the right, until the third anniversary of the initial funding, to purchase convertible notes in an aggregate principal amount of up to $45.0 million, which we would use to repay amounts outstanding under the loan. These convertible notes, if issued, would be convertible into the common stock of Vitesse at a conversion price of $2.00 per share, subject to adjustment.

        On December 28, 2007, the Company entered into an arrangement to sell intellectual property to a third-party. The contract is a perpetual, non-exclusive, irrevocable license for specified intellectual property. Under the agreement, Vitesse will receive $15.0 million in license fees for certain licensed products and core technology. The license fee is paid over time, subject to certain milestones. We billed approximately $10.0 million of this contract and have received approximately $6.0 million in cash as of September 30, 2008. The balance of the contract will be invoiced in the first quarter of 2009 as we complete the deliverables of this contract. Based on management's analysis of the license terms pursuant to guidance in SAB 104, "Selected Revenue Recognition Issues," all revenue related to the licensing of intellectual property will be deferred to the end of the delivery phase of the contract. In addition to the license fee, we expect to develop a royalty stream as a result of this contract. Per SAB 104, "Selected Revenue Recognition Issues," in the licensing of technology and other intangibles, delivery does not occur for revenue purposes until the license term begins and that the revenues should be recognized in a manner consistent with the nature of the transaction and related earnings process. All license fee revenues will be deferred until all of the contractual milestones related to IP delivery are complete and the third-party is able to begin utilization of the technology and build-out products from that intellectual property to begin their earnings process.

        On February 27, 2008, we sold all remaining fab assets residing at Camarillo, California for $2.5 million, net of commissions. These assets had a zero net book value at September 30, 2007 and as a result will be reported as a net gain in fiscal 2008. The sale was in response to the planned closure of the Camarillo fab operations in September 2007.

        On September 22, 2008, as part of the settlement of the Class Actions, Vitesse contributed 2,650,000 shares with a fair market value of $2.4 million of Vitesse common stock to the class fund.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On December 14, 2006, our Board of Directors and our Audit Committee dismissed KPMG, LLP as our independent public accountants and disclosed such dismissal in a Form 8-K, while requesting that KPMG furnish Vitesse with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by Vitesse in the Form 8-K. In the Form 8-K, we also stated that from October 1, 2004, until the dismissal of KPMG as Vitesse's independent public accountant on December 14, 2006:

  •
  There were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its report;

  •
  None of the "reportable events" identified in Item 304(a)(1)(v)(A) through (D) of Regulation S-K have occurred; and

  •
  The report of KPMG on Vitesse's consolidated financial statements at September 30, 2005 and 2004, and for the years in the three-year period ended September 30, 2005, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

        By letter dated January 2, 2007 from KPMG commenting on Vitesse's original filing of a Form 8-K regarding the dismissal of KPMG (the "KPMG Letter"), KPMG informed Vitesse that it believes its audit procedures were impeded and its audit scope was restricted. KPMG has stated that, notwithstanding its requests, KPMG was not provided with sufficient access to the conclusions reached by the Special Committee of Vitesse's Board of Directors, the report to the Special Committee of its investigating counsel, Munger Tolles & Olson LLP ("Munger"), and the documentation supporting that report, as evidenced by the following:

  •
  The Company and the Special Committee's refusal to provide KPMG adequate information regarding the results of Munger's investigation into Vitesse employee e-mail and other documents;

  •
  The Company and the Special Committee's refusal to provide KPMG adequate information regarding the results of Munger's investigation into the conduct of certain members of the Company's sales organization and the former Chief Executive Officer; and

  •
  The Company and the Special Committee's refusal to provide KPMG with adequate information as it relates to Munger's investigation into manual journal entries.

        In the KPMG Letter, KPMG also informed Vitesse that it believes that the following are reportable events, as they constitute matters that could have caused KPMG to be unwilling to rely on management's representations or be associated with the Company's financial statements, but, due to audit scope limitations asserted by KPMG above and the dismissal of KPMG, remained unresolved:

  •
  The conclusions that may have been reached and basis for such conclusions regarding discussions held between senior management of Vitesse, members of the Board of Directors and/or members of the Audit Committee and Vitesse's external counsel between November 2005 and April 2006 regarding the dating of stock option grants;

  •
  KPMG's ability to exercise its responsibilities under Section 10A of the Securities Exchange Act of 1934 and to assess the appropriateness of the remedial actions associated with certain individuals in accounting positions who appear to have had knowledge of or participated in possible illegal acts; and

  •
  The conclusions that may have been reached and basis for such conclusions regarding interviews conducted by Munger, of members of the Vitesse Board of Directors and of Vitesse's external counsel.

        Therefore, the Company believes that it does have a disagreement with KPMG regarding auditing scope, which disagreement, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its report; and without being resolved, could have caused KPMG to be unwilling to rely on management's representations or be associated with the Company's financial statements, which would be considered a "reportable event" identified in Item 304 (a) (1) (v) (A) through (D) of Regulation S-K.

        On June 4, 2007, our Audit Committee engaged BDO Seidman, LLP, as our new independent registered public accounting firm. There are no disagreements between the BDO Seidman, LLP, and the Company.

        On June 13, 2007, we filed a lawsuit against our former auditing firm KPMG, LLP, alleging KPMG failed to properly provide auditing and other services during the time period 1994 to 2000 and seeking damages in excess of $100 million.

ITEM 9A.    CONTROLS AND PROCEDURES

Background Findings and Financial Reconstruction

        On April 18, 2006, we announced that the Company's Board of Directors appointed a Special Committee of Independent Directors to conduct an internal investigation relating to past stock option grants, the timing of such grants, and improper accounting practices primarily related to revenue recognition and inventory, and preparation or alteration of financial records to conceal those practices. The Special Committee was assisted by independent outside legal counsel. We also announced that Louis R. Tomasetta, the Company's Chief Executive Officer, Eugene F. Hovanec, the Company's Executive Vice President, and Yatin Mody, the Company's Chief Financial Officer, were placed on administrative leave, and that the Board of Directors appointed Christopher R. Gardner as Acting President and Chief Executive Officer. Subsequently, these employees on administrative leave were terminated and Christopher R. Gardner was appointed President and Chief Executive Officer.

        On April 26, 2006, we announced that the Board of Directors determined that its previously reported financial statements for the three months ended December 31, 2005, and the three years ended September 30, 2005, and possibly earlier periods should not be relied upon. The Board of Directors also determined that the Management Report on Internal Control over Financial Reporting as of September 30, 2005, and the report of KPMG, LLP, the Company's independent registered public accounting firm, relating to the effectiveness of the Company's internal controls over financial reporting and management's assessment, thereof, as of September 30, 2005, both of which reports are included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005, should not be relied upon.

        On December 19, 2006, the findings of the Special Committee's investigation were announced to the public in a financial release. The Special Committee concluded that the actual dates of determination for certain past stock option grants differed from the originally stated grant dates for such awards. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of the determination, we determined we should have recognized material amounts of share-based compensation expense which had not been previously accounted for in our previously issued financial statements. The Special Committee also found several instances in which other established controls appear to have been deliberately overridden, at times to manage or influence the timing of quarter-end shipments and influence the timing and level at which certain expense items and accruals were recorded to achieve a desired consistency of reported financial results.

Evaluation of Disclosure Controls and Procedures

        We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of September 30, 2007, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal controls over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective. The remedial measures undertaken by the Company to address the material weaknesses in internal control over financial reporting are discussed below.

        To address the material weaknesses in our internal control over financial reporting described below, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the audited consolidated financial statements included in this Annual Report. Notwithstanding the material weaknesses in our internal control over financial reporting as of September 30, 2007, described below, we believe that the audited consolidated financial statements contained in this Annual Report present our financial condition, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America ("GAAP").

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        A Company's internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material affect on the financial statements.

        In accordance with the internal control reporting requirements of the SEC, our management completed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring (collectively, "entity-level controls"), as well as a company's control activities (process-level controls). Management's evaluation of the design and operating effectiveness of our internal controls over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system. A "material weakness" is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        The company is in the process of designing and implementing new procedures to minimize the control deficiencies that led to the issues outlined below. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that there are still material weaknesses in our internal control over financial reporting as of September 30, 2007. Management identified the following key weaknesses:

  •
  Control Environment—We did not maintain an effective control environment. Specifically:

  1.
  We have not yet implemented all the necessary policies and procedures to ensure that we have an effective control environment based on criteria established in the COSO framework. Specifically, the company needs to fully implement controls to help prevent or detect instances of intentional override or intervention of our controls or intentional misconduct by employees or management.

  2.
  We did not maintain sufficient policies and procedures over the administration and accounting for stock options.

  3.
  Our information systems lack sufficient controls that limit access to key applications and data.

  4.
  We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements and business environment.

  5.
  We did not maintain a sufficient segregation of duties to decrease the risk of inappropriate accounting.

  •
  Period-end financial reporting process—We did not maintain effective controls over the period-end reporting process, including controls with respect to the review, supervision, and monitoring of accounting operations. Specifically:

  1.
  Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not always adequately reviewed and approved for validity, completeness, and accuracy;

  2.
  Account reconciliations over balance sheet accounts were not always properly and timely performed, and the reconciliations and their supporting documentation were not consistently reviewed for completeness, accuracy, and timely resolution of reconciling items; and

  3.
  We have not fully designed or implemented effective controls to ensure the completeness, accuracy, and timeliness of the financial and accounting process. Major weaknesses identified include controls over inventory, revenue recognition and the recording of payroll.

  4.
  The major weaknesses in inventory included a lack of accounting accuracy and valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

Changes in Internal Control Over Financial Reporting and Remediation of the Material Weaknesses

        It is important to note that based on the additional procedures performed as part of the Company's ongoing remediation of its financial controls, current management has concluded that important improvements were made to the control environment commencing in mid-2006, including: (i) an improved commitment to competency manifested by the hiring of more experienced and senior finance and legal personnel; (ii) the development of additional financial policies and procedures that when fully implemented will enhance independent judgment and review, including, as appropriate, segregation of duties and increased employee responsibility and accountability for the completeness of the Company's disclosures; (iii) the establishment of processes and procedures to increase communications between the financial reporting and accounting functions and senior management, including our Audit Committee; and (iv) instituting a formal Code of Business Conduct and Ethics and whistle-blower policy.

        Management is committed to remediating the material control weaknesses identified and implementing changes to the Company's internal control over financial reporting. Management, along with our Board of Directors, has implemented, or is in the process of implementing the following changes to the Company's internal control over financial reporting:

  •
  We have engaged a third-party administrator for our share-based compensation transactions. Additionally, new procedures and approval policies require additional and more systematic authorization to ensure that all stock option transactions adhere to the Company's approved plans and stated policies, and that all such transactions are reflected in the Company's stock administration systems and have appropriate supporting documentation.

  •
  Our Board of Directors has adopted certain additional enhancements to our Corporate Governance and oversight, including strengthening the independence of our Board of Directors by reconstituting the membership of our Board of Directors and its Committees to provide additional expertise and independence, and making additional advisory resources available to our Board of Directors and its committees, including the Compensation Committee.

  •
  We are in the process of establishing an internal audit function. This group will report to the Audit Committee. Through this function we will implement enhancements to our independent monitoring of controls and expanded education, compliance training and review programs to strengthen employees' competency, independent judgment and intolerance for questionable practices, and emphasize the importance of improved communication among the Company's various internal departments and global operations—focused initially on the identified control weaknesses, but over time with a commitment to make efforts to continuously improve our broader control environment.

  •
  We are in the process of developing and implementing several new policies and procedures to address key weaknesses specifically related to segregation of duties, safeguarding of assets and information system accuracy and integrity.

  •
  We are developing specific accounting and finance policies and standardized processes in all critical accounting areas, including areas currently relying on subjective management judgment and discretion.

        Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls. Although we have not fully remediated the material weaknesses described above, we believe we have made substantial progress.

Inherent Limitation on the Effectiveness of Internal Controls

        The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Vitesse Semiconductor Corporation
Camarillo, California

        We have audited Vitesse Semiconductor Corporation and subsidiaries' (the "Company") internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment as of September 30, 2007:

  1.
  The Company was not able to fully remediate known past control weaknesses in its entity-level controls as they related to control environment, risk assessment and monitoring. As a result, the entity-level controls were not adequate to prevent or detect pervasive errors from occurring.

  2.
  The Company did not design, implement and maintain effective controls over its quarterly and annual financial statement close processes which resulted in a significant number of adjustments in various financial statement transaction cycles and balances. Also, there were erroneous account reconciliations and lack of adequate review of recorded amounts which could lead to inaccurate and inadequate financial statement disclosures. The errors affected the revenue, purchasing, payroll, inventory, and taxation transaction and reporting cycles.

  3.
  The Company did not design, implement and maintain effective controls over the recognition of revenue and the recording of payroll.

  4.
  The Company did not design, implement and maintain effective controls over the issuance of stock option grants and the application of generally accepted accounting principles related to the accounting for share-based compensation resulting in adjustments to share-based compensation.

  5.
  The Company did not design, implement and maintain effective controls over the accounting for the accuracy and valuation of inventory resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

  6.
  The Company did not design, implement and maintain effective security management controls that would limit and enforce access to applications and data.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated September 26, 2008 on those financial statements.

        In our opinion, Vitesse Semiconductor Corporation did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

        We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Company after the date of management's assessment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitesse Semiconductor Corporation as of September 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended September 30, 2007 and our report dated September 26, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Los Angeles, California
September 26, 2008

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The authorized number of Directors under our bylaws is a minimum of five and a maximum of nine. The Board of Directors has set the number of Directors at seven. Currently, the Board of Directors is comprised of seven members: Guy W. Adams, Vincent Chan, Ph.D., Christopher R. Gardner, Steven P. Hanson, Robert A. Lundy, Edward Rogas, Jr., and Willow B. Shire. There are no family relationships among any of our Directors or executive officers. Additional information regarding each of our Directors is set forth below.

        Guy W. Adams, age 57, has been a Director since October 25, 2007. Mr. Adams is the managing member of GWA Investments, LLC and GWA Capital Partners, LLC, where he has served since 2002. GWA Investments is an investment fund investing in publicly-traded securities managed by GWA Capital Partners, LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions. Mr. Adams is currently a member of the Board of Trustees of Mercer International Inc., where he has served since August 2003. Mr. Adams earned an M.B.A. from Harvard Business School and a B.S. in Petroleum Engineering from Louisiana State University. Mr. Adams was previously an independent Director of Exar Corporation (resigned August 2007) and Lone Star Steakhouse (resigned May 2002).

        Vincent Chan, Ph.D., age 59, has been a Director since April 18, 2000. Dr. Chan has served on the Massachusetts Institute of Technology's faculty as the Joan and Irwin Jacobs Professor of Electrical Engineering and Computer Science and as a member of the Operations Research Center since 1998. From 1995 to 1998, he was the Head of the Communications and Information Technology Division of MIT Lincoln Laboratory. He is a member of The Corporation of The Charles Stark Draper Laboratory, Inc. and a Fellow of IEEE and the Optical Society of America. Dr. Chan has over 35 years experience leading the development of advanced communication systems and networks. Dr. Chan served on the Board of Draper Laboratory (private company) since 2000.

        Christopher R. Gardner, age 48, has been a Director since October 26, 2006. Mr. Gardner has been our Chief Executive Officer since May 15, 2006, and was Acting Chief Executive Officer from April 18, 2006 to May 15, 2006. Mr. Gardner joined our company in 1986. He served as Vice President and Chief Operating Officer from November 2000 to June 2002. From June 2002 until he was appointed Acting Chief Executive Officer on April 18, 2006, he served as Vice President and General Manager of the Network Products Division. Mr. Gardner also served as a member of the Technical Staff at Bell Laboratories from 1982 to 1986. Mr. Gardner received his B.S.E.E. from Cornell University and his M.S.E.E. from the University of California at Berkeley.

        Steven P. Hanson, age 60, has been a Director since August 16, 2007. Mr. Hanson has been a senior partner in Southwest Value Acquisitions, a private equity firm, since 2004. He also is serving as the Chairman and CEO of InPlay Technologies Inc., a high-technology firm delivering leadership human input device technologies and products. From 1999 to 2003, Mr. Hanson was President and Chief Executive Officer of ON Semiconductor. He has served more than 32 years as a senior executive of technology companies, including 28 years at Motorola in various engineering management and leadership positions. Mr. Hanson has served Arizona State University as a member of the Dean's Advisory Council, W.P. Carey School of Business and the Dean's Advisory Council for the Ira A. Fulton School of Engineering. Mr. Hanson holds a B.S.E.E. from the College of Engineering at Arizona State University.

        Robert A. Lundy, age 60, has been a Director since May 2, 2008. Mr. Lundy currently serves as President and CEO of Glimmerglass, a high-technology company that develops and markets Intelligent

Optical Systems for the telecommunications industry, data centers, and defense. Mr. Lundy has been a member of the Board of Glimmerglass since 2002. Mr. Lundy has been a founder and CEO of several early stage ventures, including Wavetrace, Xtera, and Opthos. From 1985 to 1994, he held executive positions at ROLM, IBM, and HP. Mr. Lundy holds a BS from the U.S. Military Academy at West Point, a M.S.E.E. from Stanford University and a MBA from the Stanford Graduate School of Business. He is also a graduate of the U.S. Army command and General Staff College.

        Edward Rogas, Jr., age 68, has been a Director since January 24, 2006. Mr. Rogas currently is retired and served as a Senior Vice President at Teradyne, Inc., an automated test equipment manufacturer, from 2000 to December 31, 2005. From 1976 to 2000, he held various management positions in the semiconductor ATE portion of Teradyne's business, including Vice President from 1984 to 2000. Prior to that, from 1973 to 1976, he served as a Vice President at American Research and Development. Mr. Rogas is currently on the Board of Vignani Technologies Pvt Ltd. (a private Indian company) and Photon Dynamics (a NASDAQ-listed company). Mr. Rogas holds an M.B.A. (with distinction) from Harvard Business School and a B.S. from the United States Naval Academy.

        Willow B. Shire, age 60, has been a Director since June 26, 2007. Ms. Shire has been an executive consultant with Orchard Consulting Group since 1994, specializing in leadership development and strategic problem-solving. Previously, she was Chairperson for the Computer Systems Public Policy Project within the National Academy of Science. She also held various positions at Digital Equipment Corporation, a computer hardware manufacturer, for 18 years, including Vice President and Officer, Health Industries Business Unit. Ms. Shire is currently on the Board of The TJX Companies, Inc. (a NYSE listed-company). Ms. Shire holds a BS from Boston University's School of Education and a MAT from Harvard University School of Education.

        All of our Directors, with the exception of Mr. Gardner who is our President and CEO, meet NASDAQ's criteria for independence.

Executive Officers

        Set forth below is information regarding our executive officers, other than with respect of Christopher R. Gardner, our President and Chief Executive Officer, which is set forth above under "Directors".

        Richard C. Yonker, age 61, was appointed our Chief Financial Officer on December 14, 2006. Mr. Yonker was the Chief Financial Officer of Capella Photonics, a telecommunications company, from October 2005 to November 2006. He also served as Chief Financial Officer of Avanex Corporation, an optical telecommunications company, from April 2005 to September 2005, Actelis Networks, a telecommunications company, from May 2004 to April 2005, Bermai, a WiFi semiconductor company, from November 2003 to April 2004, Gluon Networks, a telecommunications switch company, from February 2003 to October 2003 and Agility Communications, a telecommunications company, from November 2000 to January 2003. He currently is a Director of Logic Vision, a semiconductor company providing built-in-self-test and diagnostic solutions. Mr. Yonker holds a bachelor's degree in industrial engineering from the General Motors Institute and a master's degree in finance management from the Massachusetts Institute of Technology.

        Michael B. Green, age 63, was appointed our Vice President, General Counsel and Secretary on January 25, 2007. Mr. Green was an independent consultant in 2006 and from 1999 through 2005 was the Vice President, General Counsel and Secretary of Worldwide Restaurant Concepts, Inc., an international restaurant company. Prior to that, he was a counsel and senior attorney for Atlantic Richfield Company and Montgomery Ward & Co., Inc., respectively. Mr. Green has also worked in private practice and as a trial attorney for the Antitrust Division of the United States Department of Justice, in Washington D.C. Mr. Green holds a bachelor's degree from Brooklyn College of the City University of New York and a Juris Doctor degree from New York University School of Law.

        Dr. Martin Nuss, age 51, was appointed our Vice President of Technology and Strategy on November 16, 2007. Dr. Nuss was most recently Chief Technology Officer of Ciena's Optical Ethernet group. Prior to Ciena's acquisition of the company, he was founder and CTO of Internet Photonics. He also served 15 years at Bell Labs in various technical and management roles including Director of the Optical Data Networks Research Department. He is a Fellow of the Optical Society of America and a member of IEEE. Mr. Nuss holds a doctorate in applied physics from the Technical University in Munich, Germany.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our executive officers, Directors, and persons who own beneficially more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership within specified periods with the SEC. To our knowledge, based solely on our review of the copies of Section 16(a) forms required to be furnished to us with respect to fiscal 2007 and any written representations that no other reports were required, the Section 16(a) reporting requirements for reports required to be filed during fiscal 2007 were met.

Codes of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics for members of the Board of Directors, a Code of Business Conduct and Ethics for all officers and employees of the Company and its consolidated subsidiaries, and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer/Controller and persons performing similar functions. Copies of these Codes are posted on our website, http://www.vitesse.com, under "Investors—Corporate Governance." We intend to disclose any amendment to, or waiver from, the provisions of these Codes on our website under "Investors—Corporate Governance."

Procedure for Nominating Directors

        Our Board of Directors has launched a process to reconstitute its membership. As part of this process, our Board initiated searches for new, highly-qualified Directors who are independent of management. To date, this process has resulted in the appointments of Guy W. Adams, Steven P. Hanson, Robert A. Lundy, and Willow B. Shire as Directors.

        As part of this process, the Nominating and Corporate Governance Committee continues to solicit recommendations from shareholders to identify highly-qualified, independent candidates for new Directors. The Committee has engaged the recruiting firm of Russell Reynolds Associates to assist with the process of identifying and selecting candidates.

        In connection with the settlement of the outstanding derivative actions against us as described under "Legal Proceedings," we have agreed to establish a procedure, in consultation with The Corporate Library, corporate governance experts selected by the lead counsel in the derivative action, to identify and nominate a person to become a Director. That procedure provides that each individual or entity known to us or The Corporate Library to have continuously held at least 1% of our common stock for at least one year will be contacted for the purpose of requesting that such shareholder provide the name or names of candidates for our Board. An appropriate review of any candidates submitted will be conducted jointly by the Nominating and Corporate Governance Committee and The Corporate Library. If a qualified candidate is identified, he or she will be recommended to the Board for appointment or for nomination for election by the shareholders.

Audit Committee

        Our Board of Directors has an Audit Committee, the members of which are Chairman Edward Rogas, Jr., Guy W. Adams, and Steven P. Hanson. All of the members of the Audit Committee meet the independence, financial literacy, and other applicable requirements of the Exchange Act, the rules and regulations of the SEC and the requirements of the NASDAQ Marketplace rules. Mr. Hanson has been designated our "audit committee financial expert," as that term is defined in Item 407 of Regulation S-K promulgated by the SEC.

        The Audit Committee assists our Board of Directors in its oversight of the integrity of our financial statements, the qualifications and independence of our independent audits, the performance of our internal audit function, compliance with legal and regulatory requirements, our disclosure controls, and system of internal controls.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

        The Compensation Committee determines the overall executive compensation practices for our named executive officers. Executive compensation for our named executive officers consists of three components:

  •
  Base Salary—the fixed amount of compensation paid to our named executive officers for performing their day-to-day duties;

  •
  Annual Cash Incentive Bonus—the annual cash incentive award payment, generally calculated as a percentage of base salary; and

  •
  Stock Options—the high-risk, long-term incentive award that is designed to retain the named executive officers and align their financial interests with our stock price performance and other factors that directly and indirectly affect shareholder value.

Compensation Philosophy and Objectives

        The basic philosophy of the Compensation Committee is to pay a reasonable and competitive base salary and reward named executive officers for achievements during the previous fiscal year and incentivize performance in future years. Its overall goal is to establish and administer an executive compensation program that effectively attracts and retains highly skilled executive officers, enhances shareholder value, motivates technological innovation, and rewards executive officers who contribute to the Company's long-term success.

        In 2007 and 2006, there was an almost-complete turnover in the Company's senior management team following the investigation by a Special Committee of the Board of Directors into the Company's historical stock option and accounting practices. As a result of the extensive turnover in the senior management team, the Compensation Committee's primary compensation objectives in fiscal 2007 and 2006 were to recruit and retain talented new executive officers to successfully direct the Company's operations, resolve the accounting problems relating to the Company's historical option grant practices, and implement safeguards to assure shareholders and employees of the reliability and accuracy of the Company's financial results and disclosures.

Compensation Practices

        Each year, the Compensation Committee determines the amounts of each named executive officer's base salary, annual cash bonus, and stock option grants. The Compensation Committee reviews industry data to gain an understanding of compensation levels within the industry for each named executive officer.

        The Compensation Committee previously reviewed the Radford Executive Survey to obtain industry data. Starting in fiscal 2008, the Compensation Committee is reviewing additional industry surveys and consulting with other independent compensation consultants to assess its competitors' executive compensation levels for base salary, annual cash bonus, and to a limited extent, stock option grants.

        The Compensation Committee considers industry compensation data because it wishes to provide compensation packages that are neither at the low or high ends of the range of comparable companies but, instead, are targeted toward the mid-point of the range of comparable companies. However, the Compensation Committee's determinations regarding individual compensation elements are based on several factors beyond industry data, including, but not limited to, the criticality of the position, individual performance, and company performance. After reviewing industry data and assessing the role and performance of each named executive officer, the Compensation Committee uses its discretion to set compensation levels for each of the three components for the named executive officers.

Consideration of Competitors' Compensation

        Historically, the Compensation Committee selected the Radford Executive Survey as the source for its peer group compensation data because it is a reliable and neutral vendor of pay data regarding semiconductor companies, including the majority of our competitors. In 2007, the Radford Executive Survey contained data from the following 26 semiconductor companies, which were selected because their annual revenues were within the same range as ours ($100.0 million to $499.9 million):

Actel	Omnivision Technologies
AMCC	PMC-Sierra
Anadigics	Rambus
Asyst Technologies	Semtech
Atheros Communications	Sigmatel
Cirrus Logic	Silicon Image
CREE	Silicon Laboratories
Emulex	Silicon Storage Technologies
Genesis Microchip	SIRF Technology
Lattice Semiconductor	SMSC
Micrel Semiconductor	Triquint Semiconductor
Microsemi	Ultraclean Technology
Mindspeed Technologies	Zoran

        In fiscal 2008, the Compensation Committee sought to re-evaluate the companies included in its peer group and decided to also evaluate other compensation consultants, including DolmatConnell and F.W. Cook, who could provide additional services including a broader comparative group, an evaluation of long-term incentives, a review of internal pay equity, and various structures for aligning compensation with company performance.

The Role of Management in Setting Executive Compensation

        Compensation for our named executive officers, other than our CEO, Christopher R. Gardner, is established by the Compensation Committee upon the recommendation of Mr. Gardner. With regard to our named executive officers other than the CEO, Mr. Gardner recommends individual goals and conducts formal, written performance evaluations that he presents to the Compensation Committee in executive sessions. After consideration of Mr. Gardner's presentation, the ultimate decision as to compensation to be paid to those named executive officers is made by the Compensation Committee.

        The Compensation Committee solely is responsible for setting compensation for the CEO, including establishing and conducting performance evaluations relating to individual goals. Mr. Gardner does not recommend or participate in any Compensation Committee discussions regarding his own compensation.

Fiscal Year 2007 and Fiscal Year 2006 Compensation Practices

        During 2007 and 2006, the Company experienced almost a complete turnover of its named executive officers, with the following departures:

  •
  January 2006—Michael Rodensky, Vice President, Worldwide Sales and Marketing;

  •
  May 2006—Louis R. Tomasetta, President and Chief Executive Officer; Yatin Mody, Vice President, Finance and Chief Financial Officer; and Eugene F. Hovanec, Executive Vice President; and

  •
  January 2007—Ira Deyhimy Vice President, Strategy Development.

        Due to the excessive amount of turnover of the Company's senior executive officers during this period, the Compensation Committee determined the appropriate compensation for the named executive officers based on its need to attract new, capable management and its considerations of internal equity in total executive compensation based on each named executive officer's level of responsibility. As such, during this period, the base salary, annual cash bonus, and stock option grant award levels generally were determined primarily through the negotiation of employment agreements between the Company and the individuals hired to fill the vacancies left by the departures of our previous executive officers.

Fiscal Year 2007 and Fiscal Year 2006 Individual Elements of Compensation

  1.    Base Salary

        In fiscal 2007 and 2006, the base salaries for our CEO, CFO, and General Counsel were negotiated by the Company within the parameters authorized by the Compensation Committee. The Compensation Committee and the Company worked together to develop executive compensation packages for these executives designed around the mutual goal of retaining the Company's new leadership, preserving cash, and maintaining shareholder value.

        During the Special Committee's investigation, Christopher R. Gardner, Vice President, General Manager of Network Products Division, was named Acting Chief Executive Officer. On May 17, 2006, Mr. Gardner was named CEO, with a base salary of $310,000. In April 2007, the Compensation Committee approved an increase in base salary for Mr. Gardner to $350,000 per year. The base salary set for Mr. Gardner was below the 50th percentile on the Radford Executive Survey for his position.

        In December 2006, the Company hired Richard C. Yonker as CFO. The Compensation Committee agreed to a base salary of $275,000 per year, which corresponded to the 60th percentile of the Radford Executive Survey for his position. Mr. Yonker also received a $25,000 sign-on bonus. The Compensation Committee regarded this level of sign-on bonus and base salary as necessary to recruit a CFO with the experience and the ability to resolve the Company's accounting and SEC-reporting issues in an extremely challenging environment.

        In January 2007, the Company hired Michael B. Green as Vice President, General Counsel, and Secretary. The Compensation Committee agreed to a base salary of $205,000, which was below the 50th percentile on the Radford Executive Survey for his position. Mr. Green also received a $20,000 sign-on bonus. The Compensation Committee regarded this level of sign-on bonus and base salary as necessary to recruit an experienced and capable Vice President, General Counsel, and Secretary.

        Shawn C.A. Hassel, Managing Director of Alvarez & Marsal, LLC ("A&M"), was appointed CFO in May 2006. In December 2006, he was replaced by Mr. Yonker and Mr. Hassel became Chief Restructuring Officer until he resigned on June 30, 2007. Pursuant to an agreement with A&M, the Company paid A&M $90,000 per month from May 2006 through June 2007, for Mr. Hassel's services and reimbursed for Mr. Hassel's out-of-pocket expenses.

        The 2007 and 2006 base salary of $190,000 per year for Ira Deyhimy, the Company's Vice President, Strategy and Development, before his departure in January 2007 was not changed from previous years.

  2.    Annual Incentive Bonus

        No annual incentive bonuses were granted to our named executive officers for fiscal year 2006.

        The following annual incentive bonuses were granted to our named executive officers for fiscal year 2007: Mr. Green ($41,000), Mr. Yonker ($80,000), and Mr. Gardner ($175,000). These bonuses were paid in a lump sum, after year end, to reflect their performance during the fiscal year. The amounts of these bonuses were determined in the manner described below.

        For fiscal year 2007, the Compensation Committee approved bonus payments of 20% of base salary for the entire senior management team, upon recommendation of the CEO, in recognition of the absence of bonuses for fiscal 2006 and to reward their leadership in restructuring business operations, maintaining customer loyalty in a challenging environment, and the significant gains made in reconstructing the historical financial statements of the Company. Accordingly, Mr. Green was granted an annual incentive bonus of 20% of his base salary. Based upon these same considerations, and in recognition of his level of responsibility as CEO, the Compensation Committee independently approved a bonus payment equal to 50% of base salary for Mr. Gardner.

        Mr. Yonker did not receive the 20% bonus granted to the rest of the senior management team; rather, Mr. Yonker's bonus was based on achievement of four out of five goals identified in his employment agreement. In accordance with his employment agreement, Mr. Yonker received a bonus of $80,000, with that amount reflecting a bonus of $20,000 for achieving each of the following goals: (1) vacancies in the accounting and finance organization were successfully filled; (2) activities of, and payments to, A&M were reduced; (3) a new independent registered public accounting firm executed an engagement letter with the Company; and (4) financial accountability was assigned to individual executive staff members for items on the Company's income statement and balance sheet.

  3.    Equity Compensation

        When Mr. Gardner was appointed CEO in 2006, he received a grant of 400,000 stock options at a base price of $1.53 per share. This grant was part of the total compensation package that the Compensation Committee believed was necessary to attract and retain a CEO who could resolve the Company's accounting and SEC reporting issues.

        In January 2007, Mr. Yonker received a grant of 300,000 incentive stock options at a base price of $0.86 per share. The grant was made pursuant to the terms of his employment agreement and was part of the total compensation package that the Compensation Committee determined was necessary to recruit a CFO who could resolve the Company's accounting and SEC reporting issues.

        On January 25, 2007, the Company issued a warrant to Mr. Hassel's employer, A&M, to purchase 150,000 shares of our common stock at a price of $1.20 per share. The warrant was issued as part of an agreement with A&M, of which Mr. Hassel was a Managing Director.

        As a result of the Company's inability to provide current financial statements and file required reports with the SEC, the Company has generally not used stock options to compensate our employees or officers. The Compensation Committee may, however, consider utilizing stock options as a component of compensation for our named executives in the future.

Fiscal Year 2008 Developments

        In fiscal year 2008, the Compensation Committee implemented changes to the Company's executive compensation practices. The Compensation Committee adopted the 2008 Executive Bonus Plan to provide an opportunity for eligible participants, including the named executive officers, to earn cash incentive bonuses based upon the Company's attainment of specified financial performance objectives and the executives' achievement of designated personal goals that are aligned with corporate performance. This change was implemented to encourage individual and team performance.

        Under the Executive Bonus Plan, eligible participants will be able to earn a maximum bonus of 60% of base salary, subject to at least partial attainment of the Company's financial performance objectives and personal goals and objectives for each participant as set by the CEO. This means that even if all personal goals are 100% satisfied, the executive would be unable to earn any bonus if the Company did not at least substantially meet or exceed the established financial performance objectives. The Company's financial performance objectives will be set by the Compensation Committee in consultation with management and are expected to be linked to EBITDA. The designated personal goals for the named executive officers, other than the CEO, will be recommended by the CEO and approved by the Compensation Committee.

        Bonus payments, if any, will be made in two equal installments on or before the end of the second fiscal quarter of 2009 and on or after the end of the fourth fiscal quarter of 2009. All bonus payments to the named executive officers under the Plan, other than the CEO, will be made upon the recommendation of the CEO, with approval by the Compensation Committee.

        It is not anticipated that the CEO will participate in the Executive Bonus Plan in fiscal 2008. Any bonus paid to the CEO in fiscal 2008 will be made at the discretion of the Compensation Committee after reviewing Mr. Gardner's attainment of his personal goals and objectives, assessing the Company's financial performance, and the progress made during the year to resolve accounting problems relating to historical option grant practices, satisfying SEC-reporting obligations, and regaining eligibility to relist on the NASDAQ National Market.

        At the end of fiscal year 2008, formal performance evaluations will be prepared by the CEO for the other named executive officers and by the Compensation Committee for the CEO, based on goal achievement and feedback from subordinates, peers, and managers through the Company's annual 360 degree assessment.

        For fiscal year 2008, the Compensation Committee has determined:

  •
  Base salaries for our named executive officers will continue to be set at the discretion of the Compensation Committee. In setting these base salaries, the Compensation Committee will take into consideration the data derived from the industry surveys relative to each individual position;

  •
  Annual cash bonus awards for named executive officers other than the CEO will be made pursuant to the 2008 Executive Bonus Plan;

  •
  Any annual cash bonus to the CEO will be at the discretion of the Compensation Committee; and

  •
  To the extent available, equity-based awards may be used as a component of compensation for our named executive officers for fiscal 2008.

Other Compensation

        The named executive officers enjoy the same benefits as all other employees of the Company, including medical, dental, vision, accidental death and dismemberment, group term life insurance in the amount of two times annual compensation (up to $280,000), business travel insurance, and a 401(k)

plan in which the Company matches $0.50 for each dollar of an employee's contribution up to 6% of the employee's base salary. Paid leave benefits include vacation, sick leave, holidays, and a sabbatical after ten years of employment. The Company offers education assistance and a health/fitness benefit of $100 per year for health club membership or health/fitness classes. The Company also offers monetary rewards for patent ideas, application notes for Company products, and engineering articles and technical papers.

Summary Compensation Table

        The following table sets forth the compensation earned by our executive officers for services rendered in all capacities during the fiscal years ended September 30, 2006 and 2007:

Name and Principal Position	Year(1)	Salary	Bonus		Option Awards(2)		Non-Equity Incentive Plan Compensation		All Other Compensation(3)		Total
Christopher R. Gardner	2007	$315,000	$—		$320,540		$175,000	(5)	$—		$810,540
Chief Executive Officer(4)	2006	253,019	—		301,323		—		—		554,342
Richard C. Yonker	2007	211,538	25,000	(7)	30,939		80,000	(7)	—		347,477
Chief Financial Officer(6)
Shawn C.A. Hassel	2007	810,000	—		176,028	(9)	400,000		—		1,136,028
Chief Financial Officer(8)	2006	459,000	—		—		—		—		459,000
Michael B. Green	2007	143,507	20,000	(11)	—	(12)	41,000	(11)	—		204,507
Vice President, General Counsel and Secretary(10)
Ira Deyhimy	2007	71,615	3,800		(25,716)		—		113,452	(13)	163,151
Vice President, Strategy	2006	190,000	—		123,540		—		12,938	(14)	326,478

(1)
Years are our fiscal years ended September 30, 2007, and 2006.

(2)
Represents the dollar amount recognized for financial reporting purposes for awarded stock options or warrants with respect to the fiscal year in accordance with FASB Statement of Financial Accounting Standards No. 123, as modified or supplemented ("FAS123R").

(3)
Does not include perquisites and other personal benefits and other compensation amounts that do not, in the aggregate for each named individual, exceed $10,000.

(4)
Mr. Gardner was appointed Acting CEO in April 2006 and CEO in May 2006. Prior to April 2006, Mr. Gardner was Vice President and General Manager, Networks Products Division.

(5)
The bonus was paid to Mr. Gardner in November 2007 for services rendered in fiscal 2007.

(6)
Mr. Yonker was appointed CFO in December 2006.

(7)
Mr. Yonker's Employment Agreement provided for a $25,000 sign-on bonus which was paid in December 2006. His Employment Agreement provided for a maximum bonus of $100,000 based upon his attainment of five designated objectives. In that regard, a $60,000 bonus was paid in August 2007 upon completion of three objectives and a $20,000 bonus was paid in November 2007 upon his completion of a fourth objective.

(8)
Mr. Hassel was appointed CFO in May 2006 and resigned as CFO, and became Chief Restructuring Officer ("CRO"), in December 2006. Mr. Hassel resigned as CRO effective June 30, 2007. The amounts indicated for Mr. Hassel were paid to Alvarez & Marsal, LLC ("A&M") pursuant to an agreement between the Company and A&M. Mr. Hassel is a Managing Director of A&M. Under the agreement, A&M provided the services of Mr. Hassel as CFO of the Company, and the amounts indicated reflect only the amounts paid to A&M attributable to the services provided by Mr. Hassel.

(9)
On January 25, 2007, the Company issued to A&M Warrants to purchase 150,000 shares of common stock at a price of $1.20 per share, subject to adjustment under certain circumstances. The Warrant expires on October 2, 2011.

(10)
Mr. Green was appointed Vice President, General Counsel and Secretary in January 2007.

(11)
Mr. Green's employment letter provided for a $20,000 sign-on bonus, which was paid in January 2007. A $41,000 bonus was paid to Mr. Green in October 2007 for services rendered in fiscal 2007.

(12)
Mr. Green's employment letter provides for the grant of a stock option for 50,000 shares of common stock at the time it begins offering options to its employees generally.

(13)
Mr. Deyhimy left the Company in January 2007 and received a one-time severance payment of $95,000 in addition to payout of his accrued vacation.

(14)
Represents compensation resulting from gains on the exercise of Mr. Deyhimy's stock options.

  Christopher R. Gardner Employment Agreement

        Mr. Gardner's compensation was established by his employment agreement, initially dated June 26, 2006. Under that agreement, Mr. Gardner had a base salary of $310,000 per year and was entitled to participate in the employee benefit plans offered to senior executives from time-to-time. The term of the agreement was two years. If Mr. Gardner's employment was terminated for Good Reason (as defined below) or other than For Cause (as defined below), Death, Disability (as defined below), Mr. Gardner would be entitled to twelve months of his base salary as severance and he would be engaged as a consultant to the Company at $3,000 per month until the earlier of (i) three years after the termination of his employment and (ii) the date the Company has an effective registration statement under the Securities Act with respect to the shares to be issued upon exercise of options granted to him.

        On July 27, 2007, the employment agreement with Mr. Gardner was amended. Under the amended agreement, his base salary was increased to $350,000 per year, effective April 1, 2007. Further, if Mr. Gardner's employment is terminated for Good Reason, or other than For Cause, death, or Disability, Mr. Gardner would be entitled to receive two years of his base salary plus two times the average of the maximum target bonus for the two most recent fiscal years prior to his termination, and he would be engaged as a consultant until the earlier of: (i) three years after the termination of his employment and (ii) one year after the date the Company has an effective registration statement under the Securities Act with respect to the shares to be issued upon exercise of options granted to him. In addition, Mr. Gardner's stock options outstanding on the date of his termination would continue to vest normally during his service as a consultant and those options would be exercisable until the earlier of: (i) 90 days following his termination as a consultant and (ii) the normal expiration dates of those options.

        "For Cause" is defined as termination by reason of: (i) the executive's conviction of a felony or plea of guilty or nolo contendere to a felony; (ii) the executive's intentional failure or refusal to perform his employment duties and responsibilities; (iii) the executive's intentional misconduct that injures the Company's business; (iv) the executive's intentional violation of any other material provision of his employment agreement or the Company's Code of Business Conduct and Ethics; or (v) as otherwise provided for in Section 8 of the employment agreement. Section 8 of Mr. Gardner's employment agreement is titled "Compliance with Vitesse Policies and Procedures" and states:

  "As a member of Vitesse management, Executive will be expected to comply with all provisions of the Vitesse Policies, Procedures Manual and Employee Handbook, as amended from time-to-time. Executive acknowledges, by signature on this Agreement, that failure to comply with and ensure enforcement of Vitesse's policies, procedures and all federal/state laws relating to business operations may result in immediate termination of employment For Cause."

        "Disability" is defined as a physical or mental impairment of the executive as certified in a written statement from a licensed physician selected or approved by our Board of Directors that renders the executive unable to perform his duties under his employment agreement (after reasonable accommodation, if necessary, by the Company that does not impose an undue hardship on the Company) for 150 consecutive days or for at least 210 days (regardless of whether such days are consecutive) during any period of 365 days.

        "Good Reason" is defined as the occurrence, without the executive's written consent, of any of the following actions unless the action is fully corrected (if possible) within 15 days after the Company receives written notice of the action from the executive: (i) a reduction in the executive's base salary; (ii) the Company's failure to pay the executive any amount that is expressly required to be paid under his employment agreement; (iii) the Company's material and adverse reduction of the nature of the executive's duties and responsibilities, disregarding mere changes in title; (iv) the Company's requirement that the executive perform his principal employment duties at an office that is more than 20 miles from Camarillo, California; or (v) a Change of Control of the Company. For this purpose, "Change of Control" means each occurrence of any of the following:

  •
  The acquisition, directly or indirectly, by any person or group (within the meaning of Section 13(d)(3) of the Exchange Act), of beneficial ownership of more than 51% of the aggregate outstanding voting power of the capital stock of the Company;

  •
  The Company's consolidation with or merger into another entity where the Company is not the surviving entity or the Company conveys, transfers, or leases all, or substantially all, of its property and assets to another person;

  •
  Any entity consolidates with or merges into the Company in a transaction pursuant to which the Company's outstanding voting capital stock is reclassified or changed into or exchanged for cash, securities or other property, other than any such transaction described in this clause in which no person or group (within the meaning of Section 13(d)(3) of the Exchange Act) has, directly or indirectly, acquired beneficial ownership of more than 51% of the Company's outstanding voting capital stock; or

  •
  Approval by the Company's shareholders of the complete liquidation or dissolution of the Company.

  Richard C. Yonker Employment Agreement

        Mr. Yonker's compensation was established by his employment agreement, dated November 16, 2006, and was amended on June 26, 2007. Under his agreement, Mr. Yonker received a base salary of $275,000 and a signing bonus of $25,000.

        Under his employment agreement, Mr. Yonker also is eligible to receive bonus payments of up to $100,000, payable in five installments of $20,000 each, when, and as any of, the following five events occur:

  •
  The vacancies in the Company's accounting and finance organization agreed to by Mr. Yonker and the CEO are filled by persons satisfactory to the CEO;

  •
  The Company reduces the activities of, and the amounts paid to, Alvarez & Marsal LLC by amounts agreed to by the Chairperson of the Compensation Committee and Mr. Yonker;

  •
  The Company secures a new independent registered public accounting firm as evidenced by the execution of an engagement letter;

  •
  The implementation of the remedial action plan approved by the Special Committee and delivery of audited financial statements for fiscal years 2007 and 2006; and

  •
  The implementation of financial accountability by individual executive staff members for all items on the Company's income statement and balance sheet as measured by a financial roadmap to be agreed to by the Chairman of the Compensation Committee and Mr. Yonker.

        During fiscal year 2007, Mr. Yonker satisfied items 1, 2, 3, and 5, as noted above, and received a bonus of $80,000.

        Mr. Yonker was granted an option to purchase 300,000 shares of our common stock at an exercise price of $0.86 per share. The option expires November 16, 2016, and cumulatively vests 25% on November 16th of each year commencing November 16, 2007. Further, Mr. Yonker is entitled to employee benefits provided to other senior executives.

        If Mr. Yonker's employment is terminated for Good Reason (defined in a manner substantially the same as in Mr. Gardner's employment agreement) or other than For Cause (defined in a manner substantially the same as in Mr. Gardner's employment agreement), Death, or Disability (defined in a manner substantially the same as in Mr. Gardner's employment agreement), he will receive severance pay equal to 12 months of his then base salary. In the event of a Change of Control (defined in a manner substantially the same as in Mr. Gardner's employment agreement) of the Company (or its successor) and any involuntary termination other than For Cause or Constructive Termination of Mr. Yonker's employment within one year of such a Change of Control, then the shares underlying all of Mr. Yonker's outstanding options would be accelerated and immediately become vested as though all options were vesting over four years in 48 equal monthly amounts, and as though Mr. Yonker had completed an additional two years of service with the Company, and those options would be exercisable for an additional 90 days.

  Michael B. Green Employment Arrangement

        Mr. Green received an employment letter from the Company pursuant to which the Company agreed, among other things, that Mr. Green will receive an annual base salary of $205,000, a signing bonus of $20,000 and, upon a Change of Control (defined in a manner substantially the same as in Mr. Gardner's employment agreement), severance in the amount equal to six months salary payable in one lump sum on the date of his termination. If Mr. Green voluntarily terminates his employment prior to completing two full years of service, he will reimburse the Company for the signing bonus. The Company also agreed to recommend to the Board of Directors that Mr. Green receive an option to acquire 50,000 shares of the Company's common stock at the time it begins offering options to its employees generally.

  Compensation for Shawn C.A. Hassel

        The compensation for Mr. Hassel constituted amounts paid to A&M for services rendered to the Company by Mr. Hassel under an agreement, dated April 27, 2006, between the Company and A&M. Under that agreement, the Company agreed to pay to A&M $90,000 per month for the services provided by Mr. Hassel and to reimburse A&M for Mr. Hassel's out-of-pocket expenses. A&M also received success fees aggregating $400,000 in connection with the completion of the refinancing in June 2006 and the negotiation of a resolution to a dispute with the holders of the Company's 1.5% Convertible Subordinated Debentures due in 2024. A&M also received a Warrant to purchase 150,000 shares of the Company's common stock, subject to adjustments under certain circumstances, at a price of $1.20 per share, subject to adjustment under certain circumstances. The Warrant expires on October 2, 2011.

  Appointment of New Executive Officer

        On November 16, 2007, the Board of Directors appointed Dr. Martin Nuss as Vice President of Technology and Strategy. Dr. Nuss received an employment letter from the Company pursuant to which the Company agreed that he will be entitled to receive $220,000 as an annual base salary and will be eligible to participate in the Executive Bonus Plan, under which the Company has guaranteed a bonus to Dr. Nuss for fiscal 2008 equal to at least 30% of his annual base salary. Dr. Nuss is also entitled to employee benefit provided to other senior executives. In the event that his employment is terminated within nine months after a Change-in-Control (defined in a manner substantially the same as in Mr. Gardner's employment agreement) or during that time period there is a material change in his position, responsibilities, or compensation, Dr. Nuss will be entitled to a lump sum payment equal to 12 months of his then base salary. Dr. Nuss was also granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.99 per share.

Grants of Plan-Based Awards

        The following table sets forth information relating to plan-based awards granted to our named executive officers in fiscal 2007 and 2006:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Options (Per Share)	Grant Date Fair Value of Stock and Option Awards(1)
Christopher R. Gardner	12/2/2005	110,000	$2.40	$214,672
	6/21/2006	400,000	1.53	424,821
Richard C. Yonker	1/25/2007	300,000	0.86	160,834
Shawn C.A. Hassel(2)	1/25/2007	150,000	1.20	176,028
Ira Deyhimy	12/2/2005	30,000	2.40	58,547

(1)
The grant date fair value of option awards has been calculated in accordance with FAS 123R. In contrast to how we present amounts in the "Summary Compensation Table," we report the amounts in this column without apportioning the amount over the applicable service or vesting period.

(2)
The amounts listed relate to Warrants issued to A&M, of which Mr. Hassel was a Managing Director. See "Summary Compensation Table."

Outstanding Equity Awards at Fiscal Year-End

        The following table provides information regarding the holdings of stock options by our named executive officers at September 30, 2007:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Christopher R. Gardner	143,600	—	$9.44	1/1/2008
	80,000	—	9.03	10/5/2008
	120,000	—	35.91	10/19/2009
	200,000	—	17.44	4/6/2011
	442,885	—	7.27	10/2/2011
	225,000	—	0.83	10/17/2012
	75,000	25,000	6.97	10/20/2013
	112,500	187,500	2.58	10/27/2014
	27,500	82,500	2.40	12/2/2015
	100,000	300,000	1.53	6/21/2016
Richard C. Yonker	—	300,000	0.86	12/11/2016
Shawn C.A. Hassel	150,000	—	1.20	10/2/2011

        On December 28, 2006, Ira Deyhimy, and on December 29, 2006, Christopher R. Gardner, agreed to amend all of their respective existing unexercised stock option awards that vested after December 31, 2004, or will vest after December 31, 2004, and that are subject to an exercise price that was less than the Fair Market Value of a share of our common stock at the time of grant, to have an exercise price equal to the Fair Market Value of a share of our common stock on the actual date of grant.

Stock Option Exercises

        The following table provides information regarding stock options exercised by our named executive officers during fiscal 2006 and 2007:

	Option Awards
Name	Number of Shares Acquired Upon Exercise	Value Realized on Exercise
Christopher R. Gardner	7,500	$16,650
Ira Deyhimy	37,500	$83,250

Pension Benefits

        We do not have plans that provide pension benefits to our named executive officers, nor do we have any plans that provide for deferred compensation to our named executive officers.

Potential Payments Upon Termination or Change-in-Control

        If Mr. Gardner's employment were to have been terminated on September 30, 2007, for Good Reason or for reasons other than For Cause, Death or Disability, he would have received a lump sum severance payment of $700,000 and he would be engaged as a consultant at $3,000 per month until the earlier of: (i) three years after the termination of his employment, and (ii) one year after the date we have an effective registration statement under the Securities Act with respect to the shares to be issued upon exercise of options granted to him. In addition, Mr. Gardner's stock options outstanding on the date of his termination would continue to vest normally during his service as a consultant and those options would be exercisable until the earlier of 90 days following his termination as a consultant and the normal expiration dates of those options.

        If Mr. Yonker's employment were to have been terminated on September 30, 2007, for Good Reason or for reasons other than For Cause, Death or Disability, he would have received a lump sum payment of $275,000. In addition, the shares underlying all of Mr. Yonker's outstanding stock options would be accelerated and immediately become vested as though all options were vesting over four years in 48 equal monthly amounts, and as though Mr. Yonker had completed an additional two years of service with the Company, and those options would be exercisable for an additional 90 days.

        If Mr. Green's employment were to have been terminated on September 30, 2007, as a result of a Change of Control, he would have received a lump sum payment of $102,500.

Compensation of Directors

        The following table provides information regarding compensation paid to our Directors, other than Mr. Gardner who receives no additional compensation for acting as a Director, during fiscal 2007.

Name	Fees Earned in Cash	Option Awards(1)	Total
Vincent Chan Ph.D(2)	$30,000	$84,982	$114,982
James A. Cole(3)	30,000	62,267	92,267
Alex Daly(4)	30,000	85,246	115,246
Moshe Gavrielov(5)	30,000	17,896	47,896
Steven P. Hanson(6)	—	1,500	1,500
John C. Lewis(7)	20,000	39,764	59,764
Edward Rogas, Jr.(8)	62,500	18,193	80,693
Willow B. Shire(9)	—	6,054	6,054

(1)
Amounts shown do not reflect compensation actually received by the Directors. Instead, the amounts shown are the stock option related compensation costs recognized in fiscal 2007 for financial statement reporting purposes as determined pursuant to FAS 123R. The assumptions used in the calculation of values of option awards are set forth under Note 8 in the Notes to the Consolidated Financial Statements.

(2)
Mr. Chan became a Director April 18, 2000. Option awards amount reflects compensation costs recognized in fiscal 2007 for stock option grants with the following fair values as of the grant date: 40,000 options granted on January 1, 2003 with a fair value of $74,668, 40,000 options granted on January 1, 2004 with a fair value of $179,851, 40,000 options granted on January 1, 2005 with a fair value of $86,583, and 40,000 options granted on January 1, 2006 with a fair value of $57,531. As of September 30, 2007, Mr. Chan had an aggregate of 300,000 options outstanding.

(3)
Mr. Cole resigned as a Director on June 26, 2007. Option awards amount reflects compensation costs recognized in fiscal 2007 for stock option grants with the following fair values as of the grant date: 40,000 options granted on January 1, 2003 with a fair value of $74,668, 40,000 options granted on January 1, 2004 with a fair value of $179,851, 40,000 options granted on January 1, 2005 with a fair value of $86,583, and 40,000 options granted on January 1, 2006 with a fair value of $57,531. As of September 30, 2007, Mr. Cole did not have any options outstanding.

(4)
Mr. Daly resigned as a Director on October 15, 2007. Option awards amount reflects compensation costs recognized in fiscal 2007 for stock option grants with the following fair values as of the grant date: 40,000 options granted on January 1, 2003 with a fair value of $74,668, 40,000 options granted on January 1, 2004 with a fair value of $179,851, 40,000 options granted on January 1, 2005 with a fair value of $86,583, and 40,000 options granted on January 1, 2006 with a fair value of $57,531. As of September 30, 2007, Mr. Daly had an aggregate of 376,800 options outstanding.

(5)
Mr. Gavrielov resigned as a Director on June 26, 2007. Option awards amount reflects compensation costs recognized in fiscal 2007 for stock option grants with the following fair values as of the grant date: 40,000 options granted on April 22, 2005 with a fair value of $54,139 and 40,000 options granted on January 1, 2006 with a fair value of $57,531. As of September 30, 2007, Mr. Gavrielov did not have any options outstanding.

(6)
Mr. Hanson became a Director on August 16, 2007. Option awards amount reflects compensation costs recognized in fiscal 2007 for 75,000 options granted on August 16, 2007 with a fair value as of the grant date of $49,655. As of September 30, 2007, Mr. Hanson had 75,000 options outstanding.

(7)
Mr. Lewis resigned as a Director on January 1, 2007. Option awards amount reflects compensation costs recognized in fiscal 2007 for stock option grants with the following fair values as of the grant date: 60,000 options granted on January 1, 2003 with a fair value of $112,002, 60,000 options granted on January 1, 2004 with a fair value of $269,776, 60,000 options granted on January 1, 2005 with a fair value of $129,874, and 60,000 options granted on January 1, 2006 with a fair value of $86,296. As of September 30, 2007, Mr. Lewis did not have any options outstanding.

(8)
Mr. Rogas became a Director on January 24, 2006. Option awards amount reflects compensation costs recognized in fiscal 2007 for 40,000 options granted on January 24, 2006 with a fair value as of the grant date of $75,732. As of September 30, 2007, Mr. Rogas had 40,000 options outstanding.

(9)
Ms. Shire became a Director on June 26, 2007. Option awards amount reflects compensation costs recognized in fiscal 2007 for stock option grants with the following fair values as of the grant date: 40,000 options granted on June 26, 2007 with a fair value of $29,179 and 35,000 options granted on July 27, 2007 with a fair value of $25,172. As of September 30, 2007, Ms. Shire had an aggregate of 75,000 options outstanding.

        Table does not include compensation in fiscal 2007 for Mr. Adams or Mr. Lundy who became Directors in fiscal 2008.

        Prior to June 1, 2007, each Director received an annual retainer of $30,000, paid quarterly and no additional fees for attending meetings. The Chairperson of our Audit Committee received an additional $10,000 per year, paid quarterly. New Directors received an initial grant of an option to acquire 40,000 shares of our common stock and all Directors received an annual grant of an option to acquire 40,000 shares (60,000 shares for the Chairperson of our Board) of our common stock. On July 27, 2007, after consultation with compensation consultants the Board of Directors adopted the following compensation package for Directors effective June 1, 2007:

  (i)
  Directors will receive an annual retainer of $25,000 paid quarterly, $1,000 for each in-person Board meeting and $500 for each scheduled conference call Board meeting;

  (ii)
  The Chairperson of the Board (or Independent Lead Director if the Chairperson of the Board is an executive of the Company) will receive an annual retainer of $45,000 and the Chairpersons of the committees of the Board will each receive an annual retainer of $10,000;

  (iii)
  For each in-person committee meeting, the Chairperson of the committee will receive $1,250 and the other members of the committee will receive $1,000; all members will receive $500 for each scheduled conference call committee meeting;

  (iv)
  The equity portion of the compensation package was changed so that new Directors after June 1, 2007, will receive an initial grant of an option to purchase 75,000 shares of our common stock. Once the Company is SEC compliant, all Directors will continue to receive an annual grant of an option to purchase 40,000 shares of our common stock.

Compensation Committee Interlocks and Insider Participation

        No Director who served on the Compensation Committee of our Board during fiscal 2007 currently is, or during fiscal 2007 was, an officer or employee of the Company or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. In addition, no member of our Compensation Committee is, or during fiscal 2007 was, employed by a company whose Board of Directors includes or included any members of our management.

Compensation Committee Report

        The following Compensation Committee Report does not constitute soliciting materials and shall not be deemed filed or incorporated by reference into any other filings by us under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate this Compensation Committee Report by reference therein.

        The Board's Compensation Committee has submitted the following report for inclusion in this Report:

        We have reviewed and discussed the Compensation Discussion and Analysis contained in this Report with management. Based on our review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

        The foregoing report is provided by the following Directors, who constitute the Compensation Committee: Willow B. Shire, Chairperson; Guy W. Adams, Vincent Chan and Robert A. Lundy.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

	A		B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans approved by Shareholders(1)	21,018,604	(2)	$7.21	50,299,283	(3)
Equity Compensation Plans not approved by Shareholders(4)	2,804,399		$6.14	452,559

Total(5)	23,823,003		$7.08	50,751,842

(1)
Consists of the 2001 Stock Incentive Plan, the 1991 Stock Option Plan, the 1991 Directors' Stock Option Plan, the 1989 Stock Option Plan and the 1991 Employee Stock Purchase Plan.

(2)
Excludes purchase rights accruing under the Company's 1991 Employee Stock Purchase Plan. Under the Purchase Plan, each eligible employee may purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value at the beginning and end of each interval. Employees purchase such stock using payroll deductions that may not exceed 20% of their compensation.

(3)
Includes shares available for future issuance under the 1991 Employee Stock Purchase Plan as of September 30, 2007. As of September 30, 2007, 12,515,545 shares of common stock were available for issuance under the Purchase Plan.

(4)
Consists of the 1999 International Stock Option Plan.

(5)
The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies that originally established those plans. As of September 30, 2007, a total of 59,358 shares of the Company's common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those options outstanding is $18.85 per share. No additional options may be granted under those assumed plans.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of September 22, 2008 by: (i) each of our current Directors; (ii) each of our executive officers named in the Summary Compensation Table; (iii) all of our current executive officers and Directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of the outstanding shares of our common stock. Five percent or greater stockholder information is based on information contained in Schedule 13D/13G filings. Unless otherwise indicated, the address of each of the beneficial owners listed in this table is: c/o Vitesse Semiconductor Corporation, 741 Calle Plano, Camarillo, California 93012.

Ronald Gutfleish, c/o Elm Ridge Capital Mgmt(3) 3 West Main Street, 3rd Floor Irvington, NY 10533	17,086,571	7.6%
Whitebox Advisors, LLC(4) 3033 Excelsior Boulevard, Suite 300 Minneapolis, MN 55416	14,100,551	6.2%
Kopp Investment Advisors, LLC(5) 7701 France Avenue South, Suite 500 Edina, MN 55435	14,092,050	6.2%
Steelhead Navigator Master, L.P.(6) 1301 First Avenue, Suite 201 Seattle, WA 98101	12,614,800	5.6%
Christopher R. Gardner(7)	1,799,119	*
Guy W. Adams(8)	319,500	*
Vincent Chan(9)	314,256	*
Richard C. Yonker(10)	75,000	*
Edward Rogas, Jr.(11)	27,200	*
Willow B. Shire(12)	24,800	*
Steven P. Hanson(13)	22,500	*
Robert A. Lundy(14)	9,000	*
All executive officers and Directors as a group (ten persons)(15)	2,591,375	1.1%

*
Less than 1% of the outstanding Common Stock.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of the Record Date ("Presently Exercisable Securities") are deemed outstanding for computing the percentage held by each person or entity listed, but are not deemed outstanding for computing the percentage of any other person or entity.

(2)
Percentage of beneficial ownership is based on 226,205,580 shares of Common Stock outstanding as of the Record Date, September 22, 2008.

(3)
A Schedule 13G was filed on December 31, 2007, by Ronald Gutfleish who is the managing member of two limited liability companies, which each manage one or more private investment funds that hold the shares.

(4)
A Schedule 13G was filed on February 14, 2008 by Whitebox Advisors, LLC ("WA") on behalf of Whitebox Convertible Arbitrage Advisors, LLC ("WCAA"); Whitebox Convertible Arbitrage Partners, LP ("WCAP"); Whitebox Convertible Arbitrage Fund, LP ("WCAFLP"); Whitebox Convertible Arbitrage Fund, LTD ("WCAFLTD"); Whitebox Diversified Convertible Arbitrage Advisors, LLC ("WDCAA"); Whitebox Diversified Convertible Arbitrage Partners, LP ("WDCAP"); Whitebox Diversified Convertible Arbitrage Fund, LP ("WDCAFLP"); Whitebox

  Diversified Convertible Arbitrage Fund, LTD ("WDCAFLTD"); Pandora Select Advisors, LLC ("PSA"); Pandora Select Partners, LP ("PSP"); Pandora Select Fund, LP ("PSFLP"); Pandora Select Fund, Ltd ("PSFLTD"); Whitebox Hedged High Yield Advisors, LLC ("WHHYA"); Whitebox Hedged High Yield Partners, LP ("WHHYP"); and Whitebox Hedged High Yield Fund, LP ("WHHYFLP"); Whitebox Hedged High Yield Fund, Ltd. ("WHHYFLTD"). Each of WA, WCAA, WCAFLP, WCAFLTD, WDCAA, WDCAFLP, WDCAFLTD, PSA, PSFLP, PSFLTD, WHHYA, WHHYFLP, and WHHYFLTD are deemed to possess indirect beneficial ownership of the shares of common stock issuable upon the conversion of convertible bonds held by one or more of WCAP, WDCAP, PSP, WHHYP and other investment advisory clients.

(5)
A Schedule 13G was filed on August 14, 2008 by Kopp Investment Advisors, LLC ("KIA") with respect to shares of common stock owned by clients and held in discretionary accounts managed by KIA, Kopp Holding Company, LLC ("KHCLLC") solely as the parent entity of KIA and indirect beneficial owner of the shares of common stock beneficially owned by KIA; Kopp Holding Company ("KHC"), which was dissolved as of December 31, 2007; and LeRoy C. Kopp individually with respect to shares of common stock that may be deemed beneficially owned directly by him and indirectly, including by virtue of his position as the control person of KHCLLC.

(6)
A Schedule 13G was filed on July 8, 2008 by Steelhead Navigator Master, L.P. ("Navigator") with respect to shares of common stock owned by Navigator. Steelhead Partners, LLC ("Steelhead"), as Navigator's investment manager and as the sole member of Navigator's general partner, and J. Michael Johnston and Brian K. Klein, as the member-managers and owners of Steelhead, may be deemed to beneficially own securities owned by Navigator as they may be deemed to have the power to direct the voting or disposition of those securities.

(7)
Consists of 193,734 shares owned and 1,605,385 shares issuable upon exercise of Presently Exercisable Securities.

(8)
Shares 300,000 shares owned by GWA Investments, LLC and 19,500 shares issuable to Mr. Adams upon exercise of Presently Exercisable Securities. Mr. Adams is a managing member of GWA Capital Partners LLC, which is the managing member of GWA Investments, LLC.

(9)
Consists of 30,000 shares owned and 284,256 shares issuable upon exercise of Presently Exercisable Securities.

(10)
Consists of 75,000 shares issuable upon exercise of Presently Exercisable Securities.

(11)
Consists of 27,200 shares issuable upon exercise of Presently Exercisable Securities.

(12)
Consists of 24,800 shares issuable upon exercise of Presently Exercisable Securities.

(13)
Consists of 22,500 shares issuable upon exercise of Presently Exercisable Securities.

(14)
Consists of 9,000 shares issuable upon exercise of Presently Exercisable Securities.

(15)
Consists of 523,734 shares owned and 2,067,641 shares issuable upon exercise of Presently Exercisable Securities.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        We are not currently a party to any related person transactions. However, in the event such a transaction is proposed or exists, the Audit Committee of our Board of Directors is responsible for reviewing such transactions initially and on an ongoing basis and approving (if appropriate) all such transactions before their commencement or continuation. The Audit Committee may, in its discretion, approve or deny any related person transactions and may require the cessation of such a transaction at any time. Approval of related person transactions may be conditioned upon the related person and us following certain procedures set out by the Audit Committee. The Audit Committee will analyze certain factors in determining whether to approve a related person transaction, which factors may include, but not be limited to the following:

  •
  whether the terms of the transaction are fair to us;

  •
  benefits us;

  •
  the availability of other sources for comparable products or services;

  •
  the impact, if any, on a Director's independence;

  •
  whether the transaction is material to us; and

  •
  the terms available to unrelated third-parties or to employees generally.

Directors' Independence

        Except for Christopher R. Gardner, our President, Chief Executive Officer and a Director, all of our Directors meet the independence requirements set forth in the NASDAQ Marketplace Rules and the members of our Audit Committee also meet the additional independence requirements set forth in the NASDAQ Marketplace Rules and the SEC for Audit Committee members.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Principal Accountants

        The following table shows the approximate fees billed to us by BDO Seidman, LLP, our independent registered public accounting firm:

2007 and 2006
Audit Fees	$5,718,794
Audit-Related Fees	—
Tax Fees	170,000
All Other Fees	—

Total(1)	$5,868,794

    (1)
    As the 2007 and 2006 audits were done concurrently, the fees above have not been allocated between the two fiscal years.

Audit Fees

        This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual "management letter" on internal control matters.

Audit-Related Fees

        This category consists of assurance and related services provided that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."

Tax Fees

        This category consists of professional services rendered, primarily in connection with computation of our tax provision as well as tax compliance activities, including the preparation of tax returns in certain overseas jurisdictions and technical tax advice related to the preparation of tax returns.

All Other Fees

        This category includes services rendered in fiscal 2007 and 2006 related to this Report.

Pre-Approval Policies and Procedures

        The Audit Committee, in its sole discretion, pre-approved and reviewed audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. Requests for approval are considered at each regularly scheduled Audit Committee meeting or, if necessary, are approved by the unanimous consent of all members of the Audit Committee. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other factors, the possible affect of the performance of such services on the auditors' independence. The Audit Committee considered and pre-approved all services rendered during fiscal 2007 and 2006.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        1.     Financial Statements

        The following Vitesse Semiconductor Corporation consolidated financial statements, and related notes thereto, and the related Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K.

        2.     All other schedules are omitted because they are either not applicable, not required, or because the information is presented in the Consolidated Financial Statements and Financial Statements Schedule or the notes thereto.

        3.     Financial Statement Schedules

        The following financial statement schedules of Vitesse and the related Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K.

        4.     Exhibits

        The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Report.

VITESSE SEMICONDUCTOR CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

Years ended September 30, 2007 and 2006

(in thousands)

	Balance at Beginning of Year	Charged to Other Accounts	Deductions/ Write-offs	Balance at End of Year
Year ended September 30, 2007
Deducted from accounts receivable:
Allowance for doubtful accounts	$46	$249	$(42)	$253
Allowance for sales reserve	170	(28)	—	142
Deducted from deferred tax asset
Valuation allowance	484,263	(13,841)	—	470,422
Year ended September 30, 2006
Deducted from accounts receivable:
Allowance for doubtful accounts	5	42	(1)	46
Allowance for sales reserve	235	(65)	—	170
Deducted from deferred tax asset
Valuation allowance	454,021	30,242	—	484,263

 EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed May 5, 2000).
3.2	Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company's current report on Form 8-K filed on December 2, 2004).
4.1
Specimen of Registrant's Common Stock Certificate. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File no. 33-43548), effective December 10, 1991 filed October 25, 1991).
10.1
Second Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank, as amended March 2, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 18, 2006).
10.2
Third Amended and Restated Loan and Security Agreement between the Company and Special Value Expansion Fund & Obsidian, as amended June 7, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 12, 2006).
10.3	Security Agreement between the Company and Obsidian, dated as of June 7, 2006. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 12, 2006).
10.4
Fourth Amended and Restated Loan Security Agreement between the Company and Special Value Expansion Fund & Obsidian, as amended June 20, 2006. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 26, 2006).
10.5	Employment Agreement between the Company and Chris Gardner, dated as of June 26, 2006. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 7, 2006).
10.6
First Supplemental Indenture, dated November 3, 2006 between the Company and U.S. Bank National Assoc. as Trustee. (Incorporated by reference to Exhibit 99 to the Company's Form 8-K filed November 9, 2006).
10.7	Employment Agreement between the Company and Richard Yonker dated as of November 16, 2006. (Incorporated by reference to Exhibit 99.A4 to the Company's Form 8-K filed December 20, 2006).
10.8	Employment Agreement between the Company and Michael Green, dated January 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 31, 2007).
10.9	Warrant Registration Rights Agreement, dated January 25, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 31, 2007).
10.10	Amended and Restated Employment Agreement between the Company and Richard Yonker, dated June 26, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 29, 2007).
10.11	Amended and Restated Employment Agreement between the Company and Christopher Gardner, dated July 27, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 2, 2007).
10.12	2001 Stock Incentive Plan, Amended and Restated as of July 27, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 2, 2007)
10.13	Form of Indemnity Agreement between the Directors and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 22, 2007).

10.14	Purchase and Sale Letter Agreement, dated August 22, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 29, 2007).
10.15	Loan Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.3to the Company's Form 8-K filed August 29, 2007).
10.16
Senior Unsecured Convertible Note Purchase Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed August 29, 2007).
10.17
Second Supplemental Indenture, dated September 24, 2007 between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 27, 2007).
10.18	Term Note, dated October 29, 2007 between the Company and Whitebox VSC, Ltd. for $30 million. (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed October 31, 2007).
10.19
Intellectual Property, Assignment and License Agreement, dated October 29, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 31, 2007).
10.20	Letter Agreement, dated October 26, 2007 between the Company and Dr. Martin C. Nuss (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 20, 2007).
10.21
Indenture between Vitesse Semiconductor Corporation and U.S. Bank National Association, as Trustee (including form of 1.50% Convertible Subordinated Debentures due 2024), dated as of September 22, 2004. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 23, 2004).
21.1*	Subsidiaries of Vitesse Semiconductor, Inc.
31.1*	Rule13a-14(a) / 302 SOX Certification of Chief Executive Officer.
31.2*	Rule13a-14(a) / 302 SOX Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION (Registrant)
Dated: September 26, 2008	By:	/s/ CHRISTOPHER R. GARDNER Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: September 26, 2008	By:	/s/ CHRISTOPHER R. GARDNER Director and Chief Executive Officer
Dated: September 26, 2008	By:	/s/ RICHARD C. YONKER Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: September 26, 2008	By:	/s/ GUY W. ADAMS Director
Dated: September 26, 2008	By:	/s/ VINCENT CHAN Director
Dated: September 26, 2008	By:	/s/ STEVEN P. HANSON Director
Dated: September 26, 2008	By:	/s/ ROBERT A. LUNDY Director
Dated: September 26, 2008	By:	/s/ EDWARD ROGAS, JR. Director
Dated: September 26, 2008	By:	/s/ WILLOW B. SHIRE Director

QuickLinks

EXPLANATORY NOTE
VITESSE SEMICONDUCTOR CORPORATION 2007 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 6-YEAR CUMULATIVE TOTAL RETURN AMONG VITESSE SEMICONDUCTOR CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE NASDAQ ELECTRONIC COMPONENTS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
VITESSE SEMICONDUCTOR CORPORATION CONSOLIDATED BALANCE SHEETS September 30, 2007 and 2006
VITESSE SEMICONDUCTOR CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS September 30, 2007 and 2006
VITESSE SEMICONDUCTOR CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS September 30, 2007 and 2006
VITESSE SEMICONDUCTOR CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS September 30, 2007 and 2006
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET (in thousands, except per share amounts)
Payment Obligations by Year
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
VITESSE SEMICONDUCTOR CORPORATION SCHEDULE II—Valuation and Qualifying Accounts Years ended September 30, 2007 and 2006 (in thousands)
EXHIBITS
SIGNATURES