Form 10-Q
period 2007-12-31
VITESSE SEMICONDUCTOR CORP
filed 2008-12-31
CIK 880446

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-19654

VITESSE SEMICONDUCTOR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0138960 (I.R.S. Employer Identification No.)
741 Calle Plano Camarillo, California 93012 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (805) 388-3700

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of December 26, 2008 there were 226,205,580 shares of the registrant's $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$41,548	$25,976
Short-term investments	6,691	7,600
Accounts receivable, net	6,158	7,146
Inventory	37,192	33,728
Assets held for sale	—	35,472
Restricted cash	2,188	2,147
Prepaid expenses and other current assets	5,556	6,188

Total current assets	99,333	118,257
Property, plant and equipment, net	9,515	9,286
Goodwill	191,418	191,418
Other intangible assets, net	2,129	3,295
Other assets	4,257	5,092

	$306,652	$327,348

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,961	$14,988
Accrued expenses and other current liabilities	20,929	25,785
Liabilities held for sale	—	372
Deferred revenue	26,951	21,825

Total current liabilities	68,841	62,970
Other long-term liabilities	1,692	1,728
Long-term debt, net of discount of $718 and $1,551 at December 31, 2007 and September 30, 2007, respectively	29,282	58,418
Convertible subordinated debt	96,700	96,700

Total liabilities	196,515	219,816

Minority interest	1,214	1,289
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value. 500,000,000 shares authorized; 223,555,580 shares outstanding at December 31, 2007 and September 30, 2007, respectively	2,240	2,240
Additional paid-in-capital	1,742,384	1,741,048
Accumulated other comprehensive income	3,625	3,739
Accumulated deficit	(1,639,326)	(1,640,784)

Total shareholders' equity	108,923	106,243

	$306,652	$327,348

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,
	2007	2006
	(in thousands, except per share data)
Revenues	$52,542	$57,614
Costs and expenses:
Cost of revenues	26,498	29,897
Engineering, research and development	12,673	12,901
Selling, general and administrative	13,892	10,793
Accounting remediation & reconstruction expense & litigation costs	3,161	5,074
Amortization of intangible assets	1,265	2,031

Costs and expenses	57,489	60,696

Loss from operations	(4,947)	(3,082)
Other income (expense):
Interest expense, net	(647)	(208)
Loss on extinguishment of debt	—	(1,977)
Other income, net	949	249

Other income (expense), net	302	(1,936)
Income tax (benefit) expense	(1,126)	93

Loss from continuing operations before discontinued operations	(3,519)	(5,111)
Discontinued operations
Income (loss) from discontinued operations, net of tax $901 and gain on sale of $21,500 for the three months ended December 31, 2007	4,978	(3,437)

Net income (loss)	$1,459	$(8,548)

Basic and diluted income (loss) per share:
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	0.02	(0.02)

Net income (loss) per share	$0.00	$(0.04)

Weighted average shares outstanding:
Basic and diluted	223,556	223,556

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$1,459	$(8,548)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,950	3,061
Share-based compensation	1,336	2,170
Allowance for doubtful accounts	—	(4)
Allowance for sales return reserve	(50)	83
Loss on extinguishment of debt	—	1,977
Capitalization of interest	—	1,475
Amortization of debt issuance costs and debt discounts	187	209
Gain on sale of Storage Products business	(21,509)	—
Loss on disposal of fixed assets	24	—
Forgiveness of interest	(497)	—
Change in operating assets and liabilities:
Accounts receivable	1,038	(3,579)
Inventory	(4,493)	(584)
Restricted cash	(41)	173
Prepaids and other current assets	770	985
Accounts payable	5,973	466
Accrued expenses and other liabilities	(5,048)	(2,462)
Deferred revenue	5,125	(2,817)

Net cash used in operating activities	(13,776)	(7,395)

Cash flows from investing activities:
Proceeds from sale of investments	392	—
Net purchase of short-term investments	—	(264)
Restricted cash	(3)	(10)
Sale of Storage Products business	62,845	—
Transaction costs for sale of Storage Products business	(1,636)	—
Capital expenditures	(983)	(273)
Purchase of intangibles	—	(409)

Net cash provided by (used in) investing activities	60,615	(956)

Cash flows from financing activities:
Repayment of debt	(59,471)	—
Proceeds from debt	29,250	—
Debt issuance costs	(1,046)	—
Repayment of capital lease obligations	—	(1,422)

Net cash used in financing activities	(31,267)	(1,422)

Net increase (decrease) in cash	15,572	(9,773)
Cash and cash equivalents at beginning of period	25,976	25,312

Cash and cash equivalents at end of period	$41,548	$15,539

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1.    The Company and its Significant Accounting Policies

Description of Business

        Vitesse is a leading supplier of high-performance integrated circuits ("ICs") that are utilized primarily by manufacturers of networking systems for Carrier, Enterprise and Storage communications applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, cost-competitive semiconductor products. For more than 20 years, Vitesse has led the transition of new technologies in communications networks.

        Our customers include leading communications and enterprise original equipment manufacturers ("OEMs") such as Alcatel Lucent, Ciena Corporation, Cisco Systems, Inc., Telefonaktiebolaget LM Ericsson, Fujitsu Limited, Hewlett-Packard Co., Hitachi, Ltd., Huawei Technologies Co., Ltd., H3C Technologies Co., Limited, Nortel Networks Corp., Nokia Siemens Networks B.V., Tellabs, Inc., and ZTE Corporation.

        We have a worldwide presence. As of September 30, 2008, we operated four domestic design centers in the U.S., in California, Oregon, Massachusetts, and Texas, and four international design centers in Taiwan, Denmark, Germany, and India.

        Vitesse was incorporated in the State of Delaware in 1987. Our principal offices are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our stock trades on the Pink Sheets under the ticker symbol VTSS.PK.

Fiscal Periods

        Company's fiscal year is October 1 through September 30. References made to the first quarters of fiscal 2008 and fiscal 2007 relate to the quarters ended December 31, 2007 and 2006, respectively.

Basis of Presentation and Going Concern Uncertainty

        The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended September 30, 2007, included in our Annual Report on Form 10-K filed with the SEC on September 30, 2008.

        The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at December 31, 2007 and September 30, 2007, and the consolidated results of our operations and our consolidated cash flows for the three months ended December 31, 2007 and 2006. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

        The Company has incurred net losses historically and has used cash in operating activities, and has an accumulated deficit of $1.6 billion as of December 31, 2007. The Company also has significant contractual obligations related to its debt for the fiscal year 2009 and beyond. Management believes we

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 1.    The Company and its Significant Accounting Policies (Continued)

have sufficient resources to fund our normal operations over the next 12 months, through at least September 30, 2009. However, holders of our 1.5% Convertible Subordinated Debentures due 2024 ("2024 Debentures") have the right to require us to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. In accordance with the November 3, 2006 amendment to the 2024 Debentures, the October 1, 2009 repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. (See Debt Note in the accompanying financial statements).

        The Company is actively seeking various alternatives to refinance the debt. We are working to either renegotiate the terms of, or refinance some or all of, the 2024 Debentures. However, to date, we have not been able to renegotiate those terms or to raise the capital necessary to repurchase or refinance some or all of the 2024 Debentures. We can make no assurance at this time that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of the Company continuing as a going concern. No adjustments have been made to carrying value of the assets and liabilities that might result from the outcome of this uncertainty.

Use of Estimates

        The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. We regularly evaluate estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, share-based compensation, goodwill and purchased intangible asset valuations and useful lives, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

Foreign Currency Translation

        The functional currency of our foreign subsidiaries is the United States dollar, however our foreign subsidiaries transact in local currencies. Consequently, assets and liabilities are translated into United States dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 1.    The Company and its Significant Accounting Policies (Continued)

the average exchange rate prevailing during the period. Foreign currency transaction gains and losses are included in results of operations.

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, short-term and long-term investments and accounts receivable. Cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks have exceeded the amount of insurance provided on such deposits. The Company maintains its cash in commercial accounts with high-credit quality financial institutions. Although the financial institutions are considered creditworthy, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. At December 31, 2007, the Company's cash balance exceeded the deposit insurance limits provided by the FDIC by $46,248,148. Cash balances held in foreign bank accounts are not insured by the FDIC, and at December 31, 2007 these balances totaled $157,508. At December 31, 2007, the Company's foreign subsidiaries reflected $599,953, of cash on their financial statements, which is not insured by the FDIC.

        The Company believes that the credit risk in its accounts receivable is mitigated by the Company's credit evaluation process and maintaining an allowance for anticipated losses. For the quarters ended December 31, 2007 and December 31, 2006, one customer accounted for more than 10% of our revenues. Total sales to this customer were 12.2% and 13.6% for the quarters ended December 31, 2007 and December 31, 2006, respectively.

        The Company currently purchases wafers from a limited number of vendors. Additionally since we do not maintain manufacturing facilities, we depend upon close relationships with contract manufacturers to assemble our products. We believe there are available to the Company other vendors who can provide the same quality wafers at competitive prices and other contract manufacturers that can provide comparable services at competitive prices. We anticipate the continued use of a limited number of vendors and contract manufacturers in the near future.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the quarters ended December 31, 2007 and 2006 were $20,000 and $36,000, respectively.

Accumulated Other Comprehensive Income

        The Company reports accumulated comprehensive income in its consolidated balance sheet. Accumulated other comprehensive income consists of unrealized gains and losses on certain investments in equity securities in accordance with Statements of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities."

Contingencies

        We assess our exposure to loss contingencies, including environmental, legal, and income tax matters, and provide an accrual for an exposure if it is judged to be probable and reasonably estimable.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 1.    The Company and its Significant Accounting Policies (Continued)

If the actual loss from a loss contingency differs from management's estimates, results of operations could be adjusted upward or downward.

Warranty

        The Company generally warrants its products against defects for one year from date of shipment. The sales reserve allowance includes a provision for products under warranty, which is recorded against revenue when products are shipped. At each reporting period, the Company adjusts its reserve for warranty claims based on its actual warranty claims experience as a percentage of revenue for the proceeding 12 months after shipment and also considers the impact of known operational issues that may have a greater impact than historical trends.

Revenue Recognition

        In accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as well as SAB No. 104, "Revenue Recognition" ("SAB 104"), we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. With a few minor exceptions, we recognize revenue on goods shipped directly to customers at the time of shipping, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all products sold through distributors, utilizing information provided by the distributors. These distributors maintain inventory balances, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers and inventory obsolescence. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers, and is therefore shown as deferred revenue. Vitesse personnel are often involved in the sales from the distributors to end customers.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. Sales returns typically occur for quality related issues and allowances are based on specific criteria such as rebate agreements. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns or allowances differ from our estimates, our operations may be affected. As of December 31, 2007 and September 30, 2007, our sales return reserve was $93,000 and $143,000, respectively.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 1.    The Company and its Significant Accounting Policies (Continued)

        We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable based on a combination of factors. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollected. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of December 31, 2007 and September 30, 2007, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

        On December 28, 2007, the Company entered into an arrangement to license intellectual property to a third-party. The contract is a perpetual, nonexclusive, non-transferable, irrevocable license for specified intellectual property. As part of the contract, we were granted a perpetual, nonexclusive, non-transferable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse will receive $15.0 million in license fees and royalties for the rights to certain products and technology. Of the fees plus royalty payments, $10.0 million were received upon delivery and acceptance of the licensed technology. The remaining $5.0 million will be received upon the earlier of licensee's first commercial sale using the intellectual property or the one-year anniversary of the agreement. For a period of seven years from the effective date of the contract, licensee will pay royalties on a per unit basis, on each commercial sale incorporating the licensed products. Royalties will be accounted for when received.

        In accordance with Staff Accounting Bulletin No. 104, "Selected Revenue Recognition Issues" ("SAB 104"), in the licensing of technology and other intangibles, delivery does not occur for revenue recognition purposes until the license term begins. Revenues should be recognized in a manner consistent with the nature of the transaction and related earnings process. Based on management's analysis of the license terms, and pursuant to the guidance in SAB 104, revenue related to the licensing of the intellectual property was deferred until final acceptance of the contracted deliverables were received from the licensee. Confirmation of the deliverables was received in September 2008 and we recognized $10.0 million in revenue. In addition to the license fees discussed above, we expect to develop a royalty stream as a result of this contract.

Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts

        We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable on a monthly basis based on a combination of factors, including whether any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 1.    The Company and its Significant Accounting Policies (Continued)

After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of December 31, 2007 and September 30, 2007, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

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

        For our investments in equity securities of privately-held companies where quoted market prices are not available, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is below the fair value of an investment at the end of any period, the investment is considered for impairment. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our investment in the equity securities of a privately-held company was $248,000 as of December 31, 2007 and September 30, 2007.

Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

        Our financial instruments include cash equivalents, short-term investments, restricted deposits, accounts receivable, long-term investments, accounts payable and accrued expenses. These financial instruments are stated at their carrying values, which are reasonable estimates of their fair values.

        Additionally, our financial instruments include our 1.5% Convertible Subordinated Debentures ("2024 Debentures") and a $30 million senior note with Whitebox VSC, LTD. ("Whitebox") (see Note 7—Debt). We have estimated the approximate fair value of the 2024 Debentures using recent price quotes and trading information regarding shares of our common stock into which the debentures are convertible. The fair value of the 2024 debentures was estimated to be $41.7 million and $40.0 million, as of December 31, 2007 and 2006, respectively.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 1.    The Company and its Significant Accounting Policies (Continued)

        We completed a second Consent Solicitation of the holders of the 2024 Debentures where we agreed to increase the repurchase price with respect to the October 1, 2009, repurchase right from 100% to 113.76% of the principal amount of the Debentures to be purchased (the 'premium put'). We have estimated the approximate fair value of the premium put as the difference between the estimated value of the debentures with and without the premium put feature. The premium put was estimated to have no fair value as of December 31, 2007 and 2006.

        The senior note with Whitebox is stated at carrying value, net of unamortized debt discount, which is a reasonable estimate of fair value.

Inventory

        Inventory is stated at the lower of cost or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred, until the product is proven through testing and acceptance by the customer. At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventory is shown net of reserves of $37.2 million and $33.7 million at December 31, 2007 and September 30, 2007, respectively.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' estimated remaining useful lives, ranging from three to five years, except for leasehold improvements, which are stated at cost and amortized over the shorter of the term of the related lease or their estimated useful lives. Depreciation and amortization costs from continuing operations were $0.7 million and $0.8 million for the quarters ended December 31, 2007 and 2006, respectively. Depreciation and amortization costs from discontinued operations were $0.0 million and $0.2 million for the quarters ended December 31, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets

        Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform a two-step process on an annual basis, or more frequently if necessary, to determine: (i) whether the fair value of the relevant reporting unit exceeds carrying value; and (ii) to measure the amount of an impairment loss, if any. We will complete this process in the fourth quarter of fiscal 2008 or sooner, if necessary, and determine if there is an impairment. Intangible assets, other than goodwill, are amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to ten years.

Income Taxes

        We account for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 1.    The Company and its Significant Accounting Policies (Continued)

liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS No. 109, on October 1, 2007 and assessed the impact of FIN 48 on its financial statements and determined that no adjustment to retained earnings is necessary.

Research and Development Costs

        Research and development costs are expensed when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

Computation of Net Income (Loss) per Share

        In accordance with SFAS 128, "Earnings per Share," basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options.

        For periods in which the Company reports a net loss, diluted loss per share is calculated using only the weighted average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset, or fair market value. Assets held for sale are recorded at the lesser of fair value less costs to sell or carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges for the quarter ended December 31, 2007.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 1.    The Company and its Significant Accounting Policies (Continued)

Share-Based Compensation

        The Company has in effect several stock plans under which incentive and non-qualified stock options have been granted to employees, contractors, and directors. These plans include the 2001 Stock Incentive Plan, the 1991 Stock Option Plan, the 1991 Directors' Stock Option Plan, and the 1999 International Stock Option Plan. The Company also had an employee stock purchase plan for all eligible employees. Beginning in fiscal year 2006, the Company adopted SFAS No. 123R ("SFAS 123R") "Share-Based Payments," which requires all share-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than operating cash flow, as required under previous literature.

        The Company adopted SFAS 123R effective October 1, 2005, using the modified-prospective transition method of recognition of compensation expense related to share-based payments. Under this transition method, compensation expense recognized during the quarters ended December 31, 2007 and 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested, as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all share-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company's consolidated statements of operations for the quarters ended December 31, 2007 and 2006 reflect the impact of adopting SFAS 123R.

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

        On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards," ("SFAS 123R-3"). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in-capital pool ("APIC pool") related to the tax effects of employee share-based compensation expense, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 1.    The Company and its Significant Accounting Policies (Continued)

employee share-based compensation awards that were outstanding at the Company's adoption of SFAS 123R.

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

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management adopted this pronouncement on the current financial statements beginning October 1, 2007.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. We are not required to adopt SFAS 159 and do not expect that the adoption would have a material impact on our financial condition or results of operations.

        In June 2007, the FASB ratified Emerging Issues Task Force consensus on EITF Issue No. 07-3, "Accounting for Non-refundable Advanced Payments for Goods or Services to be used in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that these payments be deferred, capitalized, and expensed as goods are delivered or as the related services are performed. We will be required to adopt EITF 07-3 in the first quarter of fiscal 2009 and do not expect that the adoption will have a material impact on our financial condition or results of operations.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 1.    The Company and its Significant Accounting Policies (Continued)

business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will be required to adopt the statement in the first quarter of fiscal 2009 and will account for and disclose all business combinations effected after the adoption in accordance with SFAS 141R.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" ("SFAS 161") This Statement requires enhanced disclosures about an entity's derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect that the adoption will have a material impact on our financial condition or results of operations.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 14-1"). APB 14-1 will require us to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. APB 14-1 will require us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. APB 14-1 is applicable to our $96.7 million 2024 Debentures which allow for settlement in cash. APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and we are required to adopt the FSP in our first quarter of fiscal 2010. APB 14-1 does not permit early adoption. We are currently evaluating the impact that the adoption of APB 14-1 will have on our consolidated financial statements.

Note 2.    Supplemental Financial Information

  Inventory

        The following table presents the details of the Company's inventory:

	December 31, 2007	September 30, 2007
	(in thousands)
Inventory:
Raw materials	$6,613	$4,567
Work-in-process	10,717	11,773
Finished goods	19,862	17,388

Total	$37,192	$33,728

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 2.    Supplemental Financial Information (Continued)

  Property, Plant and Equipment

        The following table presents the details of the Company's property, plant and equipment:

	December 31, 2007	September 30, 2007
	(in thousands)
Property, Plant and Equipment:
Machinery and equipment	$107,346	$106,586
Furniture and fixtures	2,069	2,064
Computer equipment	24,301	24,102
Leasehold improvements	10,168	10,145
Land	1,630	1,630
Buildings	2,024	2,024
Construction in progress	38	—

	147,576	146,551
Less: Accumulated depreciation and amortization	(138,061)	(137,265)

Total	$9,515	$9,286

  Accrued Expenses and Other Current Liabilities

        The following table presents the details of the Company's accrued expenses and other current liabilities:

	December 31, 2007	September 30, 2007
	(in thousands)
Accrued Expenses and Other Current Liabilities:
Accrued legal fees and settlements	7,295	$7,666
Accrued wages, commissions and benefits	3,973	4,526
Accrued vacation	3,158	2,673
Accrued software license agreements	341	1,987
Accrued expenses	2,834	1,294
Accrued commissions	92	828
Miscellaneous taxes	351	299
Interest payable	1,060	3,531
Customer prepayments and deposits	140	1,507
Other	1,684	1,474

Total	$20,928	$25,785

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 2.    Supplemental Financial Information (Continued)

  Revenues by Product Markets

        The following table presents revenues by product markets:

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Carrier Networking Products	$21,169	$20,537
Enterprise Networking Products	18,800	16,004
Non-Core Products	12,573	21,073

Total Net Revenues	$52,542	$57,614

  Revenues by Geographic Area

        The following table presents revenues by geographic area:

	Three Months Ended December 31,
	2007	2006
	(in thousands)
North America(1)	$27,242	$31,989
Asia Pacific	19,132	17,402
Europe	6,168	8,223

Total Net Revenues	$52,542	$57,614

(1)
North America includes USA, Canada and Mexico

        The Company believes a substantial portion of the product sold to original equipment manufacturers ("OEMs") and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in North America and Europe.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 2.    Supplemental Financial Information (Continued)

Computation of Net Income (Loss) per Share

        The following table presents the computation of net income and net loss per share:

	Three Months Ended December 31,
	2007	2006
	(in thousands, except per share data)
Loss from continuing operations before discontinued operations	$(3,519)	$(5,111)
Gain / (loss) on discontinued Storage Products, net	4,978	(3,437)

Net income (loss)	$1,459	$(8,548)

Weighted average number of shares—basic and diluted	223,556	223,556
Income (loss) per share:
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	0.02	(0.02)

Net Income (loss)	$—	$(0.04)

        The weighted average potential common shares excluded from the diluted computation are as follows:

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Outstanding stock options	19,828	29,864
Outstanding warrants	150	—
Convertible subordinated debt	37,981	37,981

Total potential common shares excluded from calculation	57,959	67,845

Note 3.    Goodwill

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or, more frequently, if we believe indicators of impairment exist. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy, and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill of our only reporting unit to its carrying value. For other intangible assets and long-lived assets, in accordance with SFAS No. 144 we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 3.    Goodwill (Continued)

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

        The Company evaluated the carrying value of goodwill and determined that the fair values of the assets exceed carrying value as of December 31, 2007. We will complete this process in the fourth quarter of fiscal 2008 or sooner, if necessary, and determine if there is an impairment.

        Carrying value of goodwill for the quarters ended December 31, 2007 and September 30, 2007 was $191.4 million. No other activity or adjustments to goodwill occurred for the quarters ended December 31, 2007 and September 30, 2007.

Other Intangible Assets

        Other intangible assets consist primarily of existing technologies, customer relationships, and covenants "not-to-compete" acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The carrying value of intangible assets at December 31, 2007 and September 30, 2007 was $2.1million and $3.3 million, respectively.

Note 4.    Discontinued Operations and Assets Held for Sale

        On October 29, 2007, the Company completed its sale of a portion of the Storage Products business to Maxim Integrated Products, Inc. ("Maxim") for $62.8 million, with a gain on the sale of approximately $21.5 million, plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement. Maxim acquired the Company's SAS, SATA expander product markets, enclosure and baseboard management devices, and certain other assets of the Storage Product business. Assets sold include inventory, property & equipment, goodwill and intangible assets of $35.5 million. As part of the sale, Maxim assumed a liability for employees' accrued vacation of $300,000. Debt issuance costs related to the Tennenbaum Capital Partners ("TCP") debt of $3.5 million were included in the calculation of the gain on the sale. The gain was reduced by costs of completing the sale in the amount of $1.6 million.

        In accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF Issue 87-24"), we have allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of Storage Product business. For the quarter ended December 31, 2007, interest expense of approximately $16.9 million was included in discontinued operations. Interest expense included a "make-whole" payment of $16.4 million and interest expense and amortization of deferred financing fees of $500,000. For the quarter ended December 31, 2006, interest and amortization of deferred financing fees was approximately $2.4 million.

        We recorded amounts in discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Accordingly, we have reported the results of operations and financial position of the Storage Products business in discontinued operations

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 4.    Discontinued Operations and Assets Held for Sale (Continued)

within the Company's statements of operations and as assets and liabilities held for sale in the Company's balance sheet as of September 30, 2007.

Note 5.    Debt

        On September 22, 2004, the Company issued $90.0 million in aggregate principal amount of its 1.5% Convertible Subordinated 2024 Debentures ("2024 Debentures") to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933 ("the Securities Act"). Net proceeds received by the Company, after costs of issuance, were approximately $86.9 million. On October 15, 2004, the Company issued an additional $6.7 million in aggregate principal amount of its 2024 Debentures to qualified institutional buyers in reliance on Rule 144A under the Securities Act. Net proceeds received by the Company from the October issuance, after costs of issuance, were approximately $6.5 million.

        The 2024 Debentures are unsecured obligations and are subordinated in right of payment to all of the Company's existing and future senior indebtedness. Interest is payable in arrears semiannually on October 1 and April 1 of each year, beginning April 1, 2005. On August 15, 2006, the Company received notification from the Trustee under the Indenture, dated as of September 22, 2004, relating to the Company's 2024 Debentures. The Trustee alleged compliance deficiencies under the Indenture relating to the Company's failure to file with the Securities and Exchange Commission and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Although the Company did not believe there were compliance deficiencies under the Indenture, and that an Event of Default did not occur, the Company negotiated with the holders of a majority of the 2024 Debentures to reach a resolution to the dispute. On September 24, 2007, the Company entered into a Second Supplemental Indenture amending Section 1.1 of the Indenture related to the "Interest Rate"; Section 4.1(d) of the Indenture related to "Default" or "Event of Default"; and Section 4.2 of the Indenture related to "Acceleration of Maturity." As part of the amendment, the Company agreed to increase the interest payable for the period starting April 1, 2007, through, but not including October 1, 2007, by $20 per $1,000 principal amount of the 2024 Debentures. On October 1, 2007, the Company included an additional $1.9 million payment with the semiannual payment of interest due.

        On October 23, 2006, the Company solicited consents from the holders of the 2024 Debentures that, if received, would provide: i) the holders of the 2024 Debentures and the Trustee under the Indenture would agree that, for 18 months after the date the proposed amendments are effective, the Trustee would forbear from taking any action to exercise any rights or remedies that relate to the filing of reports required under the Exchange Act; ii) the Company would agree not to repay the 2024 Debentures pursuant to the purported acceleration request sent by the Trustee to the Company during the last six months of the forbearance period; iii) the indenture for the 2024 Debentures would be amended so that the conversion price of the 2024 Debentures would be decreased permanently from $3.92 per share of common stock to $2.546 per share of common stock, subject to further adjustment as set forth in the indenture; and iv) the repurchase price with respect to the October 1, 2009, repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased, plus accrued and unpaid interest (the October 1, 2014 and October 1, 2019 repurchase rights would not be changed). The consents were received and the amendments became effective November 3, 2006.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 5.    Debt (Continued)

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the change in the repurchase price of the October 1, 2009 repurchase right created an embedded derivative (the "premium put") that must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. Any gain or loss on the fair value of the premium put is reflected in current earnings. The premium put was estimated to have no fair value as of September 30, 2008 and 2007, principally as a result of the Company's current credit-worthiness and lack of liquidity to satisfy the premium put. Regardless of the accounting valuation assigned to the premium put, should the 2024 Debenture holders exercise their right and put their bonds to the Company on October 1, 2009, the Company will record an obligation for the total amount of the put at that date.

        The modification of the conversion feature discussed above resulted in an increase in the initial conversion rate to approximately 392.773 shares of common stock per $1,000 principal amount of the 2024 Debentures from approximately 255.102 shares of common stock per $1,000 principal amount of the debenture. Upon conversion, the Company will have the option to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company may redeem the 2024 Debentures after October 1, 2007 if its stock price is at least 170% of the conversion price, or approximately $4.32 per share, for 20 trading days within any consecutive 30-day trading period, and may also redeem the 2024 Debentures beginning October 1, 2009, without being subject to such condition. In addition, holders of the 2024 Debentures have the right to require the Company to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. In accordance with the November 3, 2006 amendments to the 2024 Debentures, the October 1, 2009 repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the three months ended December 31, 2007 and 2006, interest expense relating to the 2024 Debentures was $0.4 million. Outstanding 2024 Debentures were $96.7 million at December 31, 2007 and September 30, 2007.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 14-1"). APB 14-1 will require us to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. APB 14-1 will require us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. APB 14-1 is applicable to our $96.7 million 2024 Debentures which allow for settlement in cash. APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and we are required to adopt the FSP in our first quarter of fiscal 2010. APB 14-1 does not permit early adoption. We are currently evaluating the impact that the adoption of APB 14-1 will have on our consolidated financial statements.

        On September 30, 2007, other long-term debt consisted of a $52.0 million loan and approximately $8.0 million of paid-in-kind interest with Tennenbaum Capital Partners ("TCP"). On October 29, 2007, the proceeds from the sale of the Storage Product assets, $62.8 million, and a portion of the new

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 5.    Debt (Continued)

financing were used to pay off the TCP loan including all accrued interest. The aggregate amount of the loan payoff to TCP was $76.0 million, of which approximately $16.4 million pertained to the make-whole premium. A portion of the financing received from Whitebox VSC, Ltd. (discussed below) was used to retire the debt with TCP.

        Concurrent with the payoff of the TCP loan, we completed a $30.0 million financing with Whitebox VSC, Ltd ("Whitebox"), net of $0.8 million of debt discount. The loan has a four-year term, with an option to borrow up to an additional $15.0 million. Unamortized debt discount as of December 31, 2007 was approximately $0.7 million. In connection with securing the debt, the Company paid approximately $2.3 million in fees that are recorded as debt issuance costs in Other Assets. These fees are being amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of December 31, 2007 were approximately $2.2 million. The annual interest rate on the unpaid principal is the greater of either 8.5% or LIBOR plus 4% during the interest period ending on the interest date. The loan is secured by substantially all of our assets. The Company and Whitebox also entered into a Senior Unsecured Convertible Note Purchase Agreement that gives Whitebox the right, until the third anniversary of the initial funding, to purchase convertible notes in an aggregate principal amount of up to $45.0 million, which we would use to repay amounts outstanding under the loan. These convertible notes, if issued, would be convertible into the common stock of Vitesse at a conversion price of $2.00 per share, subject to adjustment. At December 31, 2007, the effective interest rate on the loan was 11.1322%. For the three months ended December 31, 2007, interest expense was $0.5 million. The agreement contains various restrictive covenants, including a requirement to provide copies of all financial and other reports filed with the Securities and Exchange Commission.

Note 6.    Income Taxes

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 16.6% for the three months ended December 31, 2007. The Company's effective tax rate benefitted from the utilization of Net Operating Loss carryforwards and the reversal of the related valuation reserve previously recorded. The Company's tax expense related to discontinued operations for the quarter ended December 31, 2007 was approximately $0.9 million.

        At October 1, 2007 the Company had net deferred tax assets of $470.4 million before valuation reserve. These deferred tax assets are primarily composed of federal and state tax net operating loss ("NOL") carryforwards; timing differences relating to tangible and intangible assets recovery; and research and development credits. Due to uncertainties surrounding the Company's ability to generate future taxable income, there is a full valuation allowance against the deferred tax assets.

        Additionally, there is potential that an ownership change could occur that would impair the usage of the NOL's and credits in future taxable periods. An ownership change occurs whenever there is a shift in ownership by more than fifty percentage points by one or more five-percent shareholders within a three year period. Based on our current analysis of shareholders we believe that an ownership change has not occurred. Accordingly, we have not presented any amounts as an uncertain tax position under FIN 48. Any carryforwards that will expire prior to utilization will be removed from deferred tax assets with a corresponding reduction in the valuation allowance.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 6.    Income Taxes (Continued)

        Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of SFAS No. 109 (FIN 48)". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Due to significant net operating loss, the cumulative effect of applying this interpretation has no impact in retained earnings.

        The total amount of gross unrecognized tax benefits was approximately $29.3 million as of October 1, 2007 and December 31, 2007. Included in the balance as of December 31, 2007, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance as of October 1, 2007	$(29,297,000)
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	—
Gross increases—current-period tax positions	—
Decreases relating to settlements	—
Reductions as a result of a lapse of statute of limitations	—
Balance as of December 31, 2007	(29,297,000)

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2007, there was no material interest or penalties were accrued due to significant net operating loss.

        The Company is subject to taxation in the US and various state and foreign jurisdictions. The Company currently is under examination by the Internal Revenue Service for the tax years ended September 30, 2004 through September 30, 2006. Effectively, all the Company's tax years in which a tax net operating loss is carried forward to the present are subject to examination by the federal, state, and foreign tax authorities. Therefore, the Company cannot estimate the range of unrecognized tax benefits that may significant change within the next twelve months.

Note 7.    Shareholders' Equity

Preferred Stock

        The Company is authorized to issue up to 10,000,000 shares of nonvoting convertible preferred stock, with a par value of $0.01 per share, of which 500,000 were reserved for issuance under the Rights Plan, described below, and none were outstanding as of December 31, 2007 and September 30, 2007.

Rights Plan

        Vitesse has a shareholder rights plan intended to preserve the long-term value of Vitesse to our shareholders by discouraging a hostile takeover. Under the shareholder rights plan, each outstanding share of our common stock has an associated preferred stock purchase right. The rights are exercisable only if a person or group acquires 15% or more of our outstanding common stock. If the rights become

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 7.    Shareholders' Equity (Continued)

exercisable, the rights would allow their holders (other than the acquiring person or group) to purchase fractional shares of our preferred stock, to purchase the number of shares of common stock of Vitesse having a market value of twice the exercise price of the right, or to purchase the number of shares of common stock of the company acquiring us having a market value of twice the exercise price of the right. The dilutive effect of the rights on the acquiring person or group is intended to encourage such person or group to negotiate with our Board of Directors prior to attempting a takeover. If our Board of Directors believes a proposed acquisition of Vitesse is in the best interests of Vitesse and its shareholders, our Board of Directors may amend the shareowner rights plan or redeem the rights for a nominal amount in order to permit the acquisition to be completed without interference from the plan.

Common Stock

        The Company is authorized to issue up to 500,000,000 shares of common stock, with a par value of $0.01 per share, of which 223,555,580 shares were outstanding as of December 31, 2007 and September 30, 2007.

Share-based Compensation Plans

        The Company has in effect several share-based plans under which non-qualified and incentive stock options have been granted to employees, consultants, and outside directors. Options generally vest over four years and have contractual lives of 10 years.

        On January 23, 2001, the Company's shareholders approved the adoption of the 2001 Plan, which replaced the 1991 Plan that expired in August 2001 and the 1991 Directors' Stock Option Plan that expired in January 2002. Pursuant to the 2001 Plan, the number of shares reserved for issuance automatically increases by a number of shares equal to the lesser of: (i) 4% of the Company's common stock outstanding at the end of each fiscal year and (ii) 17.5 million shares. Under all stock option plans, a total of 83,995,943 shares of common stock have been reserved for issuance and 58,616,088 shares remained available for future grants as of December 31, 2007.

        The following table summarizes compensation costs related to the Company's share-based compensation plans (in thousands) for the period ended December 31:

	Three Months Ended December 31,
	2007	2006
Cost of revenues	$282	$329
Research and development	414	741
Selling, general and administrative	933	670

Share-based compensation expense related to continuing operations	1,629	1,740
Share-based compensation expense related to discontinued operations	(284)	430

Total share-based compensation expense	$1,345	$2,170

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 8.    Legal Proceedings

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

The Derivative and Securities Class Actions

        On April 7, 2008, the District Court approved the settlement in the consolidated securities class actions filed against Vitesse and certain current or former directors and officers of Vitesse alleging violations of §§10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on behalf of a class of purchasers of Vitesse common stock. The settlement of the consolidated securities class actions included a cash payment to the settlement fund of $10.2 million: $8.75 million to be paid by Vitesse's directors' and officers' liability insurers and a total of $1.45 million to be paid by Louis R. Tomasetta and Eugene F. Hovanec, two of the former executives of Vitesse. The same two former executives also will contributed all shares of Vitesse common stock that they own, totaling 1,272,669 shares. In addition, on September 22, 2008, Vitesse contributed 2,650,000 shares with a fair market value of $2.4 million representing the fair market value of the shares on April 7, 2008 of Vitesse common stock, but no cash, to the settlement fund.

        On August 11, 2008, the Court granted final approval of settlements in the federal and state derivative actions filed on behalf of Vitesse against certain current or former directors and officers of Vitesse, and nominally against Vitesse alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code §§25402 and 25403. As part of the settlement of the federal and state derivative actions, three former executives of Vitesse, Messrs. Tomasetta, Hovanec, and Mody, released the Company from all rights to future indemnification and costs of defense in the related SEC and Department of Justice investigations. Vitesse retains the right to continue its state court action against KPMG, LLP, its former independent registered public accounting firm. Vitesse will also contribute 4,700,000 shares of Vitesse common stock, with a fair market value of $4.2 million to cover the attorneys' fees and expenses of the derivative plaintiffs' counsel, and has adopted certain Corporate Governance measures. The Court entered final judgment implementing all of the above referenced terms and the case is concluded in all respects, except that the Court referred to a retired Federal District Court Judge (serving as a "Special Master") the sole issue of determining whether the derivative plaintiffs' counsel are entitled to the full 4,700,000 shares as their legal fees.

        The Corporate Governance measures include implementing certain policies, procedures, and guidelines relating to stock option grants and compensation decisions, incorporating greater shareholder participation in the procedures for nominating independent directors, adopting additional standards of director independence, adding a "lead independent director," and incorporating additional accounting policies, procedures, and guidelines to be incorporated as part of these measures.

        In addition, under the final and proposed agreements, the Company and certain current and former officers and directors of the Company who were named as defendants were dismissed from the lawsuits and have obtained releases from the class and derivative plaintiffs.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 8.    Legal Proceedings (Continued)

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

Notification of Default under Indenture relating to Subordinated Debentures

        On August 15, 2006, the Company received notification from the Trustee under the Indenture relating to the Company's 1.5% Convertible Subordinated Debentures due 2024 alleging compliance deficiencies under the Indenture relating to the Company's failure to file, with the Securities and Exchange Commission and the Trustee, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The Trustee issued the Company a Notice of Default and Attempted to accelerate payment on the Debentures. Although the Company did not believe there were compliance deficiencies under the Indenture, and that an Event of Default did not occur, the Company negotiated a resolution to the dispute with the holders of a majority of the Debentures that, among other things, rescinded and annulled the previous asserted acceleration of the Debentures and asserted Events of Default. The Company entered into a Second Supplemental Indenture that increased the interest payable on October 1, 2007 by $20.00 per $1,000 principal amount of the Debentures.

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

KPMG Lawsuit

        On June 13, 2007, we filed a lawsuit in the Superior Court for the County of Los Angeles against our former independent registered public accounting firm KPMG, LLP ("KPMG") alleging KPMG failed to properly provide auditing and other services during the time period 1994 to 2000. The Complaint seeks damages in excess of $100 million resulting from KPMG's audit failures. As of the date of filing this Annual Report, the case is pending.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Note 8.    Legal Proceedings (Continued)

Potential Payroll Tax Liabilities Related to Backdating of Stock Options

        As of December 31, 2007, we have accrued a $1.9 million liability for payroll taxes, penalties and interest related to exercises of backdated stock options during the calendar years 2004 through 2006. During this period, certain non-qualified stock options were improperly classified and treated as incentive stock options for tax purposes. On October 5, 2007, we informed the Internal Revenue Service ("IRS") of these potential payroll tax liabilities resulting from changes in measurement dates for stock options. No formal settlement negotiations have taken place, however we have received requests from the IRS for information relating to the potential payroll tax liabilities that were identified as a result of our stock-option review. We are working with the IRS to provide the requested information in an effort to settle these potential liabilities.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

        You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our Annual Report on Form 10-K for the year ended September 30, 2007, which discusses our business in greater detail, filed with the Securities and Exchange Commission, or SEC.

        The section entitled "Risk Factors" contained in Part II, Item 1A of this Report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

        This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates", "believes", "plans", "expects", "future", "intends", "may", "should", "estimates", "predicts", "potential", "continue", "becoming", "transitioning" and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures, interest income, cash commitments and expenses. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" under Part I, Item 1A of this Annual Report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

        Over the last ten years, the proliferation of the Internet and the rapid growth in the volume of data being sent over Local Area Network ("LANs") and Wide Area Network ("WANs") has placed a tremendous strain on the existing communications infrastructure. Communication service providers have sought to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner. The resulting demand for increased bandwidth and services has created a need for faster, larger, and more complex networks. Additionally, due to increasing needs for moving, managing, and storing mission-critical data, the market for storage equipment has been growing significantly.

        We are a leading supplier of high-performance ICs principally targeted at systems manufacturers in the communications and storage industries. Within the communications industry, our products address Carrier and Enterprise networking, where they enable data to be transmitted at high-speeds and processed and switched under a variety of protocols. In Storage, our products address primarily enterprise class storage systems and blade-servers using Fibre Channel and Serial Attached SCSI ("SAS")/ Serial Attached ATA ("SATA") protocols. Our customers include leading communications and storage OEMs.

        In recent years, we have focused our product development and marketing efforts on products that leverage the convergence of Carrier and Enterprise Networking onto IP-based networks. These Next-Generation Networks share the requirements of high reliability, scalability, interoperability, and low cost. Increasingly, these networks will be delivered based on Ethernet technology. We believe that products in this emerging technology area represent the best opportunity for us to provide differentiation in the market.

Options Backdating and Accounting Irregularities

Chronology of Events

        The following is a chronological listing of events that have occurred since April 2006, including, but not limited to, activities related to errors and irregularities in the disclosure of, and accounting for, stock options granted by the Company to its employees and the Board.

April 2006	Vitesse's Board of Directors appointed a Special Committee of independent directors to conduct an internal investigation relating to past stock option grants, the timing of such grants, and related accounting and documentation for stock option grants from January 1, 2005 to April 2006. The results of this review are discussed below at "The Special Committee—Findings and Recommended Actions."

Due to their involvement with the stock option grant process, the Board of Directors placed Louis R. Tomasetta, Chief Executive Officer, Eugene F. Hovanec, Executive Vice President and former Chief Financial Officer, and Yatin Mody, Chief Financial Officer and former Controller, on administrative leave, ultimately terminating them in May of 2006.
The Board of Directors determined that the following should not be relied upon:
• Vitesse's previously reported financial statements for the three months ended December 31, 2005, and the three years ended September 30, 2005, and possibly earlier periods;
• The Management Report on Internal Control over Financial Reporting as of September 30, 2005, which was included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005; and
•
The Auditor's Report of KPMG, LLP, the Company's former independent registered public accounting firm, relating to the effectiveness of the Company's internal controls over financial reporting and management's assessment thereof as of September 30, 2005, which was included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005.
May 2006
Vitesse received a grand jury subpoena from the office of the United States Attorney for the Southern District of New York requesting documents from 1999 through the present relating to the granting of stock options.

Vitesse received notification from the SEC's Division of Enforcement that it was conducting an investigation of Vitesse. That notification included a request for documents relating to stock options granted from January 1, 1995 through the date of the request.
June 2006
Vitesse received a letter from the Trustee under the Indenture for Vitesse's 1.5% Convertible Subordinated Debentures due 2024 ("2024 Debentures") alleging that absent a cure, an event of default would occur within 60 days as a result of Vitesse's failure to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Vitesse's common stock was delisted from the NASDAQ National Market, due to the length of time that would be necessary for Vitesse to become fully compliant with applicable listing requirements.
August 2006
Vitesse received an acceleration notice from the Trustee under the Indenture for $96.7 million. Negotiations to resolve the dispute continued with a majority of the holders of the 2024 Debentures, who agreed to instruct the Trustee to forbear from taking any further action with respect to the 2024 Debentures for a period of 14 days.
September 2006
We completed a Consent Solicitation with respect to the 2024 Debentures. In the Consent Solicitation, the holders of a majority of the 2024 Debentures consented to amendments to the Indenture governing the 2024 Debentures that:
	•	Rescinded and annulled the previous asserted acceleration of the 2024 Debentures and any Events of Default asserted in connection with that asserted acceleration;
•
Provided that our failure to file required reports with the SEC would not be a Default or Event of Default under the Indenture prior to the earlier of (A) the date on which we have filed all our required reports with the SEC for a period of 12 consecutive months and (B) December 31, 2012; and
	•	Increased the interest payable at the October 1, 2007, interest payment date by $20.00 per $1,000 principal amount of the 2024 Debentures.
November 2006	We completed a second Consent Solicitation of the holders of Vitesse's 2024 Debentures resulting in the following:
•
The holders of the Debentures and the Trustee under the Indenture agreed that, for 18 months after effectiveness of the amendments the Trustee would forbear from taking any action to exercise any rights or remedies that relate to the filing of reports required under the Exchange Act;
	•	The Company agreed not to repay the Debentures pursuant to the purported acceleration request sent by the Trustee to the Company during the last six months of the forbearance period;
•
The Company and the holders of the Debentures agreed to amend the Indenture to decrease the conversion price of the Debentures permanently from $3.92 per share of Vitesse's common stock to $2.546 per share of Vitesse's common stock, subject to further adjustment as set forth in the Indenture; and
•
The Company agreed to increase the repurchase price with respect to the October 1, 2009, repurchase right from 100% to 113.76% of the principal amount of the Debentures to be purchased, plus accrued and unpaid interest (the October 1, 2014 and October 1, 2019 repurchase rights would not be changed).
December 2006
The Company announced that the Special Committee had completed its review and presented details of its finding in a Financial Release and Form 8-K filing. These results are discussed in detail below under "The Special Committee—Findings and Recommended Actions."
June 2007	The Board of Directors engaged BDO Seidman, LLP as Vitesse's independent registered public accountants.

Vitesse sued KPMG, LLP for malpractice, seeking damages in excess of $100 million.
July 2007
The Board of Directors announced a new policy for soliciting recommendations from shareholders to identify director candidates and the Company reiterated that it was precluded by SEC regulations from calling an annual meeting of shareholders to elect directors until it could comply with the federal proxy rules that require the Company to provide audited financial statements to its shareholders prior to such a meeting.
October 2007
Vitesse entered into a proposed settlement of all federal securities class action claims that were filed against the Company and all related federal and state shareholder derivative actions relating to allegations of stock option backdating and accounting manipulations. The proposed settlement is discussed in more detail under "Legal Proceedings".
April 2008
The District Court approved the settlement of the consolidated securities class actions filed against Vitesse and certain current or former directors and officers of Vitesse alleging violations of §§10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on behalf of a class of purchasers of Vitesse common stock. The settlement is discussed in more detail under "Legal Proceedings."
August 2008
The District Court granted final approval of settlements in the federal and state derivative actions filed on behalf of Vitesse against certain current or former directors and officers of Vitesse, and nominally against Vitesse alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code §§25402 and 25403. The settlement is discussed in more detail under "Legal Proceedings."
September 2008	Vitesse completed and filed its Annual Report on Form 10-K containing audited financial statements for the years ending September 30, 2006 and 2007.
December 2008
Vitesse completed and filed its periodic reports on Form 10-Q for the periods ended December 31, 2007, March 31, 2008 and June 30, 2008 and its annual report on Form 10-K for the fiscal year ended September 30, 2008.

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

        The Special Committee did not find any evidence that members of the Board of Directors, other than Mr. Tomasetta, the Compensation Committee, or remaining members of senior management were aware of improper practices related to stock options. The Special Committee also did not find evidence that members of the Board of Directors, other than Mr. Tomasetta, profited from such practices, although, the Special Committee did identify a single option grant to members of the Board of Directors in 1996, which appeared to be inadvertent, that had the effect of increasing the profit to some members of the Board of Directors upon exercise by approximately $18,000 each. In December 2006, all of the members of the Board of Directors who received the 1996 grant, other than Mr. Tomasetta, voluntarily agreed to remit such amount to the Company. Finally, the Special Committee instructed management to finalize a review of all stock options granted from the inception of the Company's issuance of options and the related historical measurement dates to determine the appropriate amount to be reflected as a restatement of accumulated deficit.

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

        Moreover, the Special Committee found evidence that certain officers and employees prepared and altered documents and our financial records in an attempt to conceal some of these practices from our Board of Directors and our then independent public accountants, KPMG, LLP. All of the employees identified by the Special Committee as having been aware of, and involved with, these accounting issues are no longer employed by us. In addition, in its report the Special Committee directed management to undertake the necessary steps to remediate the shortcomings in its accounting environment.

Review of All Options Issued by the Company through September 30, 2007

        At the direction of the Special Committee and, subsequently, the Audit Committee, the Company's new senior management team, assisted by its consultants, undertook a comprehensive review of every option issued by the Company from its initial option issuance in 1987 through the year ended September 30, 2007 ("Options Grant Period"). During the Options Grant Period the Company granted stock options pursuant to employee stock option plans and director stock option plans to acquire approximately 146.1 million shares of Vitesse common stock. Such plans at all relevant times provided for option grants to be approved by the Board of Directors, a designated committee of non-employee directors, or in the case of the director stock option plans, by the Board of Directors. Approximately 14,680 stock option grants were awarded during the Options Grant Period with 566 recorded grant dates. The Company reviewed all stock options granted during the Options Grant Period, including option grants to the Company's directors, officers, and employees (including grants to new employees, grants awarded in connection with Company acquisitions, and grants made as individual or group performance awards). The Company's review of the prior stock option granting practices included a comprehensive examination of available relevant physical and electronic documents as well as interviews with relevant personnel.

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

        Due to its review, the Company identified approximately $268.8 million of unrecorded additional compensation related expenses. This unrecorded additional compensation related expense was due to the difference between the fair market value of the common stock on the appropriate measurement date and the stated exercise price as well as modifications made to the original grants during the Option Grant Period. This was reflected as an adjustment to the beginning accumulated deficit balance as of October 1, 2005.

        The Company's additional key option-related findings are summarized below.

Pre-IPO Stock Option Grant Findings

        Fair market value strike prices were supported by insufficient anecdotal evidence. As part of the review, the Company employed two different methodologies in estimating the fair market value of the Company's common stock on the grant dates including: (i) analysis of pre-IPO financing; and (ii) analysis of competitors (industry multiples analysis). Other errors noted included apparent clerical errors in recording grant dates.

Inappropriate Accounting for Grant Modifications

        Several grant agreements were modified by the Company. These modifications involved regrants, rehires, repricings, grants to non-employees, extensions of exercise windows, accelerated vestings, and changes in status. The modifications triggered variable accounting; however, such accounting treatment was not applied by the Company at the time of the modification. The effects of these modifications were included in the Company's restated accumulated deficit amount at the beginning of the year ended September 30, 2006. Modifications of grants were accounted for using variable accounting in preparation of restated balances used in preparation of the financial statements for the years ended September 30, 2007 and 2006.

Inappropriate Reflection of the Measurement Date and Option Pricing

        Several grants were found to have measurement dates that differed from the grant date reflected in the Company's accounting records as determined under APB 25, "Accounting for Stock Issued to Employees." In many cases, the difference between the grant date and the measurement date resulted in increased intrinsic value for the grants that was not recognized and recorded by the Company at the time of the grant. The granting of options with exercise prices that were lower than the fair market value of the stock on the actual measurement dates did not satisfy the fair market pricing requirement in the Company's stock option plans and was inconsistent with the Company's disclosures in its SEC filings, which stated that in all cases the exercise price of Company options would be equal to the fair market value of the stock on the date of the grant.

        The relationship between the stated exercise price of options and the fair market value of the Company's stock on the date of the identifiable approval actions varied from grant to grant. In some cases, the exercise price of grants reflected the fair market value of the underlying shares on the date of any documented approval action. In other cases, the exercise prices reflected the fair market value of the underlying shares on a date either prior or subsequent to any such documented approval action and the exercise price was lower than the fair market value on the date of any such action. In some cases, the use of such grant dates, lower exercise price, and other available evidence supported a finding that the recorded grant dates and corresponding exercise prices were selected with the benefit of hindsight.

Grant Approvals

        During the Company's review of option grants, many option grants were found to have not been approved in complete compliance with the Company's stock option plans. The Company found some instances where there was no formal evidence of approval of option grants or modifications by the Board of Directors or Compensation Committee that was called for under applicable Company policy. The Company also noted that there were instances where option agreements were signed without being dated by either the Company's management or the individual receiving the grant or there were other inadequacies in documentation to reflect adequate formal approval. As part of its review, the Company obtained evidence to support approval where there were shortfalls in formalized documentation.

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

Restatement Methodologies

        As of October 1, 2005, the Company adopted Statement on Financial Accounting Standards ("SFAS") 123(R), "Share-Based Payment," using the modified-prospective-transition method. Under this transition method, compensation expense is to be recognized for all share-based compensation awards granted following the date of adoption as well as for all unvested awards existing on the date of adoption. Prior to October 1, 2005, the Company accounted for share-based compensation awards using the intrinsic method in accordance with APB 25, as allowed under SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no share-based compensation expense is recognized if the exercise price of the stock option was at least equal to the fair market value of the common stock on the "measurement date." APB 25 defines the measurement date as the first date on which both the number of shares that an individual grant recipient is entitled to receive and the option or purchase price, if any, are known.

        In light of the findings of the Special Committee and analysis performed by the Company, the Company determined that historic measurement dates could not be relied upon and that it was necessary for the Company to remeasure all stock option awards and record the relevant charges in accordance with APB 25. In doing so, the Company utilized or considered several sources of information including, but not limited to: (i) meeting minutes of the Board and committees thereof as well as related materials; (ii) the dates on which stock option grants were entered into the Company's stock option database; (iii) other correspondence reflecting grant approval actions; and (iv) individual stock option agreements and related materials.

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

        As a result of the investigation as described above, we recorded an additional charge for cumulative compensation expense of approximately $268.8 million to our accumulated deficit balance as of October 1, 2005. Total cumulative expense for share-based compensation, including originally recorded compensation expense was $320.7 million through September 30, 2005.

Remedial Actions of the Company

        The Company's management, Board of Directors, Audit Committee, and other relevant governing committees and bodies are committed to the ongoing review, implementation, and enhancement of the Company's procedures and controls as a result of the aforementioned findings. The Company is currently continuing its assessment of a wide range of possible procedural enhancements and remedial actions as a result of the findings of the Special Committee, the Company's consultants, and current management.

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

  •
  Shortly after Louis R. Tomasetta was placed on administrative leave, the Board formed an Executive Committee of the Board comprised of all directors of the Company other than Mr. Tomasetta. Since that time, all Board action has been taken either by the Executive

    Committee or at meetings of the Board in which Mr. Tomasetta was provided notice but did not participate;

  •
  Several senior management changes have been made including the appointment of Christopher R. Gardner as Chief Executive Officer in April 2006, the appointment of Richard C. Yonker as Chief Financial Officer in December 2006, the engagement of Alvarez & Marsal, LLC, and specifically Shawn C.A. Hassel of that firm, in April 2006, as interim Chief Financial Officer until Mr. Yonker was appointed as Chief Financial Officer. In December 2006, Mr. Hassel was appointed Chief Restructuring Officer to assist Mr. Gardner with continued improvements to operations and to assist Mr. Yonker in the continued re-staffing of the Company's financial group and the implementation of remedial actions recommended by the Special Committee and management. In January 2007, Michael B. Green was appointed Vice President, General Counsel and Secretary of the Company;

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

  •
  There were several changes made to the Governance Boards and Committees. On December 14, 2006, Edward Rogas, Jr. was appointed Chairman of the Board and Chairman of the Audit Committee. In June 2007, Willow Shire was appointed Chairperson of the Compensation Committee;

  •
  Upgrades were made in stock option administration procedures and controls including amendment of the Company's stock option plan to reflect enhancements made regarding new requirements and procedures as well as enhancements requiring Compensation Committee approval of all options with very limited delegation of authority;

  •
  Improving training and monitoring of compliance with the Company's policies and procedures; and

  •
  Improving corporate recordkeeping, corporate risk assessment procedures, and evaluation of the internal risks of the Company.

        We have incurred substantial expenses for legal, accounting, tax, and other professional services in connection with the Special Committee investigation and related findings, the Company's internal review of historical financial statements, internal and external investigations and inquiries, related litigation, and renegotiations of our debt arrangements due to violations of our covenants and other filing requirements. These expenses totaled $3.2 million through the quarter ended December 31, 2007.

Our Business Product Lines

        Beginning in 2008, Vitesse classified revenues into three markets: Carrier Networking, Enterprise Networking, and Non-Core. The new classification of these revenue streams better reflect the major trends in our product lines and how they map into our customer base.

Carrier Networking

        The telecommunications Carrier network, which includes networks delivering voice and data services, has grown dramatically to a complex combination of networks. These networks are often classified into groups such as WANs Metropolitan Area Networks ("MANs"), Multi-Service Access

Networks ("MSANs"), and Radio Access Networks ("RANs"). Each of these types of networks has their own set of technical and operational challenges. These evolving networks must deliver more bandwidth and provide increasing data-based capabilities to provide "quadruple play" services that integrate voice, data, and video traffic over both wired and wireless networks. To address this problem, Carriers are increasingly trying to map Ethernet services and connectivity more efficiently into their existing networks. They may even replace their legacy network with new all-IP/Ethernet-based networks. Broadly, Ethernet technology upgraded to meet these requirements is being referred to as "Carrier Ethernet." It is, in effect, an adaptation of Ethernet to provide the same features and functions that have traditionally been provided by "telecom" protocols such as Synchronous Optical Network ("SONET/SDH"), Plesiochronous Digital Hierarchy ("PDH"), etc. Because of the complexity of the Carrier networks, products sold into these applications have long design cycles, typically two to four years from design start to production, and long life cycles, typically five to ten years or more.

        Vitesse provides a variety of products into Carrier networking applications. These generally include: (i) Ethernet-over-SONET mappers, SONET framers and switches; (ii) Optoelectronic physical media devices ("PMDs") and physical layer devices ("PHYs") such as transceivers and Clock and Data Recovery ("CDRs"); (iii) Signal Integrity Products including backplane transceivers, CDRs, and crosspoints switches; (iv) Ethernet Media access controllers ("Maces") and switches; (v) GbE Cu PHYs; and (vi) Next-Generation Optical Transport Network ("OTN") mappers.

Enterprise Networking

        Enterprise Networks generally include equipment dedicated to the communication of voice and data services within large enterprise organizations. An Enterprise Network will typically be comprised of one or more LANs, computer systems including workstations and servers, as well as one or more Service Access Networks ("SANs"). Enterprise Networks will also typically include broadband connections to Carrier Networks for the broader communication of voice and/or data outside of the enterprise. Enterprise Networks are often classified into groups depending on their size and complexity. Typical categories are large Enterprise, data center switching, small-medium enterprise ("SME"), Small Medium Business ("SMB"), and small office home office ("SOHO"). Similar to Carrier Networks, Enterprise Networks are going through an evolution to provide more bandwidth, (i.e. more data at higher speeds) and more reliability, interoperability, and scalability. Ethernet-based networks, which are already widely deployed in LANs, are becoming more prevalent in other enterprise applications such as data center switching and SANs. Enterprises are paring down their multiple networks (telephone, LAN, video conferencing, wireless, and remote mirroring/backup) to a common switched IP/Ethernet-based infrastructure. Ethernet technology that is being upgraded to meet these new requirements is generally referred to as "Converged Enhanced Ethernet." In addition, Enterprise Networks are migrating from fast 100 Mbps Ethernet to Gigabit Ethernet and from Gigabit Ethernet to 10 Gigabit Ethernet. This transition is still in the early stages and expected to accelerate over the next several years. The complexities of products within the Enterprise Networks varies dramatically based on the product application. Products at the "low-end" of the network, in SOHO, SME, and low-end SME applications typically have fast design cycles on the order of six to 12 months and short life cycles, on the order of two to four years.

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

Non-Core

        Products that do not substantially sell into the Carrier or Enterprise Networking markets or require little or no current or future investment have been classified as Non-Core products. Today, these products include legacy products from our Fibre Channel storage products line, our Raid-on-Chip processor line, our network processor product line, and our packet-based fabric switch product line.

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

Revenue Recognition, Sales Returns Reserve and Allowance for Doubtful Accounts

        In accordance with SEC SAB No. 101, "Revenue Recognition in Financial Statements", as well as SAB No. 104, "Revenue Recognition", we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. With a few minor exceptions, we recognize revenue on goods shipped directly to customers at the time of shipping, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

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

        We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable based on a combination of factors. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollected. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of December 31, 2007 and September 30, 2007, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

        On December 28, 2007, the Company entered into an arrangement to license intellectual property to a third-party. The contract is a perpetual, nonexclusive, non-transferable, irrevocable license for specified intellectual property. As part of the contract, we were granted a perpetual, nonexclusive, non-transferable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse will receive $15.0 million in license fees plus royalties for the rights to certain products and technology. Of the fees and royalty payments, $10.0 million were received upon delivery and acceptance of the licensed technology. The remaining $5.0 million will be received upon the earlier of licensee's first commercial sale using the intellectual property or the one-year anniversary of the agreement. For a period of seven years from the effective date of the contract, licensee will pay royalties on a per unit basis, on each commercial sale incorporating the licensed products. Royalties will be accounted for when received.

        In accordance with Staff Accounting Bulletin No. 104, "Selected Revenue Recognition Issues" ("SAB 104"), in the licensing of technology and other intangibles, delivery does not occur for revenue recognition purposes until the license term begins. Revenues should be recognized in a manner consistent with the nature of the transaction and related earnings process. Based on management's analysis of the license terms, and pursuant to the guidance in SAB 104, revenue related to the licensing of the intellectual property was deferred until final acceptance of the contracted deliverables were received from the licensee. Confirmation of the deliverables was received in September 2008 and we recognized $10.0 million in revenue. In addition to the license fees discussed above, we expect to develop a royalty stream as a result of this contract.

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

        We write down our inventory for estimated obsolete or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than our estimates, additional inventory write-downs may be required. In the event we experience unanticipated demand and are able to sell a portion of the inventory we have previously written down, our gross margins will be favorably affected.

Valuation of Goodwill, Purchased Intangible Assets, and Long-Lived Assets

        Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research & development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results; (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock; (iii) a significant slowdown in the worldwide economy or the semiconductor industry; or (iv) any failure to meet the performance projections included in our forecasts of future operating results.

        We account for goodwill and other intangible assets in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter, or more frequently, if we believe indicators of impairment exist or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy, and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill of our only reporting unit to its carrying value. For other intangible assets and long-lived assets, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on a market approach. Fair value of other intangible assets is determined by undiscounted future cash flows, appraisals, or other methods. Fair value of long-lived assets is determined based on market value. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the fair value attributable to the asset is less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we amortize over the remaining estimated useful life of the asset. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, and long-term growth rates. It is reasonably possible that the estimates and assumptions used to value these assets may be incorrect. If our actual results, or the estimates and assumptions used in future impairment analyses, are lower than the original estimates and assumptions used to assess the recoverability of these assets, we could incur additional impairment charges.

        Other intangible assets, which consist primarily of technology and intellectual property, are amortized over their estimated useful lives. The remaining lives of these assets range from one to two years.

Valuation of Repurchase Right on Subordinated Debentures

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. We completed a second Consent Solicitation of the holders of our 1.5% Convertible Subordinated Debentures due 2024 ("2024 Debentures") where we agreed to increase the repurchase price with respect to the October 1, 2009, repurchase right from 100% to 113.76% of the principal amount of the Debentures to be purchased (the 'premium put'). We estimate the approximate fair value of the premium put as the difference between the estimated value of the debentures with and without the premium put feature. Any gain or loss on the fair value of the premium put is reflected in current earnings. The premium put was estimated to have no fair value as of September 30, 2008 and 2007.

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

        We adopted SFAS 123R using the modified-prospective transition method of recognition of compensation expense related to share-based payments. Under this transition method, compensation expense recognized during the quarters ended December 31, 2007 and 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested, as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all share-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company's consolidated statements of operations for the quarters ended December 31, 2007 and 2006, reflect the impact of adopting SFAS 123R.

        SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability. Because the share-based compensation expense recognized in the statements of operations for quarters ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeitures from the estimates made at grant date could result in more or less non-cash compensation expense in comparable periods.

Assets and Liabilities of a Business Held for Sale

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we classified the assets and liabilities of a business as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held for sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. The Company announced the sale of a portion of their Storage Products business on August 23, 2007, completing the sale on October 29, 2007. Assets of $35.5 million and liabilities of $0.4 million, at September 30, 2007, have been classified as held for sale. There were no assets or liabilities classified as held for sale as of December 31, 2007.

        On September 15, 2008, we received an executed letter of intent from a third party to purchase the Colorado building. On October 8, 2008, we entered into an agreement with a third-party to sell the Colorado land and building. The transaction closed on December 22, 2008. The gross sales price was $6.5 million. The facility was previously used for the Storage Products business, which was discontinued

and sold on October 29, 2007 and has remained unused since. As a result, the net book value of $3.2 million has been reported as 'Asset Held for Sale' on the September 30, 2008 balance sheet. We will recognize a gain of approximately $2.9 million on this sale in the first quarter of fiscal 2009.

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

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. As of September 30, 2006 and 2007, management has placed a valuation allowance against all deferred tax assets based on its overall assessment of the risks and uncertainties. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at December 31, 2007 and September 30, 2007.

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

Impact of Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management adopted this pronouncement in the current year financial statements. The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS No. 109, on October 1, 2007 and assessed the impact of FIN 48 on its financial statements and determined that no adjustment to retained earnings is necessary.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value. We will be required to adopt SFAS 157 in the first quarter of fiscal 2009. The effect of adoption may have a material impact on our financial condition or results of operations. The ultimate effect is indeterminate because the results of any fair value measurements in accordance with SFAS 157 will be dependent upon the facts and circumstances on the date of the valuation.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on our future consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will be required to adopt the statement in the first quarter of fiscal 2009 and will account for and disclose all business combinations effected after the adoption in accordance with SFAS 141R.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133." This Statement requires enhanced disclosures about an entity's derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect that the adoption will have a material impact on our financial condition or results of operations.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 14-1"). APB 14-1 will require us to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. APB 14-1 will require us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. APB 14-1 is applicable to our $96.7 million 2024 Debentures which allows for settlement of the conversion in cash. APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and we are required to adopt the FSP in our first quarter of fiscal 2010. APB 14-1 does not permit early adoption. We are currently evaluating the impact that the adoption of APB 14-1 will have on our consolidated financial statements.

Results of Operations for the Three Months Ended December 31, 2007 compared to the Three Months Ended December 31, 2006

        The following table sets forth certain consolidated statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of expenses:
Cost of revenues	50.4%	51.9%
Engineering, research and development	24.1%	22.4%
Selling, general and administrative	26.4%	18.7%
Accounting remediation & reconstruction expense & litigation costs	6.0%	8.8%
Amortization of intangible assets	2.5%	3.5%

Costs and expenses	109.4%	105.3%

Loss from operations	(9.4)%	(5.3)%
Other income (expense):
Interest expense, net	(1.2)%	(0.4)%
Loss on extinguishment of debt	0.0%	(3.4)%
Other income, net	1.8%	0.4%

Other income (expense), net	0.6%	(3.4)%
Income tax expense	(2.1)%	0.2%

Loss from continuing operations before discontinued operations	(6.7)%	(8.9)%
Discontinued operations
Gain (loss) on discontinued Storage Products, net	9.5%	(6.0)%

Net income (loss)	2.8%	(14.9)%

Net Revenues

        We classify our IC products into three categories:

  •
  Carrier Networking Products;

  •
  Enterprise Networking Products; and

  •
  Non-Core Products.

        The following table summarizes our net revenues for the periods ended December 31:

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$21,169	40.3%	20,537	35.6%	$632	3.1%
Enterprise Networking Products	18,800	35.8%	16,004	27.8%	2,796	17.5%
Non-Core Products	12,573	23.9%	21,073	36.6%	(8,500)	(40.3)%

Net Revenues	$52,542	100.0%	$57,614	100.0%	$(5,072)	(8.8)%

        Net revenues for the first quarter of fiscal 2008 were $52.5 million compared to $57.6 million for the same period in fiscal 2007. This decrease of $5.1 million, or 8.8%, was a result of an $8.5 million decrease in sales of Non-Core Products, offset partially by a $3.4 million increase in sales of Enterprise & Carrier Networking products.

        The decrease of $8.5 million in revenue from Non-Core Products is comprised of decreases in the following three product lines: Fibre Channel, Network Processing, and Raid-on-Chip. These products are at or nearing their end-of-life in markets that we have chosen to exit and accordingly, we are not actively pursuing sales in these markets.

        The Enterprise Networking Products revenue increased $2.8 million or 17.5% as our Ethernet switch, Cu PHY and signal integrity product lines continue to gain market traction.

Cost of Revenues

	Three Months Ended December 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Cost of revenues	$26,498	$29,897	$(3,399)	(11.4)%
Percent of net revenues	50.4%	51.9%

        As a fabless semiconductor company, we use third-parties (including TSMC, IBM, Chartered Amkor, ASAT, and ASE) for wafer fabrication and assembly services. Our cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; and (iii) labor and overhead costs associated with product procurement and testing.

        Our cost of revenues decreased by $3.4 million in the first quarter of fiscal 2008 compared to the same period in fiscal 2007. As a percentage of net revenues, our cost of revenues was 50.4% in the first quarter of fiscal 2008 compared with 51.9% in the first quarter of fiscal 2007.

        The Company continued to execute substantial cost containment efforts. Successful cost containment is primarily attributable to efforts to reduce the purchase price of materials such as wafers and packages. This cost containment, in addition to improvements in the efficiency of operations, has resulted in improved product yields. As it is customary for product prices in the semiconductor industry to decline over time, it is imperative that we continue to reduce our cost of revenues for mature products. We continue to focus our efforts on improving operating efficiencies, including improving product yields and cycle times and reducing scrap.

Engineering, Research and Development

	Three Months Ended December 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Engineering, research and development	$12,673	$12,901	$(228)	(1.8)%
Percent of net revenues	24.1%	22.4%

        Engineering, research and development expenses consist primarily of salaries and related costs, including share-based compensation expense of employees engaged in research, design, and development activities. Engineering, research, and development also includes costs of mask sets, electronic design automation tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.

        Engineering, research and development expenses decreased $0.2 million or 1.8% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The decrease in engineering, research and development expenses is attributable to our renegotiation of software licensing contracts and a reduction in expense related to engineering tools.

        We believe that continued investment in the design and development of future products is vital to maintaining a competitive edge. We have closely monitored our known and forecasted revenue, demand, and operating expense run rates. We continue to seek opportunities to focus research and development activities and will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Selling, General and Administrative

	Three Months Ended December 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Selling, general and administrative	$13,892	$10,793	$3,099	28.7%
Percent of net revenues	26.4%	18.7%

        Selling, general and administrative expense consists primarily of personnel-related expenses, including share-based compensation expense, legal and other professional fees, facilities expenses, outside labor and communications expenses.

        In the first quarter of fiscal 2008, selling, general and administrative expense increased by 28.7% or $3.1 million compared to the first quarter of fiscal 2007. The increase is primarily due to the cost of outside labor to prepare our Colorado Springs facility for sale and increased accounting fees related to the audit of our fiscal 2006 and fiscal 2007 financial statements.

Accounting Remediation & Reconstruction Expense & Litigation Costs

	Three Months Ended December 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense & litigation costs	$3,161	$5,074	$(1,913)	(37.7)%
Percent of net revenues	6.0%	8.8%

        Accounting remediation and reconstruction expense and litigation costs consist of fees incurred in connection with the preparation and issuance of our fiscal 2006 and fiscal 2007 financial statements. We recorded $3.2 million and $5.1 million in the first quarters of fiscal 2008 and fiscal 2007, respectively, related to work performed on stock option accounting and inventory valuation, revision of our revenue recognition policies, and other legal and financial issues. Of these costs, legal fees constituted $1.3 million and $2.8 million, respectively, and other professional and accounting fees were $1.9 million and $2.3 million, respectively.

        Accounting remediation and reconstruction costs are expected to decrease significantly in fiscal 2009 as we resolve certain legal issues, complete and file all outstanding financial reports, and transition accounting and reporting responsibilities to permanent staff.

Amortization of Intangible Assets

	Three Months Ended December 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$1,265	$2,031	$(766)	(37.7)%
Percent of net revenues	2.4%	3.5%

        Amortization of intangible assets was $1.3 million in the first quarter of fiscal 2008, compared to $2.0 million for the same period in fiscal 2007. The decrease is due to intangible assets related to our prior acquisitions of APT and Multilink becoming fully amortized during fiscal 2007.

Interest Expense, net

	Three Months Ended December 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Interest expense, net	$647	$208	$439	211.1%
Percent of net revenues	1.2%	0.4%

        Interest expense, net of interest income, increased by $0.4 million from the first quarter of fiscal 2007 to $0.6 million in the first quarter of fiscal 2008. In October 2007, in connection with the sale of the Storage Products business, the Company replaced its debt to Tennenbaum Capital Partners ("TCP") with a note to Whitebox VSC, Ltd. ("Whitebox"). Interest expense incurred on the TCP debt in fiscal 2007 and 2008 was higher than the fiscal 2008 Whitebox interest expense, but all interest expense related to the TCP debt was recorded as a component of discontinued operations in fiscal 2007 and 2008, resulting in higher net interest expense in fiscal 2008. Interest expense on the subordinated 2024 Debentures in the first quarter of fiscal 2008 was consistent with the first quarter of fiscal 2007.

Loss on Extinguishment of Debt

	Three Months Ended December 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$1,977	$(1,977)	100.0%
Percent of net revenues	0.00%	3.4%

        In connection with the amendment to the 2024 Debentures in the first quarter of fiscal 2007, (See Debt Note in the accompanying financial statements), the conversion price of the 2024 Debentures was permanently decreased from $3.92 to $2.546 per share of Common Stock, resulting in debt terms that were substantially different from the original debt terms. In accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company recognized a loss of $2.0 million on the extinguishment of debt in the first quarter of fiscal 2007 as a result of the write-off of unamortized debt issuance costs. In addition, during the quarter, "Other Assets" was reduced by $2.0 million related to the write-off.

Other Income, net

	Three Months Ended December 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Other income, net	$949	$249	$700	281.1%
Percent of net revenues	1.8%	0.4%

        Other income, net of other expense, was $0.9 million in the first quarter of fiscal 2008 compared to $0.2 million in the first quarter of fiscal 2007. In fiscal 2008, other income was primarily related to income from the settlement of a breach of contract lawsuit of $400,000 and a $524,000 gain on the sale of scrap materials. In fiscal 2007, other income primarily consisted of miscellaneous, non-recurring royalty payments generated from the licensing of intellectual property to third parties.

Income Tax (Benefit) Expense

	Three Months Ended December 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Income tax (benefit) expense	$(1,126)	$93	$(1,219)	(1310.8)%
Percent of net revenues	(2.1)%	0.2%

        Income tax benefit was $1.1 million for the first quarter of fiscal 2008. The benefit reflects the impact of taxable losses for the period after the allocation of income tax expense to discontinued operation. Net income tax expense represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards. Income tax expense for the first quarter of fiscal 2007 reflects only minimum income tax expense.

Gain (loss) on the sale of discontinued Storage Products

	Three Months Ended December 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Gain / (loss) on discontinued Storage Products business, net	$4,978	$(3,437)	$8,415	(244.8)%
Percent of net revenues	9.5%	(6.0)%

        On October 29, 2007, the Company completed its sale of a portion of the Storage Products business to Maxim Integrated Products, Inc. ("Maxim") for $62.8 million, with a gain on the sale of approximately $21.5 million, plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement. Maxim acquired the Company's SAS, SATA expander product markets, enclosure and baseboard management devices, and certain other assets of the Storage Product business. Assets sold include inventory, property & equipment, goodwill and intangible assets of $35.5 million. As part of the sale, Maxim assumed a liability for employees' accrued vacation of $300,000. Debt issuance costs related to the Tennenbaum Capital Partners ("TCP") debt of $3.5 million were included in the calculation of the gain on the sale. The gain was reduced by costs of completing the sale in the amount of $1.6 million.

        In accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF Issue 87-24"), we have allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of Storage Product business. For the quarter ended December 31, 2007, interest expense of approximately $16.9 million was included in discontinued operations. Interest expense included a "make-whole" payment of $16.4 million and interest expense and amortization of deferred financing fees of $500,000. For the quarter ended December 31, 2006, interest and amortization of deferred financing fees was approximately $2.4 million.

        For the three months ended December 31, 2007, results of discontinued operations increased $8.4 million, from a loss of $3.4 million in fiscal 2007 to income of $5.0 million. The increase is the result of the gain on the sale of $21.5 million, offset by the loss on discontinued operations of $16.5 million, net of tax of $0.9 million, for the period ended December 31, 2007, compared with the loss on discontinued operations of $3.4 million for the period ended December 31, 2006.

        Results of discontinued operations for the quarter ended December 31, 2007 compared to December 31, 2006 increased $2.3 million from a loss of $1.0 million to income of $1.3 million. This increase includes approximately $1.4 million related to a final delivery on an end-of-life product, and approximately $0.9 million as a result of the inclusion of only one month of operations through the date of sale for the quarter ended December 31, 2007 compared to a full three months recorded in the quarter ended December 31, 2006.

        We recorded amounts in discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Accordingly, we have reported the results of operations and financial position of the Storage Products business in discontinued operations within the Company's statements of operations and as assets and liabilities held for sale in the Company's balance sheet as of September 30, 2007.

        The following table sets forth selected operating results:

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Revenues	$2,346	$5,004

Loss from continuing operations before income taxes	(4,645)	(5,018)
Provision for income taxes	(1,126)	93
Gain (loss) from discontinued operations, net of taxes	4,978	(3,437)

Net income (loss)	$1,459	$(8,548)

Liquidity

        Cash and cash equivalents increased to $41.5 million at December 31, 2007, from $15.5 million at December 31, 2007, as a result of the sale of a portion of the Storage Products business to Maxim for $62.8 million.

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(13,776)	$(7,395)
Net cash provided by (used in) investing activities	60,615	(956)
Net cash used in financing activities	(31,267)	(1,422)

Net increase (decrease) in cash and cash equivalents	$15,572	$(9,773)
Cash and cash equivalents at beginning of period	25,976	25,312

Cash and cash equivalents at end of period	$41,548	$15,539

        In the three months ended December 31, 2007, our operating activities used $13.8 million in cash. This was primarily the result of a $1.5 million net income from continuing and discontinued operations, $18.6 million in net non-cash operating expenses, which includes the gain on sale of the Storage Products business of approximately $21.5 million, and $3.3 million net cash provided by changes in operating assets and liabilities. In the three months ended December 31, 2006, our operating activities used $7.4 million in cash. This was primarily the result of $8.5 million net loss from continuing and discontinued operations, $9.0 million in non-cash operating expenses and $7.8 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the three months ended December 31, 2007 and 2006 included depreciation and amortization, share-based compensation expense, capitalization of interest to principal, gain on sale of business unit, disposal of fixed assets, loss on extinguishment of debt and amortization of debt issuance costs.

        Inventories increased $3.5 million from $33.7 million at September 30, 2007 to $37.2 million at December 31, 2007, which comprised of an increase in inventory of $4.5 million, offset by $1.0 million of inventory sold to Maxim. Primarily as a result of the increase in inventory, accounts payable increased from $15.0 million to $21.0 million. The increase in accounts payable is a direct correlation of the increase in inventory purchases. We invested in wafer die bank and finished goods inventory in order to improve our on-time delivery and customer demand, particularly in our Ethernet product line. Accrued expense decreased primarily as a result of payment of accrued interest, of $1.9 million, for the interest increase on the 2024 Debentures for the period April 1, 2007, through, but not including October 1, 2007 and $0.5 million was paid for the final interest payment on the TCP loan. In addition, deferred revenue increased by $5.1 million, primarily as a result of cash received from the licensing of intellectual property.

        Investing activities provided cash of $60.6 million in the three months ended December 31, 2007, which was primarily the result of the proceeds from the sale of Storage Products business to Maxim for $62.8 million in cash in the first quarter of 2008, partially offset by capital expenditures of approximately $1.0 million.

        Our financing activities used $31.3 million in cash in the three months ended December 31, 2007, which was primarily a result of the repayment of our $59.5 million debt with TCP, offset by the proceeds received from Whitebox for $29.3 million. (See Debt Note in the accompanying financial statements).

        Management believes we have sufficient resources to fund our normal operations over the next 12 months, through at least September 30, 2009. However, on October 1, 2009 the holders of our 2024

Debentures have the right to require us to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. In accordance with the November 3, 2006 amendment to the 2024 Debentures, the October 1, 2009, repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. (See Debt Note in the accompanying financial statements).

        The Company is actively seeking various alternatives to refinance the debt. We are working to either renegotiate the terms of, or refinance some or all of, the 2024 Debentures. However, to date, we have not been able to renegotiate those terms or to raise the capital necessary to repurchase or refinance some or all of the 2024 Debentures. We can make no assurance at this time that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. Accordingly, there is a substantial doubt about our ability to continue as a going concern; no adjustments to the accompanying financial statements have been made to reflect this doubt. See "Risk Factors" below for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

        Additionally, we continue to incur substantial expense related to our restructure and remediation efforts. We anticipate we will incur these costs through at least the first quarter of fiscal 2009, and to continue to have an adverse effect on operating results and liquidity.

        Our primary source of liquidity is cash generated from operations and our existing cash balances and marketable securities. As of December 31, 2007 and September 30, 2007, our cash and cash equivalents totaled $48.2 million and $33.6 million, respectively.

        On October 29, 2007, the Company completed the sale of a portion of our Storage Products business to Maxim for $62.8 million, with a gain on the sale of approximately $21.5 million. Concurrently, we completed the funding of a $30.0 million loan from Whitebox VSC, Ltd. We used a portion of the proceeds of the debt financing, as well as the proceeds from the sale of the Storage Products assets ($62.8 million), to repay the Company's debt facility with TCP. The Whitebox VSC, Ltd. loan has a four-year term, with an option to borrow up to an additional $15.0 million.

        On December 28, 2007, the Company entered into an arrangement to sell intellectual property to a third-party. The contract is a perpetual, non-exclusive, irrevocable license for specified intellectual property. Under the agreement, Vitesse will receive $15.0 million in the form of a license fee and royalties for certain licensed products and core technology. The license fee is paid over time, subject to certain milestones. We received $8.0 million in cash as of September 30, 2008.

Long-Term Debt, Contingent Liabilities and Operating Leases

        The following table summarizes our significant contractual obligations as of December 31, 2007:

	Payment Obligations by Year
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$—	$—	$—	$30,000	$—	$—	$30,000
Convertible subordinated debt	—	—	—	—	—	96,700	96,700
Operating leases	3,139	2,483	2,322	2,251	2,314	2,267	14,776
Inventory and related purchase obligations	13,407	6,480	—	—	—	—	19,887
Software licenses	7,869	6,351	5,117	42			19,379

Total	$24,415	$15,314	$7,439	$32,293	$2,314	$98,967	$180,742

        Currently, $96.7 million in the 2024 Debentures are outstanding. Additionally, we have $30.0 million in long-term debt with Whitebox. Payments to Whitebox are interest only until the maturity date of October 29, 2011. (See Debt Note in the accompanying financial statements). Pursuant to amendments to the 2024 Debenture agreement, the repurchase price of the debentures related to the October 1, 2009 repurchase right would be increased from 100% to 113.76% of the principal amount of the Debentures to be purchased (the 'premium put'). The premium put is not included in the schedule of significant contractual obligations as of December 31, 2007. Additionally, we have $30.0 million in long-term debt with Whitebox VSC, LTD. ("Whitebox") (See Note 7—Debt). In October 2007, concurrent with the sale of a portion of the Storage Products business (See Note 4—Discontinued Operations and Assets Held for Sale), we completed our drawdown of the $30.0 million loan from Whitebox. We used approximately $15.0 million of the proceeds of the debt financing, as well as the proceeds from the sale of the Storage Products assets ($62.8 million), to repay the Company's debt facility with affiliates of TCP.

        We lease facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of December 31, 2007, are included in the table above.

        Inventory and related purchase obligations represent non-cancellable purchase commitments for wafers and substrate parts. Software license commitments represent non-cancellable licenses of intellectual property from third-parties used in the development of the Company's products.

        For purposes of the table above, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our vendors within a relatively short time horizon.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Cash Equivalents and Investments

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2007, the carrying value of our cash and cash equivalents approximated fair value because of the ready market for the cash instruments.

        Our investments have included available-for-sale securities in publicly-held companies. The value of our equity securities is based on quoted market prices. Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale of the investments to differ significantly from the current reported value.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of December 31, 2007, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective. The remedial measures undertaken by the Company to address the material weaknesses in Vitesse's internal control over financial reporting are discussed below.

        To address the material weaknesses in our internal control over financial reporting described below, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the unaudited consolidated financial statements included in this Quarterly Report. Notwithstanding the material weaknesses in our internal control over financial reporting as of December 31, 2007, described below, we believe that the unaudited consolidated financial statements contained in this Quarterly Report present our financial condition, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with generally accepted accounting principles in the United States of America ("GAAP").

        We have continued to work diligently to remedy our accounting issues and improve our internal controls and procedures for financial reporting, as well as to ensure that we have qualified personnel in place to address the aforementioned stock option and accounting irregularities and remediate the internal controls over financial reporting. Although the process of designing and implementing new procedures to minimize the control deficiencies are important to the company, filing of the Forms 10-Q for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008 as well as its Form 10-K for the fiscal year ended September 30, 2008 resulted in a delay in management's ability to adequately design, implement and monitor new procedures to minimize the control deficiencies that led to the issues outlined below. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that there are still material weaknesses in our internal control over financial reporting as of December 31, 2007. Management identified the following key weaknesses:

  •
  Control Environment—We did not maintain an effective control environment. Specifically:

  1.
  We have not yet fully implemented all the necessary policies and procedures to ensure that we have an effective control environment based on criteria established in the COSO framework. Specifically, the company needs to fully implement controls to help prevent or detect instances of intentional override or intervention of our controls or intentional misconduct by employees or management

  2.
  We did not maintain sufficient policies and procedures over the administration and accounting for stock options

  3.
  Our information systems lack sufficient controls that limit access to key applications and data

  4.
  We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements and business environment

  5.
  We did not maintain a sufficient segregation of duties to decrease the risk of inappropriate accounting.

  •
  Period-end financial reporting process—We did not maintain effective controls over the period-end reporting process, including controls with respect to the review, supervision, and monitoring of accounting operations. Specifically:

  1.
  Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not always adequately reviewed and approved for validity, completeness, and accuracy

  2.
  Account reconciliations of balance sheet accounts were not always properly and timely performed, and the reconciliations and their supporting documentation were not consistently reviewed for completeness, accuracy, and timely resolution of reconciling items

  3.
  We have not fully designed or implemented effective controls to ensure the completeness, accuracy, and timeliness of the financial and accounting process. Major weaknesses identified include controls over inventory, revenue recognition and the recording of payroll

  4.
  The major weaknesses in inventory included a lack of accounting accuracy and valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

Changes in Our Internal Control Over Financial Reporting and Remediation of the Material Weaknesses

        It is important to note that based on the additional procedures performed as part of the Company's ongoing remediation of its financial controls, current management has concluded that important improvements were made to the control environment commencing in mid-2006, including: (i) an improved commitment to competency manifested by the hiring of more experienced and senior finance and legal personnel; (ii) the development of additional financial policies and procedures that, when fully implemented, will enhance independent judgment and review, including, as appropriate, segregation of duties and increased employee responsibility and accountability for the completeness of the Company's disclosures; (iii) the establishment of processes and procedures to increase communications between the financial reporting and accounting functions and senior management, including our Audit Committee; and (iv) instituting a formal Code of Business Conduct and Ethics and whistle-blower policy.

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

  •
  We are in the process of establishing an internal audit function. This individual will report to the Audit Committee. Through this function we will implement enhancements to our independent monitoring of controls and expanded education, compliance training and review programs to strengthen employees' competency, independent judgment and intolerance for questionable practices, and emphasize the importance of improved communication among the Company's various internal departments and global operations—focused initially on the identified control weaknesses, but over time with a commitment to make efforts to continuously improve our broader control environment.

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

  •
  Additional permanent accounting staff has been added. Also, investments have been made in information system tools to improve controls and enable additional accounting review. The Company continues to strengthen its GAAP and SEC reporting competency and will be adding permanent staff with those skills.

  •
  We have engaged a third party vendor to monitor and reconcile inventory activity with our distributors helping to identify and resolve data discrepancies on a timely basis.

  •
  To systemically correct the material weaknesses and report to the Audit Committee, a compliance council has been formed and is chaired by the Corporate Controller. The compliance council is staffed with a cross section of the executive staff with a charter to continuously improve the policies and procedures which systemically will eliminate material weaknesses. Also, a confidential ethics "hot-line" has been established and its use is widely communicated to employees. The "hot-line" directly reports to the Chairman of the Audit Committee. A disclosure committee chaired by internal legal counsel and comprised of senior executive staff members reviews each functional area's signed quarterly attestation to its adherence to Company policies.

  •
  In order to improve and correct the timeliness and accuracy of balance sheet account reconciliations, investments have been made in accounting information system software and additional staffing and training of permanent staff.

  •
  Progress has been made in operations ownership of inventory control with timely transaction processing, detail review of inventory stages and reserve levels. Attention to the acute need for timely processing of transactions has closed the gaps between material movement and accounting accuracy.

  •
  Additional training for payroll personnel has been implemented and a new payroll system has been implemented which will address integration of the Human Resources data with the payroll system to ensure consistent and accurate payroll accounting.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The information set forth under Note 7 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see "Risk Factors" immediately below.

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below before investing in our securities. We have organized our risks into the following categories:

  •
  Risks Relating to Our Liquidity, Financing Arrangements, and Capital Commitments;

  •
  Risks Relating to Our Business; and

  •
  Risks Relating to our Current and Prior Financial Statements and Related Matters.

Risks Relating to Our Liquidity; Financing Arrangements and Capital Commitments

We have not been able to renegotiate the terms of our 1.5% Convertible Subordinated Debentures Due 2024 ("2024 Debentures") or raise the capital necessary to repurchase some or all of the 2024 Debentures, consequently the audit opinion we have received with respect to our financial statements for the fiscal year ended September 30, 2008, includes an uncertainty regarding our ability to continue as a going concern and may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

        The holders of our 2024 Debentures have the right, as of October 1, 2009, to require us to repurchase some or all of the 2024 Debentures at a price equal to 113.76% of the principal amount of the 2024 Debentures. If all of the holders of the 2024 Debentures exercise their repurchase rights, the total repurchase price would be $110 million. We are working to either renegotiate the terms of, or refinance some or all of, the 2024 Debentures. However, to date, we have not been able to renegotiate those terms or to raise the capital necessary to repurchase or refinance some or all of the 2024 Debentures. Consequently, the audit opinion issued by our independent registered public accounting firm with respect to our audited financial statements for the fiscal year ended September 30, 2008 contains a uncertainty regarding our ability to continue as a going concern.

        Such a "going concern" uncertainty indicates that there is substantial doubt as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at September 30, 2008, to cover our operating capital requirements for the next twelve-month period and the October 1, 2009 repurchase of the 2024 Debentures. If sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations. A going concern uncertainty may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

We have received an audit opinion expressing an uncertainty about our ability to continue as a going concern.

        The audit report issued by our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2008 contains an uncertainty regarding our ability to continue as a going concern. This concern is largely due to the right of the holders, exercisable on October 1, 2009, of the 2024 Debentures to require us to repurchase some or all of the 2024 Debentures at a price equal to 113.76% of the principal amount of the 2024 Debentures.

        This uncertainty indicates there is substantial doubt as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at September 30, 2008 to cover our operating capital requirements for the next twelve-month period, including the potential requirement to repurchase some or all of the 2024 Debentures, and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations. A going concern uncertainty may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

        There can be no assurance that our independent registered public accounting firm will not continue to express an uncertainty about our ability to continue as a going concern. In addition, if we fail to renegotiate with the holders of the 2024 Debentures or to raise the capital necessary to repurchase some or all of the 2024 Debentures, our business, financial condition and results of operations will likely be materially and adversely affected.

If required, our ability to repurchase our debentures with cash may be limited and failure to repurchase the debentures could constitute an event of default.

        If we fail to renegotiate with the holders of the 2024 Debentures or to raise the capital necessary to repurchase some or all of the 2024 Debentures and the premium put, our business, financial condition and results of operations will likely be materially and adversely affected.

        On October 1, 2009, the holders of our 1.5% Convertible Subordinated Debentures Due 2024 ("2024 Debentures"), have the right to require us to repurchase some or all of the 2024 Debentures at a price equal to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million aggregate principal amount of the 2024 Debentures is outstanding. We cannot assure that we will have sufficient financial resources or will be able to arrange financing to pay the repurchase price of any 2024 Debentures tendered for repurchase.

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

        Following a substantial downturn that started in late 2000 and continued for many years, market conditions for our products began to improve modestly in 2005 and have generally continued to improve through 2008. During this time, our overall revenues have increased, but tend to be volatile during certain periods. During these periods, our revenues have not been sufficient to cover our operating expenses. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future; we anticipate future losses from operations. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

  •
  Sales or closures of discontinued operations.

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

The cyclical nature of and volatility in the semiconductor industry could adversely impact our revenue and results of operations.

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

        In the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for our customers, our vendors, and us to accurately forecast and plan future business activities, and could cause U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets in which we operate do not remain at their present levels, our business, financial condition, and results of operations will likely be materially and adversely affected.

The short life cycles of some of our products may leave us with obsolete or excess inventories, which could have an adverse impact on our operating profit and net income.

        The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage production and inventory levels closely. We cannot assure you that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not result in significant charges that will negatively affect our operating profit and net income.

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

        We sell, and expect to continue selling, a significant number of products pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. Cancellations or deferrals could cause us to hold excess inventory, which could adversely affect our results of operations. If a customer cancels or defers product shipments or refuses to accept shipped products, we may incur unanticipated reductions or delays in recognizing revenue. If a customer does not pay for products in a timely manner, we could incur significant charges against income, which could materially and adversely affect our revenue and cash flows.

Our international sales and operations subject us to risks that could adversely affect our revenue and operating results.

        Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 49%, 48%, and 46% of our net revenue in fiscal 2008, 2007, and 2006 respectively. Development and customer support operations located outside the U.S. have historically accounted for a significant percentage of our operating expenses and we anticipate that such operations will continue to be a significant percentage of our expenses. International sales and operations involve a variety of risks and uncertainties, including risks related to:

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

        Failure to successfully address these risks and uncertainties could adversely affect our international sales, which could in turn, have a material and adverse effect on our results of operations and financial condition.

Risks Relating to Our Business

Recent changes in our management may cause uncertainty in, or be disruptive to, our general business operations and the implementation of our business strategy.

        Since April 2006, we have replaced our Chief Executive Officer, Chief Financial Officer, and most of our accounting and financial staff as well as several Vice Presidential level positions reporting to the CEO. In addition, most of the members of our Board of Directors have resigned and new directors have been appointed. These changes in our management and Board of Directors have been and may continue to be disruptive to our business, and, during the transition period, there have been and may continue to be uncertainty among customers, investors, vendors, employees, and others concerning our future direction and performance. Our future success will depend, to a significant extent, on the ability of our management team to work together effectively. The loss of any member of our senior management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Moreover, our success will depend on our ability to attract, hire, and retain senior management and other key personnel and on the abilities of the new management personnel to function effectively, both individually and as a group, going forward.

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

We depend on third-party wafer foundries and other suppliers and subcontract manufacturers to manufacture substantially all of our current products and any delays in materials, packaging, or manufacturing capacity or failure to meet quality control requirements could have material adverse effects on our customer relationships, revenues, and cash flows.

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

        These and other risks associated with our reliance on third-party wafer foundries could materially and adversely affect our revenues, cash flows, and relationships with our customers. For example, the third-party foundries that manufacture our wafers have from time-to-time experienced manufacturing defects and reductions in manufacturing yields. In addition, disruptions and shortages in wafer foundry capacity may impair our ability to meet our customers' needs and negatively impact our operating results. Our third-party wafer foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. Historically, there have been periods in which there has been a worldwide shortage of wafer foundry capacity for the production of high-performance integrated circuits such as ours. Instead of having long-term agreements with any of our third-party foundries, we instead subcontract our manufacturing requirements on a purchase order basis. As a result, it is possible that the capacity we will need in the future may not be available to us on acceptable terms, if at all.

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

        Finally, we are subject to occasional end-of-life ("EOL") notices on certain material and/or products that may impact our ability to continue to support certain products. This may impact our ability to continue to support certain products, forcing us to EOL our products if we cannot obtain a replacement source of material. This may impact revenue and/or require us to incur additional costs to provide alternative sources for these materials.

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

        In the past, we have experienced difficulties in achieving acceptable probe and/or final test yields on some of our products, particularly with new products, which frequently involve new manufacturing processes and smaller geometry features than previous generations. Maintaining high numbers of good die per wafer is critical to our operating results, as decreased yields can result in higher unit costs, shipment delays, and increased expenses associated with resolving yield problems. Because we also use estimated yields to value work-in-process inventory, yields below our estimates may require us to increase the value of inventory and related reserves reflected on our financial statements. In addition, defects in our existing or new products may require us to incur significant warranty, support and repair costs, and could divert the attention of our engineering personnel away from the development of new products. As a result, poor manufacturing yields, defects or other performance problems with our products could adversely affect our ability to provide competitively priced products.

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

        On June 28, 2006, the Company's common stock was delisted from the NASDAQ National Market. Until recently, except for certain, very limited circumstances, the Company has not granted stock options to newly hired or current employees. On October 13, 2008, we granted stock options and restricted stock units to current employees. Since our competitors utilize stock option grants as a significant employee benefit, our inability to offer stock options has hindered our efforts to attract and retain key employees.

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

        Our customers may substitute use of our products in their next-generation equipment with those of current or future competitors. In the communications market, which includes our Carrier and Enterprise Network markets, our competitors include Applied Micro Circuits Corporation, Broadcom Corporation, Marvell Technology Group Ltd., Maxim Integrated Products, Inc., Mindspeed Technologies, Inc., and PMC-Sierra, Inc. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources, to enter the market with new products. In addition, we are aware of smaller privately-held companies that focus on specific portions of our range of products. These companies, individually and collectively, represent future competition during the design stage and in subsequent product sales.

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

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to and distribution of our proprietary information. As of December 31, 2007, we had 89 U.S. patents and 14 foreign patents for various aspects of design and process innovations used in the design and manufacture of our products and have a number of pending U.S. and foreign patent applications.

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

We have a shareholder rights plan designed to discourage hostile takeovers and may prevent shareholders from realizing a takeover premium on their shares of Vitesse common stock.

        Vitesse has a shareholder rights plan intended to preserve the long-term value of Vitesse to our shareholders by discouraging a hostile takeover. Under the shareholder rights plan, each outstanding share of our common stock has an associated preferred stock purchase right. The rights are exercisable only if a person or group acquires 15% or more of our outstanding common stock. The dilutive effect of the rights on the acquiring person or group is intended to encourage such person or group to negotiate with our Board of Directors prior to attempting a takeover. If our Board of Directors believes a proposed acquisition of Vitesse is in the best interests of Vitesse and its shareholders, our Board of Directors may amend the shareowner rights plan or redeem the rights for a nominal amount in order to permit the acquisition to be completed without interference from the plan. However, by discouraging hostile takeovers the shareholder rights plan may prevent shareholders from realizing a takeover premium on their shares of Vitesse common stock.

Risks Relating to our Current and Prior Financial Statements and Related Matters

We have material weaknesses in our internal control over financial reporting and cannot provide assurance that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure control and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

        Following the Company's determination that the Management Report on Internal Control over Financial Reporting as of September 30, 2005, and the Audit Report of KPMG, LLP, the Company's former independent registered public accounting firm, relating to the effectiveness of the Company's internal control over financial reporting and management's assessment, thereof, as of September 30, 2005, both of which reports are included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005, should not be relied upon, See the Company's Annual Report on Form 10-K for the year ended September 30, 2007 for more detailed historical information.

        Management's evaluation of the design and operating effectiveness of our internal control over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system, including that we did not maintain: (i) an effective control environment, which includes controls over the administration of and accounting for stock options and access to our information systems, as well as adequate segregation of duties; or (ii) effective controls over the period-end process, including the review, supervision, and monitoring of the preparation of journal entries and account reconciliations, as well as the accounting for inventory, revenue recognition and payroll.

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

        While we are committed to the changes made to our internal control over financial reporting, and believe we have made progress towards resolving our material weaknesses, until sufficient time has passed as to evaluate the effectiveness of the modifications of our internal control over financial reporting, we cannot assure you that there will not be errors in our financial statements that could require a restatement or delay in filings, and as a result investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

We and our employees face potential federal tax and other liabilities in connection with our past option grant practices.

        In reviewing past stock option grants, Vitesse determined that various stock options were granted with exercise prices that were less than the fair market value of Vitesse's common stock on the date of grant. These grants raise potential tax issues involving Code Sections 162(m) and 409A as well as income tax and employment tax withholding obligations. The issue was voluntarily disclosed to the IRS and the parties are in the process of working out resolutions to the various issues.

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

        As discussed above, we have not been able to restate or provide financial statements for any period prior to October 1, 2005. Until the filings of the Form 10-Q for the periods ended December 31, 2007, March 31, 2008 and June 30, 2008 and its annual report on Form 10-K for the fiscal year ended September 30, 2008 we were unable to comply with the financial statement requirements for an Annual Report on Form 10-K under the Exchange Act. Our failure to comply fully with our reporting requirements under the Exchange Act could result in the SEC deregistering our common stock under the Exchange Act and/or imposing civil penalties on us.

        Our failure to comply fully with our reporting requirements under the Exchange Act precluded us from registering any offer or sale of our securities with the SEC. In addition, we will not be eligible to use a "short form" registration statement on Form S-3 until we have been current and timely in our periodic reporting obligations for 12 months, which could increase the cost of raising capital through the issuance and sale of equity. Furthermore, requirements under the Exchange Act regarding the information that must be provided to shareholders in connection with an annual meeting of shareholders may preclude us from taking certain actions intended to increase the attractiveness of our common stock and facilitate relisting on a national exchange, as discussed below.

The market price for our common stock has been volatile due, in part, to our delisting from the NASDAQ National Market in June 2006 and future volatility could cause the value of investments in our Company to fluctuate.

        As a result of our failure to comply fully with our reporting requirements under the Exchange Act, our common stock has been delisted from the NASDAQ National Market. We currently are quoted under the symbol VTSS.PK on the Pink Sheets, an electronic quotation service for securities traded over-the-counter. As a result, there may be significantly less liquidity in the market for our common stock. In addition, our ability to raise additional capital through equity financing, and attract and retain personnel by means of equity compensation, may be impaired. Furthermore, we may experience decreases in institutional and other investor demand, analyst coverage, market-making activity, and information available concerning trading prices and volume, and fewer broker-dealers may be willing to execute trades with respect to our common stock. The delisting has decreased the attractiveness of our common stock and caused the trading volume of our common stock to decline significantly, which has resulted in a significant decline in the market price of our common stock.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE BY SHAREHOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

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
4.2
Rights Agreement dated as of March 3, 2003 between Vitesse Semiconductor Corporation and EquiServe Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 1 to the Form 8-A12(g) filed March 5, 2003).
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
10.5
Amendment No. 1, dated October 10, 2007, to the Fourth Amended and Restated Loan Security Agreement between the Company and Special Value Expansion Fund & Obsidian, as amended June 20, 2006. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 15, 2007).
10.6	Employment Agreement between the Company and Chris Gardner, dated as of June 26, 2006. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 7, 2006).
10.7
First Supplemental Indenture, dated November 3, 2006 between the Company and U.S. Bank National Assoc. as Trustee. (Incorporated by reference to Exhibit 99 to the Company's Form 8-K filed November 9, 2006).
10.8	Employment Agreement between the Company and Richard Yonker dated as of November 16, 2006. (Incorporated by reference to Exhibit 99.A4 to the Company's Form 8-K filed December 20, 2006).
10.9	Employment Agreement between the Company and Michael Green, dated January 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 31, 2007).
10.10	Warrant Registration Rights Agreement, dated January 25, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 31, 2007).
10.11	Amended and Restated Employment Agreement between the Company and Richard Yonker, dated June 26, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 29, 2007).
10.12	Amended and Restated Employment Agreement between the Company and Christopher Gardner, dated July 27, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 2, 2007).
10.13	2001 Stock Incentive Plan, Amended and Restated as of July 27, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 2, 2007)
10.14	Form of Indemnity Agreement between the Directors and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 22, 2007).
10.15
Purchase and Sale Letter Agreement, dated August 22, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 29, 2007).
10.16	Loan Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.3to the Company's Form 8-K filed August 29, 2007).
10.17
Senior Unsecured Convertible Note Purchase Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed August 29, 2007).
10.18
Second Supplemental Indenture, dated September 24, 2007 between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 27, 2007).
10.19	Term Note, dated October 29, 2007 between the Company and Whitebox VSC, Ltd. for $30 million. (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed October 31, 2007).

10.20	Intellectual Property, Assignment and License Agreement, dated October 29, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 31, 2007).
10.21	Letter Agreement, dated October 26, 2007 between the Company and Dr. Martin C. Nuss (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 20, 2007).
10.22
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

VITESSE SEMICONDUCTOR CORPORATION (Registrant)
Dated: December 30, 2008	By:	/s/ CHRISTOPHER R. GARDNER Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: December 30, 2008	By:	/s/ CHRISTOPHER R. GARDNER Director and Chief Executive Officer
Dated: December 30 2008	By:	/s/ RICHARD C. YONKER Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: December 30, 2008	By:	/s/ GUY W. ADAMS Director
Dated: December 30, 2008	By:	/s/ VINCENT CHAN Director
Dated: December 30, 2008	By:	/s/ STEVEN P. HANSON Director
Dated: December 30, 2008	By:	/s/ ROBERT A. LUNDY Director
Dated: December 30, 2008	By:	/s/ EDWARD ROGAS, JR. Director
Dated: December 30, 2008	By:	/s/ WILLOW B. SHIRE Director