Form 10-Q
period 2008-03-31
VITESSE SEMICONDUCTOR CORP
filed 2008-12-31
CIK 880446

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

VITESSE SEMICONDUCTOR CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,007	$25,976
Short-term investments	5,175	7,600
Accounts receivable, net	6,205	7,146
Inventory	44,086	33,728
Assets held for sale	—	35,472
Restricted cash	589	2,147
Prepaid expenses and other current assets	3,468	6,188

Total current assets	95,530	118,257
Property, plant and equipment, net	10,750	9,286
Goodwill	191,417	191,418
Other intangible assets, net	1,533	3,295
Other assets	3,943	5,092

	$303,173	$327,348

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,194	$14,988
Accrued expenses and other current liabilities	19,273	25,785
Liabilities held for sale	—	372
Deferred revenue	24,711	21,825

Total current liabilities	62,178	62,970
Other long-term liabilities	1,649	1,728
Long-term debt, net of discount of $671 and $1,551at March 31, 2008 and September 30, 2007, respectively	29,329	58,418
Convertible subordinated debt	96,700	96,700

Total liabilities	189,856	219,816

Minority interest	966	1,289
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 223,555,580 shares outstanding at March 31, 2008 and September 30, 2007, respectively	2,240	2,240
Additional paid-in-capital	1,743,295	1,741,048
Accumulated other comprehensive income	2,356	3,739
Accumulated deficit	(1,635,539)	(1,640,784)

Total shareholders' equity	112,352	106,243

	$303,174	$327,348

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues	$55,593	$50,921	$108,135	$108,535
Costs and expenses:
Cost of revenues	25,514	25,078	52,012	54,975
Engineering, research and development	12,453	11,454	25,126	24,355
Selling, general and administrative (including gain on sale of fixed assets of $3,200 for the three and six months ended March 31, 2008)	9,296	10,891	23,188	21,684
Accounting remediation & reconstruction expense & litigation costs	3,585	2,846	6,746	7,920
Amortization of intangible assets	629	1,735	1,894	3,766

Costs and expenses	51,477	52,004	108,966	112,700

Income (loss) from operations	4,116	(1,083)	(831)	(4,165)
Other income (expense):
Interest expense, net	(947)	(255)	(1,594)	(463)
Loss on extinguishment of debt	—	—	—	(1,977)
Other income (expense), net	(226)	1,269	723	1,518

Other income (expense), net	(1,173)	1,014	(871)	(922)
Income tax expense (benefit)	577	60	(549)	153
Income (loss) from continuing operations before discontinued operations	2,366	(129)	(1,153)	(5,240)
Discontinued operations
Income (loss) from discontinued operations, net of tax of $997 and gain on sale of $21,500 for the six months ended March 31, 2008	1,420	(3,939)	6,398	(7,376)

Net income (loss)	$3,786	$(4,068)	$5,245	$(12,616)

Basic and diluted income (loss) per share:
Continuing operations	$0.01	$(0.00)	$(0.01)	$(0.02)
Discontinued operations	0.01	(0.02)	0.03	(0.03)

Net income (loss) per share	$0.02	$(0.02)	$0.02	$(0.05)

Weighted average shares outstanding:
Basic and diluted	223,556	223,556	223,556	223,556

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$5,245	$(12,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,263	5,784
Share-based compensation	2,247	4,106
Allowance for doubtful accounts	—	249
Allowance for sales return reserve	(60)	62
Loss on extinguishment of debt	—	1,977
Capitalization of interest	—	3,027
Amortization of debt issuance costs and debt discounts	376	438
Gain on sale of Storage Products business	(21,509)	—
(Gain)/loss on disposal of fixed assets	(3,182)	—
Forgiveness of interest	(497)	—
Change in operating assets and liabilities:
Accounts receivable	1,001	(1,174)
Inventory	(11,387)	5,505
Restricted cash	1,558	187
Prepaids and other current assets	3,032	(715)
Accounts payable	3,206	(10,332)
Accrued expenses and other liabilities	(6,746)	(2,456)
Deferred Revenue	2,885	889

Net cash used in operating activities	(20,568)	(5,069)

Cash flows from investing activities:
Proceeds from sale of investments	392	—
Net purchase of short-term investments	—	2
Restricted cash	(6)	28
Disposal of fixed assets	3,207	—
Sale of Storage Products business	62,845	—
Transaction costs for sale of Storage Products business	(1,636)	—
Capital expenditures	(2,936)	(443)
Purchase of intangibles	—	(509)

Net cash provided by (used in) investing activities	61,866	(922)

Cash flows from financing activities:
Repayment of debt	(59,471)	—
Proceeds from debt	29,250	—
Debt issuance costs	(1,046)	(125)
Repayment of capital lease obligations	—	(2,868)

Net cash used in financing activities	(31,267)	(2,993)

Net increase in cash	10,031	(8,984)
Cash at beginning of year	25,976	25,312

Cash at end of year	$36,007	$16,328

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Fiscal Periods

        Company's fiscal year is October 1 through September 30. References made to the second quarters of fiscal 2008 and fiscal 2007 relate to the quarters ended March 31, 2008 and 2007, respectively.

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

        The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at March 31, 2008 and September 30, 2007, and the consolidated results of our operations for the three and six months ended March 31, 2008 and 2007, and our consolidated cash flows for the six months ended March 31, 2008 and 2007. The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

        The Company has incurred net losses historically and has used cash in operating activities, and has an accumulated deficit of $1.6 billion as of March 31, 2008. The Company also has significant contractual obligations related to its debt for the fiscal year 2009 and beyond. Management believes we

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

have sufficient resources to fund our normal operations over the next 12 months, through at least September 30, 2009. However, holders of our 1.5% Convertible Subordinated Debentures due 2024 ("2024 Debentures") have the right to require us to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. In accordance with the November 3, 2006 amendment to the 2024 Debentures, the October 1, 2009 repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. (See Debt Note in the accompanying financial statements).

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

Foreign Currency Translation

        The functional currency of our foreign subsidiaries is the United States dollar, however our foreign subsidiaries transact in local currencies. Consequently, assets and liabilities are translated into United States dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Foreign currency transaction gains and losses are included in results of operations.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, short-term and long-term investments and accounts receivable. Cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks have exceeded the amount of insurance provided on such deposits. The Company maintains its cash in commercial accounts with high-credit quality financial institutions. Although the financial institutions are considered creditworthy, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000. At March 31, 2008, the Company's cash balance exceeded the deposit insurance limits provided by the FDIC by $41,905,134. Cash balances held in foreign bank accounts are not insured by the FDIC, and at March 31, 2008 these balances totaled $90,971. At March 31, 2008, the Company's foreign subsidiaries reflected $450,991 of cash on their financial statements, which is not insured by the FDIC.

        The Company believes that the credit risk in its accounts receivable is mitigated by the Company's credit evaluation process and maintaining an allowance for anticipated losses. For the quarter ended March 31, 2008, one customer accounted for more than 10% of our revenues. Total sales to this customer were 10.2% and 7.7% for the quarters ended March 31, 2008 and March 31, 2007, respectively.

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the quarters ended March 31, 2008 and 2007 were $79,000 and $44,000, respectively.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

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

        We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. Sales returns typically occur for quality related issues and allowances are based on specific criteria such as rebate agreements. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns or allowances differ from our estimates, our operations may be affected. As of March 31, 2008 and September 30, 2007 our sales return reserve was $83,000 and $143,000, respectively.

        We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable based on a combination of factors. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollected. The Company includes any accounts

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of March 31, 2008 and September 30, 2007, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

        On December 28, 2007, the Company entered into an arrangement to license intellectual property to a third-party. The contract is a perpetual, nonexclusive, non-transferable, irrevocable license for specified intellectual property. As part of the contract, we were granted a perpetual, nonexclusive, non-transferable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse will receive $15.0 million in license fees plus royalties for the rights to certain products and technology. Of the fees and royalty payments, $10.0 million were received over time, subject to certain milestones. The remaining $5.0 million will be received upon the earlier of licensee's first commercial sale using the intellectual property or the one-year anniversary of the agreement.

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

Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts

        We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable on a monthly basis based on a combination of factors, including whether any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of March 31, 2008 and September 30, 2007, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

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

        For our investments in equity securities of privately-held companies where quoted market prices are not available, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is below the fair value of an investment at the end of any period, the investment is considered for impairment. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our investment in the equity securities of a privately-held company was $248,000 as of March 31, 2008 and September 30, 2007.

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

        Additionally, our financial instruments include our 1.5% Convertible Subordinated Debentures ("2024 Debentures") and a $30 million senior note with Whitebox VSC, LTD. ("Whitebox") (see Note 7—Debt). We have estimated the approximate fair value of the 2024 Debentures using recent price quotes and trading information regarding shares of our common stock into which the debentures are convertible. The fair value of the 2024 debentures was estimated to be $40.0 million and $40.0 million, as of March 31, 2008 and 2007, respectively.

        We completed a second Consent Solicitation of the holders of the 2024 Debentures where we agreed to increase the repurchase price with respect to the October 1, 2009, repurchase right from 100% to 113.76% of the principal amount of the Debentures to be purchased (the 'premium put'). We have estimated the approximate fair value of the premium put as the difference between the estimated

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

value of the debentures with and without the premium put feature. The premium put was estimated to have no fair value as of March 31, 2008 and 2007.

        The senior note with Whitebox is stated at carrying value, net of unamortized debt discount, which is a reasonable estimate of fair value.

Inventory

        Inventory is stated at the lower of cost or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred, until the product is proven through testing and acceptance by the customer. At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventory is shown net of reserves of $44.1 million and $33.7 million at March 31, 2008 and September 30, 2007, respectively.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' estimated remaining useful lives, ranging from three to five years, except for leasehold improvements, which are stated at cost and amortized over the shorter of the term of the related lease or their estimated useful lives. Depreciation and amortization costs from continuing operations were $0.7 million and $0.7 million for the quarters ended March 31, 2008 and 2007, respectively. Depreciation and amortization costs from discontinued operations were $0.0 million and $0.2 million for the quarters ended March 31, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets

        Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform a two-step process on an annual basis, or more frequently if necessary, to determine: (i) whether the fair value of the relevant reporting unit exceeds carrying value; and (ii) to measure the amount of an impairment loss, if any. . We will complete this process in the fourth quarter of fiscal 2008 or sooner, if necessary, and determine if there is an impairment Intangible assets, other than goodwill, are amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to 10 years.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

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

Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset, or fair market value. Assets held for sale are recorded at the lesser of fair value less costs to sell or carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges for the quarters ended March 31, 2008 and 2007.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

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

        The Company adopted SFAS 123R effective October 1, 2005, using the modified-prospective transition method of recognition of compensation expense related to share-based payments. Under this transition method, compensation expense recognized during the quarters ended March 31, 2008 and 2007 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested, as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all share-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company's consolidated statements of operations for the quarters ended March 31, 2008 and 2007 reflect the impact of adopting SFAS 123R.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

vested, or for partially vested awards, the value of the portion of the award that is ultimately expected to vest for which the requisite services have been provided.

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management adopted this pronouncement in the current financial statements beginning with October 1, 2007.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

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

Note 2. Supplemental Financial Information

Inventory

        The following table presents the details of the Company's inventory:

	March 31, 2008	September 30, 2007
	(in thousands)
Inventory:
Raw materials	$7,589	$4,567
Work-in-process	14,318	11,773
Finished goods	22,179	17,388

Total	$44,086	$33,728

Property, Plant and Equipment

        The following table presents the details of the Company's property, plant and equipment:

	March 31, 2008	September 30, 2007
	(in thousands)
Property, Plant and Equipment:
Machinery and equipment	$101,798	$106,586
Furniture and fixtures	2,089	2,064
Computer equipment	24,703	24,102
Leasehold improvements	10,225	10,145
Land	1,630	1,630
Buildings	2,024	2,024
Construction in progress	655	—

	143,124	146,551
Less: Accumulated depreciation and amortization	(132,374)	(137,265)

Total	$10,750	$9,286

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 2. Supplemental Financial Information (Continued)

Accrued Expenses and Other Current Liabilities

        The following table presents the details of the Company's accrued expenses and other current liabilities:

	March 31, 2008	September 30, 2007
	(in thousands)
Accrued Expenses and Other Current Liabilities:
Accrued legal fees and settlements	$7,184	$7,666
Accrued wages, commissions and benefits	4,878	4,526
Accrued vacation	2,671	2,673
Accrued software license agreements	336	1,987
Accrued expenses	1,687	1,294
Accrued commissions	100	828
Miscellaneous taxes	369	299
Interest payable	538	3,531
Customer prepayments and deposits	143	1,507
Other	1,366	1,474

Total	$19,273	$25,785

Revenues by Product Markets

        The following table presents revenues by product markets:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Carrier Networking Products	$24,286	$19,225	$45,455	$39,762
Enterprise Networking Products	18,060	19,127	36,860	35,131
Non-Core Products	13,247	12,569	25,820	33,642

Total Net Revenues	$55,593	$50,921	$108,135	$108,535

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 2. Supplemental Financial Information (Continued)

Revenues by Geographic Area

        The following table presents revenues by geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
North America(1)	$26,174	$26,148	$53,416	$58,137
Asia Pacific	23,275	16,262	42,407	33,664
Europe	6,144	8,511	12,312	16,734

Total Net Revenues	$55,593	$50,921	$108,135	$108,535

    (1)
    North America includes USA, Canada and Mexico

        The Company believes a substantial portion of the product sold to original equipment manufacturers ("OEMs") and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in North America and Europe.

Computation of Net Income (Loss) per Share

        The following table presents the computation of net income and net loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Income (loss) from continuing operations	$2,366	$(129)	$(1,153)	$(5,240)
Gain / (loss) on discontinued Storage Products, net	1,420	(3,939)	6,398	(7,376)

Net income (loss)	$3,786	$(4,068)	$5,245	$(12,616)

Weighted average number of shares—basic and diluted	223,556	223,556	223,556	223,556
Income (loss) per share:
Continuing operations	$0.01	$(0.00)	$(0.01)	$(0.02)
Discontinued operations	0.01	(0.02)	0.03	(0.03)

Net Income (loss)	$0.02	$(0.02)	$0.02	$(0.05)

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 2. Supplemental Financial Information (Continued)

        The weighted average potential common shares excluded from the diluted computation are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Outstanding stock options	19,833	26,761	18,623	28,330
Outstanding warrants	150	108	150	54
Convertible debentures	37,981	37,981	37,981	37,981

Total potential common shares excluded from calculation	57,964	64,850	56,754	66,365

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

        The Company evaluated the carrying value of goodwill and determined that the fair values of the assets exceed carrying value as of March 31, 2008. We will complete this process in the fourth quarter of fiscal 2008 or sooner, if necessary, and determine if there is an impairment.

        Carrying value of goodwill for the quarters ended March 31, 2008 and September 30, 2007 was $191.4 million. No other activity or adjustments to goodwill occurred for the quarters ended March 31, 2008 and September 30, 2007.

Other Intangible Assets

        Other intangible assets consist primarily of existing technologies, customer relationships, and covenants "not-to-compete" acquired in business combinations. Acquired intangibles are amortized on

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 3. Goodwill (Continued)

a straight-line basis over the respective estimated useful lives of the assets. The carrying value of intangible assets at March 31, 2008 and September 30, 2007 was $1.5 million and $3.3 million, respectively.

Note 4. Discontinued Operations and Assets Held for Sale

        On October 29, 2007, the Company completed its sale of a portion of the Storage Products business to Maxim Integrated Products, Inc. ("Maxim") for $62.8 million, with a gain on the sale of approximately $21.5 million, plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement. Maxim acquired the Company's SAS, SATA expander product markets, enclosure and baseboard management devices, and certain other assets of the Storage Product business. Assets sold include inventory, property & equipment, goodwill and intangible assets of $35.5 million. As part of the sale, Maxim assumed a liability for employees' accrued vacation of $0.3 million. Debt issuance costs related to the debt with Tennenbaum Capital Partners ("TCP") of $3.5 million were included in the calculation of the gain on the sale. The gain was reduced by costs of completing the sale in the amount of $1.6 million.

        In accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF Issue 87-24"), we have allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of Storage Product business. For the six months ended March 31, 2008, interest expense of approximately $16.9 million was included in discontinued operations. Interest expense included a "make-whole" payment of $16.4 million, and interest expense and amortization of deferred financing fees of $0.5 million. For the three and six months ended March 31, 2007, interest and amortization of deferred financing fees were $2.4 million and $5.0 million, respectively.

        We recorded amounts in discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Accordingly, we have reported the results of operations and financial position of the Storage Product business in discontinued operations within the Company's statements of operations and as assets and liabilities held for sale in the Company's balance sheet as of September 30, 2007.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 5. Debt (Continued)

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

        The modification of the conversion feature discussed above resulted in an increase in the initial conversion rate to approximately 392.773 shares of common stock per $1,000 principal amount of the 2024 Debentures from approximately 255.102 shares of common stock per $1,000 principal amount of the debenture. Upon conversion, the Company will have the option to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company may redeem the 2024 Debentures after October 1, 2007 if its stock price is at least 170% of the conversion price, or

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 5. Debt (Continued)

approximately $4.32 per share, for 20 trading days within any consecutive 30-day trading period, and may also redeem the 2024 Debentures beginning October 1, 2009, without being subject to such condition. In addition, holders of the 2024 Debentures have the right to require the Company to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. In accordance with the November 3, 2006 amendments to the 2024 Debentures, the October 1, 2009 repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the three months ended March 31, 2008 and 2007, interest expense relating to the debentures was $0.4 million. For the six months ended March 31, 2008 and 2007, interest expense relating to the debentures was $0.7 million. Outstanding 2024 Debentures were $96.7 million at December 31, 2007 and September 30, 2007.

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

        On September 30, 2007, other long-term debt consisted of a $52.0 million loan and approximately $8.0 million of paid-in-kind interest with Tennenbaum Capital Partners ("TCP"). On October 29, 2007, the proceeds from the sale of the Storage Product assets, $62.8 million, and $15.0 million of new financing were used to pay off the TCP loan including all accrued interest. The aggregate amount of the loan payoff to TCP was $76.0 million, of which approximately $16.4 million pertained to the make-whole premium. A portion of the financing received from Whitebox VSC, Ltd. (discussed below) was used to retire the debt with TCP.

        Concurrent with the payoff of the TCP loan, we completed a $30.0 million financing with Whitebox VSC, Ltd ("Whitebox"), net of $0.8 million of debt discount. The loan has a four-year term, with an option to borrow up to an additional $15.0 million. Unamortized debt discount as of March 31, 2008 was approximately $0.7 million. In connection with securing the debt, the Company paid approximately $2.3 million in fees that are recorded as debt issuance costs in Other Assets. These fees are being amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of March 31, 2008 were approximately $2.0 million. The annual interest rate on the unpaid principal is the greater of either 8.5% or LIBOR plus 4% during the interest period ending on the interest date. The loan is secured by substantially all of our assets. The Company and Whitebox also entered into a Senior Unsecured Convertible Note Purchase Agreement that gives Whitebox the right, until the third

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 5. Debt (Continued)

anniversary of the initial funding, to purchase convertible notes in an aggregate principal amount of up to $45.0 million, which we would use to repay amounts outstanding under the loan. These convertible notes, if issued, would be convertible into the common stock of Vitesse at a conversion price of $2.00 per share, subject to adjustment. At March 31, 2008, the effective interest rate on the loan was 11.1103%. For the three months ended and six months ended March 31, 2008, interest expense was $0.7 million and $1.1 million, respectively. The agreement contains various restrictive covenants, including a requirement to provide copies of all financial and other reports filed with the Securities and Exchange Commission.

Note 6. Income Taxes

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 16.6% for the three months ended March 31, 2008. The Company's effective tax rate benefitted from the utilization of Net Operating Loss carryforwards and the reversal of the related valuation reserve previously recorded. The Company's tax expense related to discontinued operations for the quarter ended March 31, 2008 was approximately $0.9 million.

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

        The total amount of gross unrecognized tax benefits was approximately $29.3 million as of October 1, 2007 and March 31, 2008. Included in the balance as of March 31, 2008, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 6. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance as of October 1, 2007	$(29,297,000)
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	—
Gross increases—current-period tax positions	—
Decreases relating to settlements	—
Reductions as a result of a lapse of statute of limitations	—
Balance as of March 31, 2008	(29,297,000)

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2008, there was no material interest or penalties were accrued due to significant net operating loss.

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

Rights Plan

        Vitesse has a shareholder rights plan intended to preserve the long-term value of Vitesse to our shareholders by discouraging a hostile takeover. Under the shareholder rights plan, each outstanding share of our common stock has an associated preferred stock purchase right. The rights are exercisable only if a person or group acquires 15% or more of our outstanding common stock. If the rights become exercisable, the rights would allow their holders (other than the acquiring person or group) to purchase fractional shares of our preferred stock, to purchase the number of shares of common stock of Vitesse having a market value of twice the exercise price of the right, or to purchase the number of shares of common stock of the company acquiring us having a market value of twice the exercise price of the right. The dilutive effect of the rights on the acquiring person or group is intended to encourage such person or group to negotiate with our Board of Directors prior to attempting a takeover. If our Board of Directors believes a proposed acquisition of Vitesse is in the best interests of Vitesse and its shareholders, our Board of Directors may amend the shareowner rights plan or redeem the rights for a nominal amount in order to permit the acquisition to be completed without interference from the plan.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 7. Shareholders' Equity (Continued)

Common Stock

        The Company is authorized to issue up to 500,000,000 shares of common stock, with a par value of $0.01 per share, of which 223,555,580 shares were outstanding as of March 31, 2008 and September 30, 2007.

Share-based Compensation Plans

        The Company has in effect several share-based plans under which non-qualified and incentive stock options have been granted to employees, consultants, and outside directors. Options generally vest over four years and have contractual lives of 10 years.

        On January 23, 2001, the Company's shareholders approved the adoption of the 2001 Plan, which replaced the 1991 Plan that expired in August 2001 and the 1991 Directors' Stock Option Plan that expired in January 2002. Pursuant to the 2001 Plan, the number of shares reserved for issuance automatically increases by a number of shares equal to the lesser of: (i) 4% of the Company's common stock outstanding at the end of each fiscal year and (ii) 17.5 million shares. Under all stock option plans, a total of 83,149,856shares of common stock have been reserved for issuance and 58,918,126 shares remained available for future grants as of March 31, 2008.

        The following tables summarize compensation costs related to the Company's share-based compensation plans (in thousands) for the period ended March 31:

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$205	$313
Research and development	319	550
Selling, general and administrative	391	741

Share-based compensation expense related to continuing operations	915	1,604
Share-based compensation expense related to discontinued operations	—	331

Total share-based compensation expense	$915	$1,935

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 7. Shareholders' Equity (Continued)

	Six Months Ended March 31,
	2008	2007
Cost of revenues	$486	$643
Research and development	734	1,291
Selling, general and administrative	1,323	1,411

Share-based compensation expense related to continuing operations	2,543	3,345
Share-based compensation expense related to discontinued operations	(284)	761

Total share-based compensation expense	$2,259	$4,106

        In addition to the share-based compensation expense related to the Company's plans, we recorded $176,000 of share-based compensation expense in the second quarter of 2007 related to warrants issued to Alvarez & Marsal to purchase 150,000 shares of common stock. This amount is included in the accrued liability section of the balance sheet.

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

        On August 11, 2008, the Court granted final approval of settlements in the federal and state derivative actions filed on behalf of Vitesse against certain current or former directors and officers of Vitesse, and nominally against Vitesse alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code §§25402 and 25403. As part of the settlement of the federal and state derivative actions, three former executives of Vitesse,

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 8. Legal Proceedings (Continued)

Messrs. Tomasetta, Hovanec, and Mody, released the Company from all rights to future indemnification and costs of defense in the related SEC and Department of Justice investigations. Vitesse retains the right to continue its state court action against KPMG, LLP, its former independent registered public accounting firm. Vitesse will also contribute 4,700,000 shares of Vitesse common stock, with a fair market value of $4.2 million to cover the attorneys' fees and expenses of the derivative plaintiffs' counsel, and has adopted certain Corporate Governance measures. The Court entered final judgment implementing all of the above referenced terms and the case is concluded in all respects, except that the Court referred to a retired Federal District Court Judge (serving as a "Special Master" ) the sole issue of determining whether the derivative plaintiffs' counsel are entitled to the full 4,700,000 shares as their legal fees.

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

Notification of Default under Indenture relating to Subordinated Debentures

        On August 15, 2006, the Company received notification from the Trustee under the Indenture relating to the Company's 1.5% Convertible Subordinated Debentures due 2024 alleging compliance deficiencies under the Indenture relating to the Company's failure to file, with the Securities and Exchange Commission and the Trustee, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The Trustee issued the Company a Notice of Default and Attempted to accelerate payment on the Debentures. Although the Company did not believe there were compliance deficiencies under the Indenture, and that an Event of Default did not occur, the Company negotiated a resolution to the dispute with the holders of a majority of the Debentures that, among other things, rescinded and annulled the previous asserted acceleration of the Debentures and asserted Events of

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 8. Legal Proceedings (Continued)

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

Potential Payroll Tax Liabilities Related to Backdating of Stock Options

        As of March 31, 2008, we have accrued a $1.9 million liability for payroll taxes, penalties and interest related to exercises of backdated stock options during the calendar years 2004 through 2006. During this period, certain non-qualified stock options were improperly classified and treated as incentive stock options for tax purposes. On October 5, 2007, we informed the Internal Revenue Service ("IRS") of these potential payroll tax liabilities resulting from changes in measurement dates for stock options. No formal settlement negotiations have taken place, however we have received requests from the IRS for information relating to the potential payroll tax liabilities that were identified as a result of our stock-option review. We are working with the IRS to provide the requested information in an effort to settle these potential liabilities.

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

        We have incurred substantial expenses for legal, accounting, tax, and other professional services in connection with the Special Committee investigation and related findings, the Company's internal review of historical financial statements, internal and external investigations and inquiries, related litigation, and renegotiations of our debt arrangements due to violations of our covenants and other filing requirements. These expenses totaled $3.6 million and $6.8 million for the three and six months ended March 31, 2008, respectively.

Our Business Product Lines

        Beginning in 2008, Vitesse generated revenues from three markets: Carrier Networking, Enterprise Networking, and Non-Core. These revenue streams reflect the major trends in our product lines and how they map into our customer base.

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

        We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable based on a combination of factors. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollected. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of March 31, 2008 and September 30, 2007, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

        On December 28, 2007, the Company entered into an arrangement to license intellectual property to a third-party. The contract is a perpetual, nonexclusive, non-transferable, irrevocable license for specified intellectual property. As part of the contract, we were granted a perpetual, nonexclusive, non-transferable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse will receive $15.0 million in license fees plus royalties for the rights to certain products and technology. Of the fees and royalty payments, $10.0 million were received upon delivery and acceptance of licensed technology. The remaining $5.0 million will be received upon the earlier of licensee's first commercial sale using the intellectual property or the one-year anniversary of the agreement. For a period of seven years from the effective date of the contract, licensee will pay royalties on a per unit basis, on each commercial sale incorporating the licensed products. Royalties will be accounted for when received.

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

        We adopted SFAS 123R using the modified-prospective transition method of recognition of compensation expense related to share-based payments. Under this transition method, compensation expense recognized during the quarters ended March 31, 2008 and 2007 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested, as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all share-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company's consolidated statements of operations for the quarters ended March 31, 2008, and 2007, reflect the impact of adopting SFAS 123R.

        SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability. Because the share-based compensation expense recognized in the statements of operations for quarters ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeitures from the estimates made at grant date could result in more or less non-cash compensation expense in comparable periods.

Assets and Liabilities of a Business Held for Sale

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we classified the assets and liabilities of a business as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held for sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. The Company announced the sale of a portion of their Storage Products business on August 23, 2007, completing the sale on October 29, 2007. Assets of $35.5 million and liabilities of $0.4 million, at September 30, 2007, have been classified as held for sale. There were no assets or liabilities classified as held for sale as of March 31, 2008.

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

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. As of March 31, 2008 and September 30, 2007, management has placed a valuation allowance against all deferred tax assets based on its overall assessment of the risks and uncertainties. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at March 31, 2008 and September 30, 2007.

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

Results of Operations for the Three and Six Months Ended March 31, 2008 compared to the Three and Six Months Ended March 31, 2007

        The following table sets forth certain consolidated statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of expenses:
Cost of revenues	45.9%	49.2%	48.1%	50.7%
Engineering, research and development	22.4%	22.5%	23.2%	22.4%
Selling, general and administrative	16.7%	21.4%	21.4%	20.0%
Accounting remediation & reconstruction expense & litigation costs	6.4%	5.6%	6.2%	7.3%
Amortization of intangible assets	1.1%	3.4%	1.8%	3.5%

Cost and expenses	92.5%	102.1%	100.7%	103.9%

Income (loss) from operations	7.5%	(2.1)%	(0.7)%	(3.8)%
Other income (expense):
Interest expense, net	(1.7)%	(0.5)%	(1.5)%	(0.4)%
Income (loss) on extinguishment of debt	0.0%	0.0%	0.0%	(1.8)%
Other income (expense), net	(0.4)%	2.5%	0.7%	1.4%

Other income (expense), net	(2.1)%	2.0%	(0.8)%	(0.8)%
Income tax expense	1.0%	0.1%	(0.5)%	0.1%

Income (loss) from continuing operations before discontinued operations	4.4%	(0.2)%	(1.0)%	(4.8)%
Discontinued operations
Income (loss) from discontinued operations	2.6%	(7.7)%	5.9%	(6.8)%

Net income (loss)	7.0%	(7.9)%	4.9%	(11.6)%

Net Revenues

        We classify our IC products into three categories:

  •
  Carrier Networking Products;

  •
  Enterprise Networking Products; and

  •
  Non-Core Products.

        The following tables summarize our net revenues for the periods ended March 31:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$24,286	43.7%	$19,225	37.8%	$5,061	26.3%
Enterprise Networking Products	18,060	32.5%	19,127	37.6%	(1,067)	(5.6)%
Non-Core Products	13,247	23.8%	12,569	24.7%	678	5.4%

Net Revenues	$55,593	100.0%	$50,921	100.0%	$4,672	9.2%

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$45,455	42.0%	$39,762	36.6%	$5,693	14.3%
Enterprise Networking Products	36,860	34.1%	35,131	32.4%	1,729	4.9%
Non-Core Products	25,820	23.9%	33,642	31.0%	(7,822)	(23.3)%

Net Revenues	$108,135	100.0%	$108,535	100.0%	$(400)	(0.4)%

        Net revenues for the second quarter of fiscal 2008 were $55.6 million compared to $50.9 million for the same period in fiscal 2007. This increase of $4.7 million or 9.2% was driven primarily by an increase in sales of our Carrier Networking Products, specifically our optical PHY and Transport Processing product lines, particularly in Asia.

        For the six months ended March 31, 2008 and 2007, net revenues decreased $0.4 million. Sales from our Non-Core Products decreased $7.8 million for products that are at or nearing their end-of-life in markets that we have chosen to exit. Accordingly, we are not actively pursuing sales in these product markets. The decrease in sales of Non-Core Products was offset by a $5.7 million increase in sales of Carrier Networking Products and a $1.7 million increase in sales of our Enterprise Networking Products. This combined $7.4 million increase in sales of our core products was driven by an increase in sales of our Ethernet switch, optical PHY and Transport Processing product lines, which are growing markets that we are actively targeting.

Cost of Revenues

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Cost of revenues	$25,514	$25,078	$436	1.7%
Percent of net revenues	45.9%	49.2%

	Six Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Cost of revenues	$52,012	$54,975	$(2,963)	(5.4)%
Percent of net revenues	48.1%	50.7%

        As a fabless semiconductor company, we use third-parties (including TSMC, IBM, Chartered Amkor, ASAT, and ASE) for wafer fabrication and assembly services. Our cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; and (iii) labor and overhead costs associated with product procurement and testing.

        Our cost of revenues increased $0.4 million in the second quarter of fiscal 2008 compared to the same period in fiscal 2007. As a percentage of net revenues, cost of revenues in the second quarters of fiscal 2008 and fiscal 2007 were 45.9% and 49.2%, respectively.

        Year-to-date through March 31, 2008, our cost of revenues decreased to $52.0 million from $55.0 million in the same period of fiscal 2007. As a percentage of net revenues, our cost of revenues was 48.1% for the six months ended March 31, 2008 compared to 50.7% in the same period of fiscal 2007.

        The Company executed significant cost containment efforts throughout fiscal 2008 and fiscal 2007. Successful cost containment is primarily attributable to efforts to reduce the purchase price of materials such as wafers and packages. This cost containment, in addition to improvements in the efficiency of operations, has resulted in improved product yields. As it is customary for product prices in the semiconductor industry to decline over time, it is imperative that we continue to reduce our cost of revenues for mature products. We continue to focus our efforts on improving operating efficiencies, including improving product yields and cycle times and reducing scrap.

Engineering, Research and Development

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Engineering, research and development	$12,453	$11,454	$999	8.7%
Percent of net revenues	22.4%	22.5%

	Six Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Engineering, research and development	$25,126	$24,355	$771	3.2%
Percent of net revenues	23.2%	22.4%

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

        Engineering, research and development expenses increased $1.0 million or 8.7% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. For the six months ended March 31, 2008, engineering, research and development expenses increased from $24.4 million in fiscal 2007 to $25.1 million. The increase in engineering, research and development expenses is primarily due to increased headcount and related employment costs resulting from our engineering efforts in the development of new products. The increase is partially offset by a reduction in software licensing fees due to contract renegotiation and a decrease in expense related to engineering tools.

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

Selling, General and Administrative

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Selling, general and administrative	$9,296	$10,891	$(1,595)	(14.6)%
Percent of net revenues	16.7%	21.4%

	Six Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Selling, general and administrative	$23,188	$21,684	$1,504	6.9%
Percent of net revenues	21.4%	20.0%

        Selling, general and administrative expense consists primarily of personnel-related expenses, including share-based compensation expense, legal and other professional fees, facilities expenses, outside labor and communications expenses.

        Selling, general and administrative expense decreased by 14.6% or $1.6 million in the second quarter of fiscal 2008 from $10.9 million in the second quarter of fiscal 2007. The decrease is primarily the result of the recognition of a $3.2 million gain on the sale of fixed assets, offset by increased accounting fees paid to our auditors for services related to the auditing and issuing of our 2006 and 2007 financial statements. Audit fees are considered recurring costs and are not included in the accounting remediation costs discussed below.

        For the six months ended March 31, 2008 and 2007, selling, general and administrative expense increased $1.5 million to $23.2 million from $21.6 million, reflecting the net impact of the gain on the sale of assets and the increase in accounting fees.

Accounting Remediation & Reconstruction Expense & Litigation Costs

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense & litigation costs	$3,585	$2,846	$739	26.0%
Percent of net revenues	6.4%	5.6%

	Six Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense & litigation costs	$6,746	$7,920	$(1,174)	(14.8)%
Percent of net revenues	6.2%	7.3%

        Accounting remediation and reconstruction expenses and litigation costs consist of fees incurred in connection with the preparation and issuance of our 2006 and 2007 financial statements. We recorded $3.6 million and $2.8 million in the second quarters of fiscal 2008 and fiscal 2007, respectively, related to work performed on stock option accounting and inventory valuation, revision of our revenue recognition policies, and other legal and financial issues. Year-to-date, these costs totaled $6.7 million and $7.9 million in 2008 and 2007, respectively.

        Accounting remediation and reconstruction costs are expected to decrease significantly in fiscal 2009 as we resolve certain legal issues, complete and file all outstanding financial reports, and transition accounting and reporting responsibilities to permanent staff.

Amortization of Intangible Assets

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$629	$1,735	$(1,106)	(63.7)%
Percent of net revenues	1.1%	3.4%

	Six Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$1,894	$3,766	$(1,872)	(49.7)%
Percent of net revenues	1.8%	3.5%

        Amortization of intangible assets was $629,000 in the second quarter of fiscal 2008, compared to $1.7 million in the second quarter of fiscal 2007. For the six months ended March 31, 2008, amortization expense was $1.9 million compared to $3.8 million in the same period of fiscal 2007. The decrease in amortization expense is due to intangible assets related to our prior acquisitions of APT, Multilink, and Cicada becoming fully amortized during fiscal 2007.

Interest Expense, net

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Interest expense, net	$947	$255	$692	271.4%
Percent of net revenues	1.7%	0.5%

	Six Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Interest expense, net	$1,594	$463	$1,131	244.3%
Percent of net revenues	1.5%	0.4%

        Interest expense, net of interest income, increased by $0.7 million to $0.9 million in the second quarter of fiscal 2008. For the six months ended March 31, 2008, interest expense was $1.6 million, an increase of $1.1 million from the same period in the prior year. In October 2007, in connection with the sale of the Storage Products business, the Company replaced its debt to Tennenbaum Capital Partners ("TCP") with a note to Whitebox VSC, Ltd. ("Whitebox"). Interest expense incurred on the TCP debt in fiscal 2007 and 2008 was higher than the fiscal 2008 Whitebox interest expense, but all interest expense related to the TCP debt was recorded as a component of discontinued operations in fiscal 2007 and 2008, resulting in higher net interest expense in fiscal 2008. Interest expense on the subordinated 2024 Debentures in the second quarter of fiscal 2008 was consistent with the second quarter fiscal 2007.

Loss on Extinguishment of Debt

	Six Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$1,977	$(1,977)	100.0%
Percent of net revenues	0.0%	1.8%

        In connection with the amendment to the 2024 Debentures in the first quarter of fiscal 2007, (See Debt Note in the accompanying financial statements), the conversion price of the 2024 Debentures was permanently decreased from $3.92 to $2.546 per share of Common Stock, resulting in debt terms that were substantially different from the original debt terms. In accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company recognized a loss of $2.0 million on the extinguishment of debt in the first quarter of fiscal 2007 as a result of the write-off of unamortized debt issuance costs. In addition, during the period, "Other Assets" was reduced by $2.0 million related to the write-off.

Other Income, net

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Other income (expense), net	$(226)	$1,269	$(1,495)	(117.8)%
Percent of net revenues	(0.4)%	2.5%

	Six Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Other income, net	$723	$1,518	$(795)	(52.4)%
Percent of net revenues	0.7%	1.4%

        Other expense was $0.2 million in the second quarter of fiscal 2008 compared to other income of $1.3 million in the second quarter of fiscal 2007. For the six months ended March 31, 2008, other income was $0.7 million a decrease of $0.8 million from the same period of fiscal 2007. In the second quarter of fiscal 2008, other expense was primarily related to a loss on foreign exchange transactions. In the first quarter of fiscal 2008, we recorded income related to the settlement of a breach of contract lawsuit and a gain on the sale of scrap materials. In fiscal 2007, other income primarily consisted of miscellaneous, non-recurring royalty payments generated from the licensing of intellectual property to third parties.

Income Tax Expense

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Income tax expense	$577	$60	$517	861.7%
Percent of net revenues	1.0%	0.1%

	Six Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Income tax (benefit) expense	$(549)	$153	$(702)	(458.8)%
Percent of net revenues	(0.5)%	0.1%

        Income tax expense was $0.6 million for the second quarter of fiscal 2008. The expense represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards after the allocation of income tax expense to discontinued operation. Income tax expense for the second quarter of fiscal 2007 reflects only minimum income tax expense.

        Income tax benefit was $0.5 million for the six months ended March 31, 2008. The benefit reflects the impact of taxable losses for the period after the allocation of income tax expense to discontinued operation. Net income tax expense represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards. Income tax expense for the six months ended March 31, 2007 reflects only minimum income tax expense.

Gain (loss) on the sale of discontinued Storage Products

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Gain / (loss) on discontinued Storage Products business, net	$1,420	$(3,939)	$5,359	(136.0)%
Percent of net revenues	2.6%	(7.7)%

	Six Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Gain / (loss) on discontinued Storage Products business, net	$6,398	$(7,376)	$13,774	(186.7)%
Percent of net revenues	5.9%	(6.8)%

        On October 29, 2007, the Company completed its sale of a portion of the Storage Products business to Maxim Integrated Products, Inc. ("Maxim") for $62.8 million, with a gain on the sale of approximately $21.5 million, plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement. Maxim acquired the Company's SAS, SATA expander product markets, enclosure and baseboard management devices, and certain other assets of the Storage Product business. Assets sold include inventory, property & equipment, goodwill and intangible assets of $35.5 million. As part of the sale, Maxim assumed a liability for employees' accrued vacation of $0.3 million. Debt issuance costs related to the debt with Tennenbaum Capital Partners ("TCP") of $3.5 million were included in the calculation of the gain on the sale. The gain was reduced by costs of completing the sale in the amount of $1.6 million.

        In accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF Issue 87-24"), we have allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of Storage Product business. For the six months ended March 31, 2008, interest expense of approximately $16.9 million was included in discontinued operations. Interest expense included a "make-whole" payment of $16.4 million, and interest expense and amortization of deferred financing fees of $0.5 million. For the three and six months ended March 31, 2007, interest and amortization of deferred financing fees were $2.4 million and $5.0 million, respectively.

        For the three months ended March 31, 2008, results of discontinued operations increased $5.3 million, from a loss of $3.9 million in fiscal 2007 to income of $1.4 million. For the quarter ended March 31, 2008, we recorded $1.5 million of income from the earn-out and residuals operations, compared to losses generated as a result of supporting full operations of the Storage Products business for the same period of fiscal 2007.

        For the six months ended March 31, 2008 compared to March 31, 2007, the results of discontinued operations increased $13. million, from a loss of $7.4 million, to income of $6.4 million. The increase is the result of the gain on the sale of $21.5 million, offset by the loss on discontinued operations of $15.1 million, net of tax of $0.9 million, compared with the loss on discontinued operations of $7.4 million for the six month period ended March 31, 2007.

        Results of discontinued operations for the six months ended March 31, 2008 compared to the same period in fiscal 2007 increased $5.2 million, from a loss of $2.4 million to income of $2.8 million. This increase includes $1.3 million of income related to the earn-out, approximately $1.4 million related to a final delivery on an end-of-life product, and approximately $2.5 million as a result of the inclusion of only one month of operations through the date of sale for the six months ended March 31, 2008 compared to a full six months of operations recorded in the six months ended March 31, 2007.

        We recorded amounts in discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Accordingly, we have reported the results of operations and financial position of the Storage Product business in discontinued operations within the Company's statements of operations and as assets and liabilities held for sale in the Company's balance sheet as of September 30, 2007.

        The following table sets forth selected operating results:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues	$237	$5,600

Income (loss) from continuing operations before income taxes	2,943	(69)
Provision for income taxes	577	60
Income (loss) from discontinued operations	1,420	(3,939)

Net income (loss)	$3,786	$(4,068)

	Six Months Ended March 31,
	2008	2007
	(in thousands)
Revenues	$2,583	$10,604

Loss from continuing operations before income taxes	(1,702)	(5,087)
Provision for income taxes	(549)	153
Income (loss) from discontinued operations, net of taxes	6,398	(7,376)

Net income (loss)	$5,245	$(12,616)

Liquidity

        Cash and cash equivalents increased to $36.0 million at March 31, 2008, from $26.0 million at September 30, 2007, as a result of the following:

	Six Months Ended March 31,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(20,568)	$(5,069)
Net cash provided by (used in) investing activities	61,866	(922)
Net cash used in financing activities	(31,267)	(2,993)

Net increase (decrease) in cash and cash equivalents	$10,031	$(8,984)
Cash and cash equivalents at beginning of period	25,976	25,312

        In the six months ended March 31, 2008, our operating activities used $20.6 million in cash. This was primarily the result of $5.2 million of net income from continuing and discontinued operations, $19.4 million in net non-cash operating expenses, which includes the gain on sale of the Storage Products business of approximately $21.5 million and $6.5 million net cash used by changes in operating assets and liabilities. In the six months ended March 31, 2007, our operating activities used $5.1 million in cash. This was primarily the result of $12.6 million net loss, $15.6 million in non-cash operating expenses and $8.1 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the six months ended March 31, 2008 and 2007 included depreciation and amortization, share-based compensation expense, capitalization of interest to principal, gain on sale of business unit, disposal of fixed assets, loss on extinguishment of debt and amortization of debt issuance costs.

        Inventories increased $10.4 million from $33.7 million at September 30, 2007 to $44.1 million at March 31, 2008, which comprised of an increase in inventory of $11.4 million, offset by $1.0 million of inventory sold to Maxim. We invested in wafer die bank and finished goods inventory in order to improve our on-time delivery and customer demand, particularly in our Ethernet product line. Our inventory levels will continue to be determined based upon the level of purchase orders we receive, our ability, and the ability of our customers to manage inventory levels. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. Accrued expenses decreased as a result of payment of accrued interest of $1.9 million, for the interest increase on the 2024 Debentures for the period April 1, 2007, through, but not including October 1, 2007 and $0.7 million was paid for the final interest payment on the TCP loan, and payment of a liability of approximately $1.5 million to the former shareholders of a company acquired in 2003. In addition, deferred revenue increased by $2.9 million, primarily as a result of changes in net distributor activities, partially offset by $6.0 million of cash received from the licensing of intellectual property.

        Investing activities provided cash of $61.9 million in the six months ended March 31, 2008, which was primarily the result of the proceeds from the sale of Storage Products business to Maxim for $62.8 million in cash offset by the transaction cost of $1.6 million in the first quarter of fiscal 2008, disposal of fixed assets of approximately $3.2 million, partially offset by capital expenditures of approximately $2.9 million.

        Our financing activities used $31.3 million in cash in the six months ended March 31, 2008, which was primarily a result of the repayment of our $59.5 million debt with TCP, offset by the proceeds received from Whitebox for $29.3 million. (See Debt Note in the accompanying financial statements.)

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

        Our primary source of liquidity is cash generated from operations and our existing cash balances and marketable securities. As of March 31, 2008 and September 30, 2007, our cash and cash equivalents totaled $41.2 million and $33.6 million, respectively.

        On October 29, 2007, the Company completed the sale of a portion of our Storage Products business to Maxim for $62.8 million, with a gain on the sale of approximately $21.5 million. As of the six months ended March 31, 2008, under the terms of the agreement, we have received $1.3 million cash earn-out payment in the second quarter. Concurrently, we completed the funding of a $30.0 million loan from Whitebox VSC, Ltd. We used a portion of the proceeds of the debt financing, as well as the proceeds from the sale of the Storage Products assets ($62.8 million), to repay the Company's debt facility with TCP. The Whitebox VSC, Ltd. loan has a four-year term, with an option to borrow up to an additional $15.0 million.

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

        On February 27, 2008, we sold all remaining fabrication assets, which had a zero net book value on the date of sale, residing at Camarillo, California for $2.5 million, net of commissions.

Long-Term Debt, Contingent Liabilities and Operating Leases

        The following table summarizes our significant contractual obligations as of March 31, 2008:

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

        Currently, $96.7 million in the 2024 Debentures are outstanding. Additionally, we have $30.0 million in long-term debt with Whitebox. Payments to Whitebox are interest only until the maturity date of October 29, 2011. (See Debt Note in the accompanying financial statements). Pursuant to amendments to the 2024 Debenture agreement, the repurchase price of the debentures related to the October 1, 2009 repurchase right would be increased from 100% to 113.76% of the principal amount of the Debentures to be purchased (the "premium put'). The premium put is not included in the schedule of significant contractual obligations as of December 31, 2007. Additionally, we have $30.0 million in long-term debt with Whitebox VSC, LTD. ("Whitebox") (See Note 7—Debt). In October 2007, concurrent with the sale of a portion of the Storage Products business (See Note 4—Discontinued Operations and Assets Held for Sale), we completed our drawdown of the $30.0 million loan from Whitebox. We used a portion of the proceeds of the debt financing, as well as the proceeds from the sale of the Storage Products assets ($62.8 million), to repay the Company's debt facility with affiliates of TCP.

        We lease facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of March 31, 2008, are included in the table above.

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

Cash Equivalents and Investments

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2008, the carrying value of our cash and cash equivalents approximated fair value because of the ready market for the cash instruments.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of March 31, 2008, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective. The remedial measures undertaken by the Company to address the material weaknesses in Vitesse's internal control over financial reporting are discussed below.

        To address the material weaknesses in our internal control over financial reporting described below, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the unaudited consolidated financial statements included in this Quarterly Report. Notwithstanding the material weaknesses in our internal control over financial reporting as of March 31, 2008, described below, we believe that the unaudited consolidated financial statements contained in this Quarterly Report present our financial condition, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with generally accepted accounting principles in the United States of America ("GAAP").

        We have continued to work diligently to remedy our accounting issues and improve our internal controls and procedures for financial reporting, as well as to ensure that we have qualified personnel in place to address the aforementioned stock option and accounting irregularities and remediate the internal controls over financial reporting. Although the process of designing and implementing new procedures to minimize the control deficiencies are important to the company, filing of the Forms 10-Q for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008 as well as its Form 10-K for the fiscal year ended September 30, 2008 resulted in a delay in management's ability to adequately design, implement and monitor new procedures to minimize the control deficiencies that led to the issues outlined below. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that there are still material weaknesses in our internal control over financial reporting as of March 31, 2008. Management identified the following key weaknesses:

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

Changes in Our Internal Control Over Financial Reporting and Remediation of the Material Weaknesses

        It is important to note that based on the additional procedures performed as part of the Company's ongoing remediation of its financial controls, current management has concluded that important improvements were made to the control environment commencing in mid-2006, including: (i) an improved commitment to competency manifested by the hiring of more experienced and senior finance and legal personnel; (ii) the development of additional financial policies and procedures, that when fully implemented, will enhance independent judgment and review, including, as appropriate, segregation of duties and increased employee responsibility and accountability for the completeness of the Company's disclosures; (iii) the establishment of processes and procedures to increase communications between the financial reporting and accounting functions and senior management, including our Audit Committee; and (iv) instituting a formal Code of Business Conduct and Ethics and whistle-blower policy.

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

  •
  We have engaged a third-party vendor to monitor and reconcile inventory activity with our distributors helping to identify and resolve data discrepancies on a timely basis.

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
  Risks Relating to Our Business; and

  •
  Risks Relating to our Current and Prior Financial Statements and Related Matters.

Risks Relating to Our Liquidity; Financing Arrangements and Capital Commitments

We have not been able to renegotiate the terms of our 1.5% Convertible Subordinated Debentures due 2024 ("2024 Debentures") or raise the capital necessary to repurchase some or all of the 2024 Debentures, consequently the audit opinion we have received with respect to our financial statements for the fiscal year ended September 30, 2008, includes an uncertainty regarding our ability to continue as a going concern and may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms

        The holders of our 2024 Debentures have the right, as of October 1, 2009, to require us to repurchase some or all of the 2024 Debentures at a price equal to 113.76% of the principal amount of the 2024 Debentures. If all of the holders of the 2024 Debentures exercise their repurchase rights, the total repurchase price would be $110 million. We are working to either renegotiate the terms of, or refinance some or all of, the 2024 Debentures. However, to date, we have not been able to renegotiate those terms or to raise the capital necessary to repurchase or refinance some or all of the 2024 Debentures. Consequently, the audit opinion issued by our independent registered public accounting firm with respect to our audited financial statements for the fiscal year ended September 30, 2008 contains an uncertainty regarding our ability to continue as a going concern.

        Such a "going concern" uncertainty indicates that there is substantial doubt as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at September 30, 2008, to cover our operating capital requirements for the next twelve-month period and the October 1, 2009 repurchase of the 2024 Debentures. If sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations. A going concern qualification may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

We have received a qualified audit opinion on our ability to continue as a going concern.

        The audit report issued by our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended September 30, 2008 contains a qualification regarding our ability to continue as a going concern. This concern is largely due to the right of the holders, exercisable on October 1, 2009, of the 2024 Debentures to require us to repurchase some or all of the 2024 Debentures at a price equal to 113.76% of the principal amount of the 2024 Debentures.

        This qualification indicates there is doubt as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at September 30, 2008, to cover our operating capital requirements for the next twelve-month period including the potential requirement to repurchase some or all of the 2024 Debentures, and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations. A going concern uncertainty may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to and distribution of our proprietary information. As of March 31, 2008 we had 92 U.S. patents and 14 foreign patents for various aspects of design and process innovations used in the design and manufacture of our products and have a number of pending U.S. and foreign patent applications.

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

        Following the Company's determination that the Management Report on Internal Control over Financial Reporting as of September 30, 2005, and the Report of KPMG, LLP, the Company's independent registered public accounting firm, relating to the effectiveness of the Company's internal control over financial reporting and management's assessment, thereof, as of September 30, 2005, both of which reports are included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005, should not be relied upon, and the investigation into our internal control over financial reporting by the Special Committee, we cannot assure you that our current financial reporting or disclosure controls are effective.

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