Form 10-Q
period 2008-06-30
VITESSE SEMICONDUCTOR CORP
filed 2008-12-31
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

VITESSE SEMICONDUCTOR CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	September 30, 2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$33,710	$25,976
Short-term investments	—	7,600
Accounts receivable	5,611	7,146
Inventory	40,534	33,728
Assets held for sale	—	35,472
Restricted cash	591	2,147
Prepaid expenses and other current assets	4,148	6,188

Total current assets	84,594	118,257
Property, plant and equipment, net	11,323	9,286
Goodwill	191,418	191,418
Other intangible assets, net	1,223	3,295
Other assets	3,766	5,092

	$292,324	$327,348

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,407	$14,988
Accrued expenses and other current liabilities	19,604	25,785
Liabilities held for sale	—	372
Deferred revenue	12,562	21,825

Total current liabilities	51,573	62,970
Other long-term liabilities	1,607	1,728
Long-term debt, net of discount of $624 and $1,551 at June 30, 2008 and September 30, 2007, respectively	29,376	58,418
Convertible subordinated debt	96,700	96,700

Total liabilities	179,256	219,816

Minority interest	1,117	1,289
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value. 500,000,000 shares authorized; 223,555,580 shares outstanding at June 30, 2008 and September 30, 2007, respectively	2,240	2,240
Additional paid-in-capital	1,744,140	1,741,048
Accumulated other comprehensive income	—	3,739
Accumulated deficit	(1,634,429)	(1,640,784)

Total shareholders' equity	111,951	106,243

	$292,324	$327,348

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues	$55,041	$56,001	$163,176	$164,536
Costs and expenses:
Cost of revenues	27,965	31,496	79,977	86,471
Engineering, research and development	12,458	11,333	37,584	35,688
Selling, general and administrative including gain on sale of fixed assets of $3,200 for the nine months ended June 30, 2008	14,570	9,240	37,758	30,924
Accounting remediation & reconstruction expense & litigation costs	2,067	3,446	8,813	11,366
Amortization of intangible assets	310	1,585	2,204	5,351

Costs and expenses	57,370	57,100	166,336	169,800

Loss from operations	(2,329)	(1,099)	(3,160)	(5,264)
Other income (expense):
Interest expense, net	(1,112)	(1,135)	(2,706)	(1,598)
Loss on extinguishment of debt	—	—	—	(1,977)
Other income (expense), net	3,513	(264)	4,236	1,254

Other income (expense), net	2,401	(1,399)	1,530	(2,321)
Income tax (benefit) expense	3	49	(546)	202
Minority interest in earnings of consolidated subsidiary	(660)	—	(660)	—

Loss from continuing operations before discontinued operations	(591)	(2,547)	(1,744)	(7,787)
Discontinued operations
Income (loss) from discontinued operations, net of tax of $978 and gain on sale of $21,500 for the nine months ended June 30, 2008	1,703	(4,487)	8,101	(11,863)

Net income (loss)	$1,112	$(7,034)	$6,357	$(19,650)

Basic and diluted income (loss) per share:
Continuing operations	$0.00	$(0.01)	$(0.01)	$(0.04)
Discontinued operations	0.01	(0.02)	0.04	(0.05)

Net income (loss) per share	$0.01	$(0.03)	$0.03	$(0.09)

Weighted average shares outstanding:
Basic and diluted	223,556	223,556	223,556	223,556

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$6,357	$(19,650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,324	8,303
Share-based compensation	3,091	5,835
Allowance for doubtful accounts	—	249
Allowance for sales return reserve	(60)	(5)
Loss on extinguishment of debt	—	1,977
Capitalization of interest to principal	—	4,612
Amortization of debt issuance costs and debt discounts	565	669
Gain on sale of Storage Products business	(21,509)	—
Gain on disposal of fixed assets	(3,152)	—
Realized gain on investments	(3,372)	—
Forgiveness of interest	(497)	—
Minority interest in earnings of consolidated subsidary	660	—
Change in operating assets and liabilities:
Accounts receivable	1,595	(5,048)
Inventory	(7,835)	19,735
Restricted cash	1,556	195
Prepaids and other current assets	2,391	(2,183)
Accounts payable	4,419	(13,654)
Accrued expenses and other liabilities	(6,457)	(1,456)
Deferred Revenue	(9,264)	(214)

Net cash used in operating activities	(27,188)	(635)

Cash flows from investing activities:
Proceeds from sale of investments	6,073	—
Purchase of investments	—	(139)
Restricted cash	(10)	728
Disposal of fixed assets	3,207	—
Sale of Storage Products business	62,845	—
Transaction costs for Storage Products business	(1,636)	—
Capital expenditures	(4,290)	(622)
Purchase of intangibles	—	(540)

Net cash provided by (used in) investing activities	66,189	(573)

Cash flows from financing activities:
Repayment of debt	(59,471)	—
Proceeds from debt	29,250	—
Debt issuance costs	(1,046)	(313)
Repayment of capital lease obligations	—	(2,868)

Net cash used in financing activities	(31,267)	(3,181)

Net increase (decrease) in cash	7,734	(4,389)
Cash and cash equivalents at beginning of period	25,976	25,312

Cash and cash equivalents at end of period	$33,710	$20,923

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Fiscal Periods

        Company's fiscal year is October 1 through September 30. References made to the third quarters of fiscal 2008 and fiscal 2007 relate to the quarters ended June 30, 2008 and 2007, respectively.

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

        The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at June 30, 2008 and September 30, 2007, and the consolidated results of our operations for the three and nine months ended June 30, 2008 and 2007, and our consolidated cash flows for the nine months ended June 30, 2008 and 2007. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

        The Company has incurred net losses historically and has used cash in operating activities, and has an accumulated deficit of $1.6 billion as of June 30, 2008. The Company also has significant contractual obligations related to its debt for the fiscal year 2009 and beyond. Management believes we have

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

sufficient resources to fund our normal operations over the next 12 months, through at least September 30, 2009. However, holders of our 1.5% Convertible Subordinated Debentures due 2024 ("2024 Debentures") have the right to require us to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. In accordance with the November 3, 2006 amendment to the 2024 Debentures, the October 1, 2009 repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. (See Debt Note).

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

June 30, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

the average exchange rate prevailing during the period. Foreign currency transaction gains and losses are included in results of operations.

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, short-term and long-term investments and accounts receivable. Cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks have exceeded the amount of insurance provided on such deposits. The Company maintains its cash in commercial accounts with high-credit quality financial institutions. Although the financial institutions are considered creditworthy, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000. At June 30, 2008, the Company's cash balance exceeded the deposit insurance limits provided by the FDIC by $35,819,552. Cash balances held in foreign bank accounts are not insured by the FDIC, and at June 30, 2008 these balances totaled $163,412. At June 30, 2008, the Company's foreign subsidiaries reflected $465,547 of cash on their financial statements, which is not insured by the FDIC.

        The Company believes that the credit risk in its accounts receivable is mitigated by the Company's credit evaluation process and maintaining an allowance for anticipated losses. For the quarter ended June 30, 2008 and 2007, one customer accounted for more than 10% of our revenues. Total sales to this customer were 11.8% and 10.4% for the quarters ended June 30, 2008 and June 30, 2007, respectively.

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the quarters ended June 30, 2008 and 2007 were $58,600 and $39,800, respectively.

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

June 30, 2008

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

        We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. Sales returns typically occur for quality related issues and allowances are based on specific criteria such as rebate agreements. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns or allowances differ from our estimates, our operations may be affected. As of June 30, 2008 and September 30, 2007, our sales return reserve was $83,000 and $143,000, respectively.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

        We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable based on a combination of factors. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollected. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of June 30, 2008 and September 30, 2007, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

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

June 30, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of June 30, 2008 and September 30, 2007, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Due to their liquidity and their remaining time to maturity, the fair value of these investments approximates their carrying value.

Investments

        Our available-for-sale marketable securities consist of investments in publicly-traded companies. In accordance with the Financial Accounting Standards Board's ("FASB") Statement on Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") these securities are recorded at fair value, with unrealized gains and losses included as a separate component of shareholders' equity. Upon sale or liquidation, realized gains and losses are included in the consolidated statements of operations. The Company classifies all available-for-sale securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its liquidity requirements.

        For our investments in equity securities of privately-held companies where quoted market prices are not available, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is below the fair value of an investment at the end of any period, the investment is considered for impairment. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our investment in the equity securities of a privately-held company was $248,000 as of June 30, 2008 and September 30, 2007.

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

        Additionally, our financial instruments include our 1.5% Convertible Subordinated Debentures ("2024 Debentures") and a $30 million senior note with Whitebox VSC, LTD. ("Whitebox") (see Note 7—Debt). We have estimated the approximate fair value of the 2024 Debentures using recent price quotes and trading information regarding shares of our common stock into which the debentures are convertible. The fair value of the 2024 debentures was estimated to be $34.5 million and $40.0 million, as of June 30, 2008 and 2007, respectively.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

        We completed a second Consent Solicitation of the holders of the 2024 Debentures where we agreed to increase the repurchase price with respect to the October 1, 2009, repurchase right from 100% to 113.76% of the principal amount of the Debentures to be purchased (the 'premium put'). We have estimated the approximate fair value of the premium put as the difference between the estimated value of the debentures with and without the premium put feature. The premium put was estimated to have no fair value as of June 30, 2008 and 2007.

        The senior note with Whitebox is stated at carrying value, net of unamortized debt discount, which is a reasonable estimate of fair value.

Inventory

        Inventory is stated at the lower of cost or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred, until the product is proven through testing and acceptance by the customer. At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventory is shown net of reserves of $40.5 million and $33.7 million at June 30, 2008 and September 30, 2007, respectively.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' estimated remaining useful lives, ranging from three to five years, except for leasehold improvements, which are stated at cost and amortized over the shorter of the term of the related lease or their estimated useful lives. Depreciation and amortization costs from continuing operations were $0.8 million and $0.7 million for the quarters ended June 30, 2008 and 2007, respectively. Depreciation and amortization costs from discontinued operations were $0.0 million and $0.2 million for the quarters ended June 30, 2008 and 2007, respectively.

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

June 30, 2008

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

Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset, or fair market value. Assets held for sale are recorded at the lesser of fair value less costs to sell or carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges for the quarters ended June 30, 2008 and 2007.

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

June 30, 2008

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

        The Company adopted SFAS 123R effective October 1, 2005, using the modified-prospective transition method of recognition of compensation expense related to share-based payments. Under this transition method, compensation expense recognized during the periods ended June 30, 2008 and 2007 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested, as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all share-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company's consolidated statements of operations for the periods ended June 30, 2008 and 2007 reflect the impact of adopting SFAS 123R.

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

June 30, 2008

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

June 30, 2008

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

Note 2. Supplemental Financial Information

Inventory

        The following table presents the details of the Company's inventory:

	June 30, 2008	September 30, 2007
	(in thousands)
Inventory:
Raw materials	$4,007	$4,567
Work-in-process	14,530	11,773
Finished goods	21,997	17,388

Total	$40,534	$33,728

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 2. Supplemental Financial Information (Continued)

Property, Plant and Equipment

        The following table presents the details of the Company's property, plant and equipment:

	June 30, 2008	September 30, 2007
	(in thousands)
Property, Plant and Equipment:
Machinery and equipment	$88,443	$106,586
Furniture and fixtures	794	2,064
Computer equipment	11,102	24,102
Leasehold improvements	5,763	10,145
Land	1,630	1,630
Buildings	2,024	2,024
Construction in progress	687	—

	110,443	146,551
Less: Accumulated depreciation and amortization	(99,120)	(137,265)

Total	$11,323	$9,286

Accrued Expenses and Other Current Liabilities

        The following table presents the details of the Company's accrued expenses and other current liabilities:

	June 30, 2008	September 30, 2007
	(in thousands)
Accrued Expenses and Other Current Liabilities:
Accrued legal fees and settlements	$6,996	$7,666
Accrued wages, commissions and benefits	5,089	4,526
Accrued vacation	2,790	2,673
Accrued software license agreements	331	1,987
Accrued expenses	1,640	1,294
Accrued commissions	169	828
Miscellaneous taxes	356	299
Interest payable	901	3,531
Customer prepayments and deposits	143	1,507
Other	1,189	1,474

Total	$19,604	$25,785

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 2. Supplemental Financial Information (Continued)

Revenues by Product Markets

        The following table presents revenues by product markets:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Carrier Networking Products	$22,596	$24,055	$68,051	$63,817
Enterprise Networking Products	19,841	22,019	56,702	57,150
Non-Core Products	12,604	9,927	38,423	43,569

Total Net Revenues	$55,041	$56,001	$163,176	$164,536

Revenues by Geographic Area

        The following table presents revenues by geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
North America(1)	$25,545	$27,189	$78,961	$85,326
Asia Pacific	23,167	21,948	65,574	55,612
Europe	6,329	6,864	18,641	23,598

Total Net Revenues	$55,041	$56,001	$163,176	$164,536

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 2. Supplemental Financial Information (Continued)

Computation of Net Income (Loss) per Share

        The following table presents the computation of net income and net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Loss from continuing operations	$(591)	$(2,547)	$(1,744)	$(7,787)
Gain (loss) on discontinued Storage Products, net	1,703	(4,487)	8,101	(11,863)

Net income (loss)	$1,112	$(7,034)	$6,357	$(19,650)

Weighted average number of shares—basic and diluted	223,556	223,556	223,556	223,556
Income (loss) per share—basic and diluted:
Continuing operations	$0.00	$(0.01)	$(0.01)	$(0.04)
Discontinued operations	0.01	(0.02)	0.04	(0.05)

Net Income (loss)	$0.01	$(0.03)	$0.03	$(0.09)

        The weighted average potential common shares excluded from the diluted computation are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Outstanding stock options	19,562	23,468	20,599	26,710
Outstanding warrants	150	150	150	86
Convertible subordinated debt	37,981	37,981	37,981	37,981

	57,693	61,599	58,730	64,777

Note 3. Goodwill

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or, more frequently, if we believe indicators of impairment exist. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy, and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill of our only reporting unit to its carrying value. For other intangible assets and long-lived assets, in accordance with SFAS No. 144 we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on a market approach. Fair value of other intangible assets is determined by undiscounted future cash flows, appraisals or other methods. Fair value of long-lived

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 3. Goodwill (Continued)

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

        Carrying value of goodwill for the quarters ended June 30, 2008 and September 30, 2007 was $191.4 million. No other activity or adjustments to goodwill occurred for the quarters ended June 30, 2008 and September 30, 2007.

Other Intangible Assets

        Other intangible assets consist primarily of existing technologies, customer relationships, and covenants "not-to-compete" acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The carrying value of intangible assets at June 30, 2008 and September 30, 2007 was $1.2 million and $3.3 million, respectively.

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

        In accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF Issue 87-24"), we have allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of Storage Product business. For the nine months ended June 30, 2008, interest expense of approximately $16.9 million was included in discontinued operations. Interest expense included a "make-whole" payment of $16.4 million, and interest expense and amortization of deferred financing fees of $500,000. For the three and nine months ended June 30, 2007, interest and amortization of deferred financing fees were $2.6 million and $7.5 million, respectively.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 4. Discontinued Operations and Assets Held for Sale (Continued)

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

        On October 23, 2006, the Company solicited consents from the holders of the 2024 Debentures that, if received, would provide: i) the holders of the 2024 Debentures and the Trustee under the Indenture would agree that, for 18 months after the date the proposed amendments are effective, the Trustee would forbear from taking any action to exercise any rights or remedies that relate to the filing of reports required under the Exchange Act; ii) the Company would agree not to repay the 2024 Debentures pursuant to the purported acceleration request sent by the Trustee to the Company during the last six months of the forbearance period; iii) the indenture for the 2024 Debentures would be amended so that the conversion price of the 2024 Debentures would be decreased permanently from $3.92 per share of common stock to $2.546 per share of common stock, subject to further adjustment as set forth in the indenture; and iv) the repurchase price with respect to the October 1, 2009, repurchase right was be increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased, plus accrued and unpaid interest (the October 1, 2014 and October 1,

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 5. Debt (Continued)

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

        The modification of the conversion feature discussed above resulted in an increase in the initial conversion rate to approximately 392,773 shares of common stock per $1,000 principal amount of the 2024 Debentures from approximately 255,102 shares of common stock per $1,000 principal amount of the debenture. Upon conversion, the Company will have the option to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company may redeem the 2024 Debentures after October 1, 2007 if its stock price is at least 170% of the conversion price, or approximately $4.32 per share, for 20 trading days within any consecutive 30-day trading period, and may also redeem the 2024 Debentures beginning October 1, 2009, without being subject to such condition. In addition, holders of the 2024 Debentures have the right to require the Company to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. In accordance with the November 3, 2006 amendments to the 2024 Debentures, the October 1, 2009 repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the three months ended June 30, 2008 and 2007, interest expense relating to the debentures was $0.4 million and $1.3 million, respectively. For the six months ended June 30, 2008 and 2007, interest expense relating to the debentures was $0.7 million and $1.7 million, respectively. Outstanding 2024 Debentures were $96.7 million at June 30, 2008 and September 30, 2007.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 5. Debt (Continued)

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

        Concurrent with the payoff of the TCP loan, we completed a $30.0 million financing with Whitebox VSC, Ltd ("Whitebox"), net of $0.8 million of debt discount. The loan has a four-year term, with an option to borrow up to an additional $15.0 million. Unamortized debt discount as of June 30, 2008 was approximately $0.6 million. In connection with securing the debt, the Company paid approximately $2.3 million in fees that are recorded as debt issuance costs in Other Assets. These fees are being amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of June 30, 2008 were approximately $1.9 million. The annual interest rate on the unpaid principal is the greater of either 8.5% or LIBOR plus 4% during the interest period ending on the interest date. The loan is secured by substantially all of our assets. The Company and Whitebox also entered into a Senior Unsecured Convertible Note Purchase Agreement that gives Whitebox the right, until the third anniversary of the initial funding, to purchase convertible notes in an aggregate principal amount of up to $45.0 million, which we would use to repay amounts outstanding under the loan. These convertible notes, if issued, would be convertible into the common stock of Vitesse at a conversion price of $2.00 per share, subject to adjustment. At June 30, 2008, the effective interest rate on the loan was 11.0959%. For the three months ended and nine months ended June 30, 2008, interest expense was $0.6 million and $1.8 million, respectively. The agreement contains various restrictive covenants, including a requirement to provide copies of all financial and other reports filed with the Securities and Exchange Commission.

Note 6. Income Taxes

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 16.6% for the three months ended June 30, 2008. The Company's effective tax rate benefitted from the utilization of Net Operating Loss carryforwards and the reversal of the related valuation reserve previously recorded. The Company's tax expense related to discontinued operations for the quarter ended June 30, 2008 was approximately $1.0 million.

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

        Additionally, there is potential that an ownership change could occur that would impair the usage of the NOL's and credits in future taxable periods. An ownership change occurs whenever there is a shift in ownership by more than fifty percentage points by one or more five-percent shareholders within a three year period. Based on our current analysis of shareholders we believe that an ownership change has not occurred. Accordingly, we have not presented any amounts as an uncertain tax position under

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 6. Income Taxes (Continued)

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

        The total amount of gross unrecognized tax benefits was approximately $29.3 million as of October 1, 2007 and June 30, 2008. Included in the balance as of June 30, 2008, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance as of October 1, 2007	$(29,297,000)
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	—
Gross increases—current-period tax positions	—
Decreases relating to settlements	—
Reductions as a result of a lapse of statute of limitations	—
Balance as of June 30, 2008	(29,297,000)

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2008, there was no material interest or penalties were accrued due to significant net operating loss.

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

June 30, 2008

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

Common Stock

        The Company is authorized to issue up to 500,000,000 shares of common stock, with a par value of $0.01 per share, of which 223,555,580 shares were outstanding as of June 30, 2008 and September 30, 2007.

Share-based Compensation Plans

        The Company has in effect several share-based plans under which non-qualified and incentive stock options have been granted to employees, consultants, and outside directors. Options generally vest over four years and have contractual lives of 10 years.

        On January 23, 2001, the Company's shareholders approved the adoption of the 2001 Plan, which replaced the 1991 Plan that expired in August 2001 and the 1991 Directors' Stock Option Plan that expired in January 2002. Pursuant to the 2001 Plan, the number of shares reserved for issuance automatically increases by a number of shares equal to the lesser of: (i) 4% of the Company's common stock outstanding at the end of each fiscal year and (ii) 17.5 million shares. Under all stock option plans, a total of 83,074,606 shares of common stock have been reserved for issuance and 59,293,700 shares remained available for future grants as of June 30, 2008.

        The following tables summarize compensation costs related to the Company's share-based compensation plans (in thousands) for the period ended June 30:

	Three Months Ended June 30,
	2008	2007
Cost of revenues	$203	$322
Research and development	282	564
Selling, general and administrative	362	517

Share-based compensation expense related to continuing operations	847	1,403
Share-based compensation expense related to discontinued operations	—	326

Total share-based compensation expense	$847	$1,729

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 7. Shareholders' Equity (Continued)

	Nine Months Ended June 30,
	2008	2007
Cost of revenues	$690	$965
Research and development	1,016	1,854
Selling, general and administrative	1,685	1,928

Share-based compensation expense related to continuing operations	3,391	4,747
Share-based compensation expense related to discontinued operations	(284)	1,088

Total share-based compensation expense	$3,107	$5,835

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

        On August 11, 2008, the Court granted final approval of settlements in the federal and state derivative actions filed on behalf of Vitesse against certain current or former directors and officers of Vitesse, and nominally against Vitesse alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code §§25402 and 25403. As part of the settlement of the federal and state derivative actions, three former executives of Vitesse, Messrs. Tomasetta, Hovanec, and Mody, released the Company from all rights to future indemnification

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 8. Legal Proceedings (Continued)

and costs of defense in the related SEC and Department of Justice investigations. Vitesse retains the right to continue its state court action against KPMG, LLP, its former independent registered public accounting firm. Vitesse has also contributed 4,700,000 shares of Vitesse common stock, with a fair market value of $4.2 million to cover the attorneys' fees and expenses of the derivative plaintiffs' counsel, and has adopted certain Corporate Governance measures. The Court entered final judgment implementing all of the above referenced terms and the case is concluded in all respects, except that the Court referred to a retired Federal District Court Judge (serving as a "Special Master") the sole issue of determining whether the derivative plaintiffs' counsel are entitled to the full 4,700,000 shares as their legal fees.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

Note 8. Legal Proceedings (Continued)

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

Potential Payroll Tax Liabilities Related to Backdating of Stock Options

        As of June 30, 2008, we have accrued a $1.9 million liability for payroll taxes, penalties and interest related to exercises of backdated stock options during the calendar years 2004 through 2006. During this period, certain non-qualified stock options were improperly classified and treated as incentive stock options for tax purposes. On October 5, 2007, we informed the Internal Revenue Service ("IRS") of these potential payroll tax liabilities resulting from changes in measurement dates for stock options. No formal settlement negotiations have taken place, however we have received requests from the IRS for information relating to the potential payroll tax liabilities that were identified as a result of our stock-option review. We are working with the IRS to provide the requested information in an effort to settle these potential liabilities.

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

        We have incurred substantial expenses for legal, accounting, tax, and other professional services in connection with the Special Committee investigation and related findings, the Company's internal review of historical financial statements, internal and external investigations and inquiries, related litigation, and renegotiations of our debt arrangements due to violations of our covenants and other filing requirements. These expenses totaled $2.1 million and $8.9 million for the three and nine months ended June 30, 2008, respectively.

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

Enterprise Networking

        Enterprise Networks generally include equipment dedicated to the communication of voice and data services within large enterprise organizations. An Enterprise Network will typically be comprised of one or more LANs, computer systems including workstations and servers, as well as one or more Service Access Networks ("SANs"). Enterprise Networks will also typically include broadband connections to Carrier Networks for the broader communication of voice and/or data outside of the enterprise. Enterprise Networks are often classified into groups depending on their size and complexity. Typical categories are large Enterprise, data center switching, small-medium enterprise ("SME"), Small Medium Business ("SMB"), and small office home office ("SOHO"). Similar to Carrier Networks, Enterprise Networks are going through an evolution to provide more bandwidth, (i.e. more data at higher speeds) and more reliability, interoperability, and scalability. Ethernet-based networks, which are already widely deployed in LANs,are becoming more prevalent in other enterprise applications such as data center switching and SANs. Enterprises are paring down their multiple networks (telephone, LAN, video conferencing, wireless, and remote mirroring/backup) to a common switched IP/Ethernet-based infrastructure. Ethernet technology that is being upgraded to meet these new requirements is generally referred to as "Converged Enhanced Ethernet." In addition, Enterprise Networks are migrating from fast 100 Mbps Ethernet to Gigabit Ethernet and from Gigabit Ethernet to 10 Gigabit Ethernet. This transition is still in the early stages and expected to accelerate over the next several years. The complexities of products within the Enterprise Networks varies dramatically based on the product application. Products at the "low-end" of the network, in SOHO, SME, and low-end SME applications typically have fast design cycles on the order of six to 12 months and short life cycles, on the order of two to four years.

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

        We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable based on a combination of factors. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollected. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of June 30, 2008 and September 30, 2007, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

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

Valuation of Repurchase Right on Subordinated Debentures

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. We completed a second Consent Solicitation of the holders of our 1.5% Convertible Subordinated Debentures due 2024 ("2024 Debentures") where we agreed to increase the repurchase price with respect to the October 1, 2009, repurchase right from 100% to 113.76% of the principal amount of the Debentures to be purchased (the 'premium put'). We estimate the approximate fair value of the premium put as the difference between the estimated value of the debentures with and without the premium put feature. Any gain or loss on the fair value of the premium put is reflected in current earnings. The premium put was estimated to have no fair value as of June 30, 2008 and 2007.

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

        We adopted SFAS 123R using the modified-prospective transition method of recognition of compensation expense related to share-based payments. Under this transition method, compensation expense recognized during the periods ended June 30, 2008 and 2007 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested, as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all share-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company's consolidated statements of operations for the periods ended June 30, 2008 and 2007, reflect the impact of adopting SFAS 123R.

        SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability. Because the share-based compensation expense recognized in the statements of operations for the periods ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeitures from the estimates made at grant date could result in more or less non-cash compensation expense in comparable periods.

Assets and Liabilities of a Business Held for Sale

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we classified the assets and liabilities of a business as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held for sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. The Company announced the sale of a portion of their Storage Products business on August 23, 2007, completing the sale on October 29, 2007. Assets of $35.5 million and liabilities of $0.4 million, at September 30, 2007, have been classified as held for sale. There were no assets or liabilities classified as held for sale as of June 30, 2008.

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

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. As of June 30, 2008 and September 2007, management has placed a valuation allowance against all deferred tax assets based on its overall assessment of the risks and uncertainties. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at June 30, 2008 and September 30, 2007.

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

        Results of Operations for the Three and Nine Months Ended June 30, 2008 compared to the Three and Nine Months ended June 30, 2007.

        The following table sets forth certain consolidated statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	50.8%	56.2%	49.0%	52.6%
Engineering, research and development	22.6%	20.2%	23.0%	21.7%
Selling, general and administrative	26.5%	16.5%	23.1%	18.8%
Accounting remediation & reconstruction expense & litigation costs	3.8%	6.2%	5.4%	6.9%
Amortization of intangible assets	0.6%	2.8%	1.4%	3.3%

Costs and expenses	104.3%	102.0%	101.9%	103.2%

Loss from operations	(4.2)%	(2.0)%	(1.9)%	(3.2)%
Other income (expense):
Interest expense, net	(2.0)%	(2.0)%	(1.7)%	(1.0)%
Loss on extinguishment of debt	0.0%	0.0%	0.0%	(1.2)%
Other income (expense), net	6.4%	(0.5)%	2.6%	0.8%

Other income (expense), net	4.4%	(2.5)%	0.9%	(1.4)%
Income tax expense	0.0%	0.1%	(0.3)%	0.1%
Minority interests in earnings of consolidated subsidiary	(1.2)%	0.0%	(0.4)%	0.0%

Loss from continuing operations before discontinued operations	(1.0)%	(4.5)%	(1.1)%	(4.7)%
Discontinued operations
Gain (loss) on discontinued Storage Products, net	3.1%	(8.0)%	5.0%	(7.2)%

Net income (loss)	2.1%	(12.6)%	3.9%	(11.9)%

Net Revenues

        We classify our IC products into three categories:

  •
  Carrier Networking Products;

  •
  Enterprise Networking Products; and

  •
  Non-Core Products.

        The following tables summarize our net revenues for the periods ended June 30:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$22,596	41.1%	$24,055	43.0%	$(1,459)	(6.1)%
Enterprise Networking Products	19,841	36.0%	22,019	39.3%	(2,178)	(9.9)%
Non-Core Products	12,604	22.9%	9,927	17.7%	2,677	27.0%

Net Revenues	$55,041	100.0%	$56,001	100.0%	$(960)	(1.7)%

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$68,051	41.7%	$63,817	38.8%	$4,234	6.6%
Enterprise Networking Products	56,702	34.7%	57,150	34.7%	(448)	(0.8)%
Non-Core Products	38,423	23.5%	43,569	26.5%	(5,146)	(11.8)%

Net Revenues	$163,176	100.0%	$164,536	100.0%	$(1,360)	(0.8)%

        Net revenues for the third quarter of fiscal 2008 were $55.0 million compared to $56.0 million for the same period in fiscal 2007, a decrease of $1.0 million or 1.7%. Sales of our Carrier and Enterprise Networking Products decreased by $3.7 million compared to the third quarter of fiscal 2007. We consider this decrease temporary and cyclical, based on the buying patterns of our customers. The decrease in sales of our core products was partially offset by a $2.7 million increase in our non-core legacy storage product lines that saw stronger than anticipated demand.

        For the nine months ended June 30, 2008 and 2007, net revenues decreased from $164.5 million to $163.2 million, or 0.8%. This decrease of $1.4 million is due to weaker demand for our Non-Core Products. Sales of Non-Core Products decreased $5.1 million or 11.8%, as these products are at or nearing their end-of-life in markets that we have chosen to exit and in which we are not actively pursuing sales. Net revenues from core products increased $3.8 million for the nine months ended June 30, 2008, compared to the same period in fiscal 2007. This increase was driven by a rise in sales of our Ethernet switch, optical PHY and Transport Processing product lines, which are growing markets that we are actively targeting.

Cost of Revenues

	Three Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Cost of revenues	$27,965	$31,496	$(3,531)	(11.2)%
Percent of net revenues	50.8%	56.2%

	Nine Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Cost of revenues	$79,977	$86,471	$(6,494)	(7.5)%
Percent of net revenues	49.0%	52.6%

        As a fabless semiconductor company, we use third-parties (including TSMC, IBM, Chartered Amkor, ASAT, and ASE) for wafer fabrication and assembly services. Our cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; and (iii) labor and overhead costs associated with product procurement and testing.

        Our cost of revenues decreased $3.5 million in the third quarter of fiscal 2008 compared to the same period in fiscal 2007. As a percentage of net revenues, our cost of revenues was 50.8% in the third quarter of fiscal 2008 compared to 56.2% in the third quarter of fiscal 2007. Our cost of revenues was $79.7 million and $86.5 million for the nine months ended June 30, 2008 and 2007, respectively. As a percentage of net revenues, cost of revenues was 49.0% for the nine months ended June 30, 2008 compared to 52.6% for the same period in fiscal 2007. These decreases are due to more favorable pricing of materials and improved product yields.

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

Engineering, Research and Development

	Three Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Engineering, research and development	$12,458	$11,333	$1,125	9.9%
Percent of net revenues	22.6%	20.2%

	Nine Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Engineering, research and development	$37,584	$35,688	$1,896	5.3%
Percent of net revenues	23.0%	21.7%

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

        Engineering, research and development expenses increased $1.1 million or 9.9% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. For the nine months ended June 30, engineering, research and development expenses increased from $35.7 million in fiscal 2007 to $37.6 million in fiscal 2008. The increase in engineering, research and development expenses is primarily due to increased headcount and related employment costs resulting from our engineering efforts in the development of new products.

        We believe that continued investment in the design and development of future products is vital to maintaining a competitive edge. We have closely monitored our known and forecasted revenue, demand, and operating expense run rates. We continue to seek opportunities to focus our research and development activities and will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to concentrate our spending in this area to meet our customer requirements and to respond to market conditions.

Selling, General and Administrative

	Three Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Selling, general and administrative	$14,570	$9,240	$5,330	57.7%
Percent of net revenues	26.5%	16.5%

	Nine Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Selling, general and administrative	$37,758	$30,924	$6,834	22.1%
Percent of net revenues	23.1%	18.8%

        Selling, general and administrative expense consists primarily of personnel-related expenses, including share-based compensation expense, legal and other professional fees, facilities expenses, outside labor and communications expenses.

        Selling, general and administrative expense for the three months ended June 30, 2008 was $14.6 million compared to $9.2 million for the same period in 2007. For the nine months ended June, 30, 2008, selling, general and administrative expense was $37.8 million, up 22.1% from the same period in the prior year. The increases in selling, general and administrative expense are primarily due to higher accounting fees paid to our auditors for services related to the auditing and issuing of our 2006 and 2007 financial statements. Audit fees are considered recurring costs and are not included in the accounting remediation costs discussed below. We also experienced increases in bonus and commission expense as a result of improved operating performance. These increased costs are partially offset by a $3.2 million gain on the sale of fixed assets.

Accounting Remediation & Reconstruction Expense & Litigation Costs

	Three Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense & litigation costs	$2,067	$3,446	$(1,379)	(40.0)%
Percent of net revenues	3.8%	6.2%

	Nine Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense & litigation costs	$8,813	$11,366	$(2,553)	(22.5)%
Percent of net revenues	5.4%	6.9%

        Accounting remediation and reconstruction expenses and litigation costs consist of fees incurred in connection with the preparation and issuance of our 2006 and 2007 financial statements. We recorded $2.1 million and $3.4 million in the third quarters of fiscal 2008 and fiscal 2007, respectively, related to work performed on stock option accounting, inventory valuation, revision of our revenue recognition policies, and other legal and financial issues. For the nine month period ended June 30, 2008, we recorded $8.8 million, down 22.5% from $11.4 million in the same period of 2007.

        Accounting remediation and reconstruction costs are expected to decrease significantly in fiscal 2009 as we resolve certain legal issues, complete and file all outstanding financial reports, and transition accounting and reporting responsibilities to permanent staff.

Amortization of Intangible Assets

	Three Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$310	$1,585	$(1,275)	(80.4)%
Percent of net revenues	0.6%	2.8%

	Nine Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$2,204	$5,351	$(3,147)	(58.8)%
Percent of net revenues	1.4%	3.3%

        Amortization of intangible assets was $310,000 in the third quarter of fiscal 2008 compared to $1.6 million in the third quarter of fiscal 2007. For the nine months ended June 30, 2008, amortization expense was $2.2 million compared to $5.4 million in the same period of fiscal 2007. The decrease in amortization expense is due to intangible assets related to our prior acquisitions of APT, Multilink, and Cicada becoming fully amortized during fiscal 2007.

Interest Expense, net

	Three Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Interest expense, net	$1,112	$1,135	$(23)	(2.0)%
Percent of net revenues	2.0%	2.0%

	Nine Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Interest expense, net	$2,706	$1,598	$1,108	69.3%
Percent of net revenues	1.7%	1.0%

        Interest expense, net of interest income, was $1.1 million for the quarters ended June 30, 2008 and 2007. For the nine months ended June 30, 2008, interest expense was $2.7 million, an increase of $1.1 million from the same period in the prior year. In October 2007, in connection with the sale of the Storage Products business, the Company replaced its debt to Tennenbaum Capital Partners ("TCP") with a note to Whitebox VSC, Ltd. ("Whitebox"). Interest expense incurred on the TCP debt in fiscal 2007 and 2008 was higher than the fiscal 2008 Whitebox interest expense, but all interest expense related to the TCP debt was recorded as a component of discontinued operations in fiscal 2007 and

2008, resulting in higher net interest expense in fiscal 2008. This increase is offset by a decrease in interest on the subordinated 2024 Debentures. In the second half of fiscal 2007, we incurred an additional 4% interest on the debentures in connection with the Second Supplemental Indenture dated September 24, 2007. As a result, interest expense relating to the subordinated debentures decreased by $967,000 in the third quarter of fiscal 2008, compared to the third quarter of fiscal 2007.

Loss on Extinguishment of Debt

	Nine Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$1,977	$(1,977)	100.0%
Percent of net revenues	0.0%	1.2%

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

Other Income, net

	Three Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Other income (expense), net	$3,513	$(264)	$3,777	(1430.68)%
Percent of net revenues	6.4%	(0.5)%

	Nine Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Other income, net	$4,236	$1,254	$2,982	237.8%
Percent of net revenues	2.6%	0.8%

        Other income, net of expense, was $3.5 million in the third quarter of fiscal 2008 compared to net expense of $264,000 in the third quarter of fiscal 2007. For the nine months ended June 30, 2008, other income was $4.2 million compared to $1.3 million in the same period in fiscal 2007. In the three and nine months ended June 30, 2008, other income was primarily related to gains on the sale of available-for-sale securities held by Vitesse and its subsidiaries. In fiscal 2007, other income primarily consisted of miscellaneous, non-recurring royalty payments generated from the licensing of intellectual property to third parties. Net expense in the third quarter of fiscal 2007 was recorded to adjust estimated royalty income recorded in the first two quarters of fiscal 2007.

Income Tax Expense

	Three Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Income tax (benefit) expense	$3	$49	$(46)	(93.9)%
Percent of net revenues	0%	0.1%

	Nine Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Income tax (benefit) expense	$(546)	$202	$(748)	(370.3)%
Percent of net revenues	(0.3)%	0.1%

        Income tax expense for the third quarter of fiscal 2008 represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards after the allocation of income tax expense to discontinued operation. Income tax expense for the second quarter of fiscal 2008 reflects only minimum income tax expense.

        Income tax benefit was $0.5 million for the nine months ended June 30, 2008. The benefit reflects the impact of taxable losses for the period after the allocation of income tax expense to discontinued operation. Net income tax expense represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards. Income tax expense for the nine months ended June 30, 2007 reflects only minimum income tax expense.

Minority Interest in Earnings of Consolidated Subsidiary

	Three Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Minority interest in earnings of consolidated subsidiary	$(660)	$—	$(660)	100.0%
Percent of net revenues	(1.2)%	0.0%

	Nine Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Minority interest in earnings of consolidated subsidiary	$(660)	$—	$(660)	100.0%
Percent of net revenues	(0.4)%	0.0%

        A minority interest in the income of our consolidated joint venture, the Vitesse Venture Fund, L.P. ("the Fund"), was recorded in the third quarter of fiscal 2008, representing the limited partners' interest in the Fund's gain on the sale of available-for-sale securities. The limited partners' portion of the gain totaled $660,000 for the quarter and nine months ended June 30, 2008.

Gain (loss) on the sale of discontinued Storage Products

	Three Months Ended June 30		Change
	2007	2006	$	%
	(in thousands, except percentages)
Income (loss) from operations of discontinued operations	$1,703	$(4,487)	$6,190	(138.0)%
Percent of net revenues	3.1%	(8.0)%

	Nine Months Ended June 30		Change
	2008	2007	$	%
	(in thousands, except percentages)
Loss from operations of discontinued operations	$8,101	$(11,863)	$19,964	(168.3)%
Percent of net revenues	5.0%	(7.2)%

        On October 29, 2007, the Company completed its sale of a portion of the Storage Products business to Maxim Integrated Products, Inc. ("Maxim") for $62.8million, with a gain on the sale of approximately $21.5 million, plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement. Maxim acquired the Company's SAS, SATA expander product markets, enclosure and baseboard management devices, and certain other assets of the Storage Product business. Assets sold include inventory, property & equipment, goodwill and intangible assets of $35.5 million. As part of the sale, Maxim assumed a liability for employees' accrued vacation of $300,000. Debt issuance costs related to the debt with Tennenbaum Capital Partners ("TCP") of $3.5 million were included in the calculation of the gain on the sale. The gain was reduced by costs of completing the sale in the amount of $1.6 million.

        In accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF Issue 87-24"), we have allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of Storage Product business. For the nine months ended June 30, 2008, interest expense of approximately $16.9 million was included in discontinued operations. Interest expense included a "make-whole" payment of $16.4 million, and interest expense and amortization of deferred financing fees of $500,000. For the three and nine months ended June 30, 2007, interest and amortization of deferred financing fees were $2.6 million and $7.5 million, respectively.

        For the three months ended June 30, 2008, results of discontinued operations increased $6.2 million, from a loss of $4.5 million in fiscal 2007 to income of $1.7 million. For the quarter ended June 30, 2008, we recorded $1.7 million of income from the earn-out and residuals operations, compared with the loss on discontinued operations of $4.5 million for the quarter ended June 30, 2007.

        For the nine months ended June 30, 2008 compared to June 30, 2007, the gain on discontinued operations increased $20.0 million, from a loss of $11.9 million, to income of $8.1 million. The increase is the result of the gain on the sale of $21.5 million, offset by the loss on discontinued operations of $13.4 million, net of tax of $1.0 million, compared with the loss on discontinued operations of $11.9 million for the nine month period ended June 30, 2007.

        Results of discontinued operations for the nine months ended June 30, 2008 compared to the same period in fiscal 2007 increased $8.8 million, from a loss of $4.3 million to income of $4.5 million. This increase includes $3.1 million of income related to the earn-out, $1.4 million related to a final delivery of an end-of-life product, and approximately $4.3 million as a result of the inclusion of only one month of operations through the date of sale for the nine months ended June 30, 2008 compared to a full nine months of operations recorded in the period ended June 30, 2007.

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

        The following table sets forth selected operating results:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Revenues	$73	$3,790

Income (loss) from continuing operations before income taxes	72	(2,498)
Provision for income taxes	3	49
Minority interests in earnigns of consolidated subsidiary	(660)	—
Income (loss) from discontinued operations, net of tax	1,703	(4,487)

Net income (loss)	$1,112	$(7,034)

	Nine Months Ended June 30,
	2008	2007
	(in thousands)
Revenues	$2,656	$14,394

Loss from continuing operations before income taxes	(1,630)	(7,585)
Provision for income taxes	(546)	202
Minority interests in earnigns of consolidated subsidiary	(660)	—
Income (loss) from discontinued operations, net of tax	8,101	(11,863)

Net income (loss)	$6,357	$(19,650)

Liquidity

        Cash and cash equivalents increased to $33.7 million at June 30, 2008, from $26.0 million at September 30, 2007 as a result of the following:

	Nine Months Ended June 30,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(27,188)	$(635)
Net cash provided by (used in) investing activities	66,189	(573)
Net cash used in financing activities	(31,267)	(3,181)

Net increase (decrease) in cash and cash equivalents	$7,734	$(4,389)
Cash and cash equivalents at beginning of period	25,976	25,312

Cash and cash equivalents at end of period	$33,710	$20,923

        In the nine months ended June 30, 2008, our operating activities used $27.2 million in cash. This was primarily the result of a $6.4 million net income from continuing and discontinued operations,

$20.0 million in net non-cash operating expenses, which includes the gain on sale of the Storage Products business of approximately $21.5 million and $13.6 million net cash used by changes in operating assets and liabilities. In the nine months ended June 30, 2007, our operating activities used $0.6 million in cash. This was primarily the result of $19.7 million net loss, $21.6 million in non-cash operating expenses and $2.6 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income in the nine months ended June 30, 2008 and 2007 included depreciation and amortization, share-based compensation expense, capitalization of interest to principal, gain on sale of business unit, disposal of fixed assets, loss on extinguishment of debt and amortization of debt issuance costs.

        Inventories increased $6.8 million from $33.7 million at September 30, 2007 to $40.5 million at June 30, 2008, which comprised of an increase in inventory of $7.8 million, offset by $1.0 million of inventory sold to Maxim. We invested in wafer die bank and finished goods inventory in order to improve our on-time delivery and customer demand, particularly in our Ethernet product line. Our inventory levels will continue to be determined based upon the level of purchase orders we receive, our ability, and the ability of our customers to manage inventory levels. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. As a direct result of the increase in inventory, accounts payable increased from $15.0 million to $19.4 million. In addition, accrued expenses decreased primarily as a result of an accrued interest payment of $1.9 million, for the interest increase on the 2024 Debentures for the period April 1, 2007, through, but not including October 1, 2007; a $0.4 million final interest payment on the TCP loan; and a payment of a liability of approximately $1.5 million to the former shareholders of a company acquired in 2003. In addition, deferred revenue decreased by $9.3 million, primarily as a result of changes in net distributor activities, offset by $6.0 million of cash received from the licensing of intellectual property.

        Investing activities provided cash of $66.2 million in the nine months ended June 30, 2008, which was primarily the result of the proceeds from the sale of Storage Products business to Maxim for $62.8 million in cash in the first quarter of 2008.

        Our financing activities used $31.3 million in cash in the nine months ended June 30, 2008, which was primarily a result of the repayment of our $59.5 million debt with TCP, offset by the proceeds received from Whitebox for $29.3 million. See Debt Note in the accompanying financial statements.

        Management believes we have sufficient resources to fund our normal operations over the next 12 months, through at least September 30, 2009. However, on October 1, 2009 the holders of our 2024 Debentures have the right to require us to repurchase the 2024 Debentures. In accordance with the November 3, 2006 amendment to the 2024 Debentures, the October 1, 2009, repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. (See Debt Note in the accompanying financial statements).

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

        Our primary source of liquidity is cash generated from operations and our existing cash balances and marketable securities. As of June 30, 2008 and September 30, 2007, our cash and cash equivalents totaled $33.7 million and $26.0 million, respectively.

        On October 29, 2007, the Company completed the sale of a portion of our Storage Products business to Maxim for $62.8 million, with a gain on the sale of approximately $21.5 million. Concurrently with the sale of the Store Product business, we completed the funding of a $30.0 million loan from Whitebox VSC, Ltd. We used a portion of the proceeds of the debt financing, as well as the proceeds from the sale of the Storage Products assets ($62.8million), to repay the Company's debt facility with TCP. The Whitebox VSC, Ltd. loan has a four-year term, with an option to borrow up to an additional $15.0 million.

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

Long-Term Debt, Contingent Liabilities and Operating Leases

        The following table summarizes our significant contractual obligations as of June 30, 2008:

	Payment Obligations by Year (in thousands)
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

        We lease facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of June 30, 2008, are included in the table above.

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

Cash Equivalents and Investments

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2008, the carrying value of our cash and cash equivalents approximated fair value because of the ready market for the cash instruments.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of June 30, 2008, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective. The remedial measures undertaken by the Company to address the material weaknesses in Vitesse's internal control over financial reporting are discussed below.

        To address the material weaknesses in our internal control over financial reporting described below, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the unaudited consolidated financial statements included in this Quarterly Report. Notwithstanding the material weaknesses in our internal control over financial reporting as of June 30, 2008, described below, we believe that the unaudited consolidated financial statements contained in this Quarterly Report present our financial condition, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with generally accepted accounting principles in the United States of America ("GAAP").

        We have continued to work diligently to remedy our accounting issues and improve our internal controls and procedures for financial reporting, as well as to ensure that we have qualified personnel in place to address the aforementioned stock option and accounting irregularities and remediate the internal controls over financial reporting. Although the process of designing and implementing new procedures to minimize the control deficiencies are important to the company, filing of the Forms 10-Q for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008 as well as its Form 10-K for the fiscal year ended September 30, 2008 resulted in a delay in management's ability to adequately design, implement and monitor new procedures to minimize the control deficiencies that led to the issues outlined below. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that there are still material weaknesses in our internal control over financial reporting as of June 30, 2008. Management identified the following key weaknesses:

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
  Risks Relating to Our Business; and

  •
  Risks Relating to our Current and Prior Financial Statements and Related Matters.

Risks Relating to Our Liquidity; Financing Arrangements and Capital Commitments

We have not been able to renegotiate the terms of our 1.5% Convertible Subordinated Debentures ("2024 Debentures") or raise the capital necessary to repurchase some or all of the 2024 Debentures, consequently the audit opinion we have received with respect to our financial statements for the fiscal year ended September 30, 2008, includes an uncertainty regarding our ability to continue as a going concern and may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to and distribution of our proprietary information. As of June 30, 2008 we had 91 U.S. patents and 14 foreign patents for various aspects of design and process innovations used in the design and manufacture of our products and have a number of pending U.S. and foreign patent applications.

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
21.1*	Subsidiaries of Vitesse Semiconductor, Inc.
31.1*	Rule13a-14(a)/302 SOX Certification of Chief Executive Officer.
31.2*	Rule13a-14(a)/302 SOX Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

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