Form 10-K
period 2008-09-30
VITESSE SEMICONDUCTOR CORP
filed 2008-12-31
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of March 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $110,615,635, based on the closing price on that date. As of December 26, 2008 there were 226,205,580 shares of the registrant's $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

2008 ANNUAL REPORT ON FORM 10-K

i

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

        Our end-user customers include leading communications and enterprise original equipment manufacturers ("OEMs") such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Inc., Ericsson, Fujitsu Limited, HP, Hitachi Ltd., Huawei Technologies Co., Ltd., IBM, NEC Corporation, Nortel Networks Corporation, Nokia Siemens Networks B.V., Tellabs, Inc., and ZTE Corporation. With respect to these end-user customers, we engage in distribution and sales efforts directly and/or indirectly through distributors. Sales to distributors account for approximately 76% of our revenues.

        Vitesse was incorporated in the State of Delaware in 1987. Our principal offices are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our stock trades on the Pink Sheets under the ticker symbol VTSS.PK.

        We have a worldwide presence. As of September 30, 2008, we operated four domestic design centers in the United States in California, Massachusetts, Oregon, and Texas, and four international design centers in Denmark, Germany, India, and Taiwan.

Industry Background—Communications Industry

        The past decade experienced dramatic growth in traffic in public and private communications networks, such as those used by long-distance and local exchange service providers, as well as specialized networks, such as those used by Internet service providers. This growth has been driven by rapid adoption of data-intensive applications such as Internet access, e-commerce, e-mail, Voice-over-Internet-Protocol ("VoIP"), video conferencing, Internet Protocol Television ("IPTV"), and the movement of large blocks of stored data across networks. We expect the pace of this growth in bandwidth and the related deployment of new services to continue in the future. As a result, telecom service providers and Enterprises are facing the need to evolve their networks to support these new services. In addition, the growth of the Internet has created the need to manage, move, and store increasing amounts of mission-critical information. This has led to increasing demand for data storage systems and changes in the way companies are interconnecting these systems.

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

Carrier Networking

        The telecommunications service provider Carrier network, which includes networks delivering voice and data communication services to business customers as well as voice, data, and video services to residential customers ("triple play"), has grown dramatically into a complex combination of interconnected networks. These networks are often classified into groups such as Wide Area Networks ("WANs"), Metropolitan Area Networks ("MANs"), Multi-Service Access Networks ("MSANs"), and Radio Access Networks ("RANs") for wireless communication services. These evolving networks must deliver more bandwidth, and increasingly, data-based capabilities to provide improved average revenue per user ("ARPU"). These requirements are forcing service providers to make substantial capital investments to significantly expand their network coverage and upgrade their service offerings.

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

        Over the last several years, in an effort to address the demand for new data-based services, service providers have started to deploy next-generation SONET/SDH networks using an enhanced Ethernet-over-SONET/SDH ("EoS") based technology. These next-generation SONET/SDH networks enable Ethernet, the primary protocol used in Local Area Networks ("LANs"), to be embedded inside the SONET/SDH protocol, so they can be efficiently transported over Wide Area Carrier Networks. EoS has become a major technology driver in Carrier networks by providing a simple evolutionary path for service providers to enable more Ethernet-based data services while extending their existing investment in SONET/SDH infrastructure. The transition from SONET/SDH to next-generation SONET/SDH networks started several years ago and we expect it to continue for at least the next five years as Carriers slowly evolve their installed base of SONET/SDH in Carrier networks.

        In the future, as exponential increases in data traffic continue, data will become the dominant traffic over all networks. To address this need, the industry is developing new standards that will enable the deployment of Ethernet-based technologies deeper into the network. Broadly, Ethernet technology upgraded to meet the requirements of Carrier networks is being called "Carrier Ethernet." It is in effect, an adaptation of Ethernet to provide the same features and functions, such as reliability and scalability, that have traditionally been provided by "telecom" protocols such as SONET/SDH. As these standards evolve, networks based on Carrier Ethernet technology will soon augment and eventually replace legacy telecom-based networks. This transition is in its infancy and is expected to continue for at least the next 10 years.

        The new data-handling capabilities of the network enabled by EoS and Carrier Ethernet allow Carriers to more readily deploy new, revenue-generating, high-bandwidth services such as VoIP, IPTV, high-speed Internet, and business-class Ethernet services to homes and businesses. To deliver these services, they are deploying new access networks and new gateway devices in the office and home that are capable of delivering and terminating these various services. While these networks will be deployed over a variety of physical layer alternatives such as DSL, fiber, and wireless, increasingly, they will migrate to using Ethernet as the common communication protocol.

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

        In the data center, there is a similar trend towards Converged Ethernet. The proliferation of the Internet and the resulting need to manage, move, and store increasing amounts of mission-critical data has led to a growing demand for storage systems and their connection to servers, LANs, and WANs. While today's LANs, Storage Area Networks ("SANs"), and Server Clustering can sometimes use three separate networks based on Ethernet for LAN, Fibre Channel for SAN, and InfiniBand for the server clustering, in the future these multiple networks are expected to converge into a common infrastructure to reduce capital and operating costs

Storage Networking

        The proliferation of the Internet and the resulting need to manage, move, and store increasing amounts of mission-critical data has led to increasing demand for storage systems. It has also resulted in changes in the way companies are connecting these systems using specialized networks called SANs.

        The evolution of SANs, which require networking at high speeds over long distances, has driven the adoption of Fibre Channel, a practical and expandable standard that enables high-speed data transfer among workstations, mainframes, data storage devices, and other peripherals. Another important emerging protocol in the storage market is Serial Attached SCSI ("SAS"). SAS is expected to expand the market for lower-cost storage networks that do not require the performance or robustness that Fibre Channel offers.

        More recently, there has been further migration of the Storage Networks to new protocols based on Ethernet and "Enhanced Ethernet" technologies. One example of this is Fibre Channel over Ethernet ("FCoE"). We believe that, like Carrier and Enterprise Networking, Storage Networking will evolve over time to deploy more networks based on Ethernet technology. We continue to supply products to the Storage market based on our capabilities in Ethernet switching, Ethernet physical layer signaling, signal integrity and crosspoint switch products.

Increasing Demands for Next-Generation Networking Integrated Circuits

        We believe that the market for communications infrastructure equipment, both Carrier Networking and Enterprise Networking, will benefit from several significant trends that will provide attractive growth opportunities for us, based on our strategy to enable the transition to Ethernet and the transition to higher speeds over existing infrastructure and media:

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

    The requirements to deploy networks to service these new data intensive applications will spur demand for systems that augment and evolve, rather than replace, existing equipment in the infrastructure. These networks will move from systems based on a variety of protocols to systems based primarily on Ethernet technologies. This will provide high-growth opportunities for silicon solutions that address these new systems based on so-called Carrier Ethernet and Converged Ethernet technologies. We expect these trends to occur in Carrier, Enterprise, and Storage Networking.

  •
  Higher integration of multiple functions on the same chip such as switching, routing, CPUs, memory, and application-specific software in Systems-on-a-Chip ("SoC") and a related trend for OEMs to purchase rather than manufacture these integrated circuits ("ICs").

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

  •
  Service providers and Enterprises are driven to provide more bandwidth, (i.e., more data at higher speeds). To do this, they must increase the speed at which their networks operate. This trend is seen across nearly all communication markets which we address, in particular:

    The majority of the WANs are deployed at speeds of 10 Gbps. New technology is being developed to increase these speeds to 40 Gbps and even 100 Gbps. These higher speeds must be deployable over existing installed fiber, and also be more cost effective to deploy than 10 Gbps networks in order to reduce the cost-per-Gbps. The industry is focusing on Ethernet over Optical Transport Network ("OTN") as the WAN transport technology of choice for these higher speeds.

    There are also increased traffic demands in the data center driven by rapidly increasing Internet traffic, the proliferation of web-based personal and business applications, and the requirements for geographically redundant data centers to support business continuity and disaster recovery ("BC/DR"). These data center networks are increasingly based on Ethernet technology, and will transition from 1 Gbps to 10 Gbps, and then to 40 Gbps in the near future. We expect these trends to drive additional business for our 1 Gbps and 10 Gbps Ethernet Media Access Controllers ("MACs"), Switches and PHYs.

  •
  Present-day LANs use the Ethernet transmission protocol operating at speeds 10 Mbps or 100 Mbps (Fast Ethernet). Only recently has Gigabit Ethernet started to appear on the desktop. In order to support the migration of desktop computers to these higher data rates, LAN backbones and servers are increasingly employing the Gigabit Ethernet and 10 Gigabit Ethernet standards.

  •
  Our customers often face the task of upgrading systems to higher capacity to address higher bandwidth demands. This involves increasing the data rate at which signals are transmitted over existing legacy backplanes, connectors, and cables. We believe that this will result in a significant increase in demand for our Ethernet, electronic dispersion compensation ("EDC") physical layer, and signal integrity products.

Strategy

        Our objective is to be a leading supplier of high-performance ICs for the global communications infrastructure markets, primarily Carrier Networking and Enterprise Networking markets. In order to attain this goal, our corporate strategy encompasses the five elements listed in the following sections:

Target Growing Markets

        We target high-growth areas in the communications infrastructure market in both Carrier and Enterprise Networks to provide solutions that adhere to the major networking protocols and perform common networking functions required by the most widely deployed networking equipment. For Carrier and Enterprise Networks, we focus on the high-performance markets at 1 Gbps and 10 Gbps and above speeds, which are expected to be the fastest growing market segments.

Focus and Specialization

        We specialize in Ethernet Networking—the dominant networking protocol in both Carrier and Enterprise Networks today. The trend to Carrier and Converged Ethernet, where multiple services and networks are converged on a common Ethernet Networking infrastructure, is widely expected to accelerate in the next few years. In our key markets we are focused on:

  •
  Carrier Networks—we specialize in transitioning Carrier networks to deliver new Ethernet-based services over a variety of network transport technologies such as native Carrier Ethernet, Ethernet over SONET/SDH, as well as Ethernet over WDM/OTN. We are, therefore, uniquely positioned to enable Carrier OEMs and their service provider customers to deliver Ethernet-based services globally over all their networks, thus preserving their investment in their installed base.

  •
  Enterprise and Data Center Networks—we specialize in supporting the transition from 10/100-Megabit Ethernet desktops and network attachments to Gigabit Ethernet and 10-Gigabit Ethernet (and higher speeds in data centers) with highly integrated, low-power designs. We also specialize in supporting the convergence of multiple Enterprise networks for data, voice, storage, and video onto a common, Ethernet-based networking infrastructure.

  •
  High-speed physical layer communication and signal integrity—In both Carrier and Enterprise markets, and in some closely adjacent markets, we develop products to address signaling issues arising from ever increasing signal speeds over copper traces on boards, across connectors and backplanes, copper cables, as well as multi-mode and single mode fiber. These signal integrity issues are expected to gain more importance as Carrier, as well as Enterprise and Data center

    Networking equipment manufacturers, begin scaling line card and systems capacity to higher speeds.

Leverage Technology into New Applications

        The markets for semiconductor devices periodically experience technology shifts caused by, among other things, increased speeds or changing protocols. Our strategy is to use our 20 years of design experience to introduce innovative products in these markets that solve our customers' business problems and gain market share through our customers' adoption of our products. Our advanced technology and IP developments, are focused on three areas:

        Advanced packet processing technologies for Ethernet networking:    We have created unique packet processing technologies for our ethernet MACs and switches that will become increasingly important as networks become dominated by Ethernet.

        Signal Integrity:    We provide world-class signal integrity solutions for a broad variety of applications from 100Mbs to over 10Gbs, including latest-generation electronic dispersion compensation ("EDC") and our patented V-Scope™ signal visualization technology.

        Lowest-power PHY technology:    We have recently received a Frost and Sullivan award for our industry-leading low-power ActiPHY™ and PerfectReach™ Copper PHY technology and we are extending the same proprietary low-power techniques to our optical PHYs, serializer/deserializer ("SerDes"), PMD, and crosspoint devices.

        In several markets, we are beginning to leverage these key technology advantages and intellectual property ("IP") into licensing opportunities with third parties. In areas such as Gigabit Ethernet Copper PHYs, high-speed signaling, and signal integrity, our basic mixed-signal complementary metal-oxide-semiconductor ("CMOS") technology has application in many markets other than those in which we participate. We anticipate being able to exploit our many years of technology development by providing this technology to systems suppliers and other semiconductor suppliers in the form of intellectual property via licensing arrangements. We believe we are in a unique position to supply such IP to other IC vendors as we are either the technology or low-power leader for such IP, or such IP is only available from IC vendors that are competing in the same markets as the companies looking for such IP. As a smaller, more focused and specialized IC vendor, we are less likely to compete with those companies.

Maintain and Build Solid Relationships with Tier 1 Customers and OEM Leaders in Networking

        Our major customers are savvy buyers, who have carefully investigated our ability to serve them with products and technology reliably, on a continuous basis, over the long-term. One of our highest priorities has been to preserve existing business while expanding our customer base through new programs. The key to this strategy is demonstrating the right technology and product solutions, as well as solving specific business or technology challenges. We must also assure customers of the progress on our stated initiatives.

        A key element of our strategy is to work closely with our customers' product managers and systems design teams, as well as business unit and corporate management teams. We believe that these relationships enable us to better understand our customers' business and technology needs and enable us to develop solutions to problems that result in design wins for existing and new systems.

Engage the Right People for Success

        Close attention has been given to the people within our organization to ensure we have the right people for success and that our costs and resources are aligned with our opportunities. At our core, we are a technology company. Our technology comes from the minds of our employees. We endeavor to hire the best and brightest and give them an environment from which they can be successful. We have also made important changes to our Board membership and are taking steps to improve our Corporate Governance practices.

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

        Our SimpliPHY™ Ethernet transceivers provide low power operation, and we have recently introduced further power savings features such as ActiPHY™ and PerfectReach™ that provide energy savings of up to 80% in any network infrastructure device or consumer premise equipment. We have recently received a Frost and Sullivan award for our industry-leading low-power Copper PHY technology. These power saving features are also included in our SparX™ and G-RocX™ switch/router products with integrated Ethernet transceivers. For timing-sensitive applications, such as wireless aggregation networks, we also offer Ethernet transceivers with advanced synchronization capabilities.

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

        Our Ethernet switch products provide a high-level of integration leading to a significant reduction in part count and reduced BOM cost. Switches and routers with integrated Ethernet transceivers also provide all the energy-efficient ActiPHY™ and PerfectReach™ features we introduced on our standalone Ethernet transceivers.

        Ethernet MACs provide addressing and channel control mechanisms that make it possible for several network nodes to communicate within a multipoint network. Our MAC products are designed for use in Enterprise-class modular Ethernet switch platforms as well as in Ethernet-over-SONET/SDH and Ethernet-over-OTN systems used in access, metro, and long-haul Carrier Networking systems. The Vitesse family of Ethernet MACs enables system OEMs to focus on the value-add of the packet processing function by simplifying the Ethernet system interface design.

        Our Ethernet MACs provide single-chip solutions for both 1 Gbps and 10 Gbps applications, reducing software development costs for 1 Gbps and 10 Gbps applications. They also provide support for intelligent oversubscription, allowing OEMs to efficiently and securely manage bandwidth and bandwidth usage. Our MACs incorporate industry-standard XAUI/XAUI+ and SPI-4.2 interfaces for connection to a wide variety of ICs, such as packet processors, traffic managers, switch fabrics, and transport mappers. We are a leading supplier of 1 Gbps and 10 Gbps Ethernet and Carrier Ethernet MACs in the industry.

Transport Processing

        Our goal is to address the needs of Carrier and Enterprise network providers as they undergo a migration to new Ethernet networks that provide increased bandwidth and lower cost. We will do this by providing a complete family of transport processing functions that enable this smooth migration from today's networks to future networks based on Ethernet.

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

        Framers are devices that take incoming data traffic from the physical layer ("PHY") and process the framing information used for transporting data. Mappers convert data from one protocol to another. Forward Error Correction ("FEC") is used in Optical Transport Networks ("OTN") for ensuring reliable data transmission. We offer a complete line of these products that, today, operate at speeds up to 10 Gbps, principally for next-generation systems targeted at the core and metro segments of the Carrier networks.

        Network processors are software-programmable microprocessors that are optimized for networking and communications functions such as classification, filtering, policing, grooming, forwarding, and routing. While we continue to sell and support these products, we no longer invest in the development of network processing units ("NPUs") or traffic management products, and they are therefore considered "non-core" products.

        A switch receives data from a line card and routes the data to its proper destination. We supply a family of Time Slot Interchange ("TSI") switches for use in SONET/SDH equipment. We have various TSI switches in our product portfolio that provide aggregate bandwidth up to 1.5 Tbps. Our switches provide higher bandwidth and lower power than competitive solutions. We also provide switch fabric chip sets for a variety of packet backplane applications. These fabric solutions allow total system interface bandwidths from 20 Gbps to 160 Gbps and higher.

Physical Media Devices, Physical Layer Devices, and Signal Integrity Devices

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

        The Physical Layer Device ("PHY") converts high-speed analog signals from the PMD to low-speed digital signals. It includes the high-speed analog functions of clock and data recovery ("CDR"), multiplexing ("MUX"), and demultiplexing ("DMUX"). The CDR recovers the clock and retimes the signal to synchronize it with the overall system clock, while the MUX/DMUX converts low-speed parallel data into higher speed serial data and vice versa. We have incorporated many industry leading features into these products such as integrated equalization, signal visualization technology, VScope™, and EDC. These technologies dramatically improve signal integrity transmission and reception for applications at 6 Gbps and above, particularly for protocols such as 10 Gbps Ethernet and 8 Gbps Fibre Channel systems. We develop our products in low-cost, CMOS and high-performance Silicon Germanium ("SiGe") silicon process technologies depending on the technology requirements of the product and application. We offer a broad line of PHY products for the SONET, Fibre Channel, and Ethernet markets at speeds ranging from 155 Mbps to 12.5 Gbps.

        Other signal integrity products include crosspoint switches, retimers, and transceivers with integrated signal equalization and pre-emphasis technology that enable the reception and transmission of high-speed signals across system backplanes, long traces of printed circuit boards, and through copper cables at speeds from 155 Mbps up to 11 Gbps. Once a niche technology for very high-speed switching systems, these products are becoming more main-stream as systems continue to increase in speed and density. They now have very broad applications across systems in Carrier and Enterprise Networking as well as Storage and high-definition television ("HDTV") applications.

        Our crosspoint switch family provides asynchronous, unblocked switching matrices from 4x4 to 144x144 matrices with performance up to 11 Gbps. This range of speeds and package form factors enable a wide variety of solutions for SONET/SDH blade servers, and Gigabit Ethernet, Fibre Channels, routers, switching, and HDTV video equipment.

        Our repeater and retimer signal conditioner ICs support data rates from 155 Mbps to 11.3 Gbps for applications, including SONET/SDH, Gigabit Ethernet, Fibre Channel, and Fast Ethernet, with per IC channel counts ranging from two to 12.

        Our backplane transceivers with integrated signal processing and transcoding provide transmission of 5 Gbps to 11 Gbps signals. We provide SerDes with support for dual XGMII to dual XAUI, or single XGMII to dual (redundant) XAUI with working and protection channels.

        Our signal integrity PHY and PMD products provide leading-edge performance and low-power features for 10 Gbps applications such as the emerging SFP+ 10G pluggable transceiver industry standard, as well as superior signal integrity features including EDC that allow propagation over longer distances in multi-mode and single-mode fiber applications, copper cabling, as well as new and legacy backplanes. Our crosspoints, retimers, and signal conditioners provide best-in-class signal integrity improvements for a wide variety of applications in Carrier, Enterprise, data center, and high-definition video applications, within systems as well as connecting between them.

Intellectual Property ("IP") Licensing

        In 2008, we began to leverage our substantial intellectual property ("IP") portfolio into licensing opportunities with third parties. We offer a variety of IP "cores" and design services in deep submicron, 130 nm and 65 nm, process technologies. To date, our primary focus has been our Gigabit Ethernet Cu PHY and switch technologies as well as high-speed PHYs and signal integrity "cores".

        We anticipate being able to exploit our many years of technology development by providing this technology to systems suppliers and other semiconductor suppliers in the form of intellectual property via licensing arrangements. We believe we are in a unique position to supply such IP to other IC vendors as we are either the technology or low-power leader for such IP, or such IP is only available from IC vendors that are competing in the same markets as the companies looking for such IP. As a smaller, more focused and specialized IC vendor, we are less likely to compete with those companies.

Customers

        We market and sell our semiconductor products directly to leading original electronic manufacturers ("OEMs") and original design manufacturers ("ODMs") as well as through third-party electronic component distributors and manufacturing service providers. Sales to distributors accounted for approximately 76.0%, 78.0%, and 84.0% of our net revenues for fiscal 2008, 2007, and 2006, respectively. For fiscal 2008, distributors Nu Horizons Electronics, Corp., including their subsidiary Titan Supply Chain Services and Weikeng Industrial Co. Ltd. accounted for 48.8% and 9.2%, respectively, of our net revenues. IBM accounted for 11.3% of net revenues. For fiscal 2007, distributors Nu Horizons Electronics, Corp., including their subsidiary Titan Supply Chain Services and Weikeng Industrial Co. Ltd. accounted for 50.1% and 7.1%, respectively, of our net revenues. For fiscal 2006, distributors Nu Horizons Electronics, Corp., including their subsidiary Titan Supply Chain Services and Jaco Electronics accounted for 55.1% and 7.6%, respectively, of our net revenues.

        Our top OEM customers for fiscal year 2008 were Alcatel-Lucent, IBM, HP, Huawei Technologies Co., Ltd., and ZTE Corporation. Our sales to these customers accounted for a total of approximately 34.4% of our fiscal year 2008 net revenues. Our top five OEM customers for fiscal year 2007 were EMC Corporation, IBM, HP, Huawei Technologies Co., Ltd., and ZTE Corporation. They accounted for approximately 31.0% of our net revenues for fiscal 2007. In fiscal year 2006, our top customers were Huawei, EMC, IBM, Alcatel-Lucent, and Nortel which collectively totaled 28.0% of our total net revenue at that time.

        Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 49%, 48% and 46% of our net revenue in fiscal 2008, 2007 and 2006, respectively. Note 9—Significant Customers, Concentration of Credit Risk, Segment Reporting, and Geographic Information in the accompanying financial statements provides more specific data on revenue by geographic area.

        Future sales of our technology products will be based on, among other elements, continued expansion of our product line, the acceptance of our products, our customer service levels, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers who are producing similar products.

Manufacturing and Operations

Wafer Fabrication

        Our products make use of the state-of-the-art CMOS technology with feature sizes down to 65 nm as well as other technologies such as SiGe. As a fabless semiconductor company, wafer fabrication for our products is outsourced to third-party silicon wafer foundries such as Taiwan Semiconductor Manufacturing Corporation ("TSMC"), Chartered Semiconductor Manufacturing, IBM, LSI Logic and United Microelectronics Corporation. Outsourcing our wafer manufacturing requirements enables us to eliminate the high costs of owning, operating, and upgrading fabs, and focus our resources on design and test applications where we believe we have greater competitive advantages.

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

        Because wafer fabrication for a great majority of our products is outsourced, we depend on third-party wafer foundries to allocate a portion of their manufacturing capacity sufficient to meet our needs and to produce products of acceptable quality in a timely manner. There are significant risks associated with our reliance on third-party wafer foundries, including:

  •
  The lack of assured wafer supply and the potential for wafer shortages;

  •
  Limited control over delivery schedules, manufacturing yields, production costs, and product quality; and

  •
  Unavailability of or delays in obtaining, access to key fabrication process technologies.

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

        As with wafer fabrication, worldwide assembly and test capacity is limited and we are dependent on our suppliers to provide enough capacity in the correct mix to address all of our requirements. We do not have long-term agreements with any of our assembly or test subcontractors, but instead we subcontract our manufacturing requirements on a purchase order basis. As a result, it is possible that the capacity we will need in the future may not be available to us on acceptable terms, if at all, and we could experience shortages or assembly problems in the future. The availability of assembly services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties or suffers any damage to its facilities.

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

Engineering, Research and Development

        The market for our products is characterized by continually evolving industry standards, rapid advancements in process technologies, and increasing levels of functional integration. We believe that our future success will depend largely on our ability to continue to improve our products and our process technologies, to develop new technologies, and to adopt emerging industry standards. Our product development efforts are focused on designing new products for the high-performance communications infrastructure markets based on understanding the evolving needs of our customers. We have a dedicated team of engineers who follow industry standards development, technology changes, and the product directions of our customers in an effort to provide forward-looking guidance to the development teams in the form of a "Product Roadmap." We work closely with our customers to co-specify and/or co-develop products. We refer to these early adoption customers as "alpha-site customers." Occasionally, our relationships with our alpha-site customers will involve non-recurring development charges or commitments to purchase products. We had no long-term purchase agreements at September 30, 2008 and 2007.

        We are expending considerable design efforts to increase the speed and complexity and to reduce the power dissipation of our products and to create new, value-added functionality. We have, and will continue to develop, common IP cores and standard blocks that can be reused in multiple products, thereby reducing design cycle time and increasing first-time design correctness.

        We have significant research, engineering, and product development resources located in four design centers in the United States combined with four international design centers in Asia and Europe. To continue to improve the cost efficiency of our development organization, we have expanded our capabilities in low-cost regions such as Taiwan and India. Many of our design centers are located in areas of strong technical talent pools and/or in areas where there are strong concentrations of our customers.

        Our engineering, research and development expenses in fiscal 2008, 2007, and 2006 were $50.0 million, $47.2 million, and $66.4 million, respectively.

Competition

        The markets for our products are highly competitive and subject to rapid technological advancement in design technology, wafer manufacturing techniques, and alternate networking technologies. We must identify and capture future market opportunities by developing and deploying value-added products to offset the rapid price erosion that characterizes our industry.

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

        In the communications networking market, which includes our Carrier and Enterprise Networking markets, our competitors include Applied Micro Circuits Corporation, Broadcom Corporation, Gennum Corporation, LSI Corporation, Marvell Technology Group Ltd., Maxim Integrated Products, Inc., Mindspeed Technologies, Inc., PMC-Sierra, Inc., and TranSwitch Corporation. In the signal integrity market our competitors include Gennum Corporation, National Semiconductor Corporation, Mindspeed Technologies, Inc., Maxim Integrated Products, Inc., and PMC-Sierra, Inc. Over the next few years, we expect additional competitors, some of whom may have greater financial and other resources, to enter the market with new products. In addition, we are aware of smaller, privately-held companies that focus on specific portions of our range of products. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

Sales and Customer Support

        We have worldwide sales, marketing, and application support organizations. Our direct sales force is responsible for servicing our Tier 1 and Tier 2 customer requirements. We rely on distributors to service our Tier 3 customers and for order fulfillment for some Tier 1 and Tier 2 customers. Because of the significant engineering support required in connection with the sale of high-performance ICs, we provide our customers with both field engineering and application engineering support. Our sales cycle is typically lengthy, often six to 12 months or more, and requires the continued participation of salespeople, field engineers, application engineers, and senior management.

        Our sales headquarters is located in Camarillo, California. We have additional sales and field application support offices in the United States, Canada, China, Europe, Japan, and Taiwan.

        We generally warrant our products against defects in materials and workmanship for a minimum period of one year.

        Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K and in Note 9—Significant Customers, Concentration of Credit Risk, Segment Reporting, and Geographic Information in the accompanying financial statements.

Intellectual Property

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to and distribution of our proprietary information. As of September 30, 2008, we had 93 U.S. patents, 14 foreign patents, and 18 patent applications pending in the U.S. We are preparing to file several more patent applications.

        The semiconductor industry is characterized by vigorous pursuit and protection of intellectual property rights. As is common in the industry, from time-to-time third parties have asserted patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business and have demanded that we license their patents and technology. To date, none of these claims has resulted in the commencement of any litigation against us, nor have we believed that it was necessary to license any of the rights referred to in such claims. We expect, however, that we will continue to receive such claims in the future, and any litigation to determine their validity, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in such disputes given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation were to result in an adverse ruling, we could be required to:

  •
  Pay substantial damages;

  •
  Discontinue the use of infringing technology, which includes ceasing the manufacture, use, or sale of infringing products;

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

Environmental Management

        We monitor the environmental impact of our products. Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry and many companies are moving toward becoming compliant with the Restriction of Hazardous Substances Directive ("RoHS"), the European legislation that restricts the use of a number of substances, including lead, effective July 2006. We believe that our products are compliant with the RoHS directive. Additionally, some of our subcontractors may be required to register processing materials as required by the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH") European Union Regulation, EC/2006/1907. There are other international environmental directives, regulations and initiatives that are currently evolving in the electronic industry, such as the halogen-free initiative, which may also impact material suppliers and processing subcontractors. We believe our parts will be compliant and that materials will be available to meet these emerging regulations. However, it is possible that unanticipated supply shortages or delays may occur as a result of these environmental factors.

Employees

        As of September 30, 2008, we had 502 employees, including more than 230 in engineering and R&D, with the balance of employees, listed in population size order, in operations, marketing and sales, and finance and administration. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced a work stoppage. We believe our employee relations are good.

Available Information

        We file annual, quarterly, and special reports, as well as proxy statements and other information with the SEC. Any document that we file with the SEC may be read or copied at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. Our SEC filings are also available at the SEC's website at http://www.sec.gov and through our website at http://www.vitesse.com. The information on our website is not incorporated by reference into and is not made a part of this report.

        We, through our Board of Directors, have adopted a Code of Ethics and Business Conduct ("the Code") designed to reflect requirements of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations. The Code applies to all of the Company's directors, officers and employees. We have also adopted a Code of Business Conduct and Ethics for Members of the Board of Directors and a Code of Ethics for the CEO and Senior Financial Officers (hereinafter collectively "the Codes"). Any amendments to the Codes will be posted promptly on our website.

        We, through our Board of Directors, also have adopted Corporate Governance Guidelines ("the Guidelines"). The Guidelines set forth the responsibilities and standards under which the major Board committees and management shall function. The Codes, the Guidelines, and the charters of the Audit, Nominating and Corporate Governance, and Compensation committees are posted on the Investors' section of our website under "Corporate Governance" and are available free of charge by calling us at (800) 848-3773 or (805) 388-3700 or by writing to:

Vitesse Semiconductor Corporation
Attn: Corporate Secretary
741 Calle Plano
Camarillo, CA 93012

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

  •
  Risks Relating to Our Business; and

  •
  Risks Relating to our Current and Prior Financial Statements and Related Matters.

Risks Relating to Our Liquidity, Financing Arrangements, and Capital Commitments

We have not been able to renegotiate the terms of our 1.5% Convertible Subordinated Debentures Due 2024 ("2024 Debentures"), or raise the capital necessary to repurchase some or all of the 2024 Debentures, and consequently the audit opinion we have received with respect to our financial statements for the fiscal year ended September 30, 2008 includes an uncertainty regarding our ability to continue as a going concern and may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

        The holders of our 2024 Debentures have the right, on October 1, 2009, to require us to repurchase some or all of the 2024 Debentures at a price equal to 113.76% (the "premium put") of the principal amount of the 2024 Debentures. If all of the holders of the 2024 Debentures exercise their repurchase rights, the total repurchase price would be $110.0 million. We are working to either renegotiate the terms of, or refinance some or all of the 2024 Debentures. However, to date, we have not been able to renegotiate those terms or to raise the capital necessary to repurchase or refinance some or all of the 2024 Debentures. Consequently, the audit opinion issued by our independent registered public accounting firm with respect to our audited financial statements for the fiscal year ended September 30, 2008 contains an uncertainty regarding our ability to continue as a going concern.

        Such a "going concern" uncertainty indicates that there is substantial doubt as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets to cover our operating capital requirements for the next twelve-month period and the October 1, 2009 repurchase of the 2024 Debentures. If sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations. A going concern uncertainty may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

If required, our ability to repurchase our debentures with cash may be limited and failure to repurchase the debentures would constitute an event of default.

        If we fail to renegotiate with the holders of the 2024 Debentures or to raise the capital necessary to repurchase some or all of the 2024 Debentures, our business, financial condition and results of operations will likely be materially and adversely affected.

        On October 1, 2009, the holders of the 2024 Debentures have the right to require us to repurchase some or all of the 2024 Debentures at a price equal to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million aggregate principal amount of the 2024 Debentures outstanding. We cannot assure that we will have sufficient financial resources or will be able to arrange financing to pay the repurchase price of any 2024 Debentures tendered for repurchase.

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

We have received an audit opinion expressing an uncertainty about on our ability to continue as a going concern.

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

        There can be no assurance that our independent registered public accounting firm will not continue to express substantial doubt about our ability to continue as a going concern in their opinion in the future. In addition, if we fail to renegotiate with the holders of the 2024 Debentures or to raise the capital necessary to repurchase some or all of the 2024 Debentures, our business, financial condition and results of operations will be materially and adversely affected.

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

        The life cycles of some of our products depend heavily upon the life cycles of the end products for which our products are designed. Products with short life cycles require us to manage production and inventory levels closely. We cannot assure you that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products for which our products are designed, will not result in significant charges that will negatively affect our operating profit and net income.

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

        Since April 2006, we have replaced our Chief Executive Officer, Chief Financial Officer, and most of our accounting and financial staff, as well as several Vice President level positions reporting to the CEO. In addition, most of the members of our Board of Directors have resigned and new directors have been appointed. These changes in our management and Board of Directors have been and may continue to be disruptive to our business and during the transition period there have been and may continue to be uncertainty with our customers, investors, vendors, employees, and others concerning our future direction and performance. Our future success will depend, to a significant extent, on the ability of our management team to work together effectively. The loss of any member of our senior management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Moreover, our success will depend on our ability to attract, hire and retain senior management and other key personnel and on the abilities of the new management personnel to function effectively going forward, both individually and as a group.

If we are unable to develop and introduce new products successfully or to achieve market acceptance of our new products, our revenues and operating income will be adversely affected.

        Our future success will depend upon our ability to develop new, high-performance ICs for existing and new markets, the cost-effective and timely introduction of such products, and our ability to convince leading communications equipment manufacturers to select these products. Our financial results have been, and are expected to continue to be dependent upon the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new ICs is highly complex, and from time-to-time, we have experienced delays in completing the development and introduction of new products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

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

        We focus our sales efforts on a small number of customers in the Carrier and Enterprise Networking and Storage markets that require high-performance ICs and intend to continue doing so in the future. Some of these customers are also our competitors. Our top 10 customers typically account for approximately half of our revenue. In fiscal 2008, distributor Nu Horizons Electronics, Corp., and its subsidiary Titan Supply Chain Services accounted for 48.8% of our net revenues, IBM accounted for 11.3% of our net revenues, and Weikeng Industrial Co. Ltd., accounted for 9.2% of our net revenues. In fiscal 2007, distributor Nu Horizons Electronics, Corp., and its subsidiary Titan Supply Chain Services accounted for 50.1% of our net revenues, IBM accounted for 11.0% of our net revenues, and Weikeng Industrial Co. Ltd., accounted for 7.1% of our net revenues. For fiscal 2006, distributor Nu Horizon Electronics, Corp., including their subsidiary Titan Supply Chain Services, collectively accounted for 55.1% of net revenues. If any of our major customers were to delay orders of our products or stop buying our products, our business and financial condition would be severely affected. Additionally, if any of our customers are impacted by consolidation, experience financial difficulty, including filing for bankruptcy protection, or are impacted by adverse economic conditions that would delay networking infrastructure upgrades, build-outs or new installations, this could result in decreased competition for our products and downward pressure on our prices.

Defects, errors, or failures in our products could result in higher costs than we expect and could harm our reputation and adversely affect our revenues and level of customer satisfaction.

        Due to the highly complex nature of our products, occasionally a defect, error, or failure may occur when one of our products is deployed in the field. The occurrence of defects, errors, or failures in our products could result in the cancellation of orders, product returns, and the loss of, or delay in, market acceptance of our IC solutions. Our customers could, in turn, bring legal actions against us, resulting in the diversion of our resources and an increase in legal expenses and judgments, fines or other penalties or losses. Any of these occurrences could adversely affect our business, results of operations, and financial condition.

We depend on third-party wafer foundries and other suppliers and subcontract manufacturers to manufacture substantially all of our current products and any delays in materials, packaging, or manufacturing capacity or failure to meet quality control requirements could have material adverse effects on our customer relationships, revenues and cash flows.

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

        These and other risks associated with our reliance on third-party wafer foundries could materially and adversely affect our revenues, cash flows, and relationships with our customers. For example, the third-party foundries that manufacture our wafers have from time-to-time experienced manufacturing defects and reductions in manufacturing yields. In addition, disruptions and shortages in wafer foundry capacity may impair our ability to meet our customers' needs and negatively impact our operating results. Our third-party wafer foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. Historically, there have been periods when there have been worldwide shortages of wafer foundry capacity for the production of high-performance integrated circuits such as ours. Instead of having long-term agreements with any of our third-party foundries we subcontract our manufacturing requirements on a purchase order basis. As a result, it is possible that the capacity we will need in the future may not be available to us on acceptable terms, if at all.

        In addition to third-party wafer foundries, we also depend on third-party subcontractors in Asia and the United States for the assembly, and in some cases, wafer probe and package testing of our products. As with our wafer foundries, any difficulty in obtaining parts or services from these subcontractors could affect our ability to meet scheduled product deliveries to customers, which could in turn have a materially adverse affect on our customer relationships, revenues, and cash flows. These third-party subcontractors purchase materials used in the assembly process based on our forecast. In the event we fail to meet our obligations by placing purchase orders that are inconsistent with our forecast, we may be required to pay compensation for material forecasted, but not ordered. This may have an adverse affect on revenues, operating results, and cash flows.

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

        Our success depends in part upon our ability to retain key employees. In some of the fields in which we operate, there are only a limited number of people in the job market who possess the requisite skills. We have experienced difficulties in hiring and retaining sufficient numbers of qualified engineers in parts of our business. The loss of services of any key personnel or the inability to hire new personnel with the requisite skills could restrict our abilities to develop new and enhance existing products in a timely matter, to sell products to customers, or to manage our business effectively.

        On June 28, 2006, the Company's common stock was delisted from the NASDAQ National Market. Until recently, except for certain very limited circumstances, the Company did not grant stock options to newly hired or current employees. On October 13, 2008, we granted stock options and restricted stock units to current employees. Since our competitors utilize stock option grants as a significant employee benefit, our inability to offer stock options has hindered our efforts to attract and retain key employees.

We face significant emerging and existing competition, and therefore may not be able to maintain our market share or may be negatively impacted by competitive pricing practices.

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

        We typically face competition at the design stage, where customers evaluate alternative design approaches that require ICs. Our competitors have increasingly frequent opportunities to supplant our products in next-generation systems because of shortened product life and design cycles for many of our customers' products.

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

        In reviewing past stock option grants, Vitesse determined that various stock options were granted with exercise prices that were less than the fair market value of Vitesse's common stock on the date of grant. These grants raise potential tax issues involving Internal Revenue Code Sections 162(m) and 409A, as well as income tax and employment tax withholding obligations. The issue was voluntarily disclosed to the IRS and we are in the process of working out resolutions to the various issues.

We must keep pace with rapid technological change and evolving industry standards in order to grow our revenues and our business.

        We sell products in markets that are characterized by rapid changes in both product and process technologies, including evolving industry standards, frequent new product introductions, short product life cycles, and increasing demand for higher-levels of integration and smaller process geometries. We believe that our success, to a large extent, depends on our ability to adapt to these changes, continue to improve our product technologies, and develop new products and technologies to maintain our competitive position. Our failure to accomplish any of the above could have a negative impact on our business and financial results. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards.

        Development costs for new product technologies continue to increase. We may incur substantially higher R&D costs for next-generation products, as these products are typically more complex and must be implemented through more advanced wafer fabrication processes and assembly technologies.

Our business is subject to environmental regulations that could increase our operating expenses.

        We are subject to a variety of federal, state, and local environmental regulations relating to the use, storage, discharge, and disposal of toxic, volatile, and other hazardous chemicals used in our designing and manufacturing processes. In some circumstances, these regulations may require us to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including the potential liabilities associated with chemicals used in our designing and manufacturing processes. If we fail to comply with these regulations, we could be subject to fines and/or be required to suspend or cease our operations. In addition, these regulations may restrict our ability to expand operations at our present locations in the United States and worldwide or require us to incur significant compliance-related expenses.

If we are not successful in protecting our intellectual property rights, it may harm our ability to compete or maintain market share.

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to and distribution of our proprietary information. As of September 30, 2008, we had 93 U.S. patents, 14 foreign patents, and 18 patent applications pending in the U.S. and are preparing to file several more patent applications.

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

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. As is common in the industry, from time-to-time, third parties have asserted patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business and have demanded that we license their patents and technology. To date, none of these claims has resulted in the commencement of any litigation against us, nor have we believed that it is necessary to license any of the rights referred to in such claims. We expect, however, that we will continue to receive such claims in the future, and any litigation to determine their validity, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We have begun to find opportunities to license our intellectual property. While this may provide a substantial business opportunity for the Company, it may also increase the potential for others to initiate claims against us. We cannot assure that we would prevail in such disputes given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation were to result in an adverse ruling we could be required to:

  •
  Pay substantial damages;

  •
  Discontinue the use of infringing technology, which includes ceasing the manufacture, use, or sale of infringing products;

  •
  Expend significant resources to develop non-infringing technology; or

  •
  License technology from the party claiming infringement, the terms of which may not be available on commercially reasonable terms.

We have a shareholder rights plan designed to discourage hostile takeovers which may prevent shareholders from realizing a takeover premium on their shares of Vitesse common stock.

        Vitesse has a shareholder rights plan intended to preserve the long-term value of Vitesse to our shareholders by discouraging a hostile takeover. Under the shareholder rights plan, each outstanding share of our common stock has an associated preferred stock purchase right. The rights are exercisable only if a person or group acquires 15% or more of our outstanding common stock. The dilutive effect of the rights on the acquiring person or group is intended to encourage such person or group to negotiate with our Board of Directors prior to attempting a takeover. If our Board of Directors believes a proposed acquisition of Vitesse is in the best interests of Vitesse and its shareholders, our Board of Directors may amend the shareholder rights plan or redeem the rights for a nominal amount in order to permit the acquisition to be completed without interference from the plan. However, by discouraging hostile takeovers the shareholder rights plan may prevent shareholders from realizing a takeover premium on their shares of Vitesse common stock.

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

        Management's evaluation of the design and operating effectiveness of our internal control over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system, including that we did not maintain: (i) an effective control environment; or (ii) effective controls over the period-end process, including controls with respect to the review, supervision, and monitoring of accounting operations.

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

        In addition, the Company has implemented, or is currently implementing the following:

  •
  Engagement of a third-party administrator of share-based compensation;

  •
  Enhancement of Corporate Governance and oversight;

  •
  Establishment of an internal audit function;

  •
  Development and implementation of several new policies and procedures to address key weaknesses; and

  •
  Development of specific accounting and finance policies and standardized processes in all critical accounting areas.

        While we are committed to the changes made to our internal controls over financial reporting, and believe we have made progress in resolving our material weaknesses, until sufficient time has passed as to evaluate the effectiveness of the modifications of our internal controls over financial reporting, we cannot assure you that there will not be errors in our financial statements that could require a restatement or delay in filings, and as a result investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

        As discussed above, we have not been able to restate or provide financial statements for any period prior to October 1, 2005. Until the filing of the Forms 10-Q and Form 10-K for 2008 we were unable to comply with the financial statement requirements for an Annual Report on Form 10-K under the Exchange Act. Our failure to comply fully with our reporting requirements under the Exchange Act could result in the SEC deregistering our common stock under the Exchange Act and/or imposing civil penalties on us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Our executive offices and principal R&D facility is located in Camarillo, California and is leased pursuant to a non-cancellable operating lease that was scheduled to expire in January 2009. In September 2008, the company extended the term of this lease through January 31, 2014 with an annual base rent of $1.2 million. The total space occupied in this building is approximately 111,000 square feet. In March 2001, we purchased an additional 58,000 square foot facility located in Camarillo for product development which was sold and leased back. We also owned a 107,000 square foot facility in Colorado Springs, Colorado, which was the site of our wafer fabrication facility until its closure in 2004, and was used as a design center until 2007. We sold this facility in December 2008 (See Note 13—Subsequent Events). We also lease space in 18 additional locations that include domestic and international offices in California, Denmark, Germany, India, Massachusetts, Oregon, and Texas. Our sales and field support offices are located in the United States, Canada, Europe, China, Japan, Germany, and Taiwan. As of September 30, 2008, we owned space of approximately 107,000 square feet and leased space of approximately 271,000 square feet. The Company's current space is sufficient to accommodate current operations.

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

The Derivative and Securities Class Actions

        On April 7, 2008, the District Court approved the settlement in the consolidated securities class actions filed against Vitesse and certain current or former directors and officers of Vitesse alleging violations of §§10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on behalf of a class of purchasers of Vitesse common stock. The settlement of the consolidated securities class actions included a cash payment to the settlement fund of $10.2 million: $8.75 million paid by Vitesse's directors' and officers' liability insurers and a total of $1.45 million paid by Louis R. Tomasetta and Eugene F. Hovanec, two of the former executives of Vitesse. The same two former executives also contributed all shares of Vitesse common stock that they owned, totaling 1,272,669 shares. In addition, on September 22, 2008, Vitesse contributed 2,650,000 shares with a fair market value of $2.4 million representing the value of the shares on April 7, 2008 of Vitesse common stock, but no cash, to the settlement fund.

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

Potential Payroll Tax Liabilities Related to Backdating of Stock Options

        As of September 30, 2008, we have accrued a $1.9 million liability for payroll taxes, penalties and interest related to exercises of backdated stock options during the calendar years 2004 through 2006. During this period, certain non-qualified stock options were improperly classified and treated as incentive stock options for tax purposes. On October 5, 2007, we informed the Internal Revenue Service ("IRS") of these potential payroll tax liabilities resulting from changes in measurement dates for stock options. No formal settlement negotiations have taken place, however we have received requests from the IRS for information relating to the potential payroll tax liabilities that were identified as a result of our stock-option review. We are working with the IRS to provide the requested information in an effort to settle these potential liabilities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        On June 28, 2006, the Company's stock was delisted from the NASDAQ National Market due to failure to provide timely regulatory filings as a result of the improprieties discussed below under the caption "Options Backdating and Accounting Irregularities". The Company's stock has been subsequently traded in the Pink Sheets electronic quotation system under the symbol VTSS.PK. Prior to June 28, 2006, our stock was traded on the NASDAQ National Market under the symbol VTSS. The following table sets forth the high, low, and closing prices of our common stock, as reported on the respective trading systems, for the periods shown. We can provide no assurance that we will be successful in relisting the Company's securities on a national securities exchange.

Fiscal Year Ended 2008	High	Low	Close
October 1 through December 31, 2007	$1.16	$0.80	$0.87
January 1 through March 31, 2008	0.94	0.61	0.67
April 1 through June 30, 2008	0.74	0.61	0.64
July 1 through September 30, 2008	0.94	0.49	0.54
Fiscal Year Ended 2007
October 1 through December 31, 2006	$1.38	$0.84	$0.87
January 1 through March 31, 2007	1.15	0.74	1.12
April 1 through June 30, 2007	1.40	1.04	1.15
July 1 through September 30, 2007	1.25	0.95	0.96

        As of September 30, 2008, we had 1,498 shareholders of record. Because many of our shares are held by brokers or other institutions on behalf of shareholders, we are unable to state the total number of beneficial owners of our common stock.

        We have never paid cash dividends and presently intend to retain any future earnings for business development. Further, our existing loan agreements limit the payment of dividends without the consent of the lender.

Five-Year Stock Performance Graph

        The following performance graph compares the cumulative total shareholder return on our common stock with the NASDAQ Stock Market-U.S. Index and the NASDAQ Electronics Components Index from market close on the last trading day in September 2003 through the last trading day in September 2008. The graph is based on the assumption that $100 was invested in each of our common stock, the NASDAQ Stock Market-U.S. Index and the NASDAQ Electronic Components Index on the last trading day in September 2003.

        The stock price performance graph depicted below shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act of 1933 (the "Securities Act"), or under the Exchange Act. The stock price performance on this graph is not necessarily an indicator of future price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG VITESSE SEMICONDUCTOR CORP.,
NASDAQ MARKET INDEX (U.S.) AND NASDAQ INDUSTRY GROUP INDEX

ASSUMES $100 INVESTED ON SEPTEMBER 30, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPTEMBER 30, 2008

ITEM 6.    SELECTED FINANCIAL DATA

        We recently completed a voluntary review of our historical stock option grant practices and other accounting practices. The review was initiated by the Special Committee appointed by the Board of Directors (as discussed in the Overview section "Options Backdating and Accounting Irregularities") and was conducted by our Audit Committee, comprised solely of independent directors, with the assistance of legal counsel and outside consultants. Accounting errors and irregularities prior to fiscal 2006 involved improper revenue recognition, unrecorded transactions, misapplied credits, and altered or non-existent supporting documentation. Based on the findings of this review, we have adjusted our historical financial statements to record additional non-cash share-based compensation and related expenses, adjustments to revenue and cost of revenue resulting from the correction of improper revenue recognition, as well as other adjustments. The table below includes selected consolidated financial data for the three years in the period ended September 30, 2008. Consolidated financial data is not available for periods prior to October 1, 2005.

        The selected consolidated financial data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our consolidated selected financial data have been derived from our audited consolidated financial statements.

	As of and for the years ended September 30,
	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Product revenues	$218,536	$221,948	$203,289
Licensing revenues	10,000	—	—

Revenues	228,536	221,948	203,289
Income (loss) from operations	8,378	(1,799)	(50,094)
Income (loss) from continuing operations	7,510	(4,825)	(52,003)
Gain (loss) from discontinued operations	9,044	(16,822)	(15,282)
Net income (loss)	16,554	(21,647)	(67,285)
Income (loss) per share:
Basic and diluted:
Continuing operations	$0.03	$(0.02)	$(0.23)
Discontinued operations	0.04	(0.08)	(0.07)

Net income (loss) per share	$0.07	$(0.10)	$(0.30)

Weighted average shares outstanding:
Basic and diluted	223,614	223,556	222,137
Balance Sheet Data:
Cash and short-term investments	$36,722	$33,576	$28,653
Working capital	49,198	55,287	14,431
Total assets	292,277	327,348	352,199
Long-term debt	126,123	155,118	146,752
Total shareholders' equity	125,361	106,243	117,810

        On October 29, 2007, the Company completed its sale of a portion of its Storage Products business, as discussed in Note 3—Discontinued Operations and Assets Held for Sale in the accompanying financial statements. We have reported the results of operations and financial position of the Storage Products business in discontinued operations within the Company's statements of operations and as assets and liabilities held for sale in the Company's balance sheet as of September 30, 2007. For the year ended September 30, 2008, we have reported the results of operations of the Storage Products business, along with the gain recognized on the sale, in gain (loss) from discontinued operations within the Company's statement of operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis set forth below in this Item 7 reflects the adoption of new policies and procedures and adjustments relating to the review of our historical financial statements. These adjustments include the recording of additional non-cash share-based compensation expense, additional payroll tax related expenses resulting from the exercise of backdated options through fiscal 2006, adjustments to revenue and cost of revenue due to corrections of our revenue recognition procedures, and certain other adjustments. For this reason, the data set forth in this Item 7 may not be comparable to discussions and data in our previously filed Annual Reports on Form 10-K, as discussed under the caption "Option Backdating and Accounting Irregularities." All dollar amounts are presented in thousands unless otherwise noted.

        Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition, and results of our operations. The MD&A is organized as follows:

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

  •
  Results of operations.  This section provides an analysis of our results of operations for the three fiscal years ended September 30, 2008, 2007 and 2006. Brief descriptions are provided of transactions and events that impact the comparability of the results being analyzed.

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

        We are a leading supplier of high-performance ICs principally targeted at systems manufacturers in the communications and storage industries. Within the communications industry, our products address Carrier and Enterprise networking where they enable data to be transmitted at high-speeds and processed and switched under a variety of protocols. In storage, our products address primarily Enterprise-class storage systems and blade servers using Fibre Channel protocols. Our customers include leading communications and storage OEMs.

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

Options Backdating and Accounting Irregularities

Chronology of Events

        The following is a chronological listing of events that have occurred since April 2006, including, but not limited to, activities related to errors and irregularities in the disclosure of, and accounting for, stock options granted by the Company to its employees and the Board. A number of these events contributed directly to the delayed filing of the prior years' Annual Reports with the SEC.

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

Vitesse received notification from the SEC's Division of Enforcement that it was conducting an investigation of Vitesse. That notification included a request for documents from January 1, 1995, through the present relating to the grant of stock options.

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
	•	Increased the interest payable at the October 1, 2007 interest payment date by $20.00 per $1,000 principal amount of the 2024 Debentures.
November 2006	We completed a second Consent Solicitation of the holders of Vitesse's 2024 Debentures resulting in the following:
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
•
The Company and the holders of the Debentures agreed to amend the Indenture to decrease the conversion price of the Debentures permanently from $3.92 per share of Vitesse's common stock to $2.546 per share of Vitesse's common stock, subject to further adjustment as set forth in the Indenture; and
•
The Company agreed to increase the repurchase price with respect to the October 1, 2009 repurchase right from 100% to 113.76% of the principal amount of the Debentures to be purchased, plus accrued and unpaid interest (the October 1, 2014 and October 1, 2019 repurchase rights would not be changed).
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
October 2007
Vitesse entered into a proposed settlement of all federal securities class action claims that were filed against the Company and all related federal and state shareholder derivative actions relating to allegations of stock option backdating and accounting manipulations. The proposed settlement is discussed in more detail under "Legal Proceedings."
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

The Special Committee—Findings and Recommended Actions

        In December 2006, the Special Committee completed its investigation and released its report to the public in a Financial Release and Form 8-K. The Special Committee found that members of prior management utilized improper accounting practices primarily related to revenue recognition and inventory, and prepared or altered financial records. Based on the review of the Special Committee, our management determined that it would likely be unable to prepare and publish audited financial statements for its fiscal years ended September 30, 2005 and prior periods, but would be able to do so for periods thereafter, upon reconstruction of the beginning account balances for the year ended September 30, 2006. The Special Committee's findings are discussed in more detail below.

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

Inappropriate Accounting for Grant Modifications

        Several grant agreements were modified by the Company. These modifications involved regrants, rehires, repricings, grants to non-employees, extensions of exercise windows, accelerated vesting, and changes in status. The modifications triggered variable accounting, however, such accounting treatment was not applied by the Company at the time of the modification. The effects of variable accounting for these modifications have been included in the Company's restated accumulated deficit at the beginning of the year ended September 30, 2006.

Inappropriate Reflection of the Measurement Date and Option Pricing

        Several grants were found to have measurement dates that differed from the grant date reflected in the Company's accounting records as determined under APB 25, "Accounting for Stock Issued to Employees." In many cases, the difference between the grant date and the measurement date resulted in intrinsic value for the grants that was not recognized and recorded by the Company at the time of the grant. The granting of options with exercise prices that were lower than the fair market value of the stock on the actual measurement dates did not satisfy the fair market pricing requirement in the Company's stock option plans and was inconsistent with the Company's disclosures in its SEC filings, which stated that in all cases the exercise price of Company options would be equal to the fair market value of the stock on the date of the grant.

        The relationship between the stated exercise price of options and the fair market value of the Company's stock on the date of the identifiable approval actions varied from grant to grant. In some cases, the exercise price of grants reflected the fair market value of the underlying shares on the date of documented approval action. In other cases, the exercise prices reflected the fair market value of the underlying shares on a date either prior or subsequent to any such documented approval action and the exercise price was lower than the fair market value on the date of any such action. In some cases, the use of such grant dates, lower exercise price, and other available evidence supported a finding that the recorded grant dates and corresponding exercise prices were selected with the benefit of hindsight.

Grant Approvals

        During the Company's review of option grants, many option grants were found to have not been approved in accordance with the Company's stock option plans. The Company found some instances where there was no formal evidence of approval of option grants or modifications by the Board of Directors or Compensation Committee that was called for under the stock option plans. The Company also noted that there were instances where option agreements were signed without being dated by either the Company's management or the individual receiving the grant or there were other inadequacies in documentation to reflect adequate formal approval. As part of its review, the Company obtained evidence to support approval where there were shortfalls in formalized documentation.

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

Restatement Methodologies

        As of October 1, 2005, the Company adopted Statement on Financial Accounting Standards ("SFAS") 123(R), "Share-Based Payment," using the modified-prospective transition method. Under this transition method, compensation expense is to be recognized for all share-based compensation awards granted following the date of adoption as well as for all unvested awards existing on the date of adoption. Prior to October 1, 2005, the Company accounted for share-based compensation awards using the intrinsic method in accordance with APB 25, as allowed under SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no share-based compensation expense is recognized if the exercise price of the stock option was at least equal to the fair market value of the common stock on the "measurement date." APB 25 defines the measurement date as the first date on which both the number of shares that an individual grant recipient is entitled to receive and the option or purchase price, if any, are known.

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

        As a result of the problems identified above, the Company undertook a project with the help of its consultants to reflect the appropriate measurement dates and related intrinsic value information in its accounting records. As a result of this analysis, the Company recognized an additional $268.8 million in compensation related expenses, before taxes, related to fiscal years prior to and including the year ended September 30, 2005. In addition to the compensation expense resulting from the correction of option measurement dates, the Company recognized expense for payroll taxes, interest, and penalties related to the historical underreporting of employees' gains on the exercise of misdated options. It is the Company's intent to pay the employee payroll taxes and related interest and penalties resulting from the misdating of stock options. Accordingly, the Company has recorded an additional expense and related liability for these amounts, totaling $1.9 million through September 30, 2008.

        As a result of the investigation described above, we recorded an additional charge for cumulative compensation expense of approximately $268.8 million to our accumulated deficit balance as of October 1, 2005.

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

  •
  Upgrades were made in stock option administration procedures and controls including amendment of the Company's stock option plan to reflect new requirements and procedures as well as enhancements requiring Compensation Committee approval of all options with very limited delegation of authority;

  •
  Improving training and monitoring of compliance with the Company's policies and procedures; and

  •
  Improving corporate recordkeeping, corporate risk assessment procedures, and evaluation of the internal risks of the Company.

        We have incurred substantial expenses for legal, accounting, tax, and other professional services in connection with the Special Committee investigation and related findings, the Company's internal review of historical financial statements, internal and external investigations and inquiries, related litigation, and renegotiations of our debt arrangements due to violations of our covenants and other filing requirements. These expenses totaled $10.8 million for the year ended September 30, 2008. Similar expenses incurred up to September 30, 2007 were in excess of $30.1 million.

Industry Trends and Characteristics that Affect Our Business

        In order to achieve sustained, increasing profitability, we must achieve a combination of revenue growth, increases in margins, and reductions in operating expenses. Through fiscal 2008 and 2007, we focused on improving each of these components of our financial model. From 2007 to 2008 we increased revenue by 3.0%, including $10 million in license fees, reduced our costs of revenue in 2008 from 2007 by 6.5%, and also continued to reduce operating expenses, which are down 1.6% from 2007 to 2008. We increased revenue in fiscal 2007 from fiscal 2006 by 9.2% and also reduced operating expenses, which were down 11.7% in 2007 from 2006.

        Our ability to achieve sustained revenue growth will depend on several factors including increasing demand from our end markets, our ability to capture and maintain market share in growing markets, the rate at which these new markets ramp into production, and the continuing trend by systems companies to outsource the designing and manufacturing of ICs to companies such as ours. Following a substantial downturn that started in late 2000 and continued for many years, market conditions began to improve modestly in 2005, and generally, have continued to improve through 2008. During this time, our revenues have been generally increasing, but tend to be volatile. Many of our major customers and the industry in general, have been going through substantial consolidations, increasing the unpredictability of these end markets. In spite of these difficult business conditions, we believe that the long-term prospects for the markets that we participate in remain strong. Our future revenue opportunities will, in part, be determined by our ability to participate and capture new "design wins" within our major customer base. This depends in large part on our ability to develop, deploy, and sell these products in a timely manner with features that compete effectively against the competitors in our markets.

        The majority of our sales effort is very early in the development of our customers' systems, where we compete for market share based on selection of our components over our competitors. Once selected for a "design win," we have a high probability of holding the majority market share for this product. Many of our large customers have their own internal design teams, which causes us to compete against these teams when our customers make a "make vs. buy" decision. The trend in the industry has been, and continues to be, to outsource more designs to companies such as ours. While we expect this trend to continue, we view this "internal" design effort as a significant competitive threat. The "design win" is a critical milestone in the path to generating revenue, as our products, and our customers' products, are highly complex and typically require many years of development, testing, and qualification before they reach full production. As a result, it may be difficult to forecast the potential revenue from new and existing products at the time we begin our development efforts or achieve our "design wins."

        Our ability to improve margins depends upon several factors, including our ability to continue to reduce our cost of revenues, including our wafer, assembly, and test costs, our ability to improve manufacturing yields, our ability to continue to migrate our products to next-generation process nodes, and our ability to reduce average selling price ("ASP") erosion. We are a fabless semiconductor company. We outsource a substantial amount of our manufacturing, including 100% of our wafer and package assembly fabrication. As such, we must manage our supply chain efficiently to ensure competitive materials pricing and effective lead-times for the materials that we purchase. The semiconductor industry in which we compete is highly cyclical. Typically, in periods of strong demand in the semiconductor industry, we may experience longer lead times, difficulties in obtaining capacity and/or meeting commitments to our required deliveries. In addition, we are subject to occasional supply chain issues such as EOL notices on certain material and/or products that may impact our ability to continue to support certain products that may impact revenue and/or require us to incur additional costs to provide alternative sources.

        Improving product yields is critical to maintaining and improving our cost of revenues. We have a team of engineers focused on yield improvements. Yields are affected by a variety of factors including design quality, wafer fabrication, assembly and test processes and controls, product volumes, and life cycles. We work closely with all our manufacturing subcontractors to improve product manufacturability and yields. We manufacture a wide variety of products, some at low volumes, which likely limits our ability to improve yields on some products. Cost of revenues are also impacted by the ASP of our products, which is primarily determined by competitive factors within the specific markets we serve. Average margins vary widely within the markets we serve, with the Carrier Networking market having the highest average margins and the Enterprise Networking market having the lowest average margins. We endeavor to increase margins by providing products that have substantial added value relative to our competition.

        Over the last three years, we have focused on improving our operational efficiencies. We reduced our operating expenditures from $140.7 million in 2006 to $113.8 million in 2008. We continue to focus on research and development ("R&D") and selling, administrative and general costs ("SG&A") that are the major elements of operating expense. To remain competitive, we must efficiently deploy our R&D resources into markets that will provide our future revenue growth. Our R&D costs were reduced from $66.4 million in 2006 to $50.0 million in 2008 through several cost reduction efforts including closing of our InP fabrication facility in Camarillo, California, and a substantial reduction in the costs of our CAD tools used to execute our designs. We believe that the majority of our R&D cost reductions have been in areas outside our strategic focus and were achieved through leveraging design efficiencies derived from standardization on Ethernet-based products. In addition, we have begun to grow our Hyderabad, India, design center, where we can more efficiently execute product verification and validation. Our India design center has been re-targeted from storage products onto products for Carrier and Enterprise Networking applications. We continue to focus our R&D efforts and to seek opportunities to more efficiently deploy our R&D resources into larger, growing markets. In 2007, we created a Strategy and Technology Office to better identify and exploit emerging opportunities in the marketplace.

        It is critical that we efficiently deploy our capital. We have continued to improve the critical operational metrics of the company, reducing cycle times, reducing total inventory, and reducing the ratio of slow-moving and obsolete inventory.

        As is common in the industry, we sell semiconductor products directly to OEMs and also use a number of distributors and logistics providers to sell products indirectly to our customer base. These channel partners enable us to provide improved customer support and local inventory to our highly distributed customer base. Our direct gross shipments to customers, before adjustments, were $55.3 million in 2008, $54.2 million in 2007, and $34.6 million in 2006. Our indirect gross channel shipments, before adjustments, were $175.6 million in 2008, $190.7 million in 2007, and $186.8 million in 2006. Our accounting policy is to include all distributor channel inventory on our balance sheet as part of the "sell-through" model. The "sell-through" model recognizes revenue upon shipment of the merchandise from our distributor to the final customer. Our sales are distributed geographically across the world. In 2008, 51% of our sales were to North America, 38% to Asia, and 11% to Europe. In 2007, 52% of our sales were to North America, 34% to Asia, and 14% to Europe. In 2006, 54% of our sales were to North America, 33% to Asia, and 13% to Europe.

        We market and sell our semiconductor products directly to leading OEMs as well as through third-party electronic component distributors and manufacturing service providers. For fiscal 2008, 2007, and 2006, distributors Nu Horizons Electronics, Corp., including their subsidiary Titan Supply Chain Services, accounted for 48.8%, 50.1%, and 55.1%, respectively, of our net revenues. For fiscal 2008 and 2007, Weikeng Industrial Co. Ltd. accounted for 9.2% and 7.1%, respectively, of our net revenues. IBM was the only customer other than our distributor channels that accounted for more than 10% of revenues in both fiscal year 2008 and 2007. No customers accounted for more than 10% of our revenues in fiscal year 2006.

Significant Events During Our Last Three Fiscal Years

        A materially complete outline of the significant recent events with regard to the various legal, accounting, and regulatory issues that the company has faced since the end of its September 30, 2005 fiscal year is located under "Business-Timeline of Events Since 2006" and should be read in conjunction with this section for a complete update of the significant events at the Company during that time. This section outlines the significant business and financial events and trends within the last three years.

Impact of Recent Events

        Beginning April 18, 2006 and described in detail earlier in Item 7- Overview, the discovery of certain accounting issues with respect to our historic options grant practices precipitated a variety of challenges for the Company including:

  •
  Changes in management including Chief Executive Officer, Chief Financial Officer, Vice President of Finance, General Counsel, three Vice-President/General Managers, as well as other Vice President level positions;

  •
  Changes in the constitution of the Board of Directors;

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

Our Operational Philosophy

        We believe, first and foremost, that we must compete from a position of financial strength and stability. While we are a leader in many of the markets we serve, we are a small semiconductor company, and thus we must find the appropriate balance between near-term operational performance and long-term growth prospects that are enabled through investment in R&D. The strategic investments made in the last six years to transform the Company have been considerable. During much of this time, and until just recently, Vitesse made several large acquisitions and spent well over 40% of revenue on R&D to fund this transformation. As a result, our operating performance has been poor. During the last two years, our new management team has executed a transformation in the operating principles of the company. From 2006 through present we have taken specific actions to strengthen our financial position in an effort to reach sustained profitable performance. We have:

  •
  Brought in additional capital in the form of a $52.0 million debt from Tennenbaum Capital Partners ("TCP") to provide a substantial increase in working capital;

  •
  Sold a portion of our Storage Products business for $62.8 million and a potential earn-out based on the business meeting certain criteria, as detailed in the agreement;

  •
  Restructured our existing debt facility, to reduce our gross outstanding debt from $156.7 million to $126.7 million, principally by refinancing the TCP debt with a new credit facility from Whitebox VSC, LTD. ("Whitebox"). This transaction was completed on October 28, 2007;

  •
  Improved our cash balance from $23.1 million at the beginning of fiscal 2006 to $36.7 million at the end of fiscal 2008;

  •
  Reduced inventory levels from $54.0 million at the beginning of fiscal 2006 to $37.5 million at the end fiscal 2008;

  •
  Reduced operational expenses from 77.0% of revenue at the end of the first quarter of fiscal 2006 to 42.0% of revenue at the end of the fourth quarter of fiscal 2008; and

  •
  Reduced the cost of revenues from 55.5% of revenues in fiscal 2006 to 46.5% of revenues in fiscal 2008.

Our Strategy

        During the last two years, Vitesse accelerated a comprehensive strategic transformation that began in 2001 following the general decline of the telecommunications industry after the bursting of the "Internet Bubble." We have invested heavily to enter new markets, develop new products, and penetrate new customers in an effort to diversify the Company and provide new opportunities for growth. During the last two years we have:

  •
  Exited the GaAs and InP product business and closed our Camarillo, California wafer fabrication facility. Fixed assets with a zero net book value were sold for $2.5 million, net of commissions, on February 27, 2008.

  •
  Divested portions of our Storage Products business that were not consistent with other areas of the Company whose products are based on Ethernet technology. We completed the sale of our SAS/SATA Storage Products line to Maxim Integrated Products, Inc. ("Maxim"), on October 29, 2007, for $62.8 million plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement.

  •
  Redeployed and focused our R&D resources on product developments primarily in Carrier and Enterprise Networking markets;

  •
  Expanded our business in Europe and Asia, primarily China, as the result of improved penetration into Tier 1 networking OEMs; and

  •
  Enhanced our top customer list to include new names such as IBM and HP in the Enterprise server, storage and networking markets and key Taiwanese ODMs in the Enterprise switch and router markets.

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

Our Business Product Lines—Historically

        Historically, our products were primarily focused on networking and storage infrastructure equipment applications. In 2007 and 2006, we classified revenues into three major product lines: Networking, Ethernet, and Storage. While we carry multiple product lines, the business operations are singularly deployed across all products.

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

Storage Products

        The growth of the Internet and the resulting need to manage, move, and store increasing amounts of mission-critical data has led to increasing demand for storage systems and has also resulted in changes in the way companies are connecting these systems. These alternative topologies have resulted in the emergence of new and faster protocols to meet the needs of the storage system manufacturers and their end customers. For example, while earlier SANs used a standard interface protocol known as SCSI, newer SANs, which require networking at high-speeds over long distances, have used Fibre Channel, a practical, and expandable standard that enables high-speed data transfer among workstations, mainframes, data storage devices, and other peripherals. We have been a leading provider of Fibre Channel-based ICs since the inception of this standard over 10 years ago. Recently, two other protocols emerging in the storage market are SAS and SATA. These are the serial evolution of the SCSI and ATA interfaces, respectively, that are used in most computers and disk drives today. Both SAS and SATA are expected to expand the market for lower-cost storage networks that do not require the performance or robustness that Fibre Channel offers. Further, SAS is expected to replace SCSI as the primary protocol in connecting servers to storage devices as it significantly increases the data transfer rate between these devices.

        Vitesse has provided a variety of products into Storage applications. These generally included: (i) Fibre Channel physical layer components; (ii) SAS-SATA expanders and enclosure management products; (iii) SAS Raid-on-Chip processors; and (iv) Signal Integrity products (protocol-agnostic PHYs, CDRs, and crosspoint, switches).

        In August 2007, we announced that we were divesting substantial portions of our Storage Products business to focus on Ethernet networking for Carriers and Enterprises. Effective October 2007, Vitesse sold the majority of its products for SAS/SATA and enclosure management to Maxim, Inc. as part of this divestiture. We still provide the following products into Storage systems: (i) Fibre Channel physical layer components; (ii) SAS Raid-on-Chip Processors; and (iii) Signal Integrity products.

Our Business Product Lines—2008 Classifications

        Beginning in 2008, Vitesse classified revenues into three markets: Carrier Networking, Enterprise Networking, and Non-Core. The new classification of these revenue streams better reflect the major trends in our product lines and how they map into our customer base.

Carrier Networking

        The telecommunications Carrier network, which includes networks delivering voice and data services, has grown dramatically to a complex combination of networks. These networks are often classified into groups such as WANs, MANs, MSANs, and RANs. Each of these types of networks has its own set of technical and operational challenges. These evolving networks must deliver more bandwidth and provide increasing data-based capabilities to provide "quadruple play" services that integrate voice, data, and video traffic over both wired and wireless networks. To address this problem, Carriers are increasingly trying to map Ethernet services and connectivity more efficiently into their existing networks. They may even replace their legacy network with new all-IP/Ethernet-based networks. Broadly, Ethernet technology upgraded to meet these requirements is being referred to as "Carrier Ethernet." It is, in effect, an adaptation of Ethernet to provide the same features and functions that have traditionally been provided by "telecom" protocols such as SONET/SDH, Plesiochronous Digital Hierarchy ("PDH"), etc. Because of the complexity of the Carrier networks, products sold into these applications have long design cycles, typically two to four years from design start to production, and long life cycles, typically five to 10 years or more.

        Vitesse provides a variety of products into Carrier Networking applications. These generally include: (i) Ethernet-over-SONET mappers, SONET framers and switches; (ii) Optoelectronic PMDs and physical layer devices such as transceivers and CDRs; (iii) Signal Integrity Products including backplane transceivers, CDRs, and crosspoints switches; (iv) Ethernet MACs and switches; (v) GbE Cu PHYs; and (vi) Next-generation OTN mappers.

Enterprise Networking

        Enterprise Networks generally include equipment dedicated to the communication of voice and data services within large enterprise organizations. An Enterprise Network will typically be comprised of one or more LANs, computer systems including workstations and servers, as well as one of more SANs. Enterprise Networks will also typically include broadband connections to Carrier Networks for the broader communication of voice and/or data outside of the enterprise. Enterprise Networks are often classified into groups depending on their size and complexity. Typical categories are large Enterprise, data center switching, SME, SMB, and SOHO. Similar to Carrier Networks, Enterprise Networks are going through an evolution to provide more bandwidth, and more reliability, interoperability, and scalability. Ethernet-based networks, which are already widely deployed in LANs, are becoming more prevalent in other enterprise applications such as data center switching and SANs. Enterprises are paring down their multiple networks (telephone, LAN, video conferencing, wireless, and remote mirroring/backup) to a common switched IP/Ethernet-based infrastructure. Ethernet technology that is being upgraded to meet these new requirements is generally being referred to as "Converged Enhanced Ethernet." In addition, Enterprise Networks are migrating from fast 100 Mbps Ethernet to Gigabit Ethernet and from Gigabit Ethernet to 10 Gigabit Ethernet. This transition is still in the early stages and expected to accelerate over the next several years. The complexity of products within the Enterprise Networks varies dramatically based on the product application. Products at the "low-end" of the network, in SOHO, SME, and low-end SME applications typically have fast design cycles on the order of six to 12 months and short life cycles, on the order of two to four years.

        Products sold into applications at the "high-end" of Enterprise such as data center switching and high-end SME have longer design cycles, typically one to two years from design start to production, and long life cycles, typically three to five years or more. Vitesse provides a variety of products into Enterprise networking applications. These generally include: (i) Ethernet MACs, switches, and routers; (ii) GbE Cu PHYs; (iii) Integrated Cu PHY and switch products; and (iv) Signal Integrity products including backplane transceivers, CDRs, and crosspoint switches.

Non-Core

        Products that do not substantially sell into the Carrier or Enterprise Networking markets, or have little or no current or future investment, have been classified as Non-Core products. Today, these products include legacy products from our Fibre Channel storage products line, our Raid-on-Chip processor line, our network processor product line, and some of our packet-based fabric switch product line.

        In 2006, we made the decision to close our Camarillo, California wafer manufacturing facility and to provide an EOL purchase to our customers using the GaAs and InP products manufactured in the facility. The fab was closed in September 2007, after producing the EOL materials required to support our customers. The majority of the products being manufactured have since been replaced by later-generation products manufactured by one of our wafer foundry suppliers.

        In conjunction with the sale of a portion of our Storage Products business to Maxim, we substantially reduced our investment in "SAS Raid-on-Chip" ("ROC") products acquired from Adaptec by eliminating any future development efforts in these products. We terminated our Milpitas design team and re-deployed our Hyderabad, India, design team to new products in Enterprise Networking. We continue to provide applications, sales, and manufacturing support to customers using our current generation ROC processor products.

Intellectual Property

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

Revenue Recognition, Sales Returns Reserve and Allowance for Doubtful Accounts

        In accordance with SEC Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 104"), as well as SAB No. 104, "Revenue Recognition" ("SAB 104"), we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. With a few minor exceptions, we recognize revenue on goods shipped directly to customers at the time of shipping as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all distributors, utilizing information provided by the distributors. These distributors maintain inventory balances, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers. Vitesse personnel are often involved with the sales from the distributors to end customers.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. Sales returns typically occur for quality related issues and allowances are based on specific criteria such as rebate agreements. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns or allowances differ from our estimates, our future results of operations may be affected. As of September 30, 2008 and 2007, our sales return reserve was $54,000 and $140,000, respectively.

        We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable based on a combination of factors. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollected. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of September 30, 2008 and 2007, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

        On December 28, 2007, the Company entered into an arrangement to license intellectual property to a third-party. The contract is a perpetual, nonexclusive, non-transferrable, irrevocable license for specified intellectual property. As part of the contract, we were granted a perpetual, nonexclusive, non-transferrable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse will receive $15.0 million in license fees plus royalties for the rights to certain licensed products and core technology. Of the fees, $10.0 million were received upon delivery and acceptance of the licensed technology. Specific deliverables to the licensee were defined in the agreement and required acceptance from the licensee before payment was made. The remaining $5.0 million will be received upon the earlier of licensee's first commercial sale using the intellectual property or the one-year anniversary of the agreement. For a period of seven years from the effective date of the contract, licensee will pay royalties on a per unit basis, on each commercial sale incorporating the licensed products. Royalties will be accounted for when received.

        In accordance with Staff Accounting Bulletin No. 104, "Selected Revenue Recognition Issues" ("SAB 104"), in the licensing of technology and other intangibles, delivery does not occur for revenue recognition purposes until the license term begins. Revenues should be recognized in a manner consistent with the nature of the transaction and related earnings process. Based on management's analysis of the license terms, and pursuant to the guidance in SAB 104, revenue related to the licensing of the intellectual property was deferred until final acceptance of the contracted deliverables were received from the licensee. Confirmation of the deliverables was received in September 2008 and we recognized $10.0 million in revenue in the accompanying financial statements. In addition to the license fees and royalties discussed above, we expect to develop a royalty stream as a result of this contract.

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

        Fair value of goodwill is determined by considering the Company's market capitalization, discounted cash flows, and a market approach as of the valuation date. In considering the Company's market capitalization, an estimated premium to reflect the fair value on a control basis was applied. This premium was estimated based on an evaluation of control premiums identifiable in comparable transactions. Market-based assumptions within the income and market approaches were used to estimate the fair value of our equity and the assets; discounted cash flows were used to value debt. Fair value of other intangible assets is determined by undiscounted future cash flows, appraisals, or other methods. Fair value of long-lived assets is determined based on market value. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the fair value attributable to the asset is less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we amortize over the remaining estimated useful life of the asset.

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

        We adopted SFAS 123R using the modified-prospective transition method of recognition of compensation expense related to share-based payments. Under this transition method, compensation expense recognized during the years ended September 30, 2008, 2007, and 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested, as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all share-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company's consolidated statements of operations for the years ended September 30, 2008, 2007, and 2006, reflect the impact of adopting SFAS 123R.

        SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability. Because the share-based compensation expense recognized in the Statements of Operations for fiscal 2006 through 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeitures from the estimates made at grant date could result in more or less non-cash compensation expense in comparable periods.

Assets and Liabilities of a Business Held for Sale

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we classified the assets and liabilities of a business as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held for sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. As discussed in Note 3—Discontinued Operations and Assets Held for Sale in the accompanying financial statements, the Company announced the sale of a portion of its Storage Products business on August 23, 2007, completing the sale on October 29, 2007. As of September 30, 2007, assets and liabilities of $35.5 million and $0.4 million, respectively, related to our Storage Products business were classified as held for sale. As of September 30, 2008, $3.2 million related to our Colorado building has been classified as held for sale.

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

Income Taxes

        The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company maintains a valuation allowance on the deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these tax assets in future tax periods. The valuation allowance is based on estimates of future taxable income by tax jurisdiction in which the Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities. FAS 123R allows the benefit related to deductible temporary differences attributable to nonqualified stock options to be credited to additional paid-in-capital when realized. Because the Company is in a net operating loss position as of September 30, 2008 and 2007, it may not recognize a benefit for those respective years.

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. As of September 30, 2008 and 2007, management has placed a valuation allowance against all deferred tax assets based on its overall assessment of the risks and uncertainties. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at September 30, 2008 and 2007.

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

Valuation of Repurchase Right on Subordinated Debentures

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. We completed a second Consent Solicitation of the holders of our 1.5% Convertible Subordinated Debentures due 2024 ("2024 Debentures") where we agreed to increase the repurchase price with respect to the October 1, 2009, repurchase right from 100% to 113.76% of the principal amount of the Debentures to be purchased (the 'premium put'). We estimate the approximate fair value of the premium put as the difference between the estimated value of the debentures with and without the premium put feature. Any gain or loss on the fair value of the premium put is reflected in current earnings. The premium put was estimated to have no fair value as of September 30, 2008 and 2007. Significant variables were considered in estimating the fair value of the premium put at each valuation date including: i) closing price of our stock; ii) risk free rate curve data based on the U.S. Treasury curve; iii) volatility; iv) credit spread; and v) recovery amount payable in the event of exercise of the premium put. Changes in one or more of these variables could create a change in the valuation of the premium put and result in expense in future periods.

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

Results of Operations

        The following table sets forth statements of operations data expressed as a percentage of revenues for the fiscal years indicated:

	Year Ended September 30,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Cost of expenses:
Cost of revenues	46.5%	51.3%	55.5%
Engineering, research and development	21.9%	21.3%	32.6%
Selling, general and administrative	22.1%	19.1%	23.9%
Accounting remediation & reconstruction expense & litigation costs	4.7%	6.1%	8.2%
Amortization of intangible assets	1.1%	3.0%	4.4%

Operating expenses	96.3%	100.8%	124.6%

Income (loss) from operations	3.7%	(0.8)%	(24.6)%
Other income (expense):
Interest expense, net	(1.7)%	(1.2)%	(1.2)%
Loss on extinguishment of debt	0.0%	(0.9)%	0.0%
Other income, net	2.1%	0.8%	0.6%

Other income (expense), net	0.4%	(1.3)%	(0.6)%
Income tax expense	0.5%	0.1%	0.4%
Minority interest in earnings of consolidated subsidiary	(0.3)%	0.0%	0.0%

Income (loss) from continuing operations before discontinued operations	3.3%	(2.2)%	(25.6)%
Discontinued operations
Gain (loss) from operations of discontinued Storage Products	4.0%	(7.6)%	(7.5)%

Net income (loss)	7.3%	(9.8)%	(33.1)%

Fiscal Years Ended September 30, 2008 and 2007

Product Revenues

        We classify our IC products into three categories: 1) Carrier Networking Products; 2) Enterprise Networking Products; and 3) Non-Core Products. The Networking Products line services core and metro WANs, also known as Carrier Networks. Our products are focused on enabling Ethernet data services to be deployed more broadly across these networks. The Ethernet Networking Products line services the market for Ethernet switching and transmission within LANs in SMB and SME markets.

Non-Core Products are those product lines where we have chosen to exit markets and no longer continue to invest. The following tables summarize our net product mix by product line.

        The following table summarizes our product revenues. Our references to years are in the context of our fiscal years ended September 30:

	September 30,		Change
	2008	2007 $ %
	(in thousands)
Carrier Networking Products	$92,952	$91,670	$1,282	1.4%
Enterprise Networking Products	76,524	76,089	435	0.6%
Non-Core Products	49,060	54,189	(5,129)	(9.5)%

Product Revenues	$218,536	$221,948	$(3,412)	(1.5)%

        Product revenues in fiscal year 2008 were $218.5 million, a decrease of 1.5% from the $221.9 million recorded in fiscal year 2007. The revenues reported from the Storage Products exclude revenues generated from product lines sold to Maxim in October 2007.

        Product revenues from Carrier Networking Products were $93.0 million in fiscal 2008, compared with $91.7 million in fiscal 2007. The increase of 1.4% was primarily due to growth in Optical PHY and signal integrity product lines.

        Product revenues from Enterprise Networking Products in fiscal 2008 were $76.5 million, an increase of 0.6%, compared with $76.1 million in fiscal 2007. The increase was primarily due to growth in our Ethernet switch and Cu PHY products, our signal integrity products. This was partially offset by a decrease in sales from our legacy packet switch product family.

        Product revenues from Non-Core Products were $49.1 million in fiscal 2008, compared with $54.2 million in fiscal 2007. The decrease of $5.1 million, or 9.5%, in revenues, was primarily due to weaker demand for our products that are at or nearing their end-of-life in markets that we have chosen to exit. Accordingly we are not actively pursuing sales of these products.

        In fiscal 2008, we shipped approximately $22.1 million in products that are now classified as EOL compared with $34.9 million in fiscal 2007. These products were older generation storage products including our 2G Fibre Channel products and enclosure management products classified as Non Core products, certain older generation Ethernet switch and MAC products classified as Enterprise products, and certain of our network processor ("NPU") products and older generation products manufactured in our Camarillo, California GaAs fabrication facility classified as Carrier Networking products.

Licensing Revenues

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Licensing Revenues	10,000	—	10,000	100%

        Licensing revenues were $10.0 million in fiscal 2008, compared with $0 in fiscal 2007. On December 28, 2007, the Company entered into an arrangement to license intellectual property to a third-party. Specific deliverables to the licensee were defined in the agreement and required acceptance from the licensee. We received confirmation of the deliverables from the licensee and recognized $10.0 million of licensing revenues in September 2008. In 2008, we began to leverage our substantial intellectual property ("IP") portfolio into licensing opportunities with third parties. We offer a variety of IP "cores" and design services in deep submicron, 130 nm and 65 nm, process technologies. To date, our primary focus has been our Gigabit Ethernet Cu PHY and switch technologies as well as high-speed PHYs and signal integrity "cores".

Cost of revenues

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Cost of revenues	$106,344	$113,754	$(7,410)	(6.51)%
Percent of revenues	46.5%	51.3%

        As a fabless semiconductor company, we use third-parties (including TSMC, IBM, Chartered Amkor, ASAT, and ASE) for wafer fabrication and assembly services. Our cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; and (iii) labor and overhead costs associated with product procurement and testing.

        Our cost of revenues was $106.3 million in fiscal 2008 compared to $113.8 million in fiscal 2007. As a percentage of revenues, our cost of revenues was 46.5% in fiscal 2008 compared to 51.3% in fiscal 2007.

        Substantial portions of our revenue growth in 2008 were from lower margin products in our Enterprise Networking product lines. This was the result of our focus in prior years to diversify our business in areas outside the Carrier Networking markets. While products in these new markets provide good diversification and growth opportunities, they come at a higher overall cost of revenues in these new markets.

        During 2008, revenues from these higher cost products increased, while total cost of revenues improved compared to 2007 due to:

  •
  Substantial cost containment efforts by the company. This cost containment is primarily attributed to efforts to reduce the purchase price of materials such as wafers and packages, and improvements in the efficiency of operations, including product yields. As it is customary for product prices in the semiconductor industry to decline over time, it is imperative that we continue to reduce our cost of revenues. Our efforts continued to be focused on improving operating efficiencies, including improving product yields, reducing scrap, and improving cycle times, as well as reducing our internal and external selling costs; and

  •
  There was no cost of revenues associated with intellectual property licensing revenues of $10.0 million in fiscal 2008.

Engineering, Research and Development

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Engineering, research and development	$49,982	$47,199	$2,783	5.9%
Percent of revenues	21.9%	21.3%

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

        Engineering, research and development expenses for 2008 were $50.0 million, an increase of $2.8 million or 5.9% from $47.2 million in 2007. The increase in engineering, research and development expenses is primarily due to increased headcount and related employment costs resulting from our engineering efforts in the development of new products.

        We believe that continued investment in the design and development of future products is vital to maintaining a competitive edge. We have closely monitored our known and forecasted revenues, demand, and operating expense run rates. We continue to seek opportunities to focus research and development activities and will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Selling, General and Administrative

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Selling, general and administrative	$50,557	$42,459	$8,098	19.1%
Percent of revenues	22.1%	19.1%

        Selling, general and administrative ("SG&A") expense consists primarily of personnel-related expenses, including share-based compensation expense, legal and other professional fees, facilities expenses, outside labor and communications expenses.

        Selling, general and administrative expenses were $50.6 million in fiscal 2008 compared to $42.5 million in fiscal 2007. The $8.1 million increase in our SG&A expenses for fiscal 2008, is primarily due to higher accounting fees paid to our auditors for services related to the auditing and issuing of our 2006 and 2007 financial statements. Audit fees are considered recurring costs and are not included in the accounting remediation costs discussed below. We also experienced increases in bonus and commission expense as a result of improved operating performance and expense related to the cost of outside labor to prepare our Colorado Springs facility for sale. These increased costs are partially offset by a $3.2 million gain on the sale of fixed assets.

Accounting Remediation and Reconstruction Expense and Litigation Costs

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Accounting remediation & reconstruction expense & litigation costs	$10,761	$13,558	$(2,797)	(20.6)%
Percent of revenues	4.7%	6.1%

        Accounting remediation and reconstruction expense and litigation costs consist of fees incurred in connection with the preparation and issuance of our fiscal 2006 and fiscal 2007 financial statements. We recorded $10.8 million in 2008 and $13.6 million in 2007 related to work performed on stock option accounting and inventory valuation, revision of our revenue recognition policies, and other legal and financial reporting issues. Of these costs, legal fees constituted $4.1 million and $7.6 million, respectively, and other professional and accounting fees were $6.7 million and $6.0 million, respectively.

        Accounting remediation and reconstruction costs are expected to decrease significantly in fiscal 2009 as we resolve certain legal issues, complete and file all outstanding financial reports, and transition accounting and reporting responsibilities to permanent staff.

Amortization of Intangible Assets

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Amortization of intangible assets	$2,514	$6,777	$(4,263)	(62.9)%
Percent of revenues	1.1%	3.0%

        Amortization of intangible assets was $2.5 million in fiscal 2008, compared to $6.8 million in fiscal 2007. The decrease from 2007 to 2008 is due to intangible assets related to our prior acquisitions of Exbit Technology A/S, APT Technologies, Inc, and Multilink Technology Corporation becoming fully amortized during 2007. See Note 2—Goodwill and Other Intangible Assets of the Notes to the Consolidated Financial Statements for additional information. Due to a significant drop in our stock price in the first quarter of 2009 we expect to perform an impairment analysis from which we may conclude a material amount of our goodwill is impaired and consequently some or all of it should be written-off in that quarter.

Interest Expense, net

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Interest expense, net	$3,868	$2,580	$1,288	49.9%
Percent of revenues	1.7%	1.2%

        Interest expense, net of interest income increased approximately $1.3 million to $3.9 million in 2008. In October 2007, in connection with the sale of the Storage Products business, the Company replaced its debt to Tennenbaum Capital ("TCP") with a note to Whitebox VSC, Ltd. ("Whitebox"). Interest expense incurred on the TCP debt in fiscal 2007 and 2008 was higher than the fiscal 2008 Whitebox interest expense, but all interest expense related to the TCP debt was recorded as a component of discontinued operations in fiscal 2007 and 2008, resulting in $3.1 million higher net interest expense in fiscal 2008. This increase is offset by a decrease in interest on the subordinated 2024 Debentures. In the second half of fiscal 2007, we incurred an additional 4% interest on the debentures in connection with the Second Supplemental Indenture dated September 24, 2007. As a result, interest expense related to the subordinated debentures decreased by $1.9 million in fiscal 2008 compared to fiscal 2007.

Loss on Extinguishment of Debt

	September 30,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$1,977	$(1,977)	100.0%
Percent of revenues	0.0%	0.9%

        In connection with the amendment to the 2024 Debentures in the first quarter of fiscal 2007, (See Note 6—Debt in the accompanying financial statements), the conversion price of the 2024 Debentures was permanently decreased from $3.92 to $2.546 per share of Common Stock, resulting in debt terms that were substantially different from the original debt terms. In accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company recognized a loss of $2.0 million on the extinguishment of debt in the first quarter of fiscal 2007 as a result of the write-off of unamortized debt issuance costs.

Other Income, net

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Other income	$4,882	$1,755	$3,127	178.2%
Percent of revenues	2.1%	0.8%

        Other income, net of expense, was $4.9 million in fiscal 2008 compared to $1.8 million in fiscal 2007. Other income in fiscal 2008 was primarily related to gains on the sale of available-for-sale securities held by Vitesse and its subsidiaries, $400,000 income from the settlement of a breach of contract lawsuit, a $524,000 gain on scrap materials and gain on the sale of available for sale securities of $3.4 million. In fiscal 2007, other income primarily consisted of miscellaneous, non-recurring royalty payments generated from the licensing of intellectual property to third parties.

Income Tax Expense

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Income tax expense	$1,222	$224	$998	445.5%
Percent of revenues	0.5%	0.1%

        Income tax expense represents state and foreign income tax expense not eligible for offset by loss carry forwards.

Minority Interest in Earnings of Consolidated Subsidiary

	September 30,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Minority interest in earnings of consolidated subsidiary	$660	$—	$660	100.0%
Percent of net revenues	0.3%	0.0%

        A minority interest in the income of our consolidated joint venture, the Vitesse Venture Fund, L.P. ("the Fund"), was recorded in the third quarter of fiscal 2008, representing the limited partners' interest in the Fund's gain on the sale of available-for-sale securities. The limited partners' portion of the gain totaled $660,000 for the year ended September 30, 2008.

Gain (loss) on the sale of discontinued Storage Products

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Income (loss) from operations of discontinued operations (including gain on sale of $21.5 million in 2008)	$9,044	$(16,822)	$25,866	(153.8)%
Percent of revenues	4.0%	(7.6)%

        On October 29, 2007, the Company completed its sale of a portion of its Storage Products business, as discussed in Note 3—Discontinued Operations and Assets Held for Sale in the accompanying financial statements, for $62.8 million, with a with a gain on the sale of approximately

$21.5 million, plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement. Assets sold include inventory, property & equipment, goodwill and intangible assets of $35.5 million. As part of the sale, Maxim assumed a liability for employees' accrued vacation of $0.3 million. Debt issuance costs related to the debt with TCP of $3.5 million were included in the calculation of the gain on the sale. The gain was reduced by costs of completing the sale in the amount of $1.6 million.

        In accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF Issue 87-24"), we have allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of Storage Products. For the year ended September 30, 2008, interest expense of approximately $16.9 million was included in discontinued operations. Interest expense included a "make-whole" payment of $16.4 million, and interest expense and amortization of deferred financing fees of $0.5 million. For the year ended September 30, 2007, interest and amortization of deferred financing fees was $10.2 million.

        For the year ended September 30, 2008, results of discontinued operations increased $25.8 million, from a loss of $16.8 million in fiscal 2007 to income of $9.0 million in fiscal 2008. The increase is the result of a gain on the sale of $21.5 million, offset by the loss on discontinued operations of $12.5 million, net of tax of $0.9 million, compared with the loss on discontinued operations of $16.8 million for fiscal 2007.

        Results of discontinued operations for the year ended September 30, 2008 compared to the same period in fiscal 2007 increased $12.1 million, from a loss of $6.6 million to income of $5.5 million. This increase includes $4.0 million of income related to the earn-out, $1.4 million related to the final delivery on an end-of-life product, and approximately $6.7 million as a result of the inclusion of only one month of operations through the date of sale for the year ended September 30, 2008 compared to a full year of operations recorded in the period ended September 30, 2007.

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

        Selected operating results were as follows:

	September 30,
	2008	2007
	(in thousands)
Revenues	$2,656	$18,057

Income (loss) from continuing operations before income taxes	8,732	(4,601)
Provision for income taxes	1,222	224
Income (loss) from discontinued operations, net of taxes	9,044	(16,822)

Net income (loss)	$16,554	$(21,647)

Fiscal Years Ended September 30, 2007 and 2006

Product Revenues

        We classify our IC products into three categories: 1) Carrier Networking Products; 2) Enterprise Networking Products; and 3) Non-Core Products. The Networking Products line services core and metro WANs, also known as Carrier Networks. Our products are focused on enabling Ethernet data services to be deployed more broadly across these networks. The Enterprise Networking Products line services the market for Ethernet switching and transmission within LANs in SMB and SME markets. Non-Core Products are those product lines where we have chosen to exit markets and no longer continue to invest. The following tables summarize our net product mix by product line.

        The following table summarizes our product revenues:

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Carrier Networking Products	$91,670	$73,177	$18,493	25.3%
Enterprise Networking Products	76,089	52,750	23,339	44.2%
Non-Core Products	54,189	77,362	(23,173)	(30.0)%

Product Revenues	$221,948	$203,289	$18,659	9.2%

        Product revenues in fiscal year 2007 were $221.9 million, an increase of 9.2% from the $203.3 million recorded in fiscal year 2006. The revenue reported from Non-Core Products excludes revenue generated from product lines sold to Maxim in October 2007.

        Product revenues from Carrier Networking Products were $91.7 million in fiscal 2007, compared with $73.2 million in fiscal 2006. The increase of 25.3% was primarily due to strength in certain emerging markets in our optical PHY product line, as well as out Ethernet over SONET mappers and carrier-class Ethernet MACs.

        Product revenues from Enterprise Networking Products in fiscal 2007 were $76.1 million, an increase of 44.2%, compared with $52.8 million in fiscal 2006. This increase was primarily due to strength in our Ethernet Switch and Cu PHY product lines as well as our signal integrity product lines selling into Enterprise Networking applications.

        Product revenues from Non-Core Products were $54.2 million in fiscal 2007, compared with $77.4 million in fiscal 2006. The decrease of $23.2 million, or 30.0%, in revenues, was primarily due to decreases in our legacy Fibre Channel and enclosure management product lines partially offset by growth in our Raid-on-Chip product line which grew from $3.5 million in 2006 to $15.0 million in 2007.

        During fiscal 2007 we shipped approximately $34.9 million in revenue in products that are now classified as EOL compared with $35.6 million in fiscal 2006. These products were older generation storage products including our 2G Fibre Channel products and enclosure management products classified as Non-Core products, certain older generation Ethernet switch and MAC products classified as Enterprise products, and certain of our network processor ("NPU") products and older generation products manufactured in our Camarillo, California GaAs fabrication facility classified as Carrier Networking products.

        In October 2007, we sold our SAS/SATA expander and enclosure management product lines to Maxim. As such, we reclassified the revenues and expenses from these product lines to discontinued operations. See notes to the accompanying consolidated financial statements for further details.

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

        Substantial portions of our revenue growth in 2007 and 2006 were from lower margin products in our Enterprise Networking product lines. This was the result of our focus in prior years to diversify our business in areas outside the Carrier Networking markets. While products in these new markets provide good diversification and growth opportunities, they come at the higher overall cost of revenue in these new markets. During 2007, revenue from these higher-cost of revenue products increased as a percentage of total revenue, while total cost of revenue remained consistent with 2006, and total cost of revenue as a percentage of revenue decreased from 2006 to 2007. This is due to substantial cost containment efforts by the company. This cost containment is primarily attributed to efforts to reduce the purchase price of materials such as wafers and packages, and improvements in the efficiency of operations including product yields. As it is customary for product prices in the semiconductor industry to decline over time, it is imperative that we continue to reduce our cost of revenue. Our efforts continued to be focused on improving operating efficiencies, including improving product yields, reducing scrap, and improving cycle times, as well as reducing our internal and external selling costs.

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

        Selling, general and administrative expenses consist primarily of personnel-related expenses, including share-based compensation expense, recurring professional and legal fees, and facilities expenses. Selling, general and administrative expenses were $42.5 million in fiscal 2007 compared to $48.6 million in fiscal 2006. The $6.1 million decrease in our SG&A expenses for fiscal 2007, as compared to fiscal 2006, principally reflects a reduction of compensation expenses (including non-cash stock compensation) of $3.1 million, facilities related expenses of $0.9 million, travel and entertainment expenses of $0.6 million, recurring tax preparation and audit fee expense of $0.5 million, and other stock, investment/investor relation related costs of $0.4 million.

Accounting Remediation & Reconstruction Expense and Litigation Costs

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Accounting remediation & reconstruction expense & litigation costs	$13,558	$16,631	$(3,073)	(18.5)%
Percent of net revenues	6.1%	8.2%

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

        Accounting remediation and reconstruction costs are expected to decrease slightly in fiscal year 2008, followed by a significant decrease in fiscal year 2009 as we resolve certain legal issues, complete and file all outstanding financial reports, and transition accounting and reporting responsibilities to permanent staff.

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

        Under the terms of the amendment to the Company's 1.5% Convertible Subordinated Debentures due 2024 ("2024 Debentures") in the first quarter of fiscal 2007,the conversion price of the 2024 Debentures was permanently decreased from $3.92 to $2.546 per share of Common Stock, resulting in debt terms that were substantially different from the original debt terms. In accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company recognized a loss on the extinguishment of debt resulting from the write-off of unamortized debt issuance costs related to the issuance of the debt. For the year-ended September 30, 2007, "Other Assets" was reduced by approximately $2.0 million related to the write-off.

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

        Income tax expense was $1.2 million for the year ended September 30, 2008. The expense reflects the impact of taxable income from continuing operations for the period after the allocation of income tax expense to discontinued operation. Income tax expense for the year ended September 30, 2007 represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards.

Loss from Operations of Discontinued Operations

	September 30,		Change
	2007	2006	$	%
	(in thousands)
Loss from operations of discontinued operations	$(16,822)	$(15,282)	$(1,540)	10.1%
Percent of net revenues	(7.6)%	(7.5)%

        On October 29, 2007, the Company completed its sale of a portion of its Storage Products business, as discussed in Note 3—Discontinued Operations and Assets Held for Sale in the accompanying financial statements, for $62.80 million in cash and $12 million of potential earn-out payments upon achieving certain commercial milestones during fiscal year 2008.

        Assets of the Storage Products business totaling $35.5 million, including $31.3 million of net goodwill, have been classified as held for sale as of September 30, 2007. The Company determined the value of goodwill attributable to the portion of the business sold based on the relative sales price of the business sold to the estimated fair market value of the Company at the time the sale commenced and allocated approximately 14% of the net carrying value of goodwill to the portion of the business sold. Results of the operations for the Storage Products business for the years ended September 30, 2007 and 2006 have been reflected as discontinued operations in the accompanying consolidated financial statements. The financial results of these discontinued operations are summarized below.

        Selected operating results were as follows:

	September 30,
	2007	2006
	(in thousands)
Revenues	$18,057	$16,755

Income (loss) from continuing operations before income taxes	4,601	(51,223)
Provision for income taxes	224	780
Income (loss) from discontinued operations	(16,822)	(15,282)

Net income (loss)	$(21,647)	$(67,285)

        In accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" (EITF Issue 87-24), we have allocated interest expense to discontinued operations associated with debt instruments that were required to be paid upon the sale of our Storage Products business. Interest expense included in income from discontinued operations, which includes interest incurred and amortization expense of deferred financing fees for our former loan, totaled $10.2 million and $2.9 million for fiscal years 2007 and 2006, respectively.

        The following assets have been segregated and included in assets of discontinued operations and other assets and liabilities held for sale, as appropriate, in the consolidated balance sheet as of September 30, 2007.

September 30, 2007
(in thousands)
Inventory	$2,217
Property and equipment, net	582
Goodwill & intangible assets	32,352
Prepaid expenses	321

Assets held for sale	$35,472

Accrued vacation	372

Liabilities held for sale	$372

Liquidity

        Cash and cash equivalents increased to $36.7 million at September 30, 2008, from $26.0 million at September 30, 2007, as a result of the following:

	September 30,
	2008	2007
	(in thousands)
Net cash (used in) provided by operating activities	$(22,620)	$5,778
Net cash provided by (used in) investing activities	65,588	(1,013)
Net cash used in financing activities	(32,222)	(4,101)

Net increase in cash and cash equivalents	10,746	664
Cash and cash equivalents at beginning of year	25,976	25,312

Cash and cash equivalents at end of year	$36,722	$25,976

        In 2008, our operating activities used $22.6 million in cash. This was primarily the result of $7.5 million of income from continuing operations and a $9.0 million gain from discontinued operations, offset by $18.0 million in net non-cash operating expenses and $21.2 million provided by changes in operating assets and liabilities. In 2007, our operating activities provided $5.8 million in cash. This was primarily the result of a $21.6 million net loss from continuing and discontinued operations, offset by $27.2 million in net non-cash operating expenses and $0.3 million provided by changes in operating assets and liabilities. Non-cash items included in net income include depreciation and amortization, share-based compensation expense, capitalization of interest to principal, loss on extinguishment of debt, and amortization of debt issuance costs.

        Cash used in operating activities was primarily related to a reduction in deferred revenue resulting from a change in payment terms on distributor activity. Additionally, we used cash to increase our investment in wafer die bank and finished goods inventory in order to improve our on-time delivery, particularly in our Ethernet product line. We also experienced a decrease in accrued expenses due to the timing of payments to our vendors and other service providers. Cash used in operations was partially offset by a decrease in accounts receivable due to increased focus on cash management and collection efforts.

        In 2008, our investing activities provided $65.6 million primarily as a result of the sale of our Storage Products business.

        In 2008, we used $32.2 million in financing activities primarily as a result of the refinancing of our TCP debt with Whitebox in conjunction with the sale of the Storage Products business in the first quarter.

        Our primary source of liquidity is cash generated from operations and our existing cash balances. As of September 30, 2008 and 2007, our cash and cash equivalents totaled $36.7 million and $26.0 million, respectively.

        We incurred significant losses from operations for the years ended September 30, 2007 and 2006. Income from operations in 2008 was reduced by substantial expenses related to our restructuring and remediation efforts (See Note 4—Accounting Remediation & Reconstruction Expense & Litigation Costs in the accompanying financial statements). We anticipate these efforts to remain at this level through the first quarter of fiscal year 2009 and decreasing during the second quarter of fiscal 2009 as we resolve certain legal issues, complete and file all outstanding financial reports, and transition accounting and reporting responsibilities to permanent staff. Through the second quarter of fiscal 2009, we expect these costs to continue to have an adverse effect on operating results and liquidity.

        As of September 30, 2008, we have accrued a $1.9 million liability for payroll taxes, penalties and interest related to exercises of backdated stock options during the calendar years 2004 through 2006. During this period, certain non-qualified stock options were improperly classified and treated as incentive stock options for tax purposes. On October 5, 2007, we informed the Internal Revenue Service ("IRS") of these potential payroll tax liabilities resulting from changes in measurement dates for stock options. No formal settlement negotiations have taken place, however we have received requests from the IRS for information relating to the potential payroll tax liabilities that were identified as a result of our stock-option review. We are working with the IRS to provide the requested information in an effort to settle these potential liabilities.

        Holders of our 2024 Debentures (See Note 6—Debt in the accompanying financial statements) have the right to require us to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. In accordance with the November 3, 2006 amendment to the debentures, the October 1, 2009, repurchase right only would be increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium.

        On October 29, 2007, the Company completed the sale of a portion of our Storage Products business to Maxim for $62.8 million, with a gain on the sale of approximately $21.5 million. Under the terms of the agreement, we may receive cash earn-out payments upon achieving certain commercial milestones over the period of our fiscal year 2008. Concurrently, we completed the funding of a $30.0 million loan from Whitebox. We used a portion of the proceeds of the debt financing, as well as the proceeds from the sale of the Storage Products assets ($62.8 million), to repay the Company's debt facility with affiliates of TCP. The Whitebox loan has a four-year term, with an option to lend up to an additional $15.0 million.

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

        We believe that our available cash, including our existing cash and investments, will be adequate to finance our operating needs and meet our obligations for the next 12 months. However, Holders of our 1.5% Convertible Subordinated Debentures due 2024 ("2024 Debentures") have the right to require us to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. In accordance with the November 3, 2006 amendment to the 2024 Debentures, the October 1, 2009 repurchases right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. (See Debt Note in the accompanying financial statements).

        The Company is actively seeking various alternatives to refinance the debt. However, we can make no assurance at this time that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. Accordingly, there is a substantial doubt about our ability to continue as a going concern; no adjustments to the accompanying financial statements have been made to reflect this doubt. See "Risk Factors" below for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Long-Term Debt, Contingent Liabilities and Operating Leases

        The following table summarizes our significant contractual obligations as of September 30, 2008:

Payment Obligations by Year
(in thousands)

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$—	$—	$—	$30,000	$—	$—	$30,000
Convertible subordinated debt	—	—	—	—	—	96,700	96,700
Operating leases	3,139	2,483	2,322	2,251	2,314	2,267	14,776
Inventory and related purchase obligations	13,407	6,480	—	—	—	—	19,887
Software licenses	7,869	6,351	5,117	42	—	—	19,379

Total	$24,415	$15,314	$7,439	$32,293	$2,314	$98,967	$180,742

        We currently have $96.7 million in convertible subordinated debentures due 2024 that are paid 1.5% in interest per year. Payments to Whitebox are interest only until the maturity date of October 29, 2011. Pursuant to amendments to the 2024 Debenture agreement, the repurchase price of the debentures related to the October 1, 2009 repurchase right would be increased from 100% to 113.76% of the principal amount of the Debentures to be purchased (the 'premium put'). The premium put is a contingency and is not included in the schedule of significant contractual obligations as of September 30, 2008. Additionally, we have $30.0 million in long-term debt with Whitebox VSC, LTD. ("Whitebox") (See Note 6—Debt in the accompanying financial statements). In October 2007, concurrent with the sale of a portion of the Storage Products business (See Note 3—Discontinued Operations and Assets Held for Sale in the accompanying financial statements), we completed our drawdown of the $30.0 million loan from Whitebox. We used a portion of the proceeds of the debt financing, as well as the proceeds from the sale of the Storage Products assets ($62.8 million), to repay the Company's debt facility with affiliates of TCP.

        We lease facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of September 30, 2008, is included in the table above.

        Inventory and related purchase obligations represent purchase commitments for wafers and substrate parts. Software license commitments represent non-cancellable licenses of intellectual property from third-parties used in the development of the Company's products.

        For purposes of the table above, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our vendors within a relatively short time horizon. We have additional purchase orders (not included in the table above) that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceed our expected requirements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Cash Equivalents and Investments

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2008, the carrying value of our cash and cash equivalents approximated fair value because of the ready market for the cash instruments.

        Our investments have included available-for-sale securities in publicly held companies. The value of our equity securities is based on quoted market prices. Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale of the investments to differ significantly from the current reported value.

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

[REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

The Board of Directors and Shareholders of Vitesse Semiconductor Corporation
Camarillo, California

        We have audited the accompanying consolidated balance sheets of Vitesse Semiconductor Corporation (a Delaware corporation) and subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation and its subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitesse Semiconductor Corporation and subsidiaries' internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 30, 2008 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

        The accompanying consolidated financial statements have been prepared assuming that Vitesse Semiconductor Corporation will continue as a going concern. As discussed in Note One to the consolidated financial statements, the Company is subject to an October 1, 2009 put on its convertible subordinated debt that would potentially require the Company to repay the principal amount of the convertible subordinated debt plus a premium to the debt holders. The existence of this put feature raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter is also described in Note One. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
December 30, 2008

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,722	$25,976
Short-term investments	—	7,600
Accounts receivable, net	6,307	7,146
Inventory	37,466	33,728
Assets held for sale	3,164	35,472
Restricted cash	592	2,147
Prepaid expenses and other current assets	4,011	6,188

Total current assets	88,262	118,257
Property, plant and equipment, net	8,084	9,286
Goodwill	191,418	191,418
Other intangible assets, net	913	3,295
Other assets	3,600	5,092

	$292,277	$327,348

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	16,101	$14,988
Accrued expenses and other current liabilities	20,242	25,785
Liabilities held for sale	—	372
Deferred revenue	2,721	21,825

Total current liabilities	39,064	62,970
Other long-term liabilities	1,564	1,728
Long-term debt, net of discount	29,423	58,418
Convertible subordinated debt	96,700	96,700

Total liabilities	166,751	219,816

Minority interest	165	1,289
Commitments and contingencies (See Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value. 500,000,000 shares authorized; 226,205,580 and 223,555,580 shares outstanding in 2008 and 2007, respectively	2,267	2,240
Additional paid-in-capital	1,747,324	1,741,048
Accumulated other comprehensive income	—	3,739
Accumulated deficit	(1,624,230)	(1,640,784)

Total shareholders' equity	125,361	106,243

	$292,277	$327,348

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2008	2007	2006
	(in thousands, except per share data)
Product revenues	$218,536	$221,948	$203,289
Licensing revenues	10,000	—	—

Revenues	228,536	221,948	203,289
Costs and expenses:
Cost of revenues	106,344	113,754	112,740
Engineering, research and development	49,982	47,199	66,372
Selling, general and administrative (including gain on sale of fixed assets of $3.2 million in 2008)	50,557	42,459	48,601
Accounting remediation & reconstruction expense & litigation costs	10,761	13,558	16,631
Amortization of intangible assets	2,514	6,777	9,039

Costs and expenses	220,158	223,747	253,383

Income (loss) from operations	8,378	(1,799)	(50,094)
Other income (expense):
Interest expense, net	(3,868)	(2,580)	(2,380)
Loss on extinguishment of debt	—	(1,977)	—
Other income, net	4,882	1,755	1,251

Other income (expense), net	1,014	(2,802)	(1,129)
Income tax expense	1,222	224	780
Minority interest in earnings of consolidated subsidiary	(660)	—	—

Income (loss) from continuing operations before discontinued operations	7,510	(4,825)	(52,003)
Discontinued operations
Income (loss) from operations of Storage Products business, net of tax (including gain on sale of $21.5 million in 2008)	9,044	(16,822)	(15,282)

Net income (loss)	$16,554	$(21,647)	$(67,285)

Basic and diluted income (loss) per share:
Continuing operations	$0.03	$(0.02)	$(0.23)
Discontinued operations	0.04	(0.08)	(0.07)

Net income (loss) per share	$0.07	$(0.10)	$(0.30)

Weighted average shares outstanding:
Basic and diluted	223,614	223,556	222,137

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

	Common Stock			Accumulated Other Comprehensive Income		Total Shareholders' Equity (Deficit)
			Additional Paid-in- Capital		Accumulated Deficit
(In thousands, except share data)	Shares	Amount
Balance at September 30, 2005	220,099,966	$2,203	$1,719,587	$312	$(1,551,852)	$170,250
Comprehensive loss:
Net loss	—	—	—	—	(67,285)	(67,285)
Unrealized gain on investments	—	—	—	172	—	172

Comprehensive loss						(67,113)
Compensation expense related to stock options	—	—	8,634	—	—	8,634
Compensation expense related to Employee Stock Purchase Plan	—	—	558	—	—	558
Stock options exercised	1,834,642	18	2,595	—	—	2,613
Employee Stock Purchase Plan purchase	1,969,369	20	3,196	—	—	3,216
Repurchase of shares	(348,397)	(1)	(347)	—	—	(348)

Balance at September 30, 2006	223,555,580	$2,240	$1,734,223	$484	$(1,619,137)	$117,810

Comprehensive loss:
Net loss	—	—	—	—	(21,647)	(21,647)
Unrealized gain on investments	—	—	—	3,255	—	3,255

Comprehensive loss						(18,392)
Compensation expense related to stock options	—	—	6,825	—	—	6,825

Balance at September 30, 2007	223,555,580	$2,240	$1,741,048	$3,739	$(1,640,784)	$106,243

Net income	—	—	—	—	16,554	16,554
Unrealized loss on investments	—	—	—	(1,028)	—
Reclassification of gain realized in net income	—	—	—	(2,711)	—

Change in unrealized gain on investments	—	—	—	(3,739)	—	(3,739)

Comprehensive loss	—	—	—	—	—	14,026
Compensation expense related to stock options	—	—	3,891	—	—	3,891
Shares issued pursuant to class-action settlement	2,650,000	27	2,385	—	—	2,412

Balance at September 30, 2008	226,205,580	$2,267	$1,747,324	$—	$(1,624,230)	$125,361

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$16,554	$(21,647)	$(67,285)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,380	10,660	20,742
Share-based compensation	3,891	7,001	9,192
Allowance for doubtful accounts	—	249	42
Allowance for sales return reserve	(89)	(28)	(65)
Loss on extinguishment of debt	—	1,976	—
Capitalization of interest to principal	—	6,244	1,724
Amortization of debt issuance costs and debt discounts	756	920	1,087
Gain on sale of Storage Products business	(21,509)	—	—
Gain on disposal of fixed assets	(3,225)	—	—
Realized (gain) loss on investments	(3,372)	129	(19)
Forgiveness of interest	(497)	—	—
Minority interest in earnings of consolidated subsidary	661	—	—
Change in operating assets and liabilities:
Accounts receivable	928	(3,087)	3,579
Inventory	(4,767)	24,680	(6,602)
Restricted cash	1,556	238	(1,334)
Prepaids and other current assets	2,552	(1,803)	(710)
Accounts payable	1,113	(11,276)	5,081
Accrued expenses and other liabilities	(3,448)	403	6,399
Deferred revenue	(19,104)	(8,881)	(12,599)

Net cash (used in) provided by operating activities	(22,620)	5,778	(40,768)

Cash flows from investing activities:
Proceeds from sale of investments	6,073	—	7,870
Net purchase of short-term investments	—	(311)	(137)
Restricted cash	(13)	716	(717)
Disposal of fixed assets	3,280	—	4,275
Sale of Storage Products business	62,845	—	—
Transaction costs for sale of Storage Products business	(1,636)	—	—
Capital expenditures	(4,961)	(879)	(5,036)
Distribution to minority partners	—	—	—
Purchase of intangibles	—	(539)	(4,583)

Net cash provided by (used in) investing activities	65,588	(1,013)	1,672

Cash flows from financing activities:
Proceeds from exercise of stock options & warrants	—	—	2,612
Purchase of ESPP shares	—	—	3,215
Repurchase of shares issued	—	—	(347)
Repayment of debt	(59,471)	—	—
Proceeds from debt	29,250	—	49,915
Debt issuance costs	(1,046)	(1,233)	(2,785)
Repayment of capital lease obligations	—	(2,868)	(11,268)
Distribution to minority interest holders	(955)	—	(64)

Net cash (used in) provided by financing activities	(32,222)	(4,101)	41,278

Net increase in cash	10,746	664	2,182
Cash and cash equivalents at beginning of year	25,976	25,312	23,130

Cash and cash equivalents at end of year	$36,722	$25,976	$25,312

Cash paid during the year for:
Interest	$23,499	$4,773	$2,317
Income taxes	$294	$796	$349
Noncash investing and financing activities:
Reimbursement of tenant improvement costs	$—	$—	$1,500
Shares issued pursuant to class-action settlement	$2,412	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Vitesse Semiconductor Corporation ("Vitesse" or "the Company") was incorporated under the laws of Delaware on February 3, 1987. Vitesse designs and markets a diverse portfolio of high-performance, cost-competitive semiconductor solutions for Carrier and Enterprise Networks worldwide. Engineering excellence and dedicated customer service distinguish Vitesse as an industry leader in Gigabit Ethernet LAN, Ethernet-over-SONET, Fibre Channel, Optical Transport, and other applications. Vitesse innovation empowers customers to deliver superior products for Enterprise, Access, Metro, and Core applications.

Fiscal Periods

        The Company's fiscal year is October 1 through September 30.

Basis of Presentation and Going Concern Uncertainty

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

        The Company is actively seeking various alternatives to refinance the debt. However, we can make no assurance at this time that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, short-term and long-term investmentsm and account receivables. Cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks have exceeded the amount of insurance provided on such deposits. The Company maintains its cash in commercial accounts with high-credit quality financial institutions. Although the financial institutions are considered creditworthy, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000. At September 30, 2008, the Company's cash balance exceeded the deposit insurance limits provided by the FDIC by $38,065,877. Cash balances held in foreign bank accounts are not insured by the FDIC, and at September 30, 2008 these balances totaled $183,249. At September 30, 2008, the Company's foreign subsidiaries reflected $760,740, of cash on their financial statements, which is not insured by the FDIC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended September 30, 2008, 2007, and 2006 were $201,000, $130,000, and $163,000, respectively.

Accumulated Other Comprehensive Income (Loss)

        The Company reports comprehensive income (loss) in its consolidated balance sheet and consolidated statement of shareholders' equity and comprehensive loss. Accumulated other comprehensive income consists of unrealized gains and losses on certain investments in equity securities in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As of September 30, 2008, the Company had sold all of its investments in the equity securities of publicly-traded companies and had no unrealized gains or losses.

Contingencies

        We assess our exposure to loss contingencies, including environmental, legal, and income tax matters, and provide an accrual for an exposure if it is judged to be probable and reasonably estimable. If the actual loss from a loss contingency differs from management's estimates, results of operations could be adjusted upward or downward.

Shipping and Handling

        In accordance with the Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company incurred shipping costs of $0.8 million, $0.8 million, and $1.9 million for fiscal years ending 2008, 2007, and 2006 that were included in selling, general and administrative expense.

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

        We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. Sales returns typically occur for quality related issues and allowances are based on specific criteria such as rebate agreements. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns or allowances differ from our estimates, our future results of operations may be affected. As of September 30, 2008, 2007, and 2006 our sales return reserve was $54,000, $100,000, and $200,000 respectively.

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

Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts

        We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable based on a combination of factors. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollected. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of September 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

2008 and 2007, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Due to their liquidity and their remaining time to maturity, the fair value of these investments approximates their carrying value.

Investments

        As of September 30, 2007, our available-for-sale marketable securities consisted of investments in publicly-traded companies. In accordance with the Financial Accounting Standards Board's ("FASB") Statement on Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), these securities were recorded at fair value, with unrealized gains and losses included as a separate component of shareholders' equity. Upon sale or liquidation, realized gains and losses were included in the consolidated statements of operations.

        The following table reflects our available-for-sale investments in the common stock of publicly-held companies as of September 30, 2007. These investments were sold as of September 30, 2008:

As of September 30,	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income
2007	$6,881	$4,650	$(911)

        For our investments in equity securities of privately-held companies where quoted market prices are not available, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is below the fair value of an investment at the end of any period, the investment is considered for impairment. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our investment in the equity securities of a privately-held company was $248,000 as of September 30, 2008 and 2007.

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

        Additionally, our financial instruments include our 1.5% Convertible Subordinated Debentures ("2024 Debentures") and a $30 million senior note with Whitebox VSC, LTD. ("Whitebox") (see Note 6—Debt). We have estimated the approximate fair value of the 2024 Debentures a convertible bond valuation model within a lattice framework. The valuation model combined expected cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and using recent price quotes and trading information regarding shares of our common stock into which the debentures are convertible. The fair value of the 2024 debentures was estimated to be $36.5 million and $40.0 million, as of September 30, 2008 and 2007, respectively.

        We completed a second Consent Solicitation of the holders of the 2024 Debentures where we agreed to increase the repurchase price with respect to the October 1, 2009, repurchase right from 100% to 113.76% of the principal amount of the Debentures to be purchased (the 'premium put'). We have estimated the approximate fair value of the premium put as the difference between the estimated value of the debentures derived using the aforementioned lattice-based convertible bond valuation model with the premium put feature incorporated in the model as compared with the estimated value of the debentures without the premium put feature incorporated in the model. The premium put was estimated to have no fair value as of September 30, 2008 and 2007.

        The senior note with Whitebox is stated at carrying value, net of unamortized debt discount, which is a reasonable estimate of fair value. We performed a test of the reasonableness of the carrying value as compared with the estimated fair value using a lattice-based convertible bond valuation model incorporating market-based assumptions similar to the analysis performed for the 2024 Debentures.

Inventories

        Inventories are stated at the lower of cost or market ("LCM") (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred, until the product is proven through testing and acceptance by the customer. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventories, net of reserves are $37.5 million and $33.7 million at September 30, 2008 and 2007, respectively.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' estimated remaining useful lives, ranging from three to five years, except for leasehold improvements, which are stated at cost and amortized over the shorter of the term of the related lease or their estimated useful life. Depreciation and amortization costs from continuing operations were $2.9 million, $2.9 million, and $9.5 million for fiscal years 2008, 2007, and 2006, respectively. Depreciation and amortization costs from discontinued operations were $0.0 million, $0.6 million, and $2.4 million for fiscal years 2008, 2007, and 2006, respectively.

        On December 29, 2005, the Company entered into a sale-leaseback arrangement on a building in Camarillo, California, requiring $1.5 million of the sales proceeds to be deposited into an escrow account for improvements to the building. Upon completion of the improvements, the Company capitalized the cost of the improvements and is recording amortization expense in accordance with its fixed asset policy. The Company has a deferred lease incentive liability recorded to reflect the amount of the leasehold improvements and is amortizing the liability straight-line basis over the term of the lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets

        Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform a two-step process on an annual basis, or more frequently if necessary, to determine: (i) whether the fair value of the relevant reporting unit exceeds carrying value; and (ii) to measure the amount of an impairment loss, if any. We completed this process in the fourth quarter of fiscal 2008 and determined that there was no impairment to goodwill. Intangible assets, other than goodwill, are amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to 10 years.

Income Taxes

        We account for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, it must include an expense within the tax provision in the statement of operations. The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS No. 109, on October 1, 2007. The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS No. 109, on October 1, 2007 and preliminarily assessed the impact of FIN 48 on its financial statements and determined that no adjustment to retained earnings is necessary.

Research and Development Costs

        Research and development costs are expensed when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

Computation of Net Income and Loss per Share

        In accordance with SFAS 128, "Earnings per Share," basic net income and loss per share are computed by dividing net income and loss by the weighted average number of common shares outstanding during the period.

        Diluted income and loss per share from continuing and discontinued operations and net income and loss per share is calculated using only the weighted-average number of common shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The potential common shares excluded from the diluted computation are as follows:

	September 30,
	2008	2007	2006
	(in thousands)
Outstanding stock options	20,101	25,544	43,063
Outstanding warrants	150	102	—
Convertible debentures	37,981	37,981	24,668

Total potential common shares excluded from calculation	58,232	63,627	67,731

        The computation for basic and diluted income and loss per share is as follows:

	September 30,
	2008	2007	2006
	(in thousands, except per share data)
Basic:
Income (loss) from continuing operations	$7,510	$(4,825)	$(52,003)
Income (loss) from discontinued operations	9,044	(16,822)	(15,282)

Net income (loss)	$16,554	$(21,647)	$(67,285)

Weighted average number of shares—basic and diluted	223,614	223,556	222,137
Income (loss) per share—basic and diluted
Continuing operations	$0.03	$(0.02)	$(0.23)
Discontinued operations	0.04	(0.08)	(0.07)

Net income (loss)	$0.07	$(0.10)	$(0.30)

Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset, or fair market value. Assets held for sale are recorded at the lesser of fair value less costs to sell or carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges for the fiscal years ended 2008, 2007, and 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

        The Company has in effect several stock plans under which incentive and non-qualified stock options have been granted to employees, contractors, and directors. These plans include the 2001 Stock Incentive Plan, the 1991 Stock Option Plan, the 1991 Directors' Stock Option Plan, and the 1999 International Stock Option Plan, as discussed in Note 7—Shareholders' Equity in the accompanying financial statements of Notes to Consolidated Financial Statements. The Company also had an employee stock purchase plan for all eligible employees. Beginning in fiscal year 2006, the Company adopted SFAS No. 123R ("SFAS 123R") "Share-Based Payments," which requires all share-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than operating cash flow, as required under previous literature.

        The Company adopted SFAS 123R effective October 1, 2005, using the modified-prospective method of recognition of compensation expense related to share-based payments. Under this transition method, compensation expense recognized during the years ended September 30, 2008, 2007, and 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested, as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all share-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company's consolidated statements of operations for the years ended September 30, 2008, 2007, and 2006 reflect the impact of adopting SFAS 123R.

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

        In conjunction with the adoption of SFAS 123R, we elected to recognize compensation expense for all share-based payment awards granted after September 30, 2005 on a straight-line basis over the requisite service period for the entire award. The amount of compensation cost recognized through the end of each reporting period is equal to the portion of the grant-date value of the awards that have vested, or for partially vested awards, value of the portion of the award that is ultimately expected for which the requisite services have been provided.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value. We will be required to adopt SFAS 157 in the first quarter of fiscal 2009. The effect of adoption may have a material impact on our financial condition or results of operations. The ultimate effect is indeterminate because the results of any fair value measurements in accordance with SFA 157 will be dependent upon the facts and circumstances on the date of the valuation.

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

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS

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

        For other intangible assets and long-lived assets, in accordance with SFAS No. 144, we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.

        Fair value of goodwill is determined by considering the Company's market capitalization, discounted cash flows, and a market approach as of the valuation date. In considering the Company's market capitalization, an estimated premium to reflect the fair value on a control basis was applied. This premium was estimated based on an evaluation of control premiums identifiable in comparable transactions. Market-based assumptions within the income and market approaches were used to estimate the fair value of our equity and the assets; discounted cash flows were used to value debt. Fair value of other intangible assets is determined by undiscounted future cash flows, appraisals or other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        The Company evaluated the carrying value of goodwill and determined that the fair values of the assets exceed carrying value. Accordingly, no impairment charges were necessary for the years ended September 30, 2008, 2007, and 2006.

        On August 23, 2007, the Company announced the sale of a portion of the Storage Products business (See Note 3—Discontinued Operations and Assets Held for Sale). In accordance with EITF 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business," the portion of the Storage Products business sold qualifies as a business and, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company allocated goodwill to the portion of the business sold. The Company determined the value of goodwill attributable to the portion of the business sold based on the relative sales price of the business sold to the estimated fair market value of the Company, at the time the sale commenced. For the year ended September 30, 2007, $31.3 million of net goodwill was included on the balance sheet in "Assets Held for Sale."

        Carrying value of goodwill for the years ended September 30, 2008 and 2007 was $191.4 million. No other activity or adjustments to goodwill occurred for the fiscal years ended September 30, 2008 and September 30, 2007.

        Due to a significant drop in our stock price in the first quarter of 2009 we expect to perform an impairment analysis from which we may conclude a material amount of our goodwill is impaired and consequently some or all of it should be written-off in that quarter.

Other Intangible Assets

        Other intangible assets consist primarily of existing technologies, customer relationships, and covenants "not-to-compete" acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The carrying value of intangible assets at September 30, 2008 and 2007 is set forth in the tables below. Accumulated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

amortization of intangibles was $48.3 million and $45.9 million at September 30, 2008 and 2007, respectively.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2008
Customer relationships	$2,700	$(2,700)	$—
Technology	40,350	(39,803)	547
Covenants not to compete	4,000	(4,000)	—
Intellectual property	2,178	(1,812)	366

Total	$49,228	$(48,315)	$913

September 30, 2007
Customer relationships	$2,700	$(2,700)	$—
Technology	40,350	(37,966)	2,384
Covenants not to compete	4,000	(4,000)	—
Intellectual property	2,178	(1,267)	911

Total	$49,228	$(45,933)	$3,295

        The estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal Year
2009	$844
2010	69

Total	$913

NOTE 3—DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

        On August 23, 2007, we announced the sale of a portion of our Storage Products business to Maxim Integrated Products, Inc. ("Maxim") for $62.8 million in cash and potential earn-out payments. Maxim acquired the Company's SAS/SATA expander products, enclosure and baseboard management devices, and certain other assets of the Storage Products business ("SPD"). On October 29, 2007, the Company completed its sale of a portion of the Storage Products business discussed above, with a gain on the sale of approximately $21.5 million. The assets and liabilities of the SPD business of $35.5 million and $0.4 million, respectively, at September 30, 2007 have been classified as "assets held for sale" and "liabilities held for sale" and its operations and cash flows for the years ended September 30, 2008 and 2007 have been reflected as discontinued operations in the accompanying consolidated financials. Under the terms of the agreement, we have received cash earn-out payments of approximately $4.0 million upon achieving certain commercial milestones over the period of fiscal 2008. No additional payments under the earn-out provisions are expected.

        We recorded amounts in discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Accordingly, we have reported the results of operations and financial position of this in discontinued operations within the statements of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)

operations and the balance sheets for all periods presented. See Note 2—Goodwill and Other Intangible Assets.

        Selected operating results were as follows:

	September 30,
	2008	2007
	(in thousands)
Revenues	$2,656	$18,057

Income (loss) from continuing operations before income taxes	8,732	(4,601)
Provision for income taxes	1,222	224
Income (loss) from discontinued operations	9,044	(16,822)

Net income (loss)	$16,554	$(21,647)

        In accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" (EITF Issue 87-24), we have allocated interest expense to discontinued operations associated with debt instruments that were required to be paid upon the sale of SPD. Interest expense included in income (loss) from discontinued operations, which includes interest incurred and amortization expense of deferred financing fees for our former loan, totaled $17.0 million and $10.2 million for fiscal years 2008 and 2007, respectively.

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

        Results of discontinued operations include share-based compensation expense. Fiscal 2008 included a reduction of expense of $0.3 million due to the cancellation of options in conjunction with the termination of former Storage Products employees, while fiscal 2007 included $1.3 million in share-based compensation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACCOUNTING REMEDIATION & RECONSTRUCTION EXPENSE, & LITIGATION COSTS

        The Company incurred substantial costs in connection with restructuring and remediation efforts. During the fiscal years 2008, 2007, and 2006 we recognized expenses of $10.8 million, $13.6 million, and $16.6 million, respectively, related to work performed on correcting and reporting errors in our stock option grants, revenue recognition policies, inventory valuation, and other legal and financial issues. Of these costs, legal fees constituted $4.1 million, $7.6 million, and $11.8 million, respectively, and other professional and accounting fees were $6.7 million, $6.0 million, and $4.1 million, respectively.

NOTE 5—BALANCE SHEET DETAIL

        The following tables provide details of selected balance sheet items (in thousands):

	September 30,
	2008	2007
Inventory:
Raw materials	$3,067	$4,567
Work-in-process	13,926	11,773
Finished goods	20,473	17,388

Total	$37,466	$33,728

Property, Plant and Equipment:
Machinery and equipment	$90,493	$106,586
Furniture and fixtures	678	2,064
Computer equipment	8,942	24,102
Leasehold improvements	5,692	10,145
Land	—	1,630
Buildings	—	2,024
Construction In Progress	1,027	—

	106,832	146,551
Less: Accumulated depreciation and amortization	98,748	137,265

Total	$8,084	$9,286

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—BALANCE SHEET DETAIL (Continued)

	September 30,
	2008	2007
Other Assets:
Debt issue costs	$1,754	$3,209
Restricted cash	1,517	1,504
Other	329	379

Total	$3,600	$5,092

Accrued Expenses and Other Current Liabilities:
Accrued legal fees and settlements	$4,588	$7,666
Accrued wages and benefits	6,203	4,206
Accrued vacation	2,720	2,673
Accrued software license agreements	326	1,987
Accrued subsequent payments	1,675	1,294
Accrued commissions	89	1,148
Miscellaneous taxes	353	299
Interest payable	1,270	3,531
Customer prepayments and deposits	143	1,507
Other	2,875	1,474

Total	$20,242	$25,785

NOTE 6—DEBT

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

amendment, the Company agreed to increase the interest payable for the period starting April 1, 2007, through, but not including October 1, 2007, by $20 per $1,000 principal amount of the 2024 Debentures. On October 1, 2007, the Company included an additional $1.9 million payment with the semiannual payment of interest due.

        On October 23, 2006, the Company solicited consents from the holders of 2024 Debentures that, if received, would provide that: 1) the holders of the 2024 Debentures and the Trustee under the Indenture would agree that, for 18 months after the date the proposed amendments are effective, the Trustee would forbear from taking any action to exercise any rights or remedies that relate to the filing of reports required under the Exchange Act; 2) the Company would agree not to repay the 2024 Debentures pursuant to the purported acceleration request sent by the Trustee to the Company during the last six months of the forbearance period; 3) the indenture for the 2024 Debentures would be amended so that the conversion price of the 2024 Debentures would be decreased permanently from $3.92 per share of common stock to $2.546 per share of common stock, subject to further adjustment as set forth in the indenture; and 4) the repurchase price with respect to the October 1, 2009 repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased, plus accrued and unpaid interest (the October 1, 2014 and October 1, 2019 repurchase rights would not be changed). The consents were received and the amendments became effective November 3, 2006.

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

        The modification of the conversion feature discussed above resulted in an increase in the initial conversion rate to approximately 392.773 shares of common stock per $1,000 principal amount of the debentures from approximately 255.1020 shares of common stock per $1,000 principal amount of the debenture. The modification of the conversion feature on the 2024 Debentures resulted in a debt instrument substantially different than the original debt instrument requiring that the unamortized portion of the fees incurred for the issuance of the debt be expensed in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Approximately $2.0 million was recognized as a loss on extinguishment of debt as of September 30, 2007.

        Upon conversion, the Company will have the option to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company may redeem the 2024 Debentures after October 1, 2007, if its stock price is at least 170% of the conversion price, or approximately $4.32 per share, for 20 trading days within any consecutive 30-day trading period, and may also redeem the 2024 Debentures beginning October 1, 2009, without being subject to such condition. In addition, holders of the 2024 Debentures have the right to require the Company to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. In accordance with the November 3, 2006 amendment to the debentures, the October 1, 2009, repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the years ended September 30, 2008 and 2007, interest expense relating to the debentures was $1.5 million and $3.4 million, respectively. At September 30, 2007, outstanding debentures were $96.7 million.

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

        Other long-term debt at September 30, 2008 and 2007 consist of the following (in thousands):

	September 30,
	2008	2007
Whitebox VSC, LTD., net of discount of $0.6 million	$29,423	$—
Tennenbaum Capital Partners, net of discount of $1.5 million	—	50,450
Paid-in-kind interest	—	7,968

Total long-term debt	$29,423	$58,418

Years ended September 30,
2009		$—
2010		—
2011		—
2012		30,000
2013		—
Thereafter		96,700

		$126,700

        As of September 30, 2008, other long-term debt consists of a $30.0 million loan with Whitebox VSC, LTD. (Whitebox) net of $0.6 million unamortized debt discount. On October 29, 2007, concurrent with the sale of a portion of our Storage Products business, the Company entered into a $30 million financing agreement with Whitebox due October 29, 2011. Loan proceeds were used to pay off a portion of existing TCP loans and for general corporate purposes. To secure the debt, the Company paid approximately $2.3 million in fees that are recorded as debt issuance costs in Other Assets. These fees are being amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of September 30, 2008 were approximately $1.8 million. Interest on the unpaid principal, per annum, is the greater of (i) the sum of the LIBOR Rate for the quarterly interest period plus 4%; or (ii) 8.5%. Interest is payable quarterly with the first interest payment due January 15, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

At September 30, 2008, the effective interest rate was 11.082%. The loan is secured by substantially all of our assets. In connection with this loan agreement, the Company and Whitebox also entered into a Senior Unsecured Convertible Note Purchase Agreement that gives Whitebox the right, until the third anniversary of the initial funding, to purchase convertible notes in an aggregate principal amount of up to $45.0 million, which we would use to repay amounts outstanding under the loan. These convertible notes, if issued, would be convertible into the common stock of Vitesse at a conversion price of $2.00 per share, subject to adjustment. As of September 30, 2008, no notes were issued to Whitebox. For the year ended September 30, 2008, interest expense relating to the note was $3.1 million. The agreement contains various restrictive covenants. As of September 30, 2008, we were in compliance with terms of the covenants.

        As of September 30, 2007, other long-term debt consisted of a $52.0 million loan and $8.0 million of paid-in-kind interest with TCP net of $1.6 million unamortized debt discount. On June 5, 2006, the Company entered into a $22.0 million financing agreement with TCP due July 15, 2010. This loan was used to pay off existing Silicon Valley Bank loans, serve as collateral for certain letters of credit for vendors, and for general corporate purposes. On June 20, 2006, the Company executed the option provided in the original loan and borrowed an additional $30.0 million from TCP, subject to the same terms and conditions as the June 5, 2006 agreement. As part of the additional funding, Vitesse extended the terms of the debt to July 15, 2011. In connection with securing the debt, the Company paid approximately $2.7 million in fees that are recorded as debt issuance costs in Other Assets. These fees are being amortized as interest expense over term of the loan. Unamortized debt issuance costs as of September 30, 2007, were approximately $2.0 million. The loan terms included several provisions including a make-whole premium if the loan was repaid before the second anniversary of the closing date. Interest is comprised of three components and is computed as follows: 1) LIBOR at two days prior to the interest period, rounded up to the nearest 1/16 percent, plus 4% per annum; plus 2) 5% per annum payable-in-kind, which is added to the balance of the debt; plus 3) 4% per annum optional cash interest paid quarterly or payable-in-kind interest at 150% of the cash interest rate with the payable-in-kind interest, if elected, added to the balance of the debt. Interest is payable quarterly for the cash components with the payable-in-kind accrued until the end of the loan term. The Company elected the payable-in-kind interest for the third component of interest expense for all periods from the start of the loan through April 1, 2007; the optional cash interest was elected for the period ended October 1, 2007. At September 30, 2007, the interest rate was 17.882%. All real and personal property as well as a perfected security interest in intellectual property, served as collateral for the loan (except for some specifically excluded assets). The agreement contains various restrictive covenants, including a requirement to provide copies of all financial and other reports. As of September 30, 2007, we were not in compliance with the financial reporting covenants of our debt arrangement with TCP. As disclosed below, we settled the TCP debt in full in 2008 from the combined proceeds of the SPD sale and the Whitebox debt financing. Accordingly, management concluded that the TCP debt is properly classified as long-term debt as of September 30, 2007.

        On August 22, 2007, we executed a Letter Agreement ("Letter Agreement") with TCP and the Agent for TCP allowing for the sale of certain assets (the Transferred Assets) and providing for repayment in full of all amounts outstanding on the loan. In the event that all outstanding amounts were not paid at the close of the sale of the Transferred Assets, the Letter Agreement provided release of liens on the Transferred Assets upon payment of a specified portion of the debt along with warrants for TCP to acquire 2% of the Company's common stock at a pre-set price, subject to adjustment. On October 10, 2007, the Company entered into Amendment No. 1 to the agreement (Amendment No. 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

with TCP that, among other things, permitted the sale of certain assets of the Company according to the conditions, above, and included certain restrictions on the Company's financing activities. All provisions of the Letter Agreement and Amendment No. 1 were contingent on the Company not repaying the balance of the TCP loan in full upon the closing of the sale of the Transferred Assets. The provisions would not be operative if the closing of the sale of the Transferred Assets did not occur by November 20, 2007. On October 29, 2007, we settled all amounts outstanding under the agreement, as discussed below.

        On October 29, 2007, the Company sold a portion of its Storage Products business. The proceeds from the sale of the Storage Products business' assets, $62.8 million, and a portion of the financing received from Whitebox were used to pay off the TCP loan including all accrued interest. The aggregate amount of the loan payoff to TCP was approximately $76.0 million, of which approximately $16.4 million pertained to the make-whole premium.

NOTE 7—SHAREHOLDERS' EQUITY

Preferred Stock

        The Company is authorized to issue up to 10,000,000 shares of nonvoting convertible preferred stock, with a par value of $0.01 per share, of which 500,000 were reserved for issuance under the Rights Plan, described below, and none were outstanding as of September 30, 2008 and 2007.

Common Stock

        The Company is authorized to issue up to 500,000,000 shares of common stock, with a par value of $0.01 per share, of which 226,205,580 and 223,555,580 shares were outstanding as of September 30, 2008 and 2007, respectively.

Rights Plan

        Vitesse has a shareholder rights plan intended to preserve the long-term value of Vitesse to our shareholders by discouraging a hostile takeover. Under the shareholder rights plan, each outstanding share of our common stock has an associated preferred stock purchase right. The rights are exercisable only if a person or group acquires 15% or more of our outstanding common stock. If the rights become exercisable, the rights would allow their holders (other than the acquiring person or group) to purchase fractional shares of our preferred stock, to purchase the number of shares of common stock of Vitesse having a market value of twice the exercise price of the right, or to purchase the number of shares of common stock of the company acquiring us having a market value of twice the exercise price of the right. The dilutive effect of the rights on the acquiring person or group is intended to encourage such person or group to negotiate with our Board of Directors prior to attempting a takeover. If our Board of Directors believes a proposed acquisition of Vitesse is in the best interests of Vitesse and its shareholders, our Board of Directors may amend the shareholder rights plan or redeem the rights for a nominal amount in order to permit the acquisition to be completed without interference from the plan.

Employee Stock Purchase Plan

        The Company had a qualified employee stock purchase plan for all eligible employees. Under the plan, employees purchased shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value at the beginning of the six-month offering period and the end of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SHAREHOLDERS' EQUITY (Continued)

six-month purchase period. Employees purchased such stock using payroll deductions, which could not exceed 20% of their compensation. On January 24, 2006, the shareholders approved an amendment to the plan to increase the number of shares reserved for issuance from 21.5 million shares to 33.5 million shares of common stock.

        For the year ended September 30, 2006, the Company recorded $557,513 of compensation expense related to the employee stock purchase plan, in accordance with SFAS No. 123R, which is included in the total share-based compensation expense. In July 2006, the Company suspended the employee stock purchase plan, and therefore, recorded no related compensation expense for the years ended September 30, 2008 and 2007.

        In fiscal 2006, the Company issued 1,969,369 shares under the plan at an average price of $1.63 per share. As of September 30, 2008 and 2007, there was no unrecognized compensation cost related to the purchase plan.

Stock Option Plans

        The Company has in effect several share-based plans under which non-qualified and incentive stock options have been granted to employees, consultants, and outside directors. Options generally vest over four years and have contractual lives of 10 years.

        On January 23, 2001, the Company's shareholders approved the adoption of the 2001 Stock Incentive Plan ("2001 Plan"), which replaced the 1991 Plan that expired in August 2001 and the 1991 Directors' Stock Option Plan that expired in January 2002. The 2001 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant to employees, consultants, and directors of non-qualified stock options for certain share-based awards as determined by the Board of Directors or the Compensation Committee of the Board of Directors. The 2001 Plan was amended in September 2008 to, among other things, simplify the criteria for determining the grant price of options granted under the plan.

        Prior to the September 2008 amendment to the 2001 Plan, , the number of shares reserved for issuance automatically increased by a number of shares equal to the lesser of: (i) 4% of the Company's common stock outstanding at the end of each fiscal year and (ii) 17.5 million shares. Under all stock option plans, a total of 82,882,456 shares of common stock have been reserved for issuance and 60,016,560 shares remained available for future grant as of September 30, 2008.

        The following table summarizes compensation costs related to the Company's share-based compensation plans for the years ended September 30:

	September 30,
	2008	2007	2006
Cost of revenues	$801	$1,287	$1,374
Engineering, research and development	1,322	2,402	3,117
Selling, general and administrative	2,057	1,805	2,989

Share-based compensation expense related to continuing operations	4,180	5,494	7,480
Share-based compensation expense related to discontinued operations	(284)	1,331	1,712

Total share-based compensation expense	$3,896	$6,825	$9,192

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SHAREHOLDERS' EQUITY (Continued)

        In addition to the share-based compensation expense related to the Company's plans, we recorded $5,000 of share-based compensation expense in fiscal 2008 related to the employee stock appreciation rights and $176,000 of share-based compensation expense in fiscal 2007 related to warrants issued to A&M to purchase 150,000 shares of common stock. Pursuant to SFAS 123R, the stock appreciation rights and warrants are considered liability awards and as such, these amounts are accrued in the liability section of the balance sheet.

        The fair value of share-based awards is estimated at the date of grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatilities of the Company's common stock. The risk-free interest rate is based on the U.S. Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding. Expected lives were estimated based upon historical exercise data. The Company has never paid cash dividends and intends to retain any future earnings for business development.

        The per share fair values of stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	2008	2007	2006	2008		2007		2006
Expected life (in years)	4.68	4.68	4.77	n/a	(1)	n/a	(1)	0.70
Expected volatility:
Weighted-average	66.0%	81.1%	84.3%	n/a	(1)	n/a	(1)	53.0%
Range	65.2%-66.4%	69.6%-85.4%	57.0%-101.0%	n/a	(1)	n/a	(1)	50.0%-58.0%
Expected dividend	—	—	—	n/a	(1)	n/a	(1)	—
Risk-free interest rate	2.3%-4.2	4.6%-4.9%	3.3%-6.2%	n/a	(1)	n/a	(1)	3.9%-4.5%
Weighted-average estimated value	$0.54	$0.59	$1.64	n/a	(1)	n/a	(1)	$0.74

(1)
The Employee Stock Purchase Plan was suspended in July 2006.

        The Company's determination of the fair value of share-based payment awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair value of employee stock options is determined in accordance with SFAS 123R and SEC Staff Accounting Bulletin No. 107 ("SAB 107"), using an option-pricing model, however, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SHAREHOLDERS' EQUITY (Continued)

        Activity under all stock option plans in 2008, 2007 and 2006 is set forth below:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding, September 30, 2005	55,033,897	$8.62	6.54	$7,238,873
Granted	7,133,750	$2.19
Exercised	(1,834,642)	$1.38		$1,892,577
Cancelled or expired	(25,038,306)	$8.07

Options outstanding, September 30, 2006	35,294,699	$8.08	6.18	$644,446

Granted(1)	450,000	$0.95
Exercised(2)	—
Cancelled or expired	(11,862,338)	$9.75

Options outstanding, September 30, 2007	23,882,361	$7.11	5.61	$363,933

Granted(1)	350,000	$0.95
Exercised(2)	—
Cancelled or expired	(5,957,229)	$7.85

Options outstanding, September 30, 2008	18,275,132	$6.76	4.86	$212

Options exercisable, September 30, 2008	14,538,192	$7.88	4.32	$212

(1)
The grants reported in 2007 and 2008 were to newly elected or hired Board members or executives only.

(2)
The Company has been in a "blackout" period since April 2006 during which time there were no options exercised.

        The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on the Company's closing stock prices of $0.54, $0.96, and $0.99, as of September 30, 2008, 2007, and 2006, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. The total number of in-the-money stock options exercisable as of September 30, 2008 was 1,319. As of September 30, 2008, 14,538,192 outstanding stock options were exercisable and the weighted-average exercise price of those options was $6.76. As of September 30, 2008, there was $3.4 million of unrecognized share-based compensation expense related to non-vested stock options. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 0.8 years. Approximately 92.4% of the total unearned share-based compensation as of September 30, 2008 will be expensed by the beginning of fiscal 2012. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards. The weighted average fair value at the date of grant of options granted in 2008, 2007 and 2006 was $0.54, $0.59, and $1.68, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SHAREHOLDERS' EQUITY (Continued)

        The following table provides additional information in regards to options outstanding as of September 30, 2008:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.38 - $ 2.40	5,708,888	6.37	$1.48	3,662,339	$1.35
2.42 - 2.77	4,660,400	6.16	2.59	3,091,278	2.60
2.85 - 9.03	5,168,637	3.50	6.86	5,118,043	6.88
9.13 - 80.19	2,737,207	2.09	24.67	2,666,532	24.87

$0.38 $80.19	18,275,132	4.86	$6.76	14,538,192	$7.88

NOTE 8—INCOME TAXES

	September 30,
	2008	2007	2006
Income (loss) before income taxes:
Domestic	$38,860	$20,991	$5,950
Foreign	(30,128)	(25,592)	(57,173)

	$8,732	$(4,601)	$(51,223)

        Income tax expense (benefit) consists of the following for the years ended 2008, 2007 and 2006 (in thousands):

	September 30,
	2008	2007	2006
Federal income tax provision at statutory rate	$2,581	$(1,610)	$(17,928)
State taxes, net of federal benefit	239	171	8
Foreign taxes	134	191	104
Nondeductible expenses	30	240	246
Change in valuation allowance	(1,762)	1,232	18,350

Income tax provision	$1,222	$224	$780

        Income tax expense amounted to $1.2 million, $0.2 million, and $0.8 million for the years ended September 30, 2008, 2007 and 2006, respectively. A reconciliation of the provision (benefit) for income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

tax expense by applying the statutory U.S. federal income tax rate to income is as follows (in thousands):

	September 30,
	2008	2007	2006
Income tax expense (benefit):
Current:
Federal	$849	$—	$—
State	239	—	—
Foreign	134	224	780

Total Current	$1,222	$224	$780

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Current	$—	$—	$—

Total:
Federal	$849	$—	$—
State	239	—	—
Foreign	134	224	780

Total Current	$1,222	$224	$780

        Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	September 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$283,226	$319,321
Research and development tax credits	20,689	21,926
Alternative Minimum Tax credit	1,901	—
Research and development IRC 59(e) capitalization	14,721	18,061
Stock options	31,298	36,570
Fixed assets and intangible property	48,044	38,613
Inventory	9,214	9,610
Allowances and reserves	3,893	3,934
State taxes	566	501
Other	27,982	21,886

Total deferred tax assets	441,534	470,422
Valuation allowance	(441,534)	(470,422)

Net deferred tax assets	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 16.6% for the year ended September 30, 2008. The Company's effective tax rate benefited from the utilization of Net Operating Loss carryforwards and the reversal of the related valuation reserve previously recorded. The Company's tax expense related to discontinued operations for the year ended September 30, 2008 was approximately $1.0 million.

        Because we have consistently experienced net tax losses, we have placed a valuation allowance against our otherwise recognizable deferred tax assets. We have a net operating loss carry forward of approximately $656 million, $560 million, and $241 million for federal, state, and foreign income tax purposes at September 30, 2008, respectively, which can be carried forward to offset future taxable income. We have available federal and state research and development tax credit carry forwards of approximately $13.8 million and $10.6 million, respectively, and federal and state alternative minimum tax credit carryforwards of approximately $1.9 million and $0.2 million, respectively. Our federal net operating losses may be carried forward through 2028; state net operating losses may be carried forward through 2018; foreign net operating losses have various carry forward provisions in several jurisdictions; and some federal, state, and foreign net operating losses may have begun to expire in 2006.

        At October 1, 2007 the Company had net deferred tax assets of $470.4 million before valuation reserve. These deferred tax assets are primarily composed of federal and state tax net operating losses ("NOL") carryforwards; timing differences relating to tangible and intangible assets recovery; and research and development credits. Due to uncertainties surrounding the Company's ability to generate future taxable income, there is a full valuation allowance against the deferred tax assets.

        Additionally, there is potential that an ownership change can occur that would impair the usage of the NOL's and credits in future taxable periods. An ownership change occurs whenever there is a shift in ownership by more than fifty percentage points by one or more five-percent shareholders within a three year period. Based on our current analysis of shareholders we believe that an ownership change has not occurred. Accordingly, we have not presented any amounts as an uncertain tax position under FIN 48. Any carryforwards that will expire prior to utilization will be removed from deferred tax assets with a corresponding reduction in the valuation allowance.

        The total amount of gross unrecognized tax benefits was approximately $29.3 million as of October 1, 2007 and September 30, 2008. Included in the balance as of September 30, 2008, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Balance as of October 1, 2007	$(29,297)
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	—
Gross increases—current-period tax positions	—
Decreases relating to settlements	—
Reductions as a result of a lapse of statute of limitations	—
Balance as of September 30, 2008	(29,297)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2008, there was no material interest or penalties were accrued due to significant net operating loss.

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

        The Federal Tax Reform Act of 1986, and similar state laws, contains provisions that may limit the net operating loss carry forwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. We maintain a study to understand the status of net operating losses. Based on that study, we believe that we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than fifty percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired.

NOTE 9—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK, SEGMENT REPORTING, AND GEOGRAPHIC INFORMATION

        The Company's end customers generally are engaged in the design and/or manufacturing of technology products either recently introduced or not yet introduced to the marketplace. The Company ships certain products to contract manufacturers of its end customers and through distributors. The allocation of revenues that follows is based on end customer, rather than contract manufacturer or distributor. For fiscal 2008, distributors Nu Horizons Electronics, Corp., in addition its subsidiary Titan Supply Chain Services, and Weikeng Industrial Co. Ltd. accounted for 48.8% and 9.2%, respectively, of our net revenues, and IBM accounted for 11.3% of net revenues. For fiscal 2007, distributors Nu Horizons Electronics, Corp., including their subsidiary Titan Supply Chain Services, and Weikeng Industrial Co. Ltd. accounted for 50.1% and 7.1%, respectively, of our net revenues, and IBM accounted for 11.0% of net revenues. For fiscal 2006, distributors Nu Horizons Electronics, Corp., including their subsidiary Titan Supply Chain Services accounted for 55.1% of our net revenues.

        Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the two years ended September 30, 2008 were as follows:

	2008	2007	2006
Nu Horizons Electronics Corp. (distributor)	22.8%	21.3%	22.1%
Titan Supply Chain Services (distributor)	26.0%	28.8%	33.0%
IBM	11.3%	11.0%	*

    *
    Less than 10% of total net revenues for period indicated.

        The Company has one reportable operating segment as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Substantially all long-lived assets are located in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK, SEGMENT REPORTING, AND GEOGRAPHIC INFORMATION (Continued)

        The Company principally targets two markets within the communications industry: Carrier Networking and Enterprise Networking systems.

        Accordingly, we classify our IC products into three categories: 1) Carrier Networking Products; 2) Enterprise Networking Products; and 3) Non-Core Products. The Networking Products line services core and metro WANs, also known as Carrier Networks. Our products are focused on enabling Ethernet data services to be deployed more broadly across these networks. The Enterprise Networking Products line services the market for Ethernet switching and transmission within LANs in SMB and SME markets. Non-Core Products are those product lines where we have chosen to exit markets and no longer continue to invest.

        Revenues are summarized by geographic area as follows (in thousands):

	September 30,
	2008	2007	2006
North America(1)	116,191	115,696	109,724
Asia Pacific	88,045	76,046	66,118
Europe	24,300	30,206	27,447

Total Net Revenues	$228,536	$221,948	$203,289

    (1)
    North America includes USA, Canada and Mexico

        Revenue by geographic area is based upon where the design win for the work originated. North America revenue includes $10 million of intellectual property activity. The Company believes a substantial portion of the product sold to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in North America and Europe.

        Long-lived assets (excluding goodwill and other intangible assets) by country (in thousands):

	September 30,
	2008	2007
USA	$11,319	$12,441
Denmark	190	308
Germany	174	126

Total	$11,683	$12,875

NOTE 10—RETIREMENT SAVINGS PLAN

        The Company has a qualified retirement plan under the provisions of Section 401(k) of the Code covering substantially all employees. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. The contributions are fully vested and nonforfeitable at all times. Starting January 1, 2007, the Company began to match 50% of the first 6% of employee contributions. The Company's 401(k) match totaled $800,000, $600,000, and zero for the years ended September 30, 2008, 2007, and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES

        The Company leases facilities under non-cancellable operating leases expiring at various dates through fiscal 2015. Rent expense under operating leases totaled $3.7 million, $3.4 million, and $3.5 million for the years ended September 30, 2008, 2007, and 2006, respectively.

        Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year and software licenses are as follows (in thousands):

	Payment Obligations by Year
	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$3,139	$2,483	$2,322	$2,251	$2,314	$2,267	$14,776
Software licenses	7,869	6,351	5,117	42	—	—	19,379

Total	$11,008	$8,834	$7,439	$2,293	$2,314	$2,267	$34,155

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

        The Company and certain current or former directors and officers of Vitesse are named in multiple shareholder derivative and securities class actions. These actions were filed starting in April 2006 and are based on allegations of stock option backdating and accounting manipulations. A settlement has been reached in the class action suit and a proposed settlement has been reached in the derivative suit against the Company, with both suits settled with distribution of Vitesse common stock. An expense has been accrued in the amount of $6.6 million in the accompanying financial statements for the year ended September 30, 2006 to reflect the fair market value of the stock as of the date of the settlements. These settlements are non-cash settlements and will not have a material adverse affect on the Company's liquidity. We also have received a grand jury subpoena from the United States Attorney's Office and have been notified that the SEC is conducting an investigation of Vitesse.

The Derivative and Securities Class Actions

        On April 7, 2008, the District Court approved the settlement in the consolidated securities class actions filed against Vitesse and certain current or former directors and officers of Vitesse alleging violations of §§10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on behalf of a class of purchasers of Vitesse common stock. The settlement of the consolidated securities class actions included a cash payment to the settlement fund of $10.2 million: $8.75 million paid by Vitesse's directors' and officers' liability insurers and a total of $1.45 million paid by Louis R. Tomasetta and Eugene F. Hovanec, two of the former executives of Vitesse. The same two former executives also contributed all shares of Vitesse common stock that they own, totaling 1,272,669 shares. In addition, on September 22, 2008, Vitesse contributed 2,650,000 shares with a fair market value of $2.4 million representing the value of the shares on April 7, 2008 of Vitesse common stock, but no cash, to the settlement fund.

        On August 11, 2008, the Court granted final approval of settlements in the federal and state derivative actions filed on behalf of Vitesse against certain current or former directors and officers of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

Vitesse, and nominally against Vitesse alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code §§25402 and 25403. As part of the settlement of the federal and state derivative actions, three former executives of Vitesse, Messrs. Tomasetta, Hovanec, and Mody, released the Company from all rights to future indemnification and costs of defense in the related SEC and Department of Justice investigations. Vitesse retains the right to continue its state court action against KPMG LLP, its former independent registered accounting firm. Vitesse will also contribute 4,700,000 shares of Vitesse common stock, with a fair market value of $4.2 million to cover the attorneys' fees and expenses of the derivative plaintiffs' counsel, and has adopted certain Corporate Governance measures. The Court entered final judgment implementing all of the above referenced terms and the case is concluded in all respects, except that the Court referred to a retired Federal District Court Judge (serving as a "Special Master" ) the sole issue of determining whether the derivative plaintiffs' counsel are entitled to the full 4,700,000 shares as their legal fees.

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

        In addition, under the proposed agreements, the Company and certain current and former officers and directors of the Company who were named as defendants were dismissed from the lawsuits and have obtained releases from the class and derivative plaintiffs.

The Dupuy Action

        On April 10, 2007, an individual shareholder of Vitesse, Jamison John Dupuy, filed a complaint in the Superior Court of California, County of Ventura, against Vitesse and three of its former officers (Case No. CIV 247776). Mr. Dupuy's complaint included causes of action for fraud, deceit and concealment, and violation of California Corporations Code §25400 et seq. Vitesse filed an answer, asserting numerous affirmative defenses. On March 3, 2008, Mr. Dupuy filed an amended complaint that named six new defendants, all former employees, and included new causes of action for negligent misrepresentation, and violations of California Corporations Code §1507. On April 4, 2008, after mediation before a retired United States District Judge for the Central District of California, the parties entered into a confidential settlement agreement and the plaintiff filed a dismissal of the action. The Company has recorded a liability for this settlement and the related expense is reflected in the accompanying financial statements.

        The Company typically sells its products to its customers pursuant to the Company's standard sales agreement, which contains the relevant terms of the unique arrangement with the customer, as well as certain provisions for indemnifying the customer against losses, liabilities, costs, and expenses resulting from a claim alleging that the Company's product infringes a third-party's United States patent. The sales agreement generally limits the indemnification obligations in a variety of industry-standard respects, including, but not limited to: requiring that the customer promptly notify the Company of the claim and provide the Company with assistance in the defense or settlement of the claim; and giving the Company the right to modify a product to make it non-infringing, procure for customer the right to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

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

        In fiscal 2005, the Company received a Notice of Violation ("NOV") from the Air Pollution Control District "APCD" after the Company failed a source test. Following another failed source test in fiscal 2006, the APCD issued a second NOV. The NOVs alerted the Company to potential penalties of $1,000 per day until a successful source test was achieved. As a consequence to repeated non-compliance, the Company was also liable for criminal or civil penalties of up to $40,000 per day. Maximum exposure for fines and penalties at March 3, 2008 was estimated at $7.5 million. After review with outside counsel, internal personnel contacted the APCD, and negotiated a $100,000 settlement. This liability was paid during the fiscal year ended September 30, 2008.

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

Potential Payroll Tax Liabilities Related to Backdating of Stock Options

        As of September 30, 2008, we have accrued a $1.9 million liability for payroll taxes, penalties and interest related to exercises of backdated stock options during the calendar years 2004 through 2006. During this period, certain non-qualified stock options were improperly classified and treated as incentive stock options for tax purposes. On October 5, 2007, we informed the Internal Revenue Service ("IRS") of these potential payroll tax liabilities resulting from changes in measurement dates for stock options. No formal settlement negotiations have taken place, however we have received requests from the IRS for information relating to the potential payroll tax liabilities that were identified as a result of our stock-option review. We are working with the IRS to provide the requested information in an effort to settle these potential liabilities.

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following tables set forth the consolidated statements of operations for each of our last eight quarters. This quarterly information is derived from unaudited interim financial statements and has been prepared on the same basis as the annual Consolidated Financial Statements. In management's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

opinion, this quarterly information reflects all adjustments necessary for fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal Year 2008:
Product revenues	$52,542	$55,593	$55,041	$55,360	$218,536
Licensing revenues	—	—	—	10,000	10,000

Revenues	52,542	55,593	55,041	65,360	228,536
Cost of revenues	26,498	25,514	27,965	26,367	106,344
Income (loss) from continuing operations before discontinued operations	(3,519)	2,366	(591)	9,254	7,510
Discontinued operations
Income from operations of Storage Products business, net of tax (including gain on sale)	4,978	1,420	1,703	943	9,044

Net income	$1,459	$3,786	$1,112	$10,197	$16,554

Basic and diluted income (loss) per share:
Continuing operations	(0.02)	0.01	0.00	0.04	0.03
Discontinued operations	0.02	0.01	0.01	0.01	0.04

Net income per share	$0.00	$0.02	$0.01	0.05	$0.07

Diluted income (loss) per share:
Continuing operations	(0.02)	0.01	(0.00)	0.04	0.03
Discontinued operations	0.02	0.01	0.01	0.00	0.04

Net income per share	$0.00	$0.02	$0.01	0.04	$0.07

Weighted average shares outstanding:
Basic	223,556	223,556	223,556	223,786	223,614
Diluted	223,556	223,556	223,556	261,767	223,614
Fiscal Year 2007:
Revenues	$57,614	$50,921	$56,001	$57,412	$221,948
Cost of revenues	29,897	25,078	31,496	27,283	113,754
Income (loss) from continuing operations before discontinued operations	(5,111)	(129)	(2,547)	2,962	(4,825)
Discontinued operations
Loss from operations of Storage Products business, net of tax	(3,437)	(3,939)	(4,487)	(4,959)	(16,822)

Net loss	$(8,548)	$(4,068)	$(7,034)	$(1,997)	$(21,647)

Basic and diluted income (loss) per share:
Continuing operations	(0.02)	(0.00)	(0.01)	0.01	(0.02)
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.02)	(0.08)

Net loss per share	$(0.04)	$(0.02)	$(0.03)	$(0.01)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	223,556	223,556	223,556	223,556	223,556

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—SUBSEQUENT EVENTS

        On September 15, 2008, we received an executed letter of intent from a third party to purchase the Colorado building. In the following month we entered into an agreement dated October 8, 2008 with a third-party to sell the Colorado land and building. The transaction closed on December 22, 2008. The gross sales price was $6.5 million. The facility was previously used for the Storage Products business, which was discontinued and sold on October 29, 2007 and has remained unused since. As a result, the net book value of $3.2 million has been reported as 'Asset Held for Sale' on the September 30, 2008 balance sheet. We will recognize a gain of approximately $2.9 million on this sale in the first quarter of fiscal 2009.

        Due to a significant drop in our stock price in the first quarter of 2009, we expect to perform an impairment analysis from which we may conclude a material amount of our goodwill is impaired and consequently some or all of it should be written-off in that quarter.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On December 14, 2006, our Board of Directors and our Audit Committee dismissed KPMG, LLP as our independent registered public accountants and disclosed such dismissal in a Form 8-K, while requesting that KPMG furnish Vitesse with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by Vitesse in the Form 8-K. In the Form 8-K, we also stated that from October 1, 2004, until the dismissal of KPMG as Vitesse's independent public accountant on December 14, 2006:

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

  •
  The Company and the Special Committee's refusal to provide KPMG adequate information regarding the results of Munger's investigation into the conduct of certain members of the Company's sales organization and the current Chief Executive Officer; and

  •
  The Company and the Special Committee's refusal to provide KPMG with adequate information as it relates to Munger's investigation into manual journal entries.

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

        On June 13, 2007, we filed a lawsuit against our former independent registered public accounting firm KPMG, LLP, alleging KPMG failed to properly provide auditing and other services during the time period 1994 to 2000 and seeking damages in excess of $100 million.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of September 30, 2008, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal controls over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective. The remedial measures undertaken by the Company to address the material weaknesses in internal control over financial reporting are discussed below.

        To address the material weaknesses in our internal control over financial reporting described below, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the audited consolidated financial statements included in this Annual Report. Notwithstanding the material weaknesses in our internal control over financial reporting as of September 30, 2008, described below, we believe that the audited consolidated financial statements contained in this Annual Report present our financial condition, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles in the United States of America ("GAAP").

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

        In accordance with the internal control reporting requirements of the SEC, our management completed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth in by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring (collectively, the "entity-level controls"), as well as a company's control activities (process-level controls). Management's evaluation of the design and operating effectiveness of our internal controls over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        We have continued to work diligently to remedy our accounting issues and improve our internal controls and procedures for financial reporting, as well as to ensure that we have qualified personnel in place to address the aforementioned stock option and accounting irregularities and remediate the internal controls over financial reporting. Although the process of designing and implementing new procedures to minimize the control deficiencies are important to the Company, filing of the Forms 10-Q for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008 as well as its Form 10-K for the fiscal year ended September 30, 2008 resulted in a delay in management's efforts to adequately design, implement and monitor new procedures to minimize the control deficiencies that led to the issues outlined below. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that there are still material weaknesses in our internal control over financial reporting as of September 30, 2008. Management identified the following material weaknesses:

        Control Environment—We did not maintain an effective control environment. Specifically:

  1.
  We have not yet implemented all the necessary policies and procedures to ensure that we have an effective control environment based on criteria established in the COSO framework. Specifically, the Company needs to fully implement controls to help prevent or detect instances of intentional override or intervention of our controls or intentional misconduct by employees or management

  2.
  The Company did not maintain sufficient policies and procedures over the administration and accounting for stock options

  3.
  The Company's information systems lack sufficient controls that limit access to key applications and data

  4.
  We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements and business environment

  5.
  We did not maintain a sufficient segregation of duties to decrease the risk of inappropriate accounting

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

        Management is committed to remediating the material control weaknesses identified and implementing changes to the Company's internal control over financial reporting. Management, along with our Board of Directors, has implemented, or is in the process of implementing the following changes to the Company's internal control over financial reporting:

  •
  We have engaged a third-party administrator for our share-based compensation transactions. Additionally, new procedures and approval policies require additional and more systematic authorization to ensure that all stock option transactions adhere to the Company's approved plans and stated policies and that all such transactions are reflected in the Company's stock administration systems and have appropriate supporting documentation.

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

  •
  The Company is in the process of establishing an internal audit function. This individual will report to the Audit Committee. Through this function we will implement enhancements to our independent monitoring of controls and expanded education, compliance training and review programs to strengthen employees' competency, independent judgment and intolerance for questionable practices, and emphasize the importance of improved communication among the Company's various internal departments and global operations—focused initially on the identified control weaknesses, but over time with a commitment to make efforts to continuously improve our broader control environment.

  •
  The Company is in the process of developing and implementing several new policies and procedures to address key weaknesses specifically related to segregation of duties, safeguarding of assets and information system accuracy and integrity.

  •
  The Company is developing specific accounting and finance policies and standardized processes in all critical accounting areas, including areas currently relying on subjective management judgment and discretion.

  •
  Additional permanent accounting staff has been added. Also, investments have been made in information system tools to improve controls and enable additional accounting review. The Company continues to strengthen its GAAP and SEC reporting competency and will be adding permanent staff with those skills.

  •
  We have engaged a third party vendor to monitor and reconcile inventory activity with our distributors in an effort to help identify and resolve data discrepancies timelier.

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

  •
  In order to improve and correct the timeliness and accuracy of balance sheet account reconciliations, investments have been made in accounting information system software, additional staffing and training of permanent staff.

  •
  Progress has been made in operations' ownership of inventory control with timely transaction processing and detail review of inventory stages and reserve levels.

  •
  Additional training for payroll personnel has been implemented and a new payroll system has been implemented which will address integration of the Human Resources data with the payroll system to ensure consistent and accurate payroll accounting

        Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls. Although we have not fully remediated the material weaknesses described above, we believe we have made substantial progress.

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

        We have audited Vitesse Semiconductor Corporation and subsidiaries' (the "Company") internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

The following material weaknesses have been identified and included in management's assessment as of September 30, 2008:

  1.
  The Company did not design, implement and maintain effective entity-level controls as they related to control activities, risk assessment and monitoring. As a result, the entity-level controls were not adequate to prevent or detect pervasive errors from occurring.

  2.
  The Company did not design, implement and maintain effective controls over its quarterly and annual financial statement close processes which resulted in a significant number of adjustments in various financial statement transaction cycles and balances. Also, there were erroneous account reconciliations and lack of adequate review of recorded amounts which could lead to inaccurate and inadequate financial statement disclosures. The errors affected the revenue, purchasing, payroll, inventory, commitment and contingencies and taxation transaction cycles.

  3.
  The Company did not design, implement and maintain effective controls over the recognition of revenue and the recording of payroll.

  4.
  The Company did not design, implement and maintain effective controls over its stock based compensation accounting.

  5.
  The Company did not design, implement and maintain effective controls over the accounting for the accuracy and valuation of inventory resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

  6.
  The Company did not design, implement and maintain effective security management controls that would limit and enforce access to applications and data within these cycles.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated December 29, 2008 on those financial statements.

        In our opinion, Vitesse Semiconductor Corporation did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

        We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Company after the date of management's assessment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitesse Semiconductor Corporation as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated December 29, 2008 expressed an unqualified opinion thereon with an explanatory paragraph regarding the Company's ability to continue as a going concern.

/s/ BDO Seidman, LLP
Los Angeles, California
December 30, 2008

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders under the headings "Election of Directors," "Executive Officers," "Corporate Governance, Board Meetings and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item, if any, is incorporated by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders under the heading "Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item, if any, is incorporated by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders under the heading "Corporate Governance, Board Meetings and Committees" and "Transactions with Related Persons."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders under the heading "Audit Matters."

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1) and (2)

        See the financial statements and financial statement schedules listed in Item 8. Financial Statements and Supplementary Data.

(b)
Exhibits

VITESSE SEMICONDUCTOR CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

Years ended September 30, 2008, 2007 and 2006

(in thousands)

	Balance at Beginning of Year	Charged to Other Accounts	Deductions/ Write-offs	Balance at End of Year
Year ended September 30, 2008
Deducted from accounts receivable:
Allowance for doubtful accounts	$253	$—	$(253)	$—
Allowance for sales reserve	142	(89)	—	54
Deducted from deferred tax asset
Valuation allowance	470,422	(15,224)	(13,664)	441,534
Year ended September 30, 2007
Deducted from accounts receivable:
Allowance for doubtful accounts	46	249	(42)	253
Allowance for sales reserve	170	(28)	—	142
Deducted from deferred tax asset
Valuation allowance	484,263	(13,841)	—	470,422
Year ended September 30, 2006
Deducted from accounts receivable:
Allowance for doubtful accounts	5	42	(1)	46
Allowance for sales reserve	235	(65)	—	170
Deducted from deferred tax asset
Valuation allowance	454,021	30,242	—	484,263

No.	Description
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed May 5, 2000).
3.2	Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company's current report on Form 8-K filed on December 2, 2004).
4.1

Specimen of Registrant's Common Stock Certificate. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File no. 33-43548), effective December 10, 1991 filed October 25, 1991).

4.2

Rights Agreement dated as of March 3, 2003 between Vitesse Semiconductor Corporation and EquiServe Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 1 to the Form 8-A12(g) filed March 5, 2003.)

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

10.5	Employment Agreement between the Company and Chris Gardner dated as of June 26, 2006. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 7, 2006).
10.6

First Supplemental Indenture, dated November 3, 2006 between the Company and U.S. Bank National Assoc. as Trustee. (Incorporated by reference to Exhibit 99 to the Company's Form 8-K filed November 9, 2006).

10.7	Employment Agreement between the Company and Richard Yonker dated as of November 16, 2006. (Incorporated by reference to Exhibit 99.A4 to the Company's Form 8-K filed December 20, 2006).
10.8	Employment Agreement between the Company and Michael Green dated January 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 31, 2007).
10.9	Warrant Registration Rights Agreement, dated January 25, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 31, 2007).
10.10	Amended and Restated Employment Agreement between the Company and Richard Yonker dated June 26, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 29, 2007).
10.11	Amended and Restated Employment Agreement between the Company and Christopher Gardner dated July 27, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 2, 2007).

No.	Description
10.12	2001 Stock Incentive Plan, Amended and Restated as of July 27, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 2, 2007)
10.13	Form of Indemnity Agreement between the directors and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 22, 2007).
10.14

Purchase and Sale Letter Agreement, dated August 22, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 29, 2007).

10.15	Loan Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 29, 2007).
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

21.1*	Subsidiaries of Vitesse Semiconductor, Inc.
31.1*	Rule13a-14(a) / 302 SOX Certification of Chief Executive Officer.
31.2*	Rule13a-14(a) / 302 SOX Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1*	Consent of BDO Seidman, LLP

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