Form 10-K/A
period 2008-09-30
VITESSE SEMICONDUCTOR CORP
filed 2009-01-06
CIK 880446

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

 EXPLANATORY NOTE

        This Amendment No. 1 to Form 10-K amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, originally filed on December 30, 2008, (the "Original Filing"), of Vitesse Semiconductor Corporation, a Delaware corporation ("Vitesse" or the "Company"). We are filing this amendment solely to include the consent of BDO Seidman, LLP ("BDO Seidman") to the incorporation by reference in the Company's Registration Statements on Form S-8 (Nos. 333-55466, 333-53463, 333-69631, 333-40822, 333-105156, 333-84660, 333-33918, 333-108230, 333-61576 and 333-40822) of BDO Seidman's audit and attestation reports dated December 30, 2008, relating to the consolidated financial statements and schedule, and the effectiveness of Company's internal control over financial reporting. Although BDO Seidman provided its consent to the Company as of December 30, 2008, such consent was inadvertently not included in the Original Filing.

        Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

21.1	Subsidiaries of Vitesse Semiconductor, Inc.
23.1*	Consent of BDO Seidman, LLP
31.1*	Rule13a-14(a) / 302 SOX Certification of Chief Executive Officer.
31.2*	Rule13a-14(a) / 302 SOX Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION (Registrant)
Dated: January 5, 2009	By:	/s/ CHRISTOPHER R. GARDNER Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: January 5, 2009	By:	/s/ CHRISTOPHER R. GARDNER Director and Chief Executive Officer
Dated: January 5, 2009	By:	/s/ RICHARD C. YONKER Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: January 5, 2009	By:	/s/ GUY W. ADAMS Director
Dated: January 5, 2009	By:	/s/ VINCENT CHAN Director
Dated: January 5, 2009	By:	/s/ STEVEN P. HANSON Director
Dated: January 5, 2009	By:	/s/ ROBERT A. LUNDY Director
Dated: January 5, 2009	By:	/s/ EDWARD ROGAS, JR. Director
Dated: January 5, 2009	By:	/s/ WILLOW B. SHIRE Director

QuickLinks

EXPLANATORY NOTE
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
VITESSE SEMICONDUCTOR CORPORATION SCHEDULE II—Valuation and Qualifying Accounts Years ended September 30, 2008, 2007 and 2006 (in thousands)
SIGNATURES