Form 10-K/A
period 2008-09-30
VITESSE SEMICONDUCTOR CORP
filed 2009-01-28
CIK 880446

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
ANNUAL REPORT

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-19654

VITESSE SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0138960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
741 Calle Plano Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of March 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $110,615,635, based on the closing price on that date. As of January 26, 2009 there were 230,905,580 shares of the registrant's $0.01 par value common stock outstanding.

 EXPLANATORY NOTE

        The purpose of this Amendment No. 2 on Form 10-K/A (this "Amendment") of Vitesse Semiconductor Corporation ("we," "our," "us," or the "Company") is to amend and restate Part III, Items 10 through 14 of the previously filed Annual Report on Form 10-K for the year ended September 30, 2008, filed with the Securities and Exchange Commission on December 31, 2008 (the "Original Form 10-K"), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III and Part IV of the Original Form 10-K is hereby amended and restated as set forth below.

        Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The authorized number of directors under our bylaws is a minimum of five and a maximum of nine. The Board of Directors has set the number of directors at seven. Currently, the Board of Directors is comprised of seven members: Guy W. Adams, Vincent Chan, Ph.D, Christopher R. Gardner, Steven P. Hanson, Robert A. Lundy, Edward Rogas, Jr., and Willow B. Shire. There are no family relationships among any of our directors or executive officers. Additional information regarding each of our directors is set forth below.

        Guy W. Adams, age 57, has been a director since October 25, 2007. Mr. Adams is the managing member of GWA Investments, LLC and GWA Capital Partners, LLC, where he has served since 2002. GWA Investments is an investment fund investing in publicly-traded securities managed by GWA Capital Partners, LLC, a registered investment advisor. Prior to 2002, Mr. Adams was the President of GWA Capital, which he founded in 1996 to invest his own capital in public and private equity transactions. Mr. Adams is currently a member of the Board of Trustees of Mercer International Inc., where he has served since August 2003. Mr. Adams earned an MBA from Harvard Business School and a BS in Petroleum Engineering from Louisiana State University. Mr. Adams was previously an independent director of Exar Corporation (resigned August 2007) and Lone Star Steakhouse (resigned May 2002).

        Vincent Chan, Ph.D, age 59, has been a director since April 18, 2000. Dr. Chan is serving on the Massachusetts Institute of Technology's faculty as the Joan and Irwin Jacobs Professor of Electrical Engineering and Computer Science and as a member of the Claude E. Shannon Communication and Network Group, Research Laboratory of Electronics. From 1995 to 1998, he was the Head of the Communications and Information Technology Division of MIT Lincoln Laboratory. He is a member of The Corporation of The Charles Stark Draper Laboratory, Inc. and a Fellow of IEEE and the Optical Society of America. Dr. Chan has over 35 years experience leading the development of advanced communication systems and networks. Dr. Chan is a Member of the Corporation of Draper Laboratory, a private company, since 2000.

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

        Steven P. Hanson, age 60, has been a director since August 16, 2007. Mr. Hanson has been a senior partner at Southwest Value Acquisitions, a private equity firm, since 2004. He also serves as the Chairman of InPlay Technologies Inc., a high-technology firm delivering leadership human input device technologies and products. From 1999 to 2003, Mr. Hanson was President and Chief Executive Officer of ON Semiconductor. He has served for more than 32 years in senior executive roles at technology companies, including 28 years at Motorola in various engineering management and leadership positions. Mr. Hanson has served Arizona State University as a member of the Dean's Advisory Council, W.P. Carey School of Business and the Dean's Advisory Council for the Ira A. Fulton School of Engineering. Mr. Hanson holds a BSEE from the College of Engineering at Arizona State University.

        Robert A. Lundy, age 60, has been a director since May 2, 2008. Mr. Lundy currently serves as President and CEO of Glimmerglass, a high-technology company that develops and markets Intelligent

Optical Systems for the telecommunications industry, data centers, and defense. Mr. Lundy has been a member of the Board of Glimmerglass since 2002. Mr. Lundy has been a founder and CEO of several early stage ventures, including Wavetrace, Xtera, and Opthos. From 1985 to 1994, he held executive positions at ROLM, IBM, and HP. Mr. Lundy holds a BS from the U.S. Military Academy at West Point, a MSEE from Stanford University and an MBA from the Stanford Graduate School of Business. He is also a graduate of the U.S. Army Command and General Staff College.

        Edward Rogas, Jr., age 68, has been a director since January 24, 2006 and the Chairman of the Board of Directors since December 2006. Mr. Rogas currently is retired and served as a Senior Vice President at Teradyne, Inc., an automated test equipment manufacturer, from 2000 to December 31, 2005. From 1976 to 2000, he held various management positions in the semiconductor ATE portion of Teradyne's business, including Vice President from 1984 to 2000. Prior to that, from 1973 to 1976, he served as a Vice President at American Research and Development. Mr. Rogas is currently on the Board of Vignani Technologies Pvt Ltd. (a private Indian company). Mr. Rogas holds an MBA (with distinction) from Harvard Business School and a BS from the United States Naval Academy.

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

        All of our directors, with the exception of Mr. Gardner who is our President and CEO, meet the NASDAQ Marketplace Rules criteria for independence.

Executive Officers

        Set forth below is information regarding our executive officers, other than Christopher R. Gardner, our President and Chief Executive Officer, which information is set forth above under "Directors."

        Richard C. Yonker, age 61, was appointed our Chief Financial Officer on December 14, 2006. Mr. Yonker was the Chief Financial Officer of Capella Photonics, a telecommunications company, from October 2005 to November 2006. He also served as Chief Financial Officer of Avanex Corporation, an optical telecommunications company, from April 2005 to September 2005, Actelis Networks, a telecommunications company, from May 2004 to April 2005, Bermai, a WiFi semiconductor company, from November 2003 to April 2004, Gluon Networks, a telecommunications switch company, from February 2003 to October 2003 and Agility Communications, a telecommunications company, from November 2000 to January 2003. He currently is a director of Logic Vision, a semiconductor company providing built-in-self-test and diagnostic solutions. Mr. Yonker holds a BS in industrial engineering from the General Motors Institute and an MS in finance management from the Massachusetts Institute of Technology.

        Michael B. Green, age 63, was appointed our Vice President, General Counsel and Secretary on January 25, 2007. Mr. Green was an independent consultant in 2006 and from 1999 through 2005 was the Vice President, General Counsel and Secretary of Worldwide Restaurant Concepts, Inc., an international restaurant company. Prior to that, he was a counsel and senior attorney for Atlantic Richfield Company and Montgomery Ward & Co., Inc., respectively. Mr. Green has also worked in private practice and as a trial attorney for the Antitrust Division of the United States Department of Justice in Washington D.C. Mr. Green holds a BS from Brooklyn College of the City University of New York and a JD from New York University School of Law.

        Dr. Martin Nuss, age 51, was appointed our Vice President of Technology and Strategy on November 16, 2007. Dr. Nuss was most recently Chief Technology Officer of Ciena's Optical Ethernet group. Prior to Ciena's acquisition of the company, he was founder and Chief Technology Officer of Internet Photonics. He also served 15 years at Bell Labs in various technical and management roles including Director of the Optical Data Networks Research Department. He is a Fellow of the Optical Society of America and a member of IEEE. Dr. Nuss holds a doctorate in applied physics from the Technical University in Munich, Germany.

Section 16(a) Beneficial Ownership Reporting Requirements

        Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own beneficially more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership within specified periods with the SEC. To our knowledge, based solely on our review of the copies of Section 16(a) forms required to be furnished to us with respect to fiscal year 2008 and any written representations that no other reports were required, the Section 16(a) reporting requirements for reports required to be filed during fiscal year 2008 were met.

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

Procedure for Nominating Directors

        Our Board of Directors launched a process to reconstitute its membership. As part of this process, our Board initiated searches for new, highly-qualified directors who are independent of management. To date, this process has resulted in the appointments of Guy W. Adams, Steven P. Hanson, Robert A. Lundy, and Willow B. Shire as directors.

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

Audit Committee

        Our Board of Directors has an Audit Committee, the members of which are Chairman Edward Rogas, Jr., Guy W. Adams and Steven P. Hanson. All of the members of the Audit Committee meet the independence, financial literacy, and other applicable requirements of the Exchange Act, the rules and regulations of the SEC and the requirements of the NASDAQ Marketplace Rules. Mr. Hanson has been designated our "audit committee financial expert," as defined in Item 407 of Regulation S-K promulgated by the SEC.

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

  •
  Annual Cash Incentive Bonus—the annual cash incentive award payment, generally calculated as a percentage of base salary; and

  •
  Equity Compensation—the high-risk, long-term incentive award that is designed to retain the named executive officers and align their financial interests with our stock price performance and other factors that directly and indirectly affect shareholder value.

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

        The Compensation Committee previously reviewed the Radford Executive Survey to obtain industry data. Starting in fiscal year 2008, the Compensation Committee commenced reviewing additional industry surveys and consulting with other independent compensation consultants to assess its competitors' executive compensation levels for base salary, annual cash bonus, and to a limited extent, stock option grants.

        The Compensation Committee considers industry compensation data because it wishes to provide compensation packages that are neither at the low or high ends of the range of comparable companies but, instead, are targeted toward the mid-point of the range of comparable companies. However, the Compensation Committee's determinations regarding individual compensation elements are based on several factors beyond industry data, including, but not limited to, the criticality of the position, individual performance and company performance. After reviewing industry data and assessing the role and performance of each named executive officer, the Compensation Committee uses its discretion to set compensation levels for each of the three components for the named executive officers.

Consideration of Competitors' Compensation

        Historically, the Compensation Committee selected the Radford Executive Survey as the source for its peer group compensation data because it is a reliable and neutral vendor of pay data regarding semiconductor companies, including the majority of our competitors. In 2008, the Radford Executive Survey contained data from the following 26 semiconductor companies, which were selected because their annual revenues were within the same range as ours ($100.0 million to $499.9 million):

Actel	Omnivision Technologies
AMCC	PMC-Sierra
Anadigics	Rambus
Asyst Technologies	Semtech
Atheros Communications	Sigmatel
Cirrus Logic	Silicon Image
CREE	Silicon Laboratories
Emulex	Silicon Storage Technologies
Genesis Microchip	SIRF Technology
Lattice Semiconductor	SMSC
Micrel Semiconductor	Triquint Semiconductor
Microsemi	Ultraclean Technology
Mindspeed Technologies	Zoran

        In fiscal year 2008, the Compensation Committee sought to re-evaluate the companies included in its peer group and decided to also evaluate other compensation consultants, including DolmatConnell and F.W. Cook, who could provide additional services including a broader comparative group, an evaluation of long-term incentives, a review of internal pay equity, and various structures for aligning compensation with company performance.

The Role of Management in Setting Executive Compensation

        Compensation for our named executive officers, other than our CEO, Christopher R. Gardner, is established by the Compensation Committee upon the recommendation of Mr. Gardner. With regard to our named executive officers other than the CEO, Mr. Gardner recommends individual goals and conducts formal performance evaluations that he presents to the Compensation Committee in executive sessions. After consideration of Mr. Gardner's presentation, the ultimate decision as to compensation to be paid to those named executive officers is made by the Compensation Committee.

        The Compensation Committee solely is responsible for setting compensation for the CEO, including establishing and conducting performance evaluations relating to individual goals. Mr. Gardner does not participate in any Compensation Committee decisions regarding his own compensation.

Fiscal Year 2008 Compensation Practices

        In fiscal year 2008, the Compensation Committee implemented changes to the Company's executive compensation practices. The Compensation Committee adopted the Fiscal Year 2008 Executive Bonus Plan to provide an opportunity for eligible participants, including the named executive officers, to earn cash incentive bonuses based upon the Company's attainment of specified financial performance objectives and the executive's achievement of designated personal goals that are aligned with corporate performance. This change was implemented to encourage individual and team performance.

        Under the Executive Bonus Plan, eligible participants were able to earn a maximum bonus of 60% of base salary, subject to at least partial attainment of the Company's financial performance objectives and personal goals and objectives for each participant as set by the CEO. This means that even if all personal goals were 100% satisfied, the executive would be unable to earn any bonus if the Company did not at least substantially meet or exceed the established financial performance objectives. The Company's financial performance objectives were set by the Compensation Committee in consultation with management and were linked to earnings before interest, taxes, depreciation and amortization. The designated personal goals for the named executive officers, other than the CEO, were recommended by the CEO and approved by the Compensation Committee.

        Bonus payments, if any, are to be made in two equal installments on or before the end of the second fiscal quarter of 2009 and on or after the end of the fourth fiscal quarter of 2009. All bonus payments to the named executive officers under the Plan, other than the CEO, are to be made upon the recommendation of the CEO, with approval by the Compensation Committee.

        The bonus paid to the CEO for fiscal year 2008 was made at the discretion of the Compensation Committee after reviewing Mr. Gardner's attainment of his personal goals and objectives, assessing the Company's financial performance and considering the progress made during the year to resolve accounting problems relating to historical option grant practices, satisfying SEC-reporting obligations, and regaining eligibility to relist on the NASDAQ National Market.

        At the end of fiscal year 2008, formal performance evaluations were prepared by the CEO for the other named executive officers and by the Compensation Committee for the CEO, based on goal achievement and feedback from subordinates, peers, and managers through the Company's annual 360 degree assessment.

        For fiscal year 2008, the Compensation Committee determined:

  •
  Base salaries for our named executive officers were set at the discretion of the Compensation Committee. In setting these base salaries, the Compensation Committee took into consideration the data derived from the industry surveys relative to each individual position;

  •
  Annual cash bonus awards for named executive officers other than the CEO were approved pursuant to the fiscal year 2008 Executive Bonus Plan and the following bonus awards were determined: Mr. Yonker—$74,250; Mr. Green—$53,300; and Dr. Nuss—$66,000;

  •
  At the discretion of the Compensation Committee, Mr. Gardner was awarded an annual cash bonus of $262,500; and

  •
  No equity awards were used as a component of compensation for our named executive officers in fiscal year 2008 with the exception of Dr. Nuss who upon the commencement of his employment was granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.99 per share.

Other Compensation

        The named executive officers enjoy the same benefits as all other employees of the Company, including medical, dental, vision, accidental death and dismemberment, group term life insurance in the amount of two times annual compensation (up to $280,000), business travel insurance, and a 401(k) plan in which the Company matches $0.50 for each dollar of an employee's contribution up to 6% of the employee's base salary. Paid leave benefits include vacation, sick leave, holidays and a sabbatical after 10 years of employment. The Company offers education assistance and a health/fitness benefit of $100 per year for health club membership or health/fitness classes. The Company also offers monetary rewards for patent ideas, application notes for Company products, and published engineering articles and technical papers.

Fiscal Year 2009 Compensation Actions

        On January 26, 2009, the Company reduced the base salaries of its named executive officers, effective February 1, 2009, as follows: (i) Mr. Gardner—20% reduction; (ii) Mr. Yonker—10% reduction; (iii) Mr. Green—10% reduction; and (iv) Mr. Nuss—10% reduction. Also effective February 1, 2009, the Company suspended all matching contributions for its named executive officers in connection with the Company's 401(k) plan. These actions shall remain effective through the end of the Company's 2009 fiscal year.

Summary Compensation Table

        The following table sets forth the compensation earned by our executive officers for services rendered in all capacities during the fiscal years ended September 30, 2008, 2007 and 2006:

Name and Principal Position	Year(1)	Salary	Bonus	Option Awards(2)	Non-Equity Incentive Plan		Total(3)
Christopher R. Gardner	2008	$350,000	$$262,500	$316,679	—		$929,179
Chief Executive Officer(5)	2007	328,462	175,000	320,540	—		824,002
	2006	253,019	—	301,323	—		554,342
Richard C. Yonker	2008	275,000	—	41,098	74,250	(4)	390,348
Chief Financial Officer(6)	2007	223,438	25,000	30,939	80,000		359,377
Michael B. Green	2008	205,000	—	—	53,300	(4)	258,300
Vice President, General Counsel and Secretary(7)	2007	153,750	20,000	—	41,000		214,750
Martin C. Nuss	2008	193,991	—	23,672	66,000	(4)	283,663
Vice President, Technology and Strategy(8)

(1)
Years are our fiscal years ended September 30, 2008, 2007 and 2006.

(2)
Represents the dollar amount recognized during the fiscal years for financial reporting purposes related to awarded stock options in accordance with FASB Statement of Financial Accounting Standards No. 123, as modified or supplemented ("FAS123R"). The assumptions used in the calculation of values of option awards are set forth under Note 7 in the Original Form 10-K.

(3)
Does not include perquisites and other personal benefits and other compensation amounts that do not, in the aggregate for each named individual, exceed $10,000.

(4)
Represents incentive bonuses earned for services rendered in fiscal year 2008. One half of the fiscal year 2008 incentive bonuses was paid in the second quarter of fiscal 2009, with the remaining half scheduled to be paid in the fourth quarter of fiscal 2009.

(5)
Mr. Gardner was appointed Acting CEO in April 2006 and CEO in May 2006. Prior to April 2006, Mr. Gardner was Vice President and General Manager, Networks Products Division. Bonuses reflected for Mr. Gardner were granted at the discretion of the Board of Directors and not pursuant to an incentive plan.

(6)
Mr. Yonker was appointed CFO in December 2006. Mr. Yonker's Employment Agreement provided for a $25,000 sign-on bonus which was paid in December 2006. His Employment Agreement provided for a maximum bonus of $100,000 based upon his attainment of five designated objectives. In that regard, a $60,000 bonus was paid in August 2007 upon completion of three objectives and a $20,000 bonus was paid in November 2007 upon his completion of a fourth objective.

(7)
Mr. Green was appointed Vice President, General Counsel and Secretary in January 2007. Mr. Green's employment letter provided for a $20,000 sign-on bonus, which was paid in January 2007. Mr. Green's employment letter provides for the grant of a stock option for 50,000 shares of common stock at the time the Company begins offering options to its employees generally. In that regard, 80,000 options were granted to Mr. Green on October 13, 2008.

(8)
Dr. Nuss was appointed Vice President Technology and Strategy on November 16, 2007.

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

        On July 27, 2007, the employment agreement with Mr. Gardner was amended. Under the amended agreement, his base salary was increased to $350,000 per year, effective April 1, 2007, which remained in effect through the fiscal year ended September 30, 2008. Further, if Mr. Gardner's employment is terminated for Good Reason, or other than For Cause, death, or Disability, Mr. Gardner would be entitled to receive two years of his base salary plus two times the average of the maximum target bonus for the two most recent fiscal years prior to his termination, and he would be engaged as a consultant until the earlier of: (i) three years after the termination of his employment and (ii) one year after the date the Company has an effective registration statement under the Securities Act with respect to the shares to be issued upon exercise of options granted to him. In addition, Mr. Gardner's stock options outstanding on the date of his termination would continue to vest normally during his service as a consultant and those options would be exercisable until the earlier of: (i) 90 days following his termination as a consultant and (ii) the normal expiration dates of those options.

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

        Mr. Gardner also received a stock option grant of 400,000 shares upon his appointment as Acting CEO and prior to his Employment Agreement.

  Richard C. Yonker Employment Agreement

        Mr. Yonker's compensation was established by his employment agreement, dated November 16, 2006, and was amended on June 26, 2007. Under his agreement, Mr. Yonker received a base salary of $275,000, which remained in effect through the fiscal year ended September 30, 2008.

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

  Michael B. Green Employment Arrangement

        Mr. Green received an employment letter, dated January 2, 2007, from the Company pursuant to which the Company agreed, among other things, that Mr. Green will receive an annual base salary of $205,000, which remained in effect through the fiscal year ended September 30, 2008. Upon a Change of Control (defined in a manner substantially the same as in Mr. Gardner's employment agreement), severance in the amount equal to six months salary is payable in one lump sum on the date of his termination. If Mr. Green voluntarily terminates his employment prior to completing two full years of service ending on January 4, 2009, he will reimburse the Company for the signing bonus. The Company also agreed to recommend to the Board of Directors that Mr. Green receive an option to acquire 50,000 shares of the Company's common stock at the time it begins offering options to its employees generally. On October 13, 2008, the Company granted 80,000 options to Mr. Green.

  Martin Nuss Employment Arrangement

        On November 16, 2007, the Board of Directors appointed Dr. Martin Nuss as Vice President Technology and Strategy. Dr. Nuss received an employment letter from the Company pursuant to which the Company agreed that he is entitled to receive $220,000 as an annual base salary and is eligible to participate in the Executive Bonus Plan, under which the Company has guaranteed a bonus to Dr. Nuss for fiscal year 2008 equal to at least 30% of his annual base salary. Dr. Nuss is also entitled to employee benefits provided to other senior executives. In the event that his employment is terminated within nine months after a Change-in-Control (defined in a manner substantially the same as in Mr. Gardner's employment agreement) or during that time period there is a material change in his position, responsibilities, or compensation, Dr. Nuss will be entitled to a lump sum payment equal to 12 months of his then base salary. Dr. Nuss was also granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.99 per share.

Grants of Plan-Based Awards

        The following table sets forth information relating to plan-based awards granted to our named executive officers in fiscal years 2008, 2007 and 2006:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Options (Per Share)	Grant Date Fair Value of Stock and Option Awards(1)
Christopher R. Gardner	6/21/2006	400,000	$1.53	$424,821
	12/2/2005	110,000	2.40	214,672
Richard C. Yonker	1/25/2007	300,000	0.86	160,834
Martin Nuss	11/16/2007	200,000	0.99	112,000

(1)
The grant date fair value of option awards has been calculated in accordance with FAS 123R. In contrast to how we present amounts in the "Summary Compensation Table," we report the amounts in this column without apportioning the amount over the applicable service or vesting period.

Outstanding Equity Awards at Fiscal Year-End

        The following table provides information regarding the holdings of stock options by our named executive officers at September 30, 2008:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Christopher R. Gardner	80,000	—	9.03	10/5/2008
	120,000	—	35.91	10/19/2009
	200,000	—	17.44	4/6/2011
	442,885	—	7.27	10/2/2011
	225,000	—	0.83	10/17/2012
	100,000	—	6.97	10/20/2013
	187,500	112,500	2.58	10/27/2014
	55,000	55,000	2.40	12/2/2015
	200,000	200,000	1.53	6/21/2016
Richard C. Yonker	75,000	225,000	0.86	12/11/2016
Martin Nuss	—	200,000	0.99	11/16/2017

        On December 29, 2006, Christopher R. Gardner, agreed to amend all of his respective existing unexercised stock option awards that vested after December 31, 2004, or will vest after December 31, 2004, and that are subject to an exercise price that is less than the Fair Market Value of a share of the our common stock at the time of grant, to have an exercise price equal to the Fair Market Value of a share of our common stock on the actual date of grant.

Stock Option Exercises

        There were no stock options exercised by our named executive officers during fiscal year 2008.

Pension Benefits

        We do not have plans that provide pension benefits to our named executive officers, nor do we have any plans that provide for deferred compensation to our named executive officers.

Potential Payments Upon Termination or Change-in-Control

        If Mr. Gardner's employment were to have been terminated on September 30, 2008, for Good Reason or for reasons other than For Cause, Death or Disability, he would have received a lump sum severance payment of $1,050,000 and he would be engaged as a consultant at $3,000 per month until the earlier of: (i) three years after the termination of his employment; and (ii) one year after the date we have an effective registration statement under the Securities Act with respect to the shares to be issued upon exercise of options granted to him. In addition, Mr. Gardner's stock options outstanding on the date of his termination would continue to vest normally during his service as a consultant and those options would be exercisable until the earlier of 90 days following his termination as a consultant and the normal expiration dates of those options.

        If Mr. Yonker's employment were to have been terminated on September 30, 2008, for Good Reason or for reasons other than For Cause, Death or Disability, he would have received a lump sum payment of $275,000. In addition, the shares underlying all of Mr. Yonker's outstanding stock options would be accelerated and immediately become vested as though all options were vesting over four years in 48 equal monthly amounts, and as though Mr. Yonker had completed an additional two years of service with the Company, and those options would be exercisable for an additional 90 days.

        If Mr. Green's employment were to have been terminated on September 30, 2008, as a result of a Change of Control, he would have received a lump sum payment of $102,500.

        If Dr. Nuss' employment were to have been terminated on September 30, 2008, as a result of a Change of Control or during that time period there was a material change in his position, responsibilities, or compensation, he would have received a lump sum payment of $220,000.

Compensation of Directors

        Effective July 27, 2007, after consultation with compensation consultants, the Board of Directors adopted the following compensation package for directors:

  (i)
  Directors will receive an annual retainer of $25,000 paid quarterly, $1,000 for each in-person Board meeting and $500 for each scheduled conference call Board meeting;

  (ii)
  The Chairperson of the Board (or Independent Lead Director if the Chairperson of the Board is an executive of the Company) will receive an annual retainer of $45,000 and the Chairpersons of the committees of the Board will each receive an additional annual retainer of $10,000;

  (iii)
  For each in-person committee meeting, the Chairperson of the committee will receive $1,250 and the other members of the committee will receive $1,000; and $500 for each scheduled conference call committee meeting; and

  (iv)
  The equity portion of the compensation package was changed so that new directors after June 1, 2007, will receive an option to purchase 75,000 shares of our common stock and continuing directors will to receive an annual grant of an option to purchase 40,000 shares of our common stock.

Director Compensation Table for Fiscal 2008

        The following table presents information regarding the compensation paid during fiscal year 2008 to members of our Board of Directors who are not also our employees (referred to as "Non-Employee Directors"). The compensation paid to Mr. Gardner, who is also employed by us, is presented above on page 8 in the Summary Compensation Table and the related explanatory tables. Directors who are also officers or employees of the Company or its subsidiaries receive no additional compensation for their services as directors.

Name	Fees Earned in Cash	Option Awards(1)	Total
Guy W. Adams(2)	$44,416	$10,428	$54,844
Vincent Chan Ph.D(3)	40,000	52,324	92,324
Alex Daly(4)	—	3,238	3,238
Steven P. Hanson(5)	48,500	11,933	60,433
Robert Lundy(6)	15,417	3,253	18,670
Edward Rogas, Jr.(7)	74,500	18,243	92,743
Willow B. Shire(8)	64,000	11,901	75,901

(1)
Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the stock option related compensation costs recognized in fiscal year 2008 for financial statement reporting purposes as determined pursuant to FAS 123R. The assumptions used in the calculation of values of option awards are set forth under Note 7 in the Original Form 10-K.

(2)
Mr. Adams became a director on October 25, 2007. Option awards amount reflects compensation costs recognized in fiscal year 2008 for a stock option grant of 75,000 options on October 25, 2007 with a fair value as of the grant date of $46,500. As of September 30, 2008, Mr. Adams had 75,000 options outstanding.

(3)
Dr. Chan became a director April 18, 2000. Option awards amount reflects compensation costs recognized in fiscal year 2008 for stock option grants with the following fair values as of the grant date: 40,000 options granted on January 1, 2004 with a fair value of $179,851, 40,000 options granted on January 1, 2005 with a fair value of $86,583, and 40,000 options granted on January 1, 2006 with a fair value of $57,531. As of September 30, 2008, Dr. Chan had an aggregate of 300,000 options outstanding.

(4)
Mr. Daly resigned as a director on October 15, 2007. Option awards amount reflects compensation costs recognized in fiscal year 2008 for stock option grants with the following fair values as of the grant date: 40,000 options granted on January 1, 2004 with a fair value of $179,851, 40,000 options granted on January 1, 2005 with a fair value of $86,583, and 40,000 options granted on January 1, 2006 with a fair value of $57,531. As of September 30, 2008, Mr. Daly did not have any options outstanding.

(5)
Mr. Hanson became a director on August 16, 2007. Option awards amount reflects compensation costs recognized in fiscal year 2008 for 75,000 options granted on August 16, 2007 with a fair value as of the grant date of $49,655. As of September 30, 2007, Mr. Hanson had 75,000 options outstanding.

(6)
Mr. Lundy became a director on May 2, 2008. Option awards amount reflects compensation costs recognized in fiscal year 2008 for a stock option grant of 75,000 options on May 2, 2008 with a fair value as of the grant date of $29,250. As of September 30, 2008, Mr. Lundy had 75,000 options outstanding.

(7)
Mr. Rogas became a director on January 24, 2006. Option awards amount reflects compensation costs recognized in fiscal year 2008 for 40,000 options granted on January 24, 2006 with a fair value as of the grant date of $75,732. As of September 30, 2008, Mr. Rogas had 40,000 options outstanding.

(8)
Ms. Shire became a director on June 26, 2007. Option awards amount reflects compensation costs recognized in fiscal year 2008 for stock option grants with the following fair values as of the grant date: 40,000 options granted on June 26, 2007 with a fair value of $29,179 and 35,000 options granted on July 27, 2007 with a fair value of $25,172. As of September 30, 2008, Ms. Shire had an aggregate of 75,000 options outstanding.

Compensation Committee Interlocks and Insider Participation

        No director who served on the Compensation Committee of our Board during fiscal year 2008 currently is, or during fiscal 2008 was, an officer or employee of the Company or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. In addition, no member of our Compensation Committee is, or during fiscal year 2008 was, employed by a company whose Board of Directors includes or included any members of our management.

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

        The foregoing report is provided by the following directors, who constitute the Compensation Committee:

      Willow B. Shire, Chairperson
      Guy W. Adams, Member
      Vincent Chan, Ph.D, Member
      Robert A. Lundy, Member

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	A		B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans approved by Shareholders(1)	15,462,647	(2)	$7.22	63,086,051	(3)
Equity Compensation Plans not approved by Shareholders(4)	2,752,614		$6.52	504,344

Total(5)	18,215,261		$7.11	63,590,395

(1)
Consists of the 2001 Stock Incentive Plan, the 1991 Stock Option Plan, the 1991 Directors' Stock Option Plan and the 1991 Employee Stock Purchase Plan.

(2)
Excludes purchase rights accruing under the Company's 1991 Employee Stock Purchase Plan. Under the Purchase Plan, each eligible employee could purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value at the beginning and end of each interval. Employees purchased such stock using payroll deductions that did not exceed 20% of their compensation. In July 2006, the Company suspended the Employee Stock Purchase Plan.

(3)
Includes shares available for future issuance under the 1991 Employee Stock Purchase Plan as of September 30, 2008. As of September 30, 2008, 12,515,545 shares of common stock were available for issuance under the Purchase Plan.

(4)
Consists of the Vitesse International Inc. 1999 International Stock Option Plan.

(5)
The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies that originally established those plans. As of September 30, 2008, a total of 58,371 shares of the Company's common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those options outstanding is $19.16 per share. No additional options may be granted under those assumed plans.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of January 21, 2009 by: (i) each of our current directors; (ii) each of our executive officers named in the Summary Compensation Table; (iii) all of our current executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of the outstanding shares of our common stock. Five percent or greater shareholder information is based on information contained in Schedule 13D/13G filings. Unless otherwise indicated, the address of each of the beneficial owners listed in this table is: c/o Vitesse Semiconductor Corporation, 741 Calle Plano, Camarillo, California 93012.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Name of Individuals or Identity of Group	Shares Beneficially Owned		Shares Exercisable Within 60 Days of January 21, 2009	Total Shares Beneficailly Owned Plus Exercisable Within 60 Days of January 21, 2009	Percent of Total Shares Outstanding
Ronald Gutfleish, c/o Elm Ridge Capital Mgmt	17,086,571	(1)	—	17,086,571	7.4%
3 West Main Street, 3rd Floor
Irvington, NY 10533
Whitebox Advisors, LLC	14,100,551	(2)	—	14,100,551	6.1%
3033 Excelsior Boulevard, Suite 300
Minneapolis, MN 55416
Kopp Investment Advisors, LLC	14,092,050	(3)	—	14,092,050	6.1%
7701 France Avenue South, Suite 500
Edina, MN 55435
Steelhead Navigator Master, L.P.	12,614,800	(4)	—	12,614,800	5.5%
1301 First Avenue, Suite 201
Seattle, WA 98101
Christopher R. Gardner	393,734	(5)	1,632,885	2,026,619	*
Guy W. Adams	300,000	(6)	25,500	325,500	*
Vincent Chan, Ph. D	30,000		290,592	320,592	*
Richard C. Yonker	100,000	(7)	150,000	250,000	*
Edward Rogas, Jr.	—		30,400	30,400	*
Willow B. Shire	—		30,800	30,800	*
Steven P. Hanson	—		28,500	28,500	*
Robert A. Lundy	—		15,000	15,000	*
Michael B. Green	50,000	(8)	—	50,000	*
Martin C. Nuss	50,000	(9)	50,000	100,000	*
All executive officers and Directors as a group (10 persons)	923,734		2,253,677	3,177,411	1.4%

*
Less than 1% of the outstanding Common Stock.

(1)
A Schedule 13G/A was filed on February 14, 2008, by Ronald Gutfleish who is the managing member of two limited liability companies, which each manage one or more private investment funds that hold the shares.

(2)
A Schedule 13G was filed on February 14, 2008 by Whitebox Advisors, LLC ("WA") on behalf of Whitebox Convertible Arbitrage Advisors, LLC ("WCAA"); Whitebox Convertible Arbitrage Partners, LP ("WCAP"); Whitebox Convertible Arbitrage Fund, LP ("WCAFLP"); Whitebox Convertible Arbitrage Fund, LTD ("WCAFLTD"); Whitebox Diversified Convertible Arbitrage Advisors, LLC ("WDCAA"); Whitebox Diversified Convertible Arbitrage Partners, LP ("WDCAP"); Whitebox Diversified Convertible Arbitrage Fund, LP ("WDCAFLP"); Whitebox Diversified Convertible Arbitrage Fund, Ltd ("WDCAFLTD"); Pandora Select Advisors, LLC ("PSA"); Pandora Select Partners, LP ("PSP"); Pandora Select Fund, LP ("PSFLP"); Pandora Select Fund, Ltd ("PSFLTD"); Whitebox Hedged High Yield Advisors, LLC ("WHHYA"); Whitebox Hedged High Yield Partners, LP ("WHHYP"); Whitebox Hedged High Yield Fund, LP ("WHHYFLP"); Whitebox Hedged High Yield Fund, Ltd ("WHHYFLTD"). Each of WA, WCAA, WCAFLP, WCAFLTD, WDCAA, WDCAFLP, WDCAFLTD, PSA, PSFLP, PSFLTD, WHHYA, WHHYFLP, and WHHYFLTD are deemed to possess indirect beneficial ownership of the shares of Common Stock issuable upon the conversion of convertible bonds held by one or more of WCAP, WDCAP, PSP, WHHYP and other investment advisory clients.

(3)
A Schedule 13D/A was filed on August 22, 2008 by Kopp Investment Advisors, LLC ("KIA") with respect to shares of common stock owned by clients and held in discretionary accounts managed by KIA, Kopp Holding Company, LLC ("KHCLLC") solely as the parent entity of KIA and indirect beneficial owner of the shares of common stock beneficially owned by KIA; Kopp Holding Company ("KHC"), which was dissolved as of December 31, 2007; and LeRoy C. Kopp individually with respect to shares of common stock that may be deemed beneficially owned directly by him and indirectly, including by virtue of his position as the control person of KHCLLC.

(4)
A Schedule 13G was filed on July 9, 2008 by Steelhead Navigator Master, L.P. ("Navigator") with respect to shares of common stock owned by Navigator. Steelhead Partners, LLC ("Steelhead"), as Navigator's investment manager and as the sole member of Navigator's general partner, and J. Michael Johnston and Brian K. Klein, as the member-managers and owners of Steelhead, may be deemed to beneficially own Securities owned by Navigator as they may be deemed to have the power to direct the voting or disposition of those Securities.

(5)
Includes a grant of 200,000 restricted stock units. Each restricted stock unit represents a contingent right to receive one share of Vitesse common stock, 50% of which vests on October 14, 2009, with the remainder vesting in two annual installments of 25% each on October 13, 2010 and October 13, 2011.

(6)
Shares held by GWA Investments, LLC. Mr. Adams is managing member of GWA Capital Partners LLC, which is the managing member of GWA Investments, LLC.

(7)
Represents a grant of restricted stock units. Each restricted stock unit represents a contingent right to receive one share of Vitesse common stock, 50% of which vests on October 14, 2009, with the remainder vesting in two annual installments of 25% each on October 13, 2010 and October 13, 2011.

(8)
Represents a grant of restricted stock units. Each restricted stock unit represents a contingent right to receive one share of Vitesse common stock, 50% of which vests on October 14, 2009, with the remainder vesting in two annual installments of 25% each on October 13, 2010 and October 13, 2011.

(9)
Represents a grant of restricted stock units. Each restricted stock unit represents a contingent right to receive one share of Vitesse common stock, 50% of which vests on October 14, 2009, with the remainder vesting in two annual installments of 25% each on October 13, 2010 and October 13, 2011.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions with Related Persons

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

whether the terms of the transaction are fair to us;

        benefits us;

        the availability of other sources for comparable products or services;

        the impact, if any, on a director's independence;

        whether the transaction is material to us; and

        the terms available to unrelated third-parties or to employees generally.

Directors' Independence

        Except for Christopher R. Gardner, our President, Chief Executive Officer and a director, all of our directors meet the independence requirements set forth in the NASDAQ Marketplace Rules and the members of our Audit Committee also meet the additional independence requirements set forth in the NASDAQ Marketplace Rules and the SEC for Audit Committee members.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Principal Accountants

        The following table shows the approximate fees billed to us by BDO Seidman, LLP, our independent registered public accounting firm:

	2008	2007
Audit Fees	$2,376,850	$5,718,794
Audit-Related Fees	—	—
Tax Fees	120,450	170,000
All Other Fees	—	—

Total	$2,497,300	$5,888,794

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

Pre-Approval Policies and Procedures

        The Audit Committee, in its sole discretion, pre-approved and reviewed audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. Requests for approval are considered at each regularly scheduled Audit Committee meeting or, if necessary, are approved by the unanimous consent of all members of the Audit Committee. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other factors, the possible affect of the performance of such services on the auditors' independence. The Audit Committee considered and pre-approved all services rendered during fiscal years 2008 and 2007.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  (1) and (2)

        See the financial statements and financial statement schedules listed in Item 8. Financial Statements and Supplementary Data.

  (b)
  Exhibits

No.	Description
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed May 5, 2000).
3.2	Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company's current report on Form 8-K filed on December 2, 2004).
4.1	Specimen of Registrant's Common Stock Certificate. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File no. 33-43548), effective December 10, 1991 filed October 25, 1991).
4.2	Rights Agreement dated as of March 3, 2003 between Vitesse Semiconductor Corporation and EquiServe Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 1 to the Form 8-A12(g) filed March 5, 2003.)
4.3***	Vitesse Semiconductor Corporation Fiscal Year 2008 Executive Bonus Plan, dated as of January 24, 2008 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.1	Second Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank, as amended March 2, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 18, 2006).
10.2	Third Amended and Restated Loan and Security Agreement between the Company and Special Value Expansion Fund & Obsidian, as amended June 7, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 12, 2006).
10.3	Security Agreement between the Company and Obsidian, dated as of June 7, 2006. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 12, 2006).
10.4	Fourth Amended and Restated Loan Security Agreement between the Company and Special Value Expansion Fund & Obsidian, as amended June 20, 2006. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 26, 2006).
10.5	First Supplemental Indenture, dated November 3, 2006 between the Company and U.S. Bank National Assoc. as Trustee. (Incorporated by reference to Exhibit 99 to the Company's Form 8-K filed November 9, 2006).
10.6	Employment Agreement between the Company and Michael Green dated January 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 31, 2007).
10.7	Warrant Registration Rights Agreement, dated January 25, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 31, 2007).
10.8	Amended and Restated Employment Agreement between the Company and Richard Yonker dated June 26, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 29, 2007).

No.	Description
10.9	Amended and Restated Employment Agreement between the Company and Christopher Gardner dated July 27, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 2, 2007).
10.10	2001 Stock Incentive Plan, Amended and Restated as of July 27, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 2, 2007)
10.11	Form of Indemnity Agreement between the directors and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 22, 2007).
10.12	Purchase and Sale Letter Agreement, dated August 22, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 29, 2007).
10.13	Loan Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 29, 2007).
10.14	Senior Unsecured Convertible Note Purchase Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed August 29, 2007).
10.15	Second Supplemental Indenture, dated September 24, 2007 between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 27, 2007).
10.16	Term Note, dated October 29, 2007 between the Company and Whitebox VSC, Ltd. for $30 million. (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed October 31, 2007).
10.17	Intellectual Property, Assignment and License Agreement, dated October 29, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 31, 2007).
10.18	Letter Agreement, dated October 26, 2007 between the Company and Dr. Martin C. Nuss (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 20, 2007).
10.19	Indenture between Vitesse Semiconductor Corporation and U.S. Bank National Association, as Trustee (including form of 1.50% Convertible Subordinated Debentures due 2024), dated as of September 22, 2004. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 23, 2004).
21.1*	Subsidiaries of Vitesse Semiconductor, Inc.
23.1**	Consent of BDO Seidman, LLP
31.1***	Rule13a-14(a) / 302 SOX Certification of Chief Executive Officer.
31.2***	Rule13a-14(a) / 302 SOX Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*
Filed or furnished as an Exhibit to our Original Form 10-K filed on December 31, 2008.

**
Filed or furnished as an Exhibit to our Amendment No. 1 to Form 10-K filed on January 6, 2009.

***
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION (Registrant)
Dated: January 28, 2009	By:	/s/ CHRISTOPHER R. GARDNER Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: January 28, 2009	By:	/s/ CHRISTOPHER R. GARDNER Director and Chief Executive Officer
Dated: January 28, 2009	By:	/s/ RICHARD C. YONKER Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: January 28, 2009	By:	/s/ GUY W. ADAMS Director
Dated: January 28, 2009	By:	/s/ VINCENT CHAN, PH.D Director
Dated: January 28, 2009	By:	/s/ STEVEN P. HANSON Director
Dated: January 28, 2009	By:	/s/ ROBERT A. LUNDY Director
Dated: January 28, 2009	By:	/s/ EDWARD ROGAS, JR. Director
Dated: January 28, 2009	By:	/s/ WILLOW B. SHIRE Director

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES