Form 10-Q
period 2008-12-31
VITESSE SEMICONDUCTOR CORP
filed 2009-02-17
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 12, 2009 there were 230,905,580 shares of the registrant's $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,407	$36,722
Accounts receivable, net	5,057	6,307
Inventory	33,800	37,466
Assets held for sale	—	3,164
Restricted cash	594	592
Prepaid expenses and other current assets	3,477	4,011

Total current assets	90,335	88,262
Property, plant and equipment, net	8,267	8,084
Goodwill	—	191,418
Other intangible assets, net	1,594	913
Other assets	3,701	3,600

	$103,897	$292,277

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Convertible subordinated debt	$96,700	$—
Accounts payable	12,771	16,101
Accrued expenses and other current liabilities	17,931	20,242
Deferred revenue	9,047	2,721

Total current liabilities	136,449	39,064
Other long-term liabilities	1,535	1,564
Long-term debt, net of discount of $530,000 and $577,000 at December 31, 2008 and September 30, 2008, respectively	29,470	29,423
Convertible subordinated debt	—	96,700

Total liabilities	167,454	166,751

Minority interest	164	165
Commitments and contingencies
Shareholders' (deficit) equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 226,205,580 shares outstanding at December 31, 2008 and September 30, 2008	2,267	2,267
Additional paid-in-capital	1,748,200	1,747,324
Accumulated deficit	(1,814,188)	(1,624,230)

Total shareholders' (deficit) equity	(63,721)	125,361

	$103,897	$292,277

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,
	2008	2007
	(in thousands, except per share data)
Product revenues	$44,810	$52,542
Licensing revenues	5,000	—

Revenues	49,810	52,542
Costs and expenses:
Cost of revenues	22,447	26,498
Engineering, research and development	11,581	12,673
Selling, general and administrative (including gain on sale of building of $2.9 million in fiscal 2009)	10,419	13,892
Accounting remediation & reconstruction expense & litigation costs	1,949	3,161
Goodwill impairment	191,418	—
Amortization of intangible assets	319	1,265

Costs and expenses	238,133	57,489

Loss from operations	(188,323)	(4,947)
Other (expense) income :
Interest expense, net	(1,130)	(647)
Other income, net	144	949

Other (expense) income, net	(986)	302
Income tax expense (benefit)	650	(1,126)
Minority interest in earnings of consolidated subsidiary	(1)	—

Loss from continuing operations before discontinued operations	(189,958)	(3,519)
Discontinued operations
Income from discontinued operations, net of tax of $901 and gain on sale of $21,500 for the three months ended December 31, 2007	—	4,978

Net (loss) income	$(189,958)	$1,459

Basic and diluted (loss) income per share:
Continuing operations	$(0.84)	$(0.02)
Discontinued operations	—	0.02

Net (loss) income per share	$(0.84)	$—

Weighted average shares outstanding:
Basic and diluted	226,206	223,556

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(189,958)	$1,459
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,075	1,950
Share-based compensation	871	1,345
Allowance for sales return reserve	(18)	(50)
Impairment of goodwill	191,418	—
Amortization of debt issuance costs and debt discounts	191	187
Gain on sale of Storage Products business	—	(21,509)
Loss on disposal of fixed assets	7	24
Gain on sale of Colorado building	(2,924)	—
Forgiveness of interest	—	(497)
Change in operating assets and liabilities:
Accounts receivable	1,268	1,038
Inventory	3,666	(4,493)
Restricted cash	(2)	(41)
Prepaids and other current assets	292	770
Accounts payable	(3,831)	5,973
Accrued expenses and other liabilities	(2,699)	(5,057)
Deferred revenue	6,325	5,125

Net cash provided by (used in) operating activities	5,681	(13,776)

Cash flows from investing activities:
Proceeds from sale of investments	—	392
Restricted cash	(3)	(3)
Proceeds from sale of Colorado building	6,500	—
Transaction costs for sale of Colorado building	(547)	—
Sale of Storage Products business	—	62,845
Transaction costs for sale of Storage Products business	—	(1,636)
Capital expenditures	(946)	(983)

Net cash provided by investing activities	5,004	60,615

Cash flows from financing activities:
Repayment of debt	—	(59,471)
Proceeds from debt	—	29,250
Debt issuance costs	—	(1,046)

Net cash used in financing activities	—	(31,267)

Net increase in cash	10,685	15,572
Cash and cash equivalents at beginning of period	36,722	25,976

Cash and cash equivalents at end of period	$47,407	$41,548

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 1. The Company and its Significant Accounting Policies

Description of Business

        Vitesse Semiconductor Corporation ("Vitesse" or the "Company") is a leading supplier of high-performance integrated circuits ("ICs") that are utilized primarily by manufacturers of networking systems for Carrier, Enterprise and Storage communications applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, cost-competitive semiconductor products. For more than 20 years, Vitesse has led the transition of new technologies in communications networks.

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

        We have a worldwide presence. As of December 31, 2008, we operated four domestic design centers in the U.S., in California, Oregon, Massachusetts, and Texas, and four international design centers in Taiwan, Denmark, Germany, and India.

        Vitesse was incorporated in the State of Delaware in 1987. Our principal offices are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our stock trades on the Pink Sheets under the ticker symbol VTSS.PK.

Fiscal Periods

        The Company's fiscal year is October 1 through September 30. References made to the first quarters of fiscal 2009 and fiscal 2008 relate to the quarters ended December 31, 2008 and 2007, respectively.

Basis of Presentation and Going Concern Uncertainty

        The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended September 30, 2008, included in our Annual Report on Form 10-K filed with the SEC on December 31, 2008.

        The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at December 31, 2008 and September 30, 2008, and the consolidated results of our operations and our consolidated cash flows for the three months ended December 31, 2008 and 2007. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

        The Company has incurred net losses historically and has used cash in operating activities, and has an accumulated deficit of $1.8 billion as of December 31, 2008. The Company also has significant

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

contractual obligations related to its debt for the fiscal year 2009 and beyond. Management believes we have sufficient resources to fund our normal operations over the next nine months, through at least September 30, 2009. However, holders of our 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures") have the right to require us to repurchase the 2024 Debentures on October 1, 2009 for 113.76% of the principal amount of the 2024 Debentures to be purchased. This 2009 repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures.

        The Company is actively seeking various alternatives to refinance the 2024 Debentures. We are working to either renegotiate the terms of, or refinance some or all of, the 2024 Debentures. However, to date, we have not been able to renegotiate those terms or to raise the capital necessary to repurchase or refinance some or all of the 2024 Debentures. We can make no assurance at this time that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. If the holders of a significant portion of the 2024 Debentures exercise their 2009 repurchase right and we have insufficient cash to repurchase all of the 2024 Debentures tendered for repurchase, our failure to repurchase such 2024 Debentures would result in an event of default under the 2024 Debentures and cause an event of default under our $30 million secured debt agreement, which in turn would likely result in an acceleration of that debt as well. A failure to renegotiate or settle the 2024 Debentures or generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. Accordingly, there is substantial doubt about our ability to continue as a going concern. A going concern uncertainty may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms. The accompanying financial statements have been prepared on the basis of the Company continuing as a going concern. No adjustments have been made to carrying value of the assets and liabilities that might result from the outcome of this uncertainty.

Use of Estimates

        The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. We regularly evaluate estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, share-based compensation, premium put, goodwill and purchased intangible asset valuations and useful lives, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

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

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, short-term and long-term investments and accounts receivable. Cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks have exceeded the amount of insurance provided on such deposits. The Company maintains its cash in commercial accounts with high-credit quality financial institutions. Although the financial institutions are considered creditworthy, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (the "FDIC") limit of $250,000. At December 31, 2008, the Company's cash balance exceeded the deposit insurance limits provided by the FDIC by $48,866,917. Cash balances held in foreign bank accounts are not insured by the FDIC, and at December 31, 2008 these balances totaled $151,551. At December 31, 2008, the Company's foreign subsidiaries reflected $986,438, of cash on their financial statements, which is not insured by the FDIC.

        The Company believes that the credit risk in its accounts receivable is mitigated by the Company's credit evaluation process and maintaining an allowance for anticipated losses. For the quarters ended December 31, 2008 and December 31, 2007, one customer accounted for more than 10% of our revenues. Total sales to this customer were 10.1% and 12.2% for the quarters ended December 31, 2008 and December 31, 2007, respectively.

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the quarters ended December 31, 2008 and 2007 were $35,000 and $20,000, respectively.

Contingencies

        We assess our exposure to loss contingencies, including environmental, legal, and income tax matters, and provide an accrual for an exposure if it is judged to be probable and reasonably estimable. If the actual loss from a loss contingency differs from management's estimates, results of operations could be adjusted upward or downward.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all products sold through distributors, utilizing information provided by the distributors. These distributors maintain inventory balances, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers and inventory obsolescence. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers, and the payments received from distributors for inventory shipped to them, in advance of the sale of that inventory to an end-user is therefore shown as deferred revenue. Vitesse personnel are often involved in the sales from the distributors to end customers.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. Sales returns typically occur for quality related issues and allowances are based on specific criteria such as rebate agreements. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns or allowances differ from our estimates, our operations may be affected. As of December 31, 2008 and September 30, 2008, our sales return reserve was $36,000 and $54,000, respectively.

        On December 28, 2007, the Company entered into an arrangement to license intellectual property to a third-party. The contract is a perpetual, nonexclusive, non-transferable, irrevocable license for

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

specified intellectual property. As part of the contract, we were granted a perpetual, nonexclusive, non-transferable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse received $15.0 million in license fees and royalties for the rights to certain products and technology. Of the fees and royalty payments, $10.0 million in fees was received upon delivery and acceptance of the licensed technology. The remaining $5.0 million of fees was received upon the one-year anniversary of the agreement. For a period of seven years from the effective date of the contract, licensee will pay royalties on a per unit basis, on each commercial sale incorporating the licensed products. Royalties will be accounted for when received. No royalties were received or recognized in the first quarter of 2009.

        In accordance with SAB No. 104, "Selected Revenue Recognition Issues" ("SAB 104"), in the licensing of technology and other intangibles, delivery does not occur for revenue recognition purposes until the license term begins. Revenues should be recognized in a manner consistent with the nature of the transaction and related earnings process. Based on management's analysis of the license terms, and pursuant to the guidance in SAB 104, revenue related to the licensing of the intellectual property was deferred until final acceptance of the contracted deliverables were received from the licensee. We recognized $10.0 million in revenue in September 2008 upon confirmation of the deliverables and $5.0 million in revenue in December 2008 upon the one-year anniversary of the agreement. In addition to the license fees discussed above, we expect to develop a royalty stream as a result of this contract.

Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts

        We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable on a monthly basis using a combination of factors, including whether any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of December 31, 2008 and September 30, 2008, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Due to their liquidity and their remaining time to maturity, the fair value of these investments approximates their carrying value.

Investments

        We have an investment in the equity securities of a privately-held company where the quoted market price is not readily available. We use the cost method, combined with other intrinsic

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

information, to assess the fair value of the investment. If the carrying value is below the fair value of an investment at the end of any period, the investment is considered for impairment. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our investment in the equity securities of a privately-held company was $248,000 as of December 31, 2008 and September 30, 2008.

Financial Instruments

        Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

        Our financial instruments include cash equivalents, short-term investments, restricted deposits, accounts receivable, long-term investments, accounts payable and accrued expenses. These financial instruments are stated at their carrying values, which are reasonable estimates of their fair values.

        Additionally, our financial instruments include our 2024 Debentures and a $30 million senior note with Whitebox VSC, LTD. ("Whitebox") (see Note 5—Debt). We have estimated the approximate fair value of the 2024 Debentures using a convertible bond valuation model within a lattice framework. The valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and recent price quotes and trading information regarding shares of our common stock into which the debentures are convertible. The fair value of the 2024 Debentures was estimated to be $43.8 million and $41.7 million, as of December 31, 2008 and 2007, respectively.

        We completed a second Consent Solicitation of the holders of the 2024 Debentures where we agreed to increase the repurchase price with respect to the October 1, 2009, repurchase right from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased (the "premium put"). We have estimated the approximate fair value of the premium put as the difference between the estimated value of the debentures with and without the premium put feature. The premium put was estimated to have no fair value as of December 31, 2008 and 2007.

        The senior note with Whitebox is stated at carrying value, net of unamortized debt discount, which is a reasonable estimate of fair value.

Inventory

        Inventory is stated at the lower of cost or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred, until the product is proven through testing and acceptance by the customer. At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventory is shown net of reserves of $33.8 million and $37.5 million at December 31, 2008 and September 30, 2008, respectively.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' estimated remaining useful lives, ranging from three to five years, except for leasehold improvements, which are stated at cost and amortized over the shorter of the term of the related lease or their estimated useful lives. Depreciation and amortization costs from continuing operations were $0.8 million and $0.7 million for the quarters ended December 31, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets

        Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform a two-step process on an annual basis, or more frequently if necessary, to determine: (i) whether the fair value of the Company exceeds carrying value; and (ii) to measure the amount of an impairment loss, if any. During the quarter ended December 31, 2008, we identified changes in key factors indicating a possible impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our asset and equity valuations, which are a component of our goodwill impairment tests. Upon completion of the first step of the impairment test for the quarter ended December 31, 2008, we determined that additional impairment analysis was required by SFAS 142. The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the company. The calculated fair value is then allocated to individual assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets and liabilities of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge of $191.4 million for the quarter ended December 31, 2008.

        Intangible assets, other than goodwill, are amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to ten years.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

Income Taxes

        We account for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. The Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), and an interpretation of SFAS No. 109, on October 1, 2007 and assessed the impact of FIN 48 on its financial statements and determined that no adjustment to retained earnings was necessary.

Research and Development Costs

        Research and development costs are expensed when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

Computation of Net (Loss) Income per Share

        In accordance with SFAS 128, "Earnings per Share," basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, warrants, and convertible debentures.

        For periods in which the Company reports a net loss, diluted loss per share is calculated using only the weighted average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset, or fair market value. Assets held for sale are recorded at the lesser of fair value less costs to sell or carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As required by SFAS 144, we verified our long-lived assets were not impaired as of the time of the goodwill impairment. There were no impairment charges in the quarters ended December 31, 2008 and 2007.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

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

Share-Based Compensation

        The Company has in effect several stock plans under which incentive and non-qualified stock options have been granted to employees, contractors, and directors. These plans include the 2001 Stock Incentive Plan, the 1991 Stock Option Plan, the 1991 Directors' Stock Option Plan, and the 1999 International Stock Option Plan. SFAS 123R "Share-Based Payments," ("SFAS 123R"), requires all share-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than operating cash flow, as required under previous literature.

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

        In conjunction with the adoption of SFAS 123R, we elected to recognize compensation expense for all share-based awards granted after September 30, 2005 on a straight-line basis over the requisite service period for the entire award. The amount of compensation cost recognized through the end of each reporting period is equal to the portion of the grant-date value of the awards that have vested, or for partially vested awards, the value of the portion of the award that is ultimately expected to vest for which the requisite services have been provided.

Recent Accounting Pronouncements

        In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements, if that position is more likely than not to be sustained on audit, based on the technical

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management adopted this pronouncement in the financial statements beginning October 1, 2007. The adoption of FIN 48 had no impact on Retained Earnings.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value. We adopted SFAS 157 in the first quarter of fiscal 2009. The adoption of SFAS 157 did not impact the Company's consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company adopted SFAS 159 effective October 1, 2008. The Company has not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Therefore, the adoption of this standard had no impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 07-3, "Accounting for Non-refundable Advanced Payments for Goods or Services to be used in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that these payments be deferred, capitalized, and expensed as goods are delivered or as the related services are performed. We adopted EITF 07-3 in the first quarter of fiscal 2009. The adoption of EITF 07-3 did not impact the Company's consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R could materially change the accounting for business combinations consummated subsequent to its adoption.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 1. The Company and its Significant Accounting Policies (Continued)

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 14-1"). APB 14-1 requires us to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. APB 14-1 requires us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. APB 14-1 is effective for fiscal years beginning after December 15, 2008. We do not anticipate the adoption of APB 14-1 to have an effect on our financial statements as our $96.7 million 2024 Debentures includes an embedded conversion option that is separately accounted for as a derivative under alternate accounting literature.

Note 2. Supplemental Financial Information

Inventory

        The following table presents the details of the Company's inventory:

	December 31, 2008	September 30, 2008
	(in thousands)
Inventory:
Raw materials	$3,842	$3,067
Work-in-process	11,769	13,926
Finished goods	18,189	20,473

Total	$33,800	$37,466

Property, Plant and Equipment

        The following table presents the details of the Company's property, plant and equipment:

	December 31, 2008	September 30, 2008
	(in thousands)
Property, Plant and Equipment:
Machinery and equipment	$91,107	$90,493
Furniture and fixtures	699	678
Computer equipment	9,750	8,942
Leasehold improvements	5,678	5,692
Construction in progress	369	1,027

	107,603	106,832
Less: Accumulated depreciation and amortization	(99,336)	(98,748)

Total	$8,267	$8,084

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 2. Supplemental Financial Information (Continued)

Accrued Expenses and Other Current Liabilities

        The following table presents the details of the Company's accrued expenses and other current liabilities:

	December 31, 2008	September 30, 2008
	(in thousands)
Accrued Expenses and Other Current Liabilities:
Accrued legal fees and settlements	$4,323	$4,588
Accrued wages, commissions and benefits	5,864	6,203
Accrued vacation	2,595	2,720
Accrued software license agreements	2,187	326
Accrued income taxes	1,134	2,598
Accrued expenses	217	1,675
Accrued commissions	173	89
Miscellaneous taxes	144	353
Interest payable	916	1,270
Customer prepayments and deposits	143	143
Other	235	277

Total	$17,931	$20,242

Revenues by Product Markets

        The following table presents revenues by product markets:

	Three Months Ended December 31,
	2008	2007
	(in thousands)
Carrier Networking Products	$18,853	$21,169
Enterprise Networking Products	15,946	18,800
Non-Core Products	10,011	12,573

Total Product Revenues	$44,810	$52,542

Revenues by Licensing

        The following table presents revenues by licensing:

	Three Months Ended December 31,
	2008	2007
	(in thousands)
Licensing revenues	$5,000	$—

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 2. Supplemental Financial Information (Continued)

Revenues by Geographic Area

        The following table presents revenues by geographic area:

	Three Months Ended December 31,
	2008	2007
	(in thousands)
North America(1)	$24,822	$27,242
Asia Pacific	19,865	19,132
Europe	5,123	6,168

Total Net Revenues	$49,810	$52,542

    (1)
    North America includes USA, Canada and Mexico

        The Company believes a substantial portion of the product sold to original equipment manufacturers ("OEMs") and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in North America and Europe.

Computation of Net (Loss) Income per Share

        The following table presents the computation of loss and income per share:

	Three Months Ended December 31,
	2008	2007
	(in thousands, except per share data)
Loss from continuing operations	$(189,958)	$(3,519)
Income from discontinued operations	—	4,978

Net (loss) income	$(189,958)	$1,459

Weighted average number of shares—basic and diluted	226,206	223,556
(Loss) income per share—basic and diluted
Continuing operations	$(0.84)	$(0.02)
Discontinued operations	—	0.02

Net (loss) income	$(0.84)	$—

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 2. Supplemental Financial Information (Continued)

        The weighted average potential common shares excluded from the diluted computation are as follows:

	December 31,
	2008	2007
	(in thousands)
Outstanding stock options	21,361	19,828
Outstanding warrants	150	150
Convertible debentures	37,981	37,981

Total potential common shares excluded from calculation	59,492	57,959

Note 3. Goodwill

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or, more frequently, if we believe indicators of impairment exist. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy, and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill to its carrying value. For other intangible assets and long-lived assets, in accordance with SFAS No. 144 we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on an analysis of: (i) the company's market capitalization; (ii) comparable public company valuations (a market approach); and (iii) the future cash flows expected to be generated by the company (an income approach). Fair value of other intangible assets is determined by discounted future cash flows, appraisals or other methods. Fair value of long-lived assets is determined based on market value. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the fair value attributable to the asset is less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we amortize over the remaining estimated useful life of the asset.

        During the quarter ended December 31, 2008, we identified changes in key factors indicating a possible impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our valuations, which are a component of our goodwill impairment tests. Upon completion of the first step of the impairment test for the quarter ended December 31, 2008, we determined that additional impairment analysis was required by SFAS 142. The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 3. Goodwill (Continued)

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the company. The calculated fair value is then allocated to individual assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets and liabilities of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge of $191.4 million for the quarter ended December 31, 2008.

        Carrying value of goodwill as of December 31, 2008 and September 30, 2008 was $0 and $191.4 million, respectively. No activity or adjustments to goodwill except for the impairment charge for the quarter ended December 31, 2008 occurred for the quarters ended December 31, 2008 and September 30, 2008.

Other Intangible Assets

        Other intangible assets consist primarily of existing technologies, customer relationships, and covenants "not-to-compete" acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The carrying value of intangible assets at December 31, 2008 and September 30, 2008 was $1.6 million and $0.9 million, respectively.

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

        In accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF Issue 87-24"), we have allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of Storage Product business. For the quarter ended December 31, 2007, interest expense of approximately $16.9 million was included in discontinued operations. Interest expense included a "make-whole" payment of $16.4 million and interest expense and amortization of deferred financing fees of $0.5 million.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 4. Discontinued Operations and Assets Held for Sale (Continued)

        We recorded amounts in discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Accordingly, we reported the results of operations of the Storage Products business in discontinued operations within the Company's statement of operations for the quarter ended December 31, 2007.

        On December 22, 2008, we closed the sale of the Colorado land and building to a third party. The gross sales price was $6.5 million. The facility was previously used for the Storage Products business, which was discontinued and sold on October 29, 2007 and had remained unused since. As a result, the net book value of $3.2 million was reported as "Asset Held for Sale" on the September 30, 2008 balance sheet. We recognized a gain of approximately $2.9 million on this sale in the first quarter of fiscal 2009.

Note 5. Debt

        On September 22, 2004, the Company issued $90.0 million in aggregate principal amount of its 2024 Debentures to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933 ("the Securities Act"). Net proceeds received by the Company, after costs of issuance, were approximately $86.9 million. On October 15, 2004, the Company issued an additional $6.7 million in aggregate principal amount of its 2024 Debentures to qualified institutional buyers in reliance on Rule 144A under the Securities Act. Net proceeds received by the Company from the October issuance, after costs of issuance, were approximately $6.5 million.

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

        On October 23, 2006, the Company solicited consents from the holders of the 2024 Debentures that, if received, would provide: (i) the holders of the 2024 Debentures and the Trustee under the Indenture would agree that, for 18 months after the date the proposed amendments are effective, the Trustee would forbear from taking any action to exercise any rights or remedies that relate to the filing of reports required under the Exchange Act; (ii) the Company would agree not to repay the 2024 Debentures pursuant to the purported acceleration request sent by the Trustee to the Company during the last six months of the forbearance period; (iii) the indenture for the 2024 Debentures would be

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 5. Debt (Continued)

amended so that the conversion price of the 2024 Debentures would be decreased permanently from $3.92 per share of common stock to $2.546 per share of common stock, subject to further adjustment as set forth in the indenture; and (iv) the repurchase price with respect to the October 1, 2009, repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased, plus accrued and unpaid interest (the October 1, 2014 and October 1, 2019 repurchase rights would not be changed). The consents were received and the amendments became effective November 3, 2006.

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the change in the repurchase price of the October 1, 2009 repurchase right created an embedded derivative (the "premium put") that must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. Any gain or loss on the fair value of the premium put is reflected in current earnings. The premium put was estimated to have no fair value as of December 31 and September 30, 2008, principally as a result of the Company's current credit-worthiness and lack of liquidity to satisfy the premium put. Regardless of the accounting valuation assigned to the premium put, should the 2024 Debenture holders exercise their right and put their bonds to the Company on October 1, 2009, the Company will record an obligation for the total amount of the put at that date.

        The modification of the conversion feature discussed above resulted in an increase in the initial conversion rate to approximately 392.773 shares of common stock per $1,000 principal amount of the 2024 Debentures from approximately 255.102 shares of common stock per $1,000 principal amount of the debenture. Upon conversion, the Company will have the option to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company may redeem the 2024 Debentures after October 1, 2007 if its stock price is at least 170% of the conversion price, or approximately $4.32 per share, for 20 trading days within any consecutive 30-day trading period, and may also redeem the 2024 Debentures beginning October 1, 2009, without being subject to such condition. In addition, holders of the 2024 Debentures have the right to require the Company to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. As a result, the Company has recorded the principal amount of the 2024 Debentures as a current liability.

        In accordance with the November 3, 2006 amendments to the 2024 Debentures, the October 1, 2009 repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the three months ended December 31, 2008 and 2007, interest expense relating to the 2024 Debentures was $0.4 million. Outstanding 2024 Debentures were $96.7 million at December 31, 2008 and September 30, 2008.

        On October 29, 2007, we completed a $30.0 million financing with Whitebox, net of $0.8 million of debt discount. The loan has a four-year term, with an option to borrow up to an additional $15.0 million. Unamortized debt discount as of December 31, 2008 and September 30, 2008 was approximately $0.5 million and $0.6 million, respectively. In connection with securing the debt, the Company paid approximately $2.3 million in fees that are recorded as debt issuance costs in Other

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 5. Debt (Continued)

Assets. These fees are being amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of December 31, 2008 and September 30, 2008 were approximately $1.6 million and $1.8 million, respectively. The annual interest rate on the unpaid principal is the greater of 8.5% or LIBOR plus 4% during the interest period ending on the interest date. The loan is secured by substantially all of our assets. The Company and Whitebox also entered into a Senior Unsecured Convertible Note Purchase Agreement that gives Whitebox the right, until the third anniversary of the initial funding, to purchase convertible notes in an aggregate principal amount of up to $45.0 million, which we would use to repay amounts outstanding under the loan. These convertible notes, if issued, would be convertible into the common stock of Vitesse at a conversion price of $2.00 per share, subject to adjustment. At December 31, 2008 and September 30, 2008, the effective interest rate on the loan was 10.6981% and 11.082%, respectively. For the three months ended December 31, 2008 and 2007, interest expense was $0.7 million and $0.5 million, respectively. The agreement contains various restrictive covenants. As of December 31, 2008, we were in compliance with the terms of the covenants.

Note 6. Income Taxes

        The provision for income taxes as a percentage of income from continuing operations before income taxes was (0.36%) for the three months ended December 31, 2008 compared to 16.6% for the comparable period in the prior year. For the year ending September 30, 2009, the Company's estimated effective tax is (0.36%). The Company's effective tax rate is primarily impacted by the goodwill impairment booked during the first quarter.

        Effective October 1, 2007, we adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Due to significant net operating losses, the cumulative effect of applying this interpretation has no impact on retained earnings.

        The total amount of gross unrecognized tax benefits remains unchanged from September 30, 2008.

        Included in the balance as of December 31, 2008, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 6. Income Taxes (Continued)

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, no material interest or penalties were accrued due to significant net operating losses.

        The Company is subject to taxation in the US and various state and foreign jurisdictions. The Company currently is under examination by the Internal Revenue Service for the tax years ended September 30, 2004 through September 30, 2006. Effectively, all the Company's tax years in which a tax net operating loss has been carried forward to the present are subject to examination by the federal, state, and foreign tax authorities. Therefore, the Company cannot estimate the range of unrecognized tax benefits that may significantly change within the next twelve months.

Note 7. Shareholders' Equity

Preferred Stock

        The Company is authorized to issue up to 10,000,000 shares of nonvoting convertible preferred stock, with a par value of $0.01 per share, of which 500,000 were reserved for issuance under the Rights Plan, described below, and none were outstanding as of December 31, 2008 and September 30, 2008.

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

Common Stock

        The Company is authorized to issue up to 500,000,000 shares of common stock, with a par value of $0.01 per share, of which 226,205,580 shares were outstanding as of December 31, 2008 and September 30, 2008.

Share-based Compensation Plans

        The Company has in effect several share-based plans under which non-qualified and incentive stock options and restricted stock awards have been granted to employees, consultants, and outside

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 7. Shareholders' Equity (Continued)

directors. Options generally vest over three or four years and have contractual lives of ten years. Restricted stock awards generally vest over three or fours years.

        On January 23, 2001, the Company's shareholders approved the adoption of the 2001 Stock Incentive Plan ("2001 Plan"), which replaced the 1991 Stock Option Plan (the "1991 Plan") that expired in August 2001 and the 1991 Directors' Stock Option Plan that expired in January 2002. The 2001 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant to employees, consultants, and directors of non-qualified stock options and certain share-based awards as determined by the Board of Directors or the Compensation Committee of the Board of Directors. The 2001 Plan was amended in September 2008 to, among other things, simplify the criteria for determining the grant price of options granted under the plan.

        Under all stock option plans, a total of 82,213,418 shares of common stock have been reserved for issuance and 53,067,616 shares remained available for future grants as of December 31, 2008.

        The following table summarizes compensation costs related to the Company's share-based compensation plans (in thousands) for the quarters ended December 31:

	Three Months Ended December 31,
	2008	2007
Cost of revenues	$206	$282
Research and development	228	414
Selling, general and administrative	437	933

Share-based compensation expense related to continuing operations	871	1,629
Share-based compensation expense related to discontinued operations	—	(284)

Total share-based compensation expense	$871	$1,345

        The fair value of stock option awards is estimated at the date of grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatilities of the Company's common stock. The risk-free interest rate is based on the U.S. Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding. Expected lives were estimated based upon historical exercise data. The Company has never paid cash dividends and intends to retain any future earnings for business development.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 7. Shareholders' Equity (Continued)

        The fair values of the Company's stock options were calculated for expense recognition in the three months ended December 31, 2008 and 2007 using an estimated forfeiture rate, assuming no expected dividend, and using the following weighted average assumptions:

	Three Months Ended December 31,
	2008	2007
Expected life (in years)	5.88	4.68
Expected volatility	65.0%	66.2%
Risk-free interest rate	3.2%	4.1%

        The Company's determination of the fair value of stock option awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair value of employee stock options is determined in accordance with SFAS 123R and SAB No. 107, using an option-pricing model, however, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise.

        Activity under all stock option plans during the three months ended December 31, 2008 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding, September 30, 2008	18,273,632	$6.76	4.86	$212
Granted	4,318,930	$0.37
Exercised*	—
Cancelled or expired	(764,741)	$9.10

Options outstanding, December 31, 2008	21,827,821	$5.41	5.78	$—

Options exercisable, December 31, 2008	15,344,695	$7.25	4.48	$—

    *
    The Company has been in a "blackout" period since April 2006 during which time there were no options exercised.

Restricted Stock Units

        In September 2008, the Company also amended its 2001 Plan to clarify procedures for the issuance of Restricted Stock Units ("RSUs"). The first grant of RSUs following the amendment occurred on

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 7. Shareholders' Equity (Continued)

October 13, 2008. The grants vest over a three year period with 50% vesting one year plus one day from the date of grant and 25% vesting on the second and third anniversaries of the date of grant.

        A summary of RSU activity during the three months ended December 31, 2008 is as follows:

	Shares	Weighted Average Grant-Date Fair Value per Share
Restricted stock outstanding, September 30, 2008	—	$—
Awarded	2,744,333	0.37
Vested	—
Forfeited	(17,116)	0.37

Restricted stock outstanding, December 31, 2008	2,727,217	$0.37

Tender Offer

        On December 1, 2008, Vitesse commenced a tender offer on Schedule TO (the "Offer") to amend Eligible Options (as defined below) that had been granted under the 1991 Plan and the 2001 Plan (together, the "Plans"). An option to purchase Vitesse common stock was eligible for the Offer (an "Eligible Option") only if each of the following conditions was met:

  •
  the option was granted under the Plans;

  •
  the option had an original exercise price per share that was less than the fair market value per share of the common stock underlying the option on the date the grant was actually finalized;

  •
  the option was not vested as of December 31, 2004 (if only a portion of an option was not vested as of December 31, 2004, the unvested portion of the option may be an "eligible option"); and

  •
  the option was outstanding as of December 30, 2008.

        Vitesse undertook the Offer solely to avert the severe and, in Vitesse's view, unintended tax consequences to its option holders imposed by Section 409A of the Internal Revenue Code of 1986 and similar state laws on some of its current employee stock option holders. Vitesse determined that certain stock options were erroneously assigned grant dates other than the actual date of finalization of those grants. As a result, the exercise prices of those stock options were lower than they would have been if the options had been dated when the grants were actually finalized. Therefore, those options may have subjected option holders to adverse tax consequences under Section 409A of the Internal Revenue Code of 1986 if the fair market value of the shares were to exceed the exercise price for such shares at the end of any calendar year in which the option would have been exercisable or at the time of exercise.

        These tax consequences include ordinary income on the spread between the exercise price and the value of the underlying shares (even if the option was not exercised), an additional 20% federal tax, and potential interest charges. In addition, some states, including California, impose an additional 20%

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 7. Shareholders' Equity (Continued)

state tax. In order to avoid these significant adverse tax consequences, Vitesse completed the Offer by December 31, 2008.

        The Offer was accepted by all current employee holders of Eligible Options and in January of 2009, restricted stock awards vesting over one year plus one day were issued to these employees.

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

The Derivative and Securities Class Actions

        On April 7, 2008, the District Court approved the settlement in the consolidated securities class actions filed against Vitesse and certain current or former directors and officers of Vitesse alleging violations of §§10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on behalf of a class of purchasers of Vitesse common stock. The settlement of the consolidated securities class actions included a cash payment to the settlement fund of $10.2 million: $8.75 million to be paid by Vitesse's directors' and officers' liability insurers and a total of $1.45 million to be paid by Louis R. Tomasetta and Eugene F. Hovanec, two of the former executives of Vitesse. The same two former executives also contributed all shares of Vitesse common stock that they owned, totaling 1,272,669 shares. In addition, on September 22, 2008, Vitesse contributed 2,650,000 shares of Vitesse common stock with a fair market value of $2.4 million, but no cash, to the settlement fund.

        On August 11, 2008, the Court granted final approval of settlements in the federal and state derivative actions filed on behalf of Vitesse against certain current or former directors and officers of Vitesse, and nominally against Vitesse alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code §§25402 and 25403. As part of the settlement of the federal and state derivative actions, the Company adopted certain Corporate Governance measures. Three former executives of Vitesse, Messrs. Tomasetta, Hovanec, and Mody, released the Company from all rights to future indemnification and costs of defense in the related SEC and Department of Justice investigations. Vitesse retains the right to continue its state court action against KPMG, LLP, its former independent registered public accounting firm.

        On January 14, 2009, Vitesse contributed 4,700,000 shares of Vitesse common stock, with a fair market value of $4.2 million to cover the attorneys' fees and expenses of the derivative plaintiffs' counsel. The Court entered final judgment implementing all of the above referenced terms and the case is concluded in all respects.

        The Corporate Governance measures include implementing certain policies, procedures, and guidelines relating to stock option grants and compensation decisions, incorporating greater shareholder participation in the procedures for nominating independent directors, adopting additional standards of

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 8. Legal Proceedings (Continued)

director independence, adding a "lead independent director," and incorporating additional accounting policies, procedures, and guidelines to be incorporated as part of these measures.

        In addition, the Company and certain current and former officers and directors of the Company who were named as defendants were dismissed from the lawsuits and have obtained releases from the class and derivative plaintiffs.

The Dupuy Action

        On April 10, 2007, an individual shareholder of Vitesse, Jamison John Dupuy, filed a complaint in the Superior Court of California, County of Ventura, against Vitesse and three of its former officers (Case No. CIV 247776). Mr. Dupuy's complaint included causes of action for fraud, deceit and concealment, and violation of California Corporations Code §§ 25400 et seq. Vitesse filed an answer, asserting numerous affirmative defenses. On March 3, 2008, Mr. Dupuy filed an amended complaint that named six new defendants, all former employees, and included new causes of action for negligent misrepresentation and violations of California Corporations Code § 1507. On April 4, 2008, after mediation before a retired United States District Judge for the Central District of California, the parties entered into a confidential settlement agreement and the plaintiff filed a dismissal of the action. The Company settled this lawsuit in the third quarter of 2008.

Notification of Default under Indenture relating to Subordinated Debentures

        On August 15, 2006, the Company received notification from the Trustee under the Indenture relating to the Company's 2024 Debentures alleging compliance deficiencies under the Indenture relating to the Company's failure to file, with the Securities and Exchange Commission and the Trustee, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The Trustee issued the Company a Notice of Default and Attempted to accelerate payment on the 2024 Debentures. Although the Company did not believe there were compliance deficiencies under the Indenture, and that an Event of Default did not occur, the Company negotiated a resolution to the dispute with the holders of a majority of the 2024 Debentures that, among other things, rescinded and annulled the previous asserted acceleration of the 2024 Debentures and asserted Events of Default. The Company entered into a Second Supplemental Indenture that increased the interest payable on October 1, 2007 by $20.00 per $1,000 principal amount of the 2024 Debentures.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 8. Legal Proceedings (Continued)

KPMG Lawsuit

        On June 13, 2007, we filed a lawsuit in the Superior Court for the County of Los Angeles against our former independent registered public accounting firm KPMG, LLP ("KPMG") alleging KPMG failed to properly provide auditing and other services during the time period 1994 to 2000. The Complaint seeks damages in excess of $100 million resulting from KPMG's audit failures. As of the date of filing this Quarterly Report, the case is pending.

Potential Payroll Tax Liabilities Related to Backdating of Stock Options

        As of December 31, 2008, we have accrued a $2.0 million liability for payroll taxes, penalties and interest related to exercises of backdated stock options during the calendar years 2004 through 2006. During this period, certain non-qualified stock options were improperly classified and treated as incentive stock options for tax purposes. On October 5, 2007, we informed the Internal Revenue Service ("IRS") of these potential payroll tax liabilities resulting from changes in measurement dates for stock options. We have received requests from the IRS for information relating to the potential payroll tax liabilities that were identified as a result of our stock-option review and we are working with the IRS to provide the requested information in an effort to settle these potential liabilities.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

        You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our Annual Report on Form 10-K for the year ended September 30, 2008, which discusses our business in greater detail, filed with the Securities and Exchange Commission, or SEC.

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

        This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "should," "estimates," "predicts," "potential," "continue," "becoming," "transitioning" and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures, interest income, cash commitments and expenses. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" under Part I, Item 1A of this Annual Report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

        Over the last ten years, the proliferation of the Internet and the rapid growth in the volume of data being sent over Local Area Network ("LANs") and Wide Area Network ("WANs") has placed a tremendous strain on the existing communications infrastructure. Communication service providers have sought to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner. The resulting demand for increased bandwidth and services has created a need for faster, larger, and more complex networks. Additionally, due to increasing needs for moving, managing, and storing mission- critical data, the market for storage equipment has been growing significantly.

        We are a leading supplier of high-performance integrated circuits ("ICs") principally targeted at systems manufacturers in the communications and storage industries. Within the communications industry, our products address Carrier and Enterprise networking, where they enable data to be transmitted at high-speeds and processed and switched under a variety of protocols. In Storage, our products address primarily enterprise class storage systems and blade-servers using Fibre Channel and Serial Attached SCSI ("SAS")/ Serial Attached ATA ("SATA") protocols. Our customers include leading communications and storage OEMs.

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

        In the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, the Company provided a chronological listing of events that occurred between April 2006 and December 2008, including, but not limited to, activities related to errors and irregularities in the disclosure of, and accounting for stock options granted by the Company to its employees and the Board. A number of these events contributed directly to the delayed filing of the prior years' Annual Reports with the SEC.

        The Company filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2008 on December 31, 2008, and has been current since such date with respect to its Exchange Act reporting obligations.

Our Business Product Lines

        Beginning in 2008, Vitesse classified product revenues into three markets: Carrier Networking, Enterprise Networking, and Non-Core. These classifications reflect the major trends in our product lines and how they map into our customer base. In addition, we have an intellectual property revenue stream that was introduced in the last quarter of 2008.

Carrier Networking

        The telecommunications Carrier Global Network, which includes networks delivering voice and data services, has grown dramatically to a complex combination of networks. These networks are often classified into groups such as WANs, Metropolitan Area Networks ("MANs"), Multi-Service Access Networks ("MSANs"), and Radio Access Networks ("RANs"). Each of these types of networks has their own set of technical and operational challenges. These evolving networks must deliver more bandwidth and provide increasing data-based capabilities to provide "quadruple play" services that integrate voice, data, and video traffic over both wired and wireless networks. To address this problem, Carriers are increasingly trying to map Ethernet services and connectivity more efficiently into their existing networks. They may even replace their legacy network with new all-IP/Ethernet-based networks. Broadly, Ethernet technology upgraded to meet these requirements is being referred to as "Carrier Ethernet." It is, in effect, an adaptation of Ethernet to provide the same features and functions that have traditionally been provided by "telecom" protocols such as Synchronous Optical Network ("SONET/SDH"), Plesiochronous Digital Hierarchy ("PDH"), etc. Because of the complexity of the Carrier networks, products sold into these applications have long design cycles, typically two to four years from design start to production, and long life cycles, typically five to ten years or more.

        Vitesse provides a variety of products into Carrier networking applications. These generally include: (i) Ethernet-over-SONET mappers, SONET framers and switches; (ii) Optoelectronic physical media devices ("PMDs") and physical layer devices ("PHYs") such as transceivers and Clock and Data Recovery ("CDRs"); (iii) Signal Integrity Products including backplane transceivers, CDRs, and crosspoints switches; (iv) Ethernet Media access controllers ("EMACs") and switches; (v) GbE Cu PHYs; and (vi) Next-Generation Optical Transport Network ("OTN") mappers.

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

Intellectual Property

        In 2008, we began to leverage our substantial intellectual property portfolio into licensing opportunities with third parties. We offer a variety of intellectual property "cores" and design services in deep submicron, 130 nm and 65 nm, process technologies. To date, our primary focus has been our Gigabit Ethernet Cu PHY and switch technologies as well as high-speed PHYs and signal integrity "cores".

        We anticipate being able to exploit our many years of technology development by providing this technology to systems suppliers and other semiconductor suppliers in the form of intellectual property via licensing arrangements. We believe we are in a unique position to supply such intellectual property to other Integrated Circuit ("IC") vendors as we are either the technology or low-power leader for such intellectual property, or such intellectual property is only available from IC vendors that are competing in the same markets as the companies looking for such intellectual property. As a smaller, more focused and specialized IC vendor, we are less likely to compete with those companies.

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

Revenue Recognition, Sales Returns Reserve and Allowance for Doubtful Accounts

        In accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as well as SAB No. 104, "Revenue Recognition," we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. With a few minor exceptions, we recognize revenue on goods shipped directly to customers at the time of shipping, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all distributors, utilizing information provided by the distributors. These distributors maintain inventory balances, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers. Payments received from distributors for inventory shipped to them, in advance of the sale of that inventory to end-user, are shown as deferred revenue. Vitesse personnel are often involved with the sales from the distributors to end customers.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. Sales returns typically occur for quality related issues and allowances are based on specific criteria such as rebate agreements. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns or allowances differ from our estimates; our future results of operations may be affected.

        We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable based on a combination of factors. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollected. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of December 31, 2008 and September 30, 2008, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

        In accordance with SAB No. 104, "Selected Revenue Recognition Issues" ("SAB 104"), in the licensing of technology and other intangibles, delivery does not occur for revenue recognition purposes until the license term begins. Revenues should be recognized in a manner consistent with the nature of the transaction and related earnings process. Pursuant to the guidance in SAB 104, revenue related to the licensing of intellectual property is deferred until final acceptance of the contracted deliverables. Any royalties related to the licensing will be recognized when received.

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

Valuation of Goodwill, Purchased Intangible Assets, and Long-Lived Assets

        Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research & development is expensed immediately. The value of intangible assets, including goodwill, can be impacted by adverse changes such as declines in operating results, a decrease in stock value, changes in the worldwide economy or a specific industry or a failure to meet performance projections.

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

        If such indicators are present, we compare the fair value of the goodwill to its carrying value. Fair value of goodwill is determined by considering the Company's market capitalization, discounted cash flows, and a market approach as of the valuation date. In considering the Company's market capitalization, an estimated premium to reflect the fair value on a control basis was applied. This premium was estimated based on an evaluation of control premiums identifiable in comparable transactions.

        For other intangible assets and long-lived assets, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value.

If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of other intangible assets is determined by discounted future cash flows, appraisals, or other methods. Fair value of long-lived assets is determined based on market value. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the fair value attributable to the asset is less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we amortize over the remaining estimated useful life of the asset.

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

        During the quarter ended December 31, 2008, we identified changes in key factors indicating a possible impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our valuations, which are a component of our goodwill impairment tests. Upon completion of the first step of the impairment test for the quarter ended December 31, 2008, we determined that additional impairment analysis was required by SFAS 142. The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the company. The calculated fair value is then allocated to individual assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge of $191.4 million for the quarter ended December 31, 2008.

        Other intangible assets, which consist primarily of technology and intellectual property, are amortized over their estimated useful lives. The remaining lives of these assets range from less than one year to three years. As required by SFAS 144, we verified our long-lived assets were not impaired as of the time of the goodwill impairment.

Valuation of Repurchase Right on Subordinated Debentures

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. Our 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures") include a repurchase right for 113.76% of the principal amount of the 2024 Debentures on October 1, 2009 (the "premium put"). We estimate the approximate fair value of the premium put as the difference between the estimated value of the 2024 Debentures with and without the premium put feature. The fair value of the 2024 Debentures, both with and without the embedded premium put feature, was estimated using a convertible bond valuation model within a lattice framework. The valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and recent price quotes and trading information regarding shares of our common stock into which the 2024 Debentures are convertible. Based on our analysis, we determined that the fair value of the premium put is most sensitive to the estimated amount of funds available for settlement of the liability on October 1, 2009. Any gain or loss on the fair value of the premium put is reflected in current earnings. The premium put was estimated to have no fair value as of December 31, 2008 and 2007.

Accounting for Share-Based Compensation

        SFAS No. 123R "Share-Based Payments," ("SFAS 123R"), requires all share- based payments, including grants of stock options and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option-pricing model that meets certain requirements.

        SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability. Because the share-based compensation expense recognized in the statements of operations for quarters ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeitures from the estimates made at grant date could result in more or less non-cash compensation expense in comparable periods.

Assets and Liabilities of a Business Held for Sale

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we classify the assets and liabilities of a business as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held for sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. The Company announced the sale of a portion of their Storage Products business on August 23, 2007, completing the sale on October 29, 2007. Assets of $35.5 million and liabilities of $0.4 million, at September 30, 2007, have been classified as held for sale. There were no assets or liabilities classified as held for sale as of December 31, 2008.

        On December 22, 2008, we closed the sale of the Colorado land and building to a third party. The gross sales price was $6.5 million. The facility was previously used for the Storage Products business, which was discontinued and sold on October 29, 2007 and had remained unused since. As a result, the net book value of $3.2 million was reported as 'Asset Held for Sale' on the September 30, 2008 balance sheet. We recognized a gain of approximately $2.9 million on this sale in the first quarter of fiscal 2009.

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

        The Company maintains a valuation allowance on the deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these tax assets in future tax periods. The valuation allowance is based on estimates of future taxable income by tax jurisdiction in which the Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities. SFAS 123R allows the benefit related to deductible temporary differences attributable to nonqualified stock options to be credited to additional paid-in-capital when realized. Because the Company is in a net operating loss position as of September 30, 2008 and 2007, it may not recognize a benefit for those respective years.

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. As of September 30, 2008 and 2007, management has placed a valuation allowance against all deferred tax assets based on its overall assessment of the risks and uncertainties. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at December 31, 2008 and September 30, 2008.

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

Impact of Recent Accounting Pronouncements

        In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management adopted this pronouncement in the financial statements beginning October 1, 2007. The adoption of FIN 48 had no impact on Retained Earnings.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value. We adopted SFAS 157 in the first quarter of fiscal 2009. The adoption of SFAS 157 did not impact the Company's consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company adopted SFAS 159 effective October 1, 2008. The Company has not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Therefore, the adoption of this standard had no impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 07-3, "Accounting for Non-refundable Advanced Payments for Goods or Services to be used in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that these payments be deferred, capitalized, and expensed as goods are delivered or as the related services are performed. We adopted EITF 07-3 in the first quarter of fiscal 2009. The adoption of EITF 07-3 did not impact the Company's consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R could materially change the accounting for business combinations consummated subsequent to its adoption.

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

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 14-1"). APB 14-1 requires us to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. APB 14-1 requires us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. APB 14-1 is effective for fiscal years beginning after December 15, 2008. We do not anticipate the adoption of APB 14-1 to have an effect on our financial statements as our $96.7 million 2024 Debentures includes an embedded conversion option that is separately accounted for as a derivative under alternate accounting literature.

Results of Operations for the Three Months Ended December 31, 2008 compared to the Three Months Ended December 31, 2007

        The following table sets forth certain consolidated statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
	2008	2007
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues	45.1%	50.4%
Engineering, research and development	23.3%	24.1%
Selling, general and administrative	20.9%	26.4%
Accounting remediation & reconstruction expense & litigation costs	3.9%	6.0%
Goodwill impairment	384.3%	0.0%
Amortization of intangible assets	0.6%	2.5%

Costs and expenses	478.1%	109.4%

Loss from operations	(378.1)%	(9.4)%
Other income (expense):
Interest expense, net	(2.3)%	(1.2)%
Other income, net	0.3%	1.8%

Other income (expense), net	(2.0)%	0.6%
Income tax expense (benefit)	1.3%	(2.1)%
Minority interest in earnings of consolidated subsidiary	0.0%	0.0%

Loss from continuing operations before discontinued operations	(381.4)%	(6.7)%
Discontinued operations
Income and gain on discontinued Storage Products, net	0.0%	9.5%

Net (loss) income	(381.4)%	2.8%

Product Revenues

        We classify our IC products into three categories: (i) Carrier Networking Products; (ii) Enterprise Networking Products; and (iii) Non-Core Products. The Networking Products line services core and metro WANs, also known as Carrier Networks. Our products are focused on enabling Ethernet data services to be deployed more broadly across these networks. The Enterprise Networking Products line services the market for Ethernet switching and transmission within LANs in SMB and SME markets. Non-Core Products are those product lines where we have chosen to exit markets and no longer continue to invest. The following tables summarize our net product mix by product line.

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$18,853	42.1%	$21,169	40.3%	$(2,316)	(10.9)%
Enterprise Networking Products	15,946	35.6%	18,800	35.8%	(2,854)	(15.2)%
Non-Core Products	10,011	22.3%	12,573	23.9%	(2,562)	(20.4)%

Product Revenues	$44,810	100.0%	$52,542	100.0%	$(7,732)	(14.7)%

        The decrease in product revenues of $7.7 million, or 14.7%, was the result of weak macroeconomic conditions that drove substantially weaker demand for nearly all of our products in the first quarter of 2009 compared to the same period in 2008. We believe that our end customers, contract manufacturers and channel partners and distributors all took substantial efforts to aggressively reduce their inventory, in line with this economic slowdown. As a result of the overall weakening market conditions, our Carrier Networking revenues declined 10.9% from $21.2 million to $18.9 million, primarily from decreases in our physical layer and processing segments. These decreases were partially offset by growth in Ethernet MAC and CU PHY products. Enterprise Networking revenues declined 15.2% from $18.8 million to $15.9 million due to overall lower demand for switch and CU PHY products. The decrease of $2.6 million in revenue from non-core products is compromised primarily of the decrease in two product lines: 2Gbs Fibre channel and Raid-on-Chip Processor products.

Licensing Revenues

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007
	Amount	% of Licensing Revenues	Amount	% of Licensing Revenues	Change	% Change
	(in thousands, except percentages)
Licensing revenues	$5,000	100.0%	—	0.0%	$5,000	100.0%

        Licensing revenues were $5.0 million in the first quarter of 2009. We did not recognize any licensing revenues in the same period of 2008. On December 28, 2007, the Company entered into an arrangement to license intellectual property to a third-party. Specific deliverables to the licensee were defined in the agreement and required acceptance from the licensee. Under the agreement, Vitesse received $15.0 million in license fees for the rights to certain products and technology. Of the fees, $10.0 million was recognized upon delivery and acceptance of the licensed technology in the fourth quarter of 2008. The remaining $5.0 million was recognized upon the one-year anniversary of the agreement in the first quarter of 2009. No royalties were received or recognized in the first quarter of 2009.

        In 2008, we began to leverage our substantial intellectual property portfolio into licensing opportunities with third parties. We offer a variety of IP "cores" and design services in deep submicron, 130 nm and 65 nm, process technologies. To date, our primary focus in licensing our IP has been in our Gigabit Ethernet Cu PHY and switch technologies as well as high-speed PHYs and signal integrity "cores."

Cost of Revenues

	Three Months Ended December 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Cost of revenues	$22,447	$26,498	$(4,051)	(15.3)%
Percent of net revenues	45.1%	50.4%

        As a fabless semiconductor company, we use third-parties (including TSMC, IBM, Chartered Amkor, ASAT, and ASE) for wafer fabrication and assembly services. Our cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; and (iii) labor and overhead costs associated with product procurement and testing. It is customary in the semiconductor industry for product prices to decline over time. Therefore, it is imperative that we continue to reduce our cost of revenues for mature products, by focusing our efforts on improving operating efficiencies, including reducing the price of purchased materials, improving product yields and cycle times and reducing scrap.

        Our cost of revenues decreased from $26.5 million for the three months ended December 31, 2007 to $22.4 million for the same period in fiscal 2009, primarily due to a decline in product sales. As a percentage of net revenues, our cost of revenues were 45.1% in the first quarter of fiscal 2009 compared with 50.4% in the first quarter of fiscal 2008.

        There was no cost of revenues associated with intellectual property licensing revenues of $5.0 million in the quarter ended December 31, 2008. As a percentage of sales, excluding IP revenue, cost of revenues were 50.1% in the first quarter of 2009 compared to 50.4% for the same period in 2008.

Engineering, Research and Development

	Three Months Ended December 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Engineering, research and development	$11,581	$12,673	$(1,092)	(8.6)%
Percent of net revenues	23.3%	24.1%

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

        Engineering, research and development expenses decreased $1.1 million or 8.6% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decrease in engineering, research and development expenses is attributable to $0.5 million less in expenditures for mask sets and wafers due to the development of one less product in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Our product development schedules are not linear throughout the year. As a result, we experience fluctuations related to product development from quarter to quarter. The remaining decrease of $0.5 million is primarily due to the elimination of certain discretionary employee incentives in 2009, a reduction in share-based compensation expense due to the vesting of a significant number of stock options during the quarter and the receipt during the quarter of insurance proceeds related to property damage at one of the international offices.

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

Selling, General and Administrative

	Three Months Ended December 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Selling, general and administrative	$10,419	$13,892	$(3,473)	(25.0)%
Percent of net revenues	20.9%	26.4%

        Selling, general and administrative expense consists primarily of personnel-related expenses, including share-based compensation expense, legal and other professional fees, facilities expenses, outside labor and communications expenses.

        In the first quarter of fiscal 2009, selling, general and administrative expense decreased by 25.0% or $3.5 million compared to the first quarter of fiscal 2008. As a percentage of net revenues, selling, general and administrative expense decreased from 26.4% to 20.9%. The decrease is primarily due to a $2.9 million gain on the sale of our Colorado building and a $0.7 million reduction in contract labor costs from 2008 to prepare the building for sale. Share-based compensation expense decreased by $0.5 million due to the vesting of a significant number of stock options during the quarter. These decreases are partially offset by a $0.4 million increase in fees related to the audit of the 2008 financial statements and a $0.5 million increase in consulting costs incurred in the three months ended December 31, 2008 to support the audit and other recurring accounting operations.

Accounting Remediation & Reconstruction Expense & Litigation Costs

	Three Months Ended December 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense & litigation costs	$1,949	$3,161	$(1,212)	(38.3)%
Percent of net revenues	3.9%	6.0%

        In the first quarter of 2009, accounting remediation and reconstruction expense and litigation costs consisted of fees incurred to resolve certain legal issues, remediate control deficiencies, and transition accounting and reporting responsibilities to permanent staff. In 2008, we also incurred substantial fees in connection with the preparation and issuance of our 2006 and 2007 financial statements and the remediation of other issues related to the restatement of our September 30, 2005 balance sheet.

        We recorded $1.9 million and $3.2 million in the first quarters of fiscal 2009 and fiscal 2008, respectively, related to work performed on stock option accounting and inventory valuation, revision of our revenue recognition policies, and other legal and financial issues. The decrease in these costs is due to the completion of the audit and issuance of our 2006 and 2007 financial statements and the resolution of certain related accounting and legal issues. In the first quarter of 2009, these costs consist primarily of legal fees and consulting costs related to accounting remediation work.

Goodwill Impairment

	Three Months Ended December 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Goodwill impairment	$191,418	$—	$191,418	100.0%
Percent of net revenues	384.3%	0.0%

        During the quarter ended December 31, 2008, we identified changes in key factors indicating a possible impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our valuations, which are a component of our goodwill impairment tests. Upon completion of the first step of the impairment test for the quarter ended

December 31, 2008, we determined that additional impairment analysis was required by SFAS 142. The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the company. The calculated fair value is then allocated to individual assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets and liabilities of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge of $191.4 million for the quarter ended December 31, 2008. (See Note 3—Goodwill).

Amortization of Intangible Assets

	Three Months Ended December 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$319	$1,265	$(946)	(74.8)%
Percent of net revenues	0.6%	2.5%

        Amortization of intangible assets was $0.3 million in the first quarter of fiscal 2009, compared to $1.3 million for the same period in fiscal 2008. The decrease is due to intangible assets related to our prior acquisitions of Vermont Scientific Technologies and Cicada Semiconductor Corporation becoming fully amortized during in fiscal 2008.

Interest Expense, net

	Three Months Ended December 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Interest expense, net	$1,130	$647	$483	74.7%
Percent of net revenues	2.3%	1.2%

        Interest expense, net of interest income, increased by $0.5 million from the first quarter of fiscal 2008 to $1.1 million in the first quarter of fiscal 2009. In October 2007, in connection with the sale of the Storage Products business, the Company replaced its debt to Tennenbaum Capital Partners ("TCP") with a note to Whitebox VSC, Ltd. ("Whitebox"). Interest expense incurred on the TCP debt in fiscal 2008 was recorded as a component of discontinued operations. Interest expense on the debt with Whitebox is reflected in interest expense. For fiscal 2009, three months interest expense was incurred on the Whitebox debt compared to two months of interest incurred on the debt during the first quarter of 2008. Interest expense on the subordinated 2024 Debentures in the first quarter of fiscal

2009 was consistent with the first quarter of fiscal 2008. Interest rates earned on deposit accounts declined from fiscal 2008 to fiscal 2009, reducing the amount of interest income included in net interest expense.

Other Income, net

	Three Months Ended December 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Other income, net	$144	$949	$(805)	(84.8)%
Percent of net revenues	0.3%	1.8%

        Other income, net of other expense, was $0.1 million in the first quarter of fiscal 2009 compared to $0.9 million in the first quarter of fiscal 2008. In the first quarter of 2009, we recognized other income related to a gain on foreign exchange transactions. In the first quarter of 2008, other income consisted of proceeds from the settlement of a breach of contract lawsuit of $0.4 million and $0.5 million received on the sale of scrap materials.

Income Tax Expense (Benefit)

	Three Months Ended December 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Income tax expense (benefit)	$650	$(1,126)	$1,776	157.7%
Percent of net revenues	1.3%	(2.1)%

        Income tax expense was $0.7 million for the first quarter of fiscal 2009 compared to a benefit of $1.1 million for the first quarter of fiscal 2008. Income tax expense represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards for the three months ended December 31, 2008. For the three months ended December 31, 2007, income tax benefit reflects the impact of taxable losses for the period after the allocation of income tax expense to discontinued operations.

Minority Interest in Earnings of Consolidated Subsidiary

	Three Months Ended December 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Minority interest in earnings of consolidated subsidiary	$(1)	$—	$(1)	100.0%
Percent of revenues	(0.0)%	0.0%

        A minority interest in the operations of our consolidated joint ventures, the Vitesse Venture Fund, L.P. and the Vitesse Venture Fund, L.P. II (together, "the Funds"), was recorded in the first quarter of fiscal 2009, representing the limited partners' interest in the Funds' operating expenses, including licensing and bank fees.

Income and gain on the sale of discontinued Storage Products

	Three Months Ended December 31,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Income and gain on discontinued Storage Products business, net	$—	$4,978	$(4,978)	(100.0)%
Percent of net revenues	0.0%	9.5%

        On October 29, 2007, the Company completed its sale of a portion of the Storage Products business to Maxim Integrated Products, Inc. ("Maxim") for $62.8 million, with a gain on the sale of approximately $21.5 million, plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement. Maxim acquired the Company's SAS, SATA expander product markets, enclosure and baseboard management devices, and certain other assets of the Storage Product business. Assets sold included inventory, property & equipment, goodwill and intangible assets of $35.5 million. As part of the sale, Maxim assumed a liability for employees' accrued vacation of $0.3 million. Debt issuance costs related to the Tennenbaum Capital Partners ("TCP") debt of $3.5 million were included in the calculation of the gain on the sale. The gain was reduced by $1.6 million of costs of completing the sale. No discontinued operations were reported in fiscal 2009.

        In accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF Issue 87-24"), we allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of the Storage Product business. For the quarter ended December 31, 2007, interest expense of approximately $16.9 million was included in discontinued operations. Interest expense included a "make-whole" payment of $16.4 million and interest expense and amortization of deferred financing fees of $0.5 million.

        For the three months ended December 31, 2007, results of discontinued operations were comprised of the gain on the sale of $21.5 million, offset by the loss on discontinued operations of $15.7 million, net of tax of $0.9 million.

        For the first quarter of 2008, we reported the results of operations of the Storage Products business as discontinued operations in the Company's statement of operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        The following table sets forth selected operating results:

	Three Months Ended December 31,
	2008	2007
	(in thousands)
Revenues	$—	$2,346

Loss from continuing operations before income taxes	—	(4,645)
Provision for income taxes	—	(1,126)
Gain from discontinued operations	—	4,978

Net income	$—	$1,459

Liquidity

        Cash and cash equivalents increased to $47.4 million at December 31, 2008, from $36.7 million at September 30, 2008, primarily as a result of the sale of the Colorado building for cash of $6.0 million, net of transaction and selling costs, and $4.0 million received related to the licensing of our intellectual property.

	Three Months Ended December 31,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$5,681	$(13,776)
Net cash provided by investing activities	5,004	60,615
Net cash used in financing activities	—	(31,267)

Net increase in cash and cash equivalents	$10,685	$15,572
Cash and cash equivalents at beginning of period	36,722	25,976

Cash and cash equivalents at end of period	$47,407	$41,548

        In the three months ended December 31, 2008, our operating activities provided $5.7 million in cash. Our net loss of $190.0 million for the three months ended December 31, 2008 included non-cash charges of $1.1 million of depreciation, $0.8 million of stock-based compensation, $191.4 million of goodwill impairment offset by the gain on the sale of the Colorado building for $2.9 million. In the three months ended December 31, 2007, our operating activities used $13.8 million in cash. This was primarily the result of $1.5 million net income from continuing and discontinued operations, $18.6 million in non-cash operating activity, which included the gain on sale of Storage Products business of $21.5 million, offset by $3.3 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net (loss) income in the three months ended December 31, 2008 and 2007 included depreciation and amortization, share-based compensation expense, gain on sale of business unit, gain on sale of fixed assets, forgiveness of interest and amortization of debt issuance costs.

        Inventories decreased $3.7 million from $37.5 million at September 30, 2008 to $33.8 million at December 31, 2008, as our channel partners and distributors took action to reduce their inventory in response to weaker demand. We were able to respond quickly to the change in demand, reducing orders to our suppliers. As a result of the decrease in inventory, accounts payable decreased from $16.1 million to $12.8 million due to fewer orders placed with three of our top suppliers. Accrued expenses decreased primarily as a result of a $2.1 million payment for income taxes and $0.4 million of accrued interest. In addition, deferred revenue increased by $6.3 million as a result of a decline in distributor purchases.

        Investing activities provided cash of $5.0 million in the three months ended December 31, 2008, which was primarily the result of the proceeds from the sale of the Colorado building for $6.0 million, net of commissions and transactions costs, partially offset by capital expenditures of approximately $0.9 million. Investing activities provided cash of $60.6 million in the three months ended December 31, 2007, which was primarily the result of the proceeds from the sale of Storage Products business to Maxim for $62.8 million in cash in the first quarter of 2008, partially offset by capital expenditures of approximately $1.0 million.

        We did not enter into any financing activities in the first quarter of 2009. In the first quarter of 2008, our financing activities used $31.3 million in cash, which was primarily a result of the repayment of our $59.5 million debt with TCP, offset by the proceeds received from Whitebox for $29.3 million. (See Debt Note in the accompanying financial statements).

        Income from operations in the first quarter of 2009 includes substantial expenses related to our restructuring and remediation efforts (See Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations). We anticipate these efforts to remain at this level through the second quarter of 2009 and decreasing during the third quarter of fiscal 2009 as we resolve certain legal issues, remediate control deficiencies, and transition accounting and reporting responsibilities to permanent staff. Through the third quarter of 2009, we expect these costs to continue to have an adverse effect on operating results and liquidity.

        On December 28, 2007, the Company entered into an arrangement to sell intellectual property to a third-party. The contract is a perpetual, non-exclusive, irrevocable license for specified intellectual property. Under the agreement, Vitesse received $15.0 million in the form of a license fee and royalties for certain licensed products and core technology. The license fee is paid over time, subject to certain milestones. We received $8.0 million in cash in fiscal 2008 and $4.0 million in the first quarter of 2009. The remaining amount was withheld for foreign taxes.

        On December 22, 2008, we closed the sale of the Colorado land and building to a third party. The gross sales price was $6.5 million and cash received after commissions and transaction costs was $6.0 million. The facility was previously used for the Storage Products business, which was discontinued and sold on October 29, 2007 and had remained unused since. As a result, the net book value of $3.2 million was reported as "Asset Held for Sale" on the September 30, 2008 balance sheet. We recognized a gain of approximately $2.9 million on this sale in the first quarter of fiscal 2009.

        Management believes we have sufficient resources to fund our normal operations through at least September 30, 2009. However, on October 1, 2009 the holders of our 2024 Debentures have the right to require us to repurchase the 2024 Debentures for 113.76% of the principal amount of the 2024 Debentures to be purchased. The premium in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures.

        The Company is seeking various alternatives to refinance the 2024 Debentures. However, we can make no assurance at this time that such financing will be completed as contemplated or under terms acceptable to the Company or its existing shareholders. Failure to renegotiate the terms or settle the 2024 Debentures or to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. Accordingly, there is a substantial doubt about our ability to continue as a going concern; no adjustments to the accompanying financial statements have been made to reflect this doubt. See "Risk Factors" below for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Long-Term Debt, Contingent Liabilities and Operating Leases

        The following table summarizes our significant contractual obligations as of December 31, 2008:

	Payment Obligation by Year (in thousands)
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt	$—	$—	$30,000	$—	$—	$—	$30,000
Convertible subordinated debt	96,700	—	—	—	—	—	96,700
Operating leases	2,756	2,676	2,540	2,501	1,296	987	12,756
Inventory and related purchase obligations	6,545	—	—	—		—	6,545
Software licenses	6,951	5,173	42				12,166

Total	$112,952	$7,849	$32,582	$2,501	$1,296	$987	$158,167

        Currently, $96.7 million of the 2024 Debentures are outstanding. Additionally, we have $30.0 million in long-term debt with Whitebox. Payments to Whitebox are interest only until the maturity date of October 29, 2011. (See Note 5—Debt). The 2024 Debentures are not included in the schedule of significant contractual obligations as of December 31, 2008.

        We lease facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of December 31, 2008, are included in the table above.

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

Subsequent Events

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

        On January 14, 2009, the Company issued 4,700,000 shares of its common stock with a fair market value of $4.2 million to the derivative plaintiffs' counsel, following approval of the attorneys' fee award by the Court on January 6, 2009.

        On January 16, 2009, RSU's vesting over one year plus one day were issued to eligible employees who participated in the Tender Offer to avert the severe and, in Vitesse's view unintended tax consequences to its option holders imposed by Section 409A of the Internal Revenue Code of 1986. The RSU's were offered to the eligible employees in consideration of their agreement to increase the exercise price of certain past stock option grants which had been discounted.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Cash Equivalents and Investments

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2008, the carrying value of our cash and cash equivalents approximated fair value because of the ready market for the cash instruments.

        Our investments have included available-for-sale securities in publicly-held companies. The value of our equity securities is based on quoted market prices. Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale of the investments to differ significantly from the current reported value.

Foreign Currency Exchange Risk

        We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States' dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United

States' dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. The Company funds operations in international jurisdictions. All disbursements from these locations are made in the local currency of the foreign country. Fluctuations in the value of the United States' dollar relative to the currencies of these other countries could make the cost of operations in these other countries more expensive and negatively impact the Company's cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of December 31, 2008, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective. The remedial measures undertaken by the Company to address the material weaknesses in Vitesse's internal control over financial reporting are discussed below.

        To address the material weaknesses in our internal control over financial reporting described below, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the unaudited consolidated financial statements included in this Quarterly Report. Notwithstanding the material weaknesses in our internal control over financial reporting as of December 31, 2008, described below, we believe that the unaudited consolidated financial statements contained in this Quarterly Report present our financial condition, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with generally accepted accounting principles in the United States of America ("GAAP").

        We have continued to work diligently to remedy our accounting issues and improve our internal controls and procedures for financial reporting, as well as to ensure that we have qualified personnel in place to address the stock option and accounting irregularities and remediate the internal controls over financial reporting (disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2008).

        Although the process of designing and implementing new procedures to minimize the control deficiencies are important to the Company, filing of the Forms 10-Q for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008 as well as its Form 10-K for the fiscal year ended September 30, 2008 resulted in a delay in management's ability to adequately design, implement and monitor new procedures to minimize or eliminate the control deficiencies that led to the issues outlined below. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that there are still material weaknesses in our internal control over financial reporting as of December 31, 2008. Management identified the following key weaknesses:

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

  2.
  We did not maintain sufficient policies and procedures over the administration of and accounting for stock options.

  3.
  Our information systems lack sufficient controls limiting access to key applications and data.

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

  1.
  Account reconciliations of balance sheet accounts were not always properly and timely performed, and the reconciliations and their supporting documentation were not consistently reviewed for completeness, accuracy, and timely resolution of reconciling items.

  2.
  We have not fully designed or implemented effective controls to ensure the completeness, accuracy, and timeliness of the financial and accounting process. Major weaknesses identified include controls over inventory, revenue recognition and the recording of payroll.

  3.
  The major weaknesses in inventory included a lack of accounting accuracy and valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

Changes in Our Internal Control Over Financial Reporting and Remediation of the Material Weaknesses

        It is important to note that based on the additional procedures performed as part of the Company's ongoing remediation of its financial controls, management has concluded that important improvements were made to the control environment. Key changes in current fiscal period include: (i) the development of additional financial policies and procedures that, when fully implemented, will enhance independent judgment and review, including, as appropriate, segregation of duties and increased employee responsibility and accountability for the completeness of the Company's disclosures; (ii) continued enhancements of processes and procedures to increase communications between the financial reporting, accounting functions and operational management; (iii) improved management reporting packages providing more timely information; and (iv) additional training of internal accounting staff focused on improved account reconciliations, detailed analysis and reporting requirements.

        Management is committed to remediating the material control weaknesses identified and implementing changes to the Company's internal control over financial reporting. In addition to the improvements made to the internal and financial controls since mid 2006, management along with our Board of Directors, has implemented, or is in the process of implementing the following changes to the Company's internal control over financial reporting for fiscal period 2009:

  •
  We continue to utilize a third-party administrator for our share-based compensation transactions. Additionally, the new procedures and approval policies recently implemented require additional and more systematic authorization to ensure that all stock option transactions adhere to the Company's approved plans and stated policies, and that all such transactions are reflected in the Company's stock administration systems and have appropriate supporting documentation.

  •
  We continued to work on our internal audit strategy. The strategy is to have an internal audit person who will report to the Audit Committee. Through this function we will implement enhancements to our independent monitoring of controls and expanded education, compliance training and review programs to strengthen employees' competency, independent judgment and intolerance for questionable practices, and emphasize the importance of improved communication among the Company's various internal departments and global operations—focused initially on the identified control weaknesses, but over time with a commitment to make efforts to continuously improve our broader control environment.

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

  •
  We continue to work with our third party vendor to monitor and reconcile inventory activity with our distributors significantly improving the resolution time on data discrepancies.

  •
  To systemically correct the material weaknesses and report to the Audit Committee, the compliance council chaired by the Corporate Controller is working on the development of an action plan to prioritize and address the key weaknesses identified. The compliance council is staffed with a cross section of the executive staff with a charter to continuously improve the policies and procedures, which systemically will eliminate material weaknesses.

  •
  In order to improve and correct the timeliness and accuracy of balance sheet account reconciliations, investments have been made in accounting information system software and additional staffing and training of permanent staff.

  •
  We continue to make progress in operations ownership of inventory control with timely transaction processing, detail review of inventory stages and reserve levels. Attention to the acute need for timely processing of transactions has closed the gaps between material movement and accounting accuracy.

  •
  Additional training for payroll personnel has been performed and a new payroll system has been implemented which will address integration of the human resources data with the payroll system to ensure consistent and accurate payroll accounting.

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
  Risks Relating to Our Business; and

  •
  Risks Relating to our Current and Prior Financial Statements and Related Matters.

Risks Relating to Our Liquidity; Financing Arrangements and Capital Commitments

We have not been able to renegotiate the terms of our 1.5% Convertible Subordinated Debentures Due 2024 (the "2024 Debentures") or raise the capital necessary to repurchase some or all of the 2024 Debentures, consequently the audit opinion we have received with respect to our financial statements for the fiscal year ended September 30, 2008, included an uncertainty regarding our ability to continue as a going concern and may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

        The holders of our 2024 Debentures have the right, as of October 1, 2009, to require us to repurchase some or all of the 2024 Debentures at a price equal to 113.76% of the principal amount of the 2024 Debentures. If all of the holders of the 2024 Debentures exercise their repurchase rights, the total repurchase price would be $110.0 million. We are working to either renegotiate the terms of, or refinance some or all of, the 2024 Debentures. However, to date, we have not been able to renegotiate those terms or to raise the capital necessary to repurchase or refinance some or all of the 2024 Debentures. If the holders of a significant portion 2024 Debentures exercise their 2009 repurchase right and we do have insufficient cash to repurchase all of the 2024 Debentures tendered for repurchase, our failure to repurchase such 2024 Debentures would result in an event of default under the 2024 Debentures and cause an event of default under our $30 million secured debt agreement, which in turn would likely result in an acceleration of that debt as well. A failure to renegotiate or settle the 2024 Debentures or generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. Consequently, the audit opinion issued by our independent registered public accounting firm with respect to our audited financial statements for the fiscal year ended September 30, 2008 contains an uncertainty regarding our ability to continue as a going concern.

        Such a "going concern" uncertainty indicates that there is substantial doubt as to our ability to continue as a going concern due to the risk that we may not have had sufficient cash and liquid assets at December 31, 2008, to cover our operating capital requirements for the next twelve-month period and the October 1, 2009 repurchase of the 2024 Debentures. If sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations. A going concern uncertainty may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

We have received an audit opinion expressing an uncertainty about our ability to continue as a going concern.

        The audit report issued by our independent registered public accounting firm on our audited financial statements for the fiscal year ended September 30, 2008 contains an uncertainty regarding our ability to continue as a going concern. This concern is largely due to the right of the holders of the 2024 Debentures, exercisable on October 1, 2009, to require us to repurchase some or all of the 2024 Debentures at a price equal to 113.76% of the principal amount of the 2024 Debentures.

        This uncertainty indicates there is substantial doubt as to our ability to continue as a going concern due to the risk that we may not have had sufficient cash and liquid assets at September 30, 2008 to cover our operating capital requirements for the next twelve-month period, including the potential requirement to repurchase some or all of the 2024 Debentures, and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations. A going concern uncertainty may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

        On October 1, 2009, the holders of our 2024 Debentures have the right to require us to repurchase some or all of the 2024 Debentures at a price equal to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million aggregate principal amount of the 2024 Debentures is outstanding. We cannot assure that we will have sufficient financial resources or will be able to arrange financing to pay the repurchase price of any 2024 Debentures tendered for repurchase.

        Our ability to repurchase the 2024 Debentures in such event may be limited by law, by the indenture associated with the 2024 Debentures, by the terms of other agreements relating to our senior debt, and by such indebtedness and agreements as may be entered into, replaced, supplemented, or amended from time-to-time. We may be required to refinance our debt in order to make such payments. We may not have the financial ability to repurchase the 2024 Debentures if payment of our debt is accelerated. If we fail to repurchase the 2024 Debentures as required by the indenture, it would constitute an event of default that, in turn, may also constitute an event of default under our other debt obligations.

We have experienced continuing losses from operations and we anticipate future losses from operations.

        Following a substantial downturn that started in late 2000 and continued for many years, market conditions for our products began to improve modestly in 2005 and generally continued to improve through 2008. During this time, our overall revenues have increased, but tend to be volatile during certain periods. During these periods, our revenues have not been sufficient to cover our operating expenses. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future; we anticipate future losses from operations. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the semiconductor industry. As a result, the market price of our common stock may decline.

        We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and in our results of operations. Any downturns in the semiconductor industry may be severe and prolonged and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.

        Additionally, recently general worldwide economic conditions have experienced a significant downturn due to slower economic activity, an increase in bankruptcy filings, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any slowdown or subsequent recovery in the worldwide economy, the semiconductor industry or the wired and wireless communications markets. If the economy or markets in which we operate do not return to historical levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a negative impact on the results of our operations.

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

        Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 49% and 48% of our net revenue in fiscal 2008 and 2007, respectively, and 50% for the quarter ended December 31, 2009. Development and customer support operations located outside the U.S. have historically accounted for a significant percentage of our operating expenses and we anticipate that such operations will continue to be a significant percentage of our expenses. International sales and operations involve a variety of risks and uncertainties, including risks related to:

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

We are dependent on a small number of customers in a few industries for a significant amount of net revenues. A decrease in sales to or the loss of, one or more significant customers could adversely impact our revenues and results of operations.

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

        In addition to third-party wafer foundries, we also depend on third-party subcontractors in Asia and the United States for the assembly, and in some cases, wafer probe and package testing of our products. As with our wafer foundries, any difficulty in obtaining parts or services from these subcontractors could affect our ability to meet scheduled product deliveries to customers, which, could in turn, have a materially adverse effect on our customer relationships, revenues, and cash flows. These third-party subcontractors purchase materials used in the assembly process based on our forecast. In the event we fail to meet our obligations by placing purchase orders that are inconsistent with our forecast, we may be required to pay compensation for material forecasted, but not ordered. This may have an adverse effect on revenues, operating results, and cash flows.

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

        The fabrication of ICs is a highly-complex and technically-demanding process. Defects in designs, problems associated with transitions to newer manufacturing processes, and the inadvertent use of defective or contaminated materials can result in unacceptable manufacturing yields and performance. These problems are frequently difficult to detect in the early stages of the production process and can be time consuming and expensive to correct once detected. Even though we procure substantially all of our wafers from third-party foundries, we may be responsible for low yields when these wafers are tested against our quality control standards.

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

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to and distribution of our proprietary information. As of December 31, 2008, we had 93 U.S. patents and 14 foreign patents for various aspects of design and process innovations and have a number of pending U.S. and foreign patent applications.

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

        A failure by us to meaningfully protect our intellectual property could have a materially adverse effect on our business, financial condition, operating results, and ability to compete, including maintaining our competitive position in the market. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in certain countries. We have begun to find opportunities to license our intellectual property. While this may provide a substantial business opportunity for us, it may also increase the potential for others to misappropriate or infringe upon our intellectual property.

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

        Commencing in mid-2006, in order to rectify these weaknesses the Company began: (i) hiring more experienced and senior finance and legal personnel; (ii) developing additional financial policies and procedures; (iii) establishing processes and procedures to increase communications between the financial reporting, accounting functions and senior management; and (iv) instituting a formal Code of Business Conduct and Ethics and whistle-blower policy.

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

We are not eligible to use the "short form" registration statement on Form S-3, which could increase the cost of raising capital through the issuance and sale of our equity or debt.

        We have not been both current and timely, for a period of 12 months, with respect to our Exchange Act reporting obligations. Until such time, we are ineligible to use the "short form" registration statement on Form S-3. Our inability to use Form S-3 could increase the cost of raising capital through the issuance and sale of our equity or debt and the terms of any offering transaction may not be as favorable as they would have been if were eligible to use Form S-3.

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

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE BY SHAREHOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

EXHIBITS

2.1		Purchase and Sale Letter Agreement, dated October 29, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 29, 2007).
3.1		Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed May 5, 2000).
3.2		Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company's current report on Form 8-K filed on December 2, 2004).
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
4.3		Warrant Registration Rights Agreement, dated January 25, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 31, 2007).
4.4
Indenture between Vitesse Semiconductor Corporation and U.S. Bank National Association, as Trustee (including form of 1.50% Convertible Subordinated Debentures due 2024), dated as of September 22, 2004. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 23, 2004).
4.5
First Supplemental Indenture, dated November 3, 2006 between the Company and U.S. Bank National Assoc. as Trustee. (Incorporated by reference to Exhibit 99 to the Company's Form 8-K filed November 9, 2006).
4.6
Second Supplemental Indenture, dated September 24, 2007 between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 27, 2007).
4.7		Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan as of September 15, 2008. (Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 filed December 31, 2008).
4.8
Vitesse Semiconductor Corporation Fiscal Year 2008 Executive Bonus Plan, dated as of January 24, 2008 (Incorporated by reference to Exhibit 4.3 to the Company's form 10-K/A filed January 28, 2009) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
4.9	*	Vitesse Semiconductor Corporation Fiscal Year 2009 Executive Bonus Plan, dated as of January 16, 2009 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.1		Letter Agreement between the Company and Michael Green dated January 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 31, 2007).
10.2		Amended and Restated Employment Agreement between the Company and Richard Yonker dated June 26, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 29, 2007).

10.3		Amended and Restated Employment Agreement between the Company and Christopher Gardner dated July 27, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 2, 2007).
10.4		Letter Agreement, dated October 26, 2007 between the Company and Dr. Martin C. Nuss (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 20, 2007).
10.5		Loan Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 29, 2007).
10.6
Senior Unsecured Convertible Note Purchase Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed August 29, 2007).
10.7		Term Note, dated October 29, 2007 between the Company and Whitebox VSC, Ltd. for $30 million. (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed October 31, 2007).
10.8		Form of Indemnity Agreement between the directors and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 22, 2007).
10.9
Intellectual Property, Assignment and License Agreement, dated October 29, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 31, 2007).
31.1	*	Rule13a-14(a) / 302 SOX Certification of Chief Executive Officer.
31.2	*	Rule13a-14(a) / 302 SOX Certification of Chief Financial Officer.
32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2009	VITESSE SEMICONDUCTOR CORPORATION
	By:	/s/ CHRISTOPHER R. GARDNER Christopher R. Gardner Chief Executive Officer
February 17, 2009	VITESSE SEMICONDUCTOR CORPORATION
	By:	/s/ RICHARD C. YONKER Richard C. Yonker Chief Financial Officer (Principal Financial and Accounting Officer)