Form 10-Q
period 2009-03-31
VITESSE SEMICONDUCTOR CORP
filed 2009-05-11
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 4, 2009 there were 230,905,580 shares of the registrant's $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$39,382	$36,722
Accounts receivable, net	6,424	6,307
Inventory	28,178	37,466
Assets held for sale	—	3,164
Restricted cash	391	592
Prepaid expenses and other current assets	3,926	4,011

Total current assets	78,301	88,262
Property, plant and equipment, net	7,744	8,084
Goodwill	—	191,418
Other intangible assets, net	2,194	913
Other assets	3,539	3,600

	$91,778	$292,277

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$11,423	$16,101
Accrued expenses and other current liabilities	12,543	20,242
Deferred revenue	5,739	2,721
Convertible subordinated debt	96,700	—

Total current liabilities	126,405	39,064
Other long-term liabilities:	1,602	1,564
Long-term debt, net of discount of $484 and $577 at March 31, 2009 and September 30, 2008, respectively	29,516	29,423
Convertible subordinated debt	—	96,700

Total liabilities	157,523	166,751

Minority interest	166	165
Commitments and contingencies
Shareholders' (deficit) equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 230,905,580 shares outstanding at March 31, 2009 and 226,205,580 September 30, 2008	2,314	2,267
Additional paid-in-capital	1,753,048	1,747,324
Accumulated deficit	(1,821,273)	(1,624,230)

Total shareholders' (deficit) equity	(65,911)	125,361

	$91,778	$292,277

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in thousands, except per share data)		(in thousands, except per share data)
Product revenues	$34,577	$55,593	$79,387	$108,135
Licensing revenues	—	—	5,000	—

Net revenues	34,577	55,593	84,387	108,135
Costs and expenses:
Cost of revenues	18,228	25,514	40,675	52,012
Engineering, research and development	10,939	12,453	22,520	25,126
Selling, general and administrative (including gain on sale of fixed assets of $3.2 million for the three and six months ended March 31, 2008 and a gain on the sale of building of $2.9 million for the six months ended March 31, 2009)	9,930	9,296	20,349	23,188
Accounting remediation & reconstruction expense & litigation costs	1,515	3,585	3,464	6,746
Goodwill impairment	—	—	191,418	—
Amortization of intangible assets	386	629	705	1,894

Costs and expenses	40,998	51,477	279,131	108,966

(Loss) income from operations	(6,421)	4,116	(194,744)	(831)
Other (expense) income:
Interest expense, net	(1,170)	(947)	(2,300)	(1,594)
Other (expense) income, net	(48)	(226)	96	723

Other expense, net	(1,218)	(1,173)	(2,204)	(871)
Income tax expense (benefit)	(554)	577	96	(549)
Minority interests in earnings of consolidated subsidiary	—	—	(1)	—

(Loss) income from continuing operations before discontinued operations	(7,085)	2,366	(197,043)	(1,153)
Discontinued operations
Income from discontinued operations, net of tax of $901 and $997 and gain on sale of $21,500 for the three and six months ended March 31, 2008, respectively	—	1,420	—	6,398

Net (loss) income	$(7,085)	$3,786	$(197,043)	$5,245

Basic and diluted (loss) income per share:
Continuing operations	$(0.03)	$0.01	$(0.86)	$(0.01)
Discontinued operations	—	0.01	—	0.03

Net (loss) income per share	$(0.03)	$0.02	$(0.86)	$0.02

Weighted average shares outstanding:
Basic and diluted	230,227	223,556	228,194	223,556

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(197,043)	$5,245
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,204	3,263
Share-based compensation	1,583	2,247
Impairment of goodwill	191,418	—
Allowance for sales return reserve	(36)	(60)
Amortization of debt issuance costs and debt discounts	377	376
Gain on sale of Storage Products business	—	(21,509)
Loss (gain) on disposal of fixed assets	7	(3,182)
Gain on sale of Colorado building	(2,924)	—
Forgiveness of interest	—	(497)
Change in operating assets and liabilities:
Accounts receivable	(81)	1,001
Inventory	9,288	(11,387)
Restricted cash	201	1,558
Prepaids and other current assets	(155)	3,032
Accounts payable	(4,678)	3,206
Accrued expenses and other liabilities	(3,338)	(6,746)
Deferred revenue	3,018	2,885

Net cash used in operating activities	(159)	(20,568)

Cash flows from investing activities:
Proceeds from sale of investments	—	392
Restricted cash	17	(6)
Proceeds from sale of Colorado building	6,500	—
Transaction costs for sale of Colorado building	(547)	—
Disposal of fixed assets	—	3,207
Sale of Storage Products business	—	62,845
Transaction costs for sale of Storage Products business	—	(1,636)
Capital expenditures	(1,170)	(2,936)
Distribution to minority partners for sale of investments	1	—
Purchase of intangibles	(1,982)	—

Net cash provided by investing activities	2,819	61,866

Cash flows from financing activities:
Repayment of debt	—	(59,471)
Proceeds from debt	—	29,250
Debt issuance costs	—	(1,046)

Net cash used in financing activities	—	(31,267)

Net increase in cash	2,660	10,031
Cash and cash equivalents at beginning of period	36,722	25,976

Cash and cash equivalents at end of period	$39,382	$36,007

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

        Our customers include leading communications and enterprise original equipment manufacturers ("OEMs") such as Alcatel Lucent, Ciena Corporation, Cisco Systems, Inc., IBM, Telefonaktiebolaget LM Ericsson, Fujitsu Limited, Hewlett-Packard Co., Hitachi, Ltd., Huawei Technologies Co., Ltd., H3C Technologies Co., Limited, Nortel Networks Corp., Nokia Siemens Networks B.V., Tellabs, Inc., and ZTE Corporation.

        We have a worldwide presence. As of March 31, 2009, we operated four domestic design centers in the U.S., in California, Oregon, Massachusetts, and Texas, and four international design centers in Taiwan, Denmark, Germany, and India.

        Vitesse was incorporated in the State of Delaware in 1987. Our principal offices are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our stock trades on the Pink Sheets under the ticker symbol VTSS.PK.

Fiscal Periods

        The Company's fiscal year is October 1 through September 30. References made to the second quarters of fiscal 2009 and fiscal 2008 relate to the quarters ended March 31, 2009 and 2008, respectively.

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

        The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at March 31, 2009 and September 30, 2008, and the consolidated results of our operations for the three and six months ended March 31, 2009 and 2008 and our consolidated cash flows for the six months ended March 31, 2009 and 2008. The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

        The Company has incurred net losses historically and has used cash in operating activities, and has an accumulated deficit of $1.8 billion as of March 31, 2009. The Company also has significant

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

contractual obligations related to its debt for the fiscal year 2009 and beyond. Management believes we have sufficient resources to fund our normal operations over the six months, through at least September 30, 2009. However, holders of our 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures") have the right to require us to repurchase the 2024 Debentures on October 1, 2009 for 113.76% of the principal amount of the 2024 Debentures to be purchased. This 2009 repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. We currently do not have the resources to repay the principal amount and related premium if the 2024 Debentures were put to the Company for repayment on October 1, 2009.

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

March 31, 2009

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

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, short-term and long-term investments and accounts receivable. Cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks have exceeded the amount of insurance provided on such deposits. The Company maintains its cash in commercial accounts with high-credit quality financial institutions. Although the financial institutions are considered creditworthy, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (the "FDIC") limit of $250,000. At March 31, 2009, the Company's cash balance exceeded the deposit insurance limits provided by the FDIC by $39,960,845. Cash balances held in foreign bank accounts are not insured by the FDIC, and at March 31, 2009 these balances totaled $180,558. At March 31, 2009, the Company's foreign subsidiaries reflected $1,156,928, of cash on their financial statements, which is not insured by the FDIC.

        The Company believes that the credit risk in its accounts receivable is mitigated by the Company's credit evaluation process and maintaining an allowance for anticipated losses. For the quarter ended March 31, 2009, one customer accounted for more than 10% of our net revenues. Total sales to this customer were 14.2% and 10.1% for the three months ended March 31, 2009 and March 31, 2008, respectively. For the six months ended March 31, 2009 and March 31, 2008, sales to this customer were 7.2% and 11.6%, respectively.

        The Company currently purchases wafers from a limited number of vendors. Additionally, since we do not maintain manufacturing facilities, we depend upon close relationships with contract manufacturers to assemble our products. We believe there are available to the Company other vendors who can provide the same quality wafers at competitive prices and other contract manufacturers that can provide comparable services at competitive prices. We anticipate the continued use of a limited number of vendors and contract manufacturers in the near future.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the quarters ended March 31, 2009 and 2008 were $27,000 and $79,000, respectively.

Contingencies

        We assess our exposure to loss contingencies, including environmental, legal, and income tax matters, and provide an accrual for an exposure if it is judged to be probable and reasonably estimable.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

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

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all products sold through distributors, utilizing information provided by the distributors. These distributors maintained inventory balances of $5.9 million and $9.6 million as of March 31, 2009 and September 30, 2008, respectively, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers and inventory obsolescence. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers, and the payments received from distributors for inventory shipped to them, in advance of the sale of that inventory to an end-user is therefore shown as deferred revenue. Vitesse personnel are often involved in the sales from the distributors to end customers.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. Sales returns typically occur for quality related issues and allowances are based on specific criteria such as rebate agreements. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns or allowances differ from our estimates, our operations may be affected. As of March 31, 2009 and September 30, 2008, our sales return reserve was $18,000 and $54,000, respectively.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

        At March 31, 2009, approximately 4.9% of our inventory is consigned and located with a single customer. Consistent with our revenue recognition policy, we recognize revenue when the customer pulls the inventory for use, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        On December 28, 2007, the Company entered into an arrangement to license intellectual property to a third-party. The contract is a perpetual, nonexclusive, non-transferable, irrevocable license for specified intellectual property. As part of the contract, we were granted a perpetual, nonexclusive, non-transferable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse received $15.0 million in license fees and royalties for the rights to certain products and technology. Of the fees and royalty payments, $10.0 million in fees was received upon delivery and acceptance of the licensed technology. The remaining $5.0 million of fees was received upon the one-year anniversary of the agreement. For a period of seven years from the effective date of the contract, licensee will pay royalties on a per unit basis, on each commercial sale incorporating the licensed products. Royalties will be accounted for when received. No royalties were received or recognized for the six months ended March 31, 2009.

        In accordance with SAB 104 in the licensing of technology and other intangibles, delivery does not occur for revenue recognition purposes until the license term begins. Revenues should be recognized in a manner consistent with the nature of the transaction and related earnings process. Based on management's analysis of the license terms, and pursuant to the guidance in SAB 104, revenue related to the licensing of the intellectual property was deferred until final acceptance of the contracted deliverables was received from the licensee. We recognized $10.0 million in revenue in September 2008 upon confirmation of the deliverables and $5.0 million in revenue in December 2008 upon the one-year anniversary of the agreement. In addition to the license fees discussed above, we expect to develop a royalty stream as a result of this contract.

Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts

        We record reductions to revenue for estimated product returns and pricing adjustments, such as rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We currently do not have any existing or on-going rebate programs or policies. We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable on a monthly basis using a combination of factors, including whether any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of March 31, 2009 and September 30, 2008, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Due to their liquidity and their remaining time to maturity, the fair value of these investments approximates their carrying value.

Investments

        We have an investment in the equity securities of a privately-held company where the quoted market price is not readily available. We use the cost method, combined with other intrinsic information, to assess the fair value of the investment. If the carrying value is below the fair value of an investment at the end of any period, the investment is considered for impairment. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our investment in the equity securities of a privately-held company was $248,000 as of March 31, 2009 and September 30, 2008.

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

        Additionally, our financial instruments include our 2024 Debentures and a $30 million senior note with Whitebox VSC, LTD. ("Whitebox") (see Note 5—Debt). We have estimated the fair value of the 2024 Debentures using a convertible bond valuation model within a lattice framework. The valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and recent price quotes and trading information regarding shares of our common stock into which the debentures are convertible. The estimated fair value of the 2024 Debentures was $41.1 million and $36.5 million, as of March 31, 2009 and September 30, 2008, respectively.

        Additionally, we have identified a derivative embedded in the 2024 Debentures that is bifurcated and accounted for at fair value. We refer to this embedded derivative as the Premium Put (see Note-5 Debt for further discussion of the accounting and the basis for valuation). The fair value of the Premium Put was determined to be zero as of March 31, 2009 and September 30, 2008.

        The senior note with Whitebox is stated at carrying value, net of unamortized debt discount, which is a reasonable estimate of fair value.

Inventory

        Inventory is stated at the lower of cost or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred, until the product is proven through testing and acceptance by the customer. At each balance

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventory is shown net of reserves of $28.2 million and $37.5 million at March 31, 2009 and September 30, 2008, respectively.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' remaining estimated useful lives, ranging from three to five years, except for leasehold improvements, which are stated at cost and amortized over the shorter of the term of the related lease or their estimated useful lives. Depreciation and amortization costs from continuing operations were $0.7 million for both quarters ended March 31, 2009 and 2008, and $1.4 million and $1.3 million for the six months ended March 31, 2009 and 2008, respectively.

Goodwill and Other Intangible Assets

        Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We performed a two-step process at December 31, 2008 to determine: (i) whether the fair value of the Company exceeds the carrying value; and (ii) to measure the amount of an impairment loss. In the first step, we identified changes in key factors indicating an impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our asset and equity valuations, which are a component of our goodwill impairment tests. Upon completion of the first step of the impairment test for the quarter ended December 31, 2008, we determined that additional impairment analysis was required by SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the Company. The calculated fair value was then allocated to individual assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets and liabilities of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge to fully write off our goodwill balance of $191.4 million in the quarter ended December 31, 2008.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

        Intangible assets, other than goodwill, are amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to ten years.

Income Taxes

        We account for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. The Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), and an interpretation of SFAS 109, on October 1, 2007 and assessed the impact of FIN 48 on its financial statements and determined that no adjustment to retained earnings was necessary.

Research and Development Costs

        Research and development costs are expensed when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

Computation of Net (Loss) Income per Share

        In accordance with SFAS 128, "Earnings per Share" ("SFAS 128"), basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.

        For periods in which we report income from operations, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, warrants, and convertible debentures. Unexercised stock options, restricted stock units and warrants are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive. The dilutive effect of the convertible debentures is determined using the if-converted method. For the quarter ended March 31, 2008, the potential common shares excluded from the diluted earnings per share computation were determined to be anti-dilutive in accordance with SFAS 128. Under the treasury method, due to the decreasing fair market value of the Company's common stock, none of its stock options, restricted stock units or warrants was considered to be dilutive for the quarter ended March 31, 2008. Using the if-converted method, the Company determined that there was also no dilutive effect of its convertible debentures for that period.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

        For periods in which the Company reports a loss from operations, diluted loss per share is calculated using only the weighted average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset, or fair market value. Assets held for sale are recorded at the lesser of fair value less costs to sell or carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we verified our long-lived assets were not impaired as of the time of the goodwill impairment. There were no impairment charges in the three and six months ended March 31, 2009 and 2008.

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

Share-Based Compensation

        The Company has in effect several stock plans under which incentive and non-qualified stock options have been granted to employees, contractors, and directors. These plans include the 2001 Stock Incentive Plan, the 1991 Stock Option Plan, the 1991 Directors' Stock Option Plan, and the 1999 International Stock Option Plan. SFAS 123R "Share-Based Payments," ("SFAS 123R"), requires all share-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than operating cash flow, as required under previous literature.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not anticipate that the adoption of SFAS 160 will have a material impact on our financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" ("SFAS 161"). This Statement requires enhanced disclosures about an entity's derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 in the second quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact our consolidated financial position, results of operations or cash flows.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

adoption of APB 14-1 to have an effect on our financial statements as our $96.7 million 2024 Debentures includes an embedded conversion option that is separately accounted for as a derivative under alternate accounting literature.

        In June 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and the instrument's settlement provisions. EITF 07-5 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We will adopt EITF 07-5 on October 1, 2009, and currently cannot determine if the adoption will be material to our consolidated financial condition and results of operations.

Note 2. Supplemental Financial Information

Inventory

        The following table presents the details of the Company's inventory:

	March 31, 2009	September 30, 2008
	(in thousands)
Inventory:
Raw materials	$2,051	$3,067
Work-in-process	10,559	13,926
Finished goods	15,568	20,473

Total	$28,178	$37,466

Property, Plant and Equipment

        The following table presents the details of the Company's property, plant and equipment:

	March 31, 2009	September 30, 2008
	(in thousands)
Property, Plant and Equipment:
Machinery and equipment	$90,735	$90,493
Furniture and fixtures	699	678
Computer equipment	9,705	8,942
Leasehold improvements	5,649	5,692
Construction in progress	86	1,027

	106,874	106,832
Less: Accumulated depreciation and amortization	(99,130)	(98,748)

Total	$7,744	$8,084

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 2. Supplemental Financial Information (Continued)

Accrued Expenses and Other Current Liabilities

        The following table presents the details of the Company's accrued expenses and other current liabilities:

	March 31, 2009	September 30, 2008
	(in thousands)
Accrued Expenses and Other Current Liabilities:
Accrued legal fees and settlements	$140	$4,588
Accrued wages, commissions and benefits	4,991	6,203
Accrued vacation	2,606	2,720
Accrued software license agreements	2,206	326
Accrued income taxes	477	2,598
Accrued expenses	214	1,675
Accrued commissions	121	89
Miscellaneous taxes	118	353
Interest payable	1,256	1,270
Customer prepayments and deposits	143	143
Other	271	277

Total	$12,543	$20,242

Net Revenues by Product Markets

        The following table presents net revenues by product markets:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)
Carrier Networking Products	$16,040	$24,286	$34,893	$45,455
Enterprise Networking Products	13,081	18,060	29,027	36,860
Non-Core Products	5,456	13,247	15,467	25,820

Total Product Net Revenues	$34,577	$55,593	$79,387	$108,135

Revenues by Licensing

        The following table presents revenues by licensing:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)
Licensing Revenues	$—	$—	$5,000	$—

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 2. Supplemental Financial Information (Continued)

Net Revenues by Geographic Area

        The following table presents net revenues by geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)
North America(1)	$14,102	$26,174	$38,924	$53,416
Asia Pacific	16,190	23,275	36,055	42,407
Europe	4,285	6,144	9,408	12,312

Total Net Revenues	$34,577	$55,593	$84,387	$108,135

(1)
North America includes USA, Canada and Mexico

        The Company believes a substantial portion of the product sold to original equipment manufacturers ("OEMs") and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in North America and Europe.

Computation of Net (Loss) Income per Share

        The following table presents the computation of loss and income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in thousands, except per share data)		(in thousands, except per share data)
(Loss) income from continuing operations	$(7,085)	$2,366	$(197,043)	$(1,153)
Income from discontinued operations	—	1,420	—	6,398

Net (loss) income	$(7,085)	$3,786	$(197,043)	$5,245

Weighted average number of shares—basic and diluted	230,227	223,556	228,194	223,556
(Loss) income per share—basic and diluted
Continuing operations	$(0.03)	$0.01	$(0.86)	$(0.01)
Discontinued operations	—	0.01	—	0.03

Net (loss) income	$(0.03)	$0.02	$(0.86)	$0.02

        For the three months ended March 31, 2008, the Company used the treasury stock method to determine the dilutive effect of outstanding stock options, restricted stock units and warrants. Due to the decreasing fair market value of the Company's common stock, none of its stock options, restricted stock units or warrants was considered to be dilutive for that period. Using the if-converted method, the Company determined that there was also no dilutive effect of its convertible debentures.

        For the three and six months ended March 31, 2009 and the six months ended March 31, 2008, the Company reported a loss from operations. For periods in which the Company reports a loss from operations, diluted loss per share is calculated using only the weighted average number of shares

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 2. Supplemental Financial Information (Continued)

outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

        The income and loss per share calculations do not include the effect of the following weighted average potential common shares:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Outstanding stock options	21,982	19,833	21,655	18,623
Outstanding restricted stock units	3,429	—	2,890	—
Outstanding warrants	150	150	150	150
Convertible debentures	37,981	37,981	37,981	37,981

Total potential common shares excluded from calculation	63,542	57,964	62,676	56,754

Note 3. Goodwill

        We account for goodwill and other intangible assets in accordance with SFAS 142. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or, more frequently, if we believe indicators of impairment exist. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy, and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill to its carrying value. For other intangible assets and long-lived assets, in accordance with SFAS 144 we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on an analysis of: (i) the Company's market capitalization; (ii) comparable public company valuations (a market approach); and (iii) the future cash flows expected to be generated by the Company (an income approach). Fair value of other intangible assets is determined by discounted future cash flows, appraisals or other methods. Fair value of long-lived assets is determined based on market value. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the fair value attributable to the asset is less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we amortize over the remaining estimated useful life of the asset.

        Carrying value of goodwill as of March 31, 2009 and September 30, 2008 was $0 and $191.4 million, respectively. No activity or adjustments to goodwill except for the impairment charge for the quarter ended December 31, 2008 occurred for the periods ended March 31, 2009 and September 30, 2008.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 3. Goodwill (Continued)

Other Intangible Assets

        Other intangible assets consist primarily of existing technologies, customer relationships, and covenants "not-to-compete" acquired in past business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The carrying value of intangible assets at March 31, 2009 and September 30, 2008 was $2.2 million and $0.9 million, respectively.

Note 4. Discontinued Operations and Assets Held for Sale

        On October 29, 2007, the Company completed its sale of a portion of the Storage Products business to Maxim Integrated Products, Inc. ("Maxim") for $62.8 million, with a gain on the sale of approximately $21.5 million, plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement. Maxim acquired the Company's SAS, SATA expander product markets, enclosure and baseboard management devices, and certain other assets of the Storage Product business. Assets sold include inventory, property and equipment, goodwill and intangible assets of $35.5 million. As part of the sale, Maxim assumed a liability for employees' accrued vacation of $300,000. Debt issuance costs related to the Tennenbaum Capital Partners ("TCP") debt of $3.5 million were included in the calculation of the gain on the sale pursuant to the accounting guidance in EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF 87-24") which requires any costs related to financing that must be paid off with the proceeds of the sale of specific assets to be included in the determination of the gain or loss on sale. The gain was reduced by costs of completing the sale in the amount of $1.6 million.

        In accordance with EITF 87-24 we have allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of the Storage Product business. Pursuant to an amendment to the debt agreement with TCP we were required to pay the debt to TCP from the Storage Products division sale proceeds. Accordingly, for the six months ended March 31, 2008, interest expense of approximately $16.9 million was included in discontinued operations. The interest expense included a "make-whole" payment of $16.4 million and interest expense and amortization of deferred financing fees of $0.5 million.

        We recorded amounts in discontinued operations in accordance with SFAS 144. Accordingly, we reported the results of operations of the Storage Products business in discontinued operations within the Company's statement of operations for the six months ended March 31, 2008. The sale of the Storage Products division closed on October 29, 2007.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 5. Debt

        During 2004, the Company issued $96.7 million in aggregate principal amount of its 2024 Debentures to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933 (the "Securities Act"). The 2024 Debentures are unsecured obligations and are subordinated in right of payment to all of the Company's existing and future senior indebtedness. Interest is payable in arrears semiannually on October 1 and April 1 of each year, beginning April 1, 2005. On August 15, 2006, the Company received notification from the Trustee under the Indenture, dated as of September 22, 2004, relating to the Company's 2024 Debentures. The Trustee alleged compliance deficiencies under the Indenture relating to the Company's failure to file with the Securities and Exchange Commission the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Although the Company did not believe there were compliance deficiencies under the Indenture, and that an Event of Default did not occur, the Company negotiated with the holders of a majority of the 2024 Debentures to reach a resolution to the dispute. On September 24, 2007, the Company entered into a Second Supplemental Indenture amending Section 1.1 of the Indenture related to the "Interest Rate"; Section 4.1(d) of the Indenture related to "Default" or "Event of Default"; and Section 4.2 of the Indenture related to "Acceleration of Maturity." As part of the amendment, the Company agreed to increase the interest payable for the period starting April 1, 2007, through, but not including October 1, 2007, by $20 per $1,000 principal amount of the 2024 Debentures. On October 1, 2007, the Company included an additional $1.9 million payment with the semiannual payment of interest due.

        On October 23, 2006, the Company solicited consents from the holders of the 2024 Debentures that, if received, would provide: (i) the holders of the 2024 Debentures and the Trustee under the Indenture would agree that, for 18 months after the date the proposed amendments are effective, the Trustee would forbear from taking any action to exercise any rights or remedies that relate to the filing of reports required under the Exchange Act; (ii) the Company would agree not to repay the 2024 Debentures pursuant to the purported acceleration request sent by the Trustee to the Company during the last six months of the forbearance period; (iii) the indenture for the 2024 Debentures would be amended so that the conversion price of the 2024 Debentures would be decreased permanently from $3.92 per share of common stock to $2.546 per share of common stock, subject to further adjustment as set forth in the indenture; and (iv) the repurchase price with respect to the October 1, 2009, repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased, plus accrued and unpaid interest (the October 1, 2014 and October 1, 2019 repurchase rights would not be changed). The consents were received and the amendments became effective November 3, 2006.

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. Our 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures") includes a repurchase right for 113.76% of the principal amount of the 2024 Debentures on October 1, 2009 (the "premium put") that we have identified as an embedded derivative requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the premium put meet the criteria for separate accounting as set forth in SFAS 133. We estimate the approximate fair value of the premium put as the difference between the estimated value of the 2024 Debentures with and without the premium put feature. The fair value of the 2024 Debentures, both with and without the embedded premium put feature, was estimated using a convertible bond valuation model within a lattice framework. The valuation model combined expected

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 5. Debt (Continued)

cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and recent price quotes and trading information regarding shares of our common stock into which the 2024 Debentures are convertible. Based on our analysis, we determined that the fair value of the premium put is most sensitive to the estimated amount of funds available for settlement of the liability on October 1, 2009. Should the premium put have value in the future, any gain or loss on the fair value of the premium put will be reflected in current earnings. The result of our valuation analysis was that premium put was estimated to have no fair value as of March 31, 2009 and 2008.

        The modification of the conversion feature discussed above resulted in an increase in the initial conversion rate to approximately 392.773 shares of common stock per $1,000 principal amount of the 2024 Debentures from approximately 255.102 shares of common stock per $1,000 principal amount of the debentures. Upon conversion, the Company will have the option to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company may redeem the 2024 Debentures after October 1, 2007 if its stock price is at least 170% of the conversion price, or approximately $4.32 per share, for 20 trading days within any consecutive 30-day trading period, and may also redeem the 2024 Debentures beginning October 1, 2009, without being subject to such condition. In addition, holders of the 2024 Debentures have the right to require the Company to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019. As a result, the Company has recorded the principal amount of the 2024 Debentures as a current liability.

        In accordance with the November 3, 2006 amendments to the 2024 Debentures, the October 1, 2009 repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the three months ended March 31, 2009 and 2008, interest expense relating to the 2024 Debentures was $0.4 million. For the six months ended March 31, 2009 and 2008, interest expense relating to the 2024 Debentures was $0.7 million. Outstanding 2024 Debentures were $96.7 million at March 31, 2009 and September 30, 2008.

        On October 29, 2007, we completed a $30.0 million financing with Whitebox, net of $0.8 million of debt discount. The loan has a four-year term, with an option to borrow up to an additional $15.0 million. Unamortized debt discount as of March 31, 2009 and September 30, 2008 was approximately $0.5 million and $0.6 million, respectively. In connection with securing the debt, the Company paid approximately $2.3 million in fees that are recorded as debt issuance costs in Other Assets on the accompanying balance sheets. These fees are being amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of March 31, 2009 and September 30, 2008 were approximately $1.5 million and $1.8 million, respectively. The annual interest rate on the unpaid principal is the greater of 8.5% or LIBOR plus 4% during the interest period ending on the interest date. The loan is secured by substantially all of our assets. The Company and Whitebox also entered into a Senior Unsecured Convertible Note Purchase Agreement that gives Whitebox the right, until the third anniversary of the initial funding, to purchase convertible notes in an aggregate principal amount of up to $45.0 million, which we would use to repay amounts outstanding under the loan. These

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 5. Debt (Continued)

convertible notes, if issued, would be convertible into the common stock of Vitesse at a conversion price of $2.00 per share, subject to adjustment. At March 31, 2009 and September 30, 2008, the effective interest rate on the loan was 10.7075% and 11.082%, respectively. For the three and six months ended March 31, 2009 interest expense was $0.6 million and $1.3 million, respectively. The agreement contains various restrictive covenants. As of March 31, 2009, we were in compliance with the terms of the covenants.

Note 6. Income Taxes

        The provision for income taxes as a percentage of income from continuing operations before income taxes was (1.74%) for the six months ended March 31, 2009 compared to 16.6% for the comparable period in the prior year. For the year ending September 30, 2009, the Company's estimated effective tax is (1.74%). The Company's effective tax rate for fiscal 2009 is primarily impacted by the $191.4 million goodwill impairment recorded during the first quarter of 2009.

        At October 1, 2008, the Company had net deferred tax assets of $441.5 million before considering the effect of the valuation allowance. These deferred tax assets are primarily composed of net operating loss ("NOL") carryforwards. The following table details the amount and expiration of the federal net operating loss carryforwards included in the deferred tax asset (in thousands):

	Amount	Year of expiration
Federal net operating loss carryforwards	$140,568	2020-2021
	337,040	2022-2023
	139,329	2024-2025
	39,621	2026-2027

Total federal net operating loss carryforwards	$656,558

        We have available federal research and development tax credit carryforwards of approximately $13.8 million, net of a FIN 48 allowance. The following table details the amount and expiration of the federal research and development tax credit carryforwards included in the deferred tax asset (in thousands):

	Amount	Year of expiration
Federal research and development credit carryforwards	$2,029	2008-2012
	5,497	2013-2019
	4,400	2020-2021
	1,848	2022-2025

Total Federal research and development credit carryforwards	$13,774

        Timing differences included in the net deferred tax assets relate primarily to tangible and intangible assets recovery, other accruals and reserves. Due to uncertainties surrounding the Company's ability to generate future taxable income to utilize the deferred tax assets, management has recorded a full valuation allowance against the deferred tax assets.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 6. Income Taxes (Continued)

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

        Included in the balance of $29.3 million, as of March 31, 2009, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2009, no material interest or penalties were accrued due to significant net operating losses.

        There is potential that an ownership change can occur that would impair the usage of the NOL's and credits in future taxable periods. An ownership change occurs whenever there is a shift in ownership by more than fifty percentage points by one or more five-percent shareholders within a three year period. Based on our current analysis of changes in shareholder ownership we believe that an ownership change has not occurred. Accordingly, we have not presented any amount as an uncertain tax position under FIN 48. Any carryforwards that will expire prior to utilization will be removed from the deferred tax assets with a corresponding reduction in the valuation allowance.

        The Company is subject to taxation in the US and various state and foreign jurisdictions. The Company currently is under examination by the Internal Revenue Service for the tax years ended September 30, 2004 through September 30, 2006. Effectively, all of the Company's tax years in which a tax net operating loss has been carried forward to the present are subject to examination by the federal, state, and foreign tax authorities. Therefore, the Company cannot estimate the range of unrecognized tax benefits that may significantly change within the next twelve months because of the Internal Revenue Service examination.

Note 7. Shareholders' Equity

Preferred Stock

        The Company is authorized to issue up to 10,000,000 shares of nonvoting convertible preferred stock, with a par value of $0.01 per share, of which 500,000 were reserved for issuance under the Rights Plan, described below, and none were outstanding as of March 31, 2009 and September 30, 2008.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 7. Shareholders' Equity (Continued)

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

Common Stock

        The Company is authorized to issue up to 500,000,000 shares of common stock, with a par value of $0.01 per share, of which 230,905,580 shares and 226,205,580 shares were outstanding as of March 31, 2009 and September 30, 2008, respectively.

Share-Based Compensation Plans

        The Company has in effect several share-based plans under which non-qualified and incentive stock options and restricted stock awards have been granted to employees, consultants, and outside directors. Options generally vest over three or four years and have contractual lives of ten years. Restricted stock awards generally vest over three or four years.

        On January 23, 2001, the Company's shareholders approved the adoption of the 2001 Stock Incentive Plan ("2001 Plan"), which replaced the 1991 Stock Option Plan (the "1991 Plan") that expired in August 2001 and the 1991 Directors' Stock Option Plan that expired in January 2002. The 2001 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant to employees, consultants, and directors of non-qualified stock options and certain share-based awards as determined by the Board of Directors or the Compensation Committee of the Board of Directors. The 2001 Plan was amended in September 2008 to, among other things; simplify the criteria for determining the grant price of options granted under the plan.

        Under all stock option plans, a total of 82,180,468 shares of common stock have been reserved for issuance and 52,366,520 shares remained available for future grants as of March 31, 2009.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 7. Shareholders' Equity (Continued)

        The following table summarizes compensation costs related to the Company's share-based compensation plans (in thousands) for the periods ended March 31:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Cost of revenues	$153	$205	$359	$486
Research and development	207	319	435	734
Selling, general and administrative	352	391	789	1,311

Share-based compensation expense related to continuing operations	712	915	1,583	2,531
Share-based compensation expense related to discontinued operations	—	—	—	(284)

Total share-based compensation expense	$712	$915	$1,583	$2,247

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

        The fair values of the Company's stock options granted in the periods ended March 31, 2009 and 2008 were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividend, and using the following weighted average assumptions:

	Six Months Ended March 31,
	2009	2008
Expected life (in years)	5.86	4.68
Expected volatility	65.9%	66.2%
Risk-free interest rate	3.2%	4.1%
Weighted-average estimated value	$0.23	$0.58

        The Company's determination of the fair value of stock option awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107, using an option-pricing model, however, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 7. Shareholders' Equity (Continued)

        Activity under all stock option plans during the six-month period ended March 31, 2009 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding September 30, 2008	18,273,632	$6.76	4.86	$212
Granted	4,529,130	0.37
Exercised	—	—
Cancelled or expired	(1,039,174)	7.66

Options outstanding March 31, 2009	21,763,588	5.39	5.56	—

Options exercisable March 31, 2009	15,326,601	$7.22	4.25	$—

Restricted Stock Units

        In September 2008, the Company also amended its 2001 Plan to clarify procedures for the issuance of Restricted Stock Units ("RSUs"). The first grant of RSUs following the amendment occurred on October 13, 2008. The grants vest over a three year period with 50% vesting one year plus one day from the date of grant and 25% vesting on the second and third anniversaries of the date of grant.

        On January 16, 2009, the Company issued RSUs in connection with the tender offer discussed below. These grants vest one year plus one day from the date of grant.

        A summary of RSU activity during the six-month period ended March 31, 2009 is as follows:

Shares
Restricted stock outstanding September 30, 2008	—
Awarded	3,609,233
Vested	—
Forfeited	(148,692)

Restricted stock outstanding March 31, 2009	3,460,541

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 7. Shareholders' Equity (Continued)

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

        These tax consequences include ordinary income tax on the spread between the exercise price and the value of the underlying shares (even if the option was not exercised), an additional 20% federal tax, and potential interest charges. In addition, some states, including California, impose an additional 20% state tax. In order to avoid these significant adverse tax consequences, Vitesse completed the Offer on December 31, 2008.

        The Offer was accepted by all current employee holders of Eligible Options.

        In connection with the offer, the Company amended the eligible options and granted restricted stock to all holders of the eligible options. In accordance with SFAS 123R, the tender offer constituted a modification of the tendered options in combination with an inducement to accept the modification in the form of a grant of restricted stock units. The Company recorded compensation expense as a result of the modification of the options and the grant of the inducement award equal to the change in the fair value of the original options immediately before the modification and that fair value of the modified options combined the inducement award immediately after the modification. Option fair values were determined using the Black-Scholes valuation model and the fair value of the restricted stock was equal to the market price of the Company's stock on the date of modification.

        The amount of compensation cost related to the modified options and restricted stock that is recognized through the end of each reporting period is equal to the incremental fair value of the portion of the aggregate awards that have vested, or for partially vested awards, value of the portion of the awards that is ultimately expected to vest, for which the requisite services have been provided.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 8. Legal Proceedings (Continued)

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

        On August 11, 2008, the Court granted final approval of settlements in the federal and state derivative actions filed on behalf of Vitesse against certain current or former directors and officers of Vitesse, and nominally against Vitesse alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code §§25402 and 25403. As part of the settlement of the federal and state derivative actions, the Company adopted certain Corporate Governance measures. Three former executives of Vitesse, Messrs. Tomasetta, Hovanec, and Yatin Mody, released the Company from all rights to future indemnification and costs of defense in the related SEC and Department of Justice investigations. Vitesse retains the right to continue its state court action against KPMG, LLP, its former independent registered public accounting firm.

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

The Dupuy Action

        On April 10, 2007, an individual shareholder of Vitesse, Jamison John Dupuy, filed a complaint in the Superior Court of California, County of Ventura, against Vitesse and three of its former officers (Case No. CIV 247776). Mr. Dupuy's complaint included causes of action for fraud, deceit and concealment, and violation of California Corporations Code §§ 25400 et seq. Vitesse filed an answer, asserting numerous affirmative defenses. On March 3, 2008, Mr. Dupuy filed an amended complaint that named six new defendants, all former employees, and included new causes of action for negligent

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

Note 8. Legal Proceedings (Continued)

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

KPMG Lawsuit

        On June 13, 2007, we filed a lawsuit in the Superior Court for the County of Los Angeles against our former independent registered public accounting firm KPMG, LLP ("KPMG") alleging KPMG failed to properly provide auditing and other services during the time period 1994 to 2000. The Complaint seeks damages in excess of $100 million resulting from KPMG's audit failures. As of the date of filing this Quarterly Report, the case is still pending.

Potential Payroll Tax Liabilities Related to Backdating of Stock Options

        As of March 31, 2009, we have accrued a $2.0 million liability for payroll taxes, penalties and interest related to exercises of backdated stock options during the calendar years 2004 through 2006. During this period, certain non-qualified stock options were improperly classified and treated as incentive stock options for tax purposes. On October 5, 2007, we informed the Internal Revenue Service ("IRS") of these potential payroll tax liabilities resulting from changes in measurement dates for stock options. We have received requests from the IRS for information relating to the potential payroll tax liabilities that were identified as a result of our stock-option review and we are working with the IRS to provide the requested information in an effort to settle these potential liabilities.

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

Overview

        Over the last ten years, the proliferation of the Internet and the rapid growth in the volume of data being sent over Local Area Networks ("LANs") and Wide Area Networks ("WANs") has placed a tremendous strain on the existing communications infrastructure. Communication service providers have sought to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner. The resulting demand for increased bandwidth and services has created a need for faster, larger, and more complex networks. Additionally, due to increasing needs for moving, managing, and storing mission- critical data, the market for storage equipment has been growing significantly.

        We are a leading supplier of high-performance integrated circuits ("ICs") principally targeted at systems manufacturers in the communications and storage industries. Within the communications industry, our products address Carrier and Enterprise networking, where they enable data to be transmitted at high-speeds and processed and switched under a variety of protocols. In Storage, our products address primarily enterprise class storage systems and blade-servers using Fibre Channel and Serial Attached SCSI ("SAS")/ Serial Attached ATA ("SATA") protocols. Our customers include leading communications and storage OEMs. On October 29, 2007, the Company completed its sale of a portion of the Storage Products business to Maxim Integrated Products, Inc. ("Maxim"). Maxim acquired the Company's SAS, SATA expander product markets, enclosure and baseboard management devices, and certain other assets of the Storage Product business.

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

        In the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, the Company provided a chronological listing of events that occurred between April 2006 and December 2008, including, but not limited to, activities related to errors and irregularities in the disclosure of, and accounting for stock options granted by the Company to its employees and the Board of Directors. A number of these events contributed directly to the delayed filing of the prior years' Annual Reports with the SEC.

        The Company filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2008 on December 31, 2008, and has been current since such date with respect to its Exchange Act reporting obligations.

Fiscal 2009 Actions

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

        During fiscal 2009, the Company eliminated 64 positions; approximately 12% of our total workforce. 53 positions, approximately 10%, of the reductions related to full-time employees; the remaining reduction related to temporary staffing. The Company did not incur any facilities costs related to workforce reductions. All actions related to workforce reductions through March 31, 2009 are complete and the Company does not have any additional reductions planned for the remainder of the fiscal year. Severance expense of $0.5 million is included in our operating results for the three and six months ended March 31, 2009.

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

        Vitesse provides a variety of products into Carrier networking applications. These generally include: (i) Ethernet-over-SONET mappers, SONET framers and switches; (ii) Optoelectronic physical media devices ("PMDs") and physical layer devices ("PHYs") such as transceivers and Clock and Data Recovery ("CDR"); (iii) Signal Integrity Products including backplane transceivers, CDR, and crosspoint switches; (iv) Ethernet Media access controllers ("EMACs") and switches; (v) GbE Cu PHYs; and (vi) Next-Generation Optical Transport Network ("OTN") mappers.

Enterprise Networking

        Enterprise Networks generally include equipment dedicated to the communication of voice and data services within large enterprise organizations. An Enterprise Network will typically be comprised of one or more LANs computer systems including workstations and servers, as well as one or more Service Access Networks ("SANs"). Enterprise Networks will also typically include broadband connections to Carrier Networks for the broader communication of voice and/or data outside of the enterprise. Enterprise Networks are often classified into groups depending on their size and complexity. Typical categories are large Enterprise, data center switching, small-medium enterprise ("SME"), small medium business ("SMB"), and small office home office ("SOHO"). Similar to Carrier Networks, Enterprise Networks are going through an evolution to provide more bandwidth, (i.e. more data at higher speeds) and more reliability, interoperability, and scalability. Ethernet-based networks, which are already widely deployed in LANs, are becoming more prevalent in other enterprise applications such as data center switching and SANs. Enterprises are paring down their multiple networks (telephone, LAN, video conferencing, wireless, and remote mirroring/backup) to a common switched IP/Ethernet-based infrastructure. Ethernet technology that is being upgraded to meet these new requirements is generally referred to as "Converged Enhanced Ethernet." In addition, Enterprise Networks are migrating from fast 100 Mbps Ethernet to Gigabit Ethernet and from Gigabit Ethernet to 10 Gigabit Ethernet. This transition is still in the early stages and expected to accelerate over the next several years. The complexity of products within the Enterprise Networks varies dramatically based on the product application. Products at the "low-end" of the network, in SOHO, SME, and low-end SME applications typically have fast design cycles on the order of six to 12 months and short life cycles, on the order of two to four years. Products sold into applications at the "high-end" of Enterprise such as data center switching and high-end SME have longer design cycles, typically one to two years from design start to production and long life cycles, typically three to five years or more.

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

        We anticipate being able to exploit our many years of technology development by providing this technology to systems suppliers and other semiconductor suppliers in the form of intellectual property via licensing arrangements. We believe we are in a unique position to supply such intellectual property to other IC vendors as we are either the technology or low-power leader for such intellectual property, or such intellectual property is only available from IC vendors that are competing in the same markets as the companies looking for such intellectual property. As a smaller, more focused and specialized IC vendor, we are less likely to compete with those companies.

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

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all distributors, utilizing information provided by the distributors. As of March 31, 2009, these distributors maintained inventory balances of $5.9 million, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known.

Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers. Payments received from distributors for inventory shipped to them, in advance of the sale of that inventory to the end-user, are shown as deferred revenue. Vitesse personnel are often involved with the sales from the distributors to end customers.

        At March 31, 2009, approximately 4.9% of our inventory is consigned and located with a single customer. Consistent with our revenue recognition policy, we recognize revenue when the customer pulls the inventory for use, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

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

        We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable based on a combination of factors. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollected. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of March 31, 2009 and September 30, 2008, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

        In accordance with SAB 104, in the licensing of technology and other intangibles, delivery does not occur for revenue recognition purposes until the license term begins. Revenues should be recognized in a manner consistent with the nature of the transaction and related earnings process. Pursuant to the guidance in SAB 104, revenue related to the licensing of intellectual property is deferred until final acceptance of the contracted deliverables. Any royalties related to the licensing will be recognized when received.

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

        During the quarter ended December 31, 2008, we identified changes in key factors indicating a possible impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our valuations, which are a component of our goodwill impairment tests. Upon completion of the first step of the impairment test for the quarter ended December 31, 2008, we determined that additional impairment analysis was required by SFAS 142. The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the company. The calculated fair value was then allocated to individual assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge to fully write off our goodwill balance of $191.4 million in the quarter ended December 31, 2008.

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

Valuation of Repurchase Right on Subordinated Debentures

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. Our 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures") includes a repurchase right for 113.76% of the principal amount of the 2024 Debentures on October 1, 2009 (the "premium put") that we have identified as an embedded derivative requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the premium put meet the criteria for separate accounting as set forth in SFAS 133. We estimate the approximate fair value of the premium put as the difference between the estimated value of the 2024 Debentures with and without the premium put feature. The fair value of the 2024 Debentures, both with and without the embedded premium put feature, was estimated using a convertible bond valuation model within a lattice framework. The valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and recent price quotes and trading information regarding shares of our common stock into which the 2024 Debentures are convertible. Based on our analysis, we determined that the fair value of the premium put is most sensitive to the estimated amount of funds available for settlement of the liability on October 1, 2009. Should the premium put have value in the future, any gain or loss on the fair value of the premium put will be reflected in current earnings. The result of our valuation analysis was that the premium put was estimated to have no fair value as of March 31, 2009 and 2008.

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

        SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability. Because the share-based compensation expense recognized in the statements of operations for the periods ended March 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeitures from the estimates made at grant date could result in more or less non-cash compensation expense in comparable periods.

Assets and Liabilities of a Business Held for Sale

        In accordance with SFAS 144 we classify the assets and liabilities of a business as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held for sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. On December 22, 2008, we closed the sale of the Colorado land and building to a third party. The gross sales price was $6.5 million. The facility, which was previously used for the Storage Products business, remained unused since the sale of that business on October 29, 2007. As a result, the net book value of $3.2 million was reported as 'Asset Held for Sale' on the September 30, 2008 balance sheet. We recognized a gain of approximately $2.9 million on this sale in the first quarter of fiscal 2009.

Income Taxes

        The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company maintains a valuation allowance on the deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these deferred tax assets in future tax periods. The valuation allowance is based on estimates of future taxable income by tax jurisdiction in which the Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities. SFAS 123R allows the benefit related to deductible temporary differences attributable to nonqualified stock options to be credited to additional paid-in-capital when realized. Because the Company is in a net operating loss position as of September 30, 2008 and 2007, it may not recognize a benefit arising from nonqualified stock options for those respective years.

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. As of September 30, 2008 and 2007, management has placed a valuation allowance against all deferred tax assets based on its overall assessment of the risks and uncertainties. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at March 31, 2009 and September 30, 2008.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not anticipate that the adoption of SFAS 160 will have a material impact on our financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" ("SFAS 161"). This Statement requires enhanced disclosures about an entity's derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 in the second quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact our consolidated financial position, results of operations or cash flows.

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

        In June 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and the instrument's settlement provisions. EITF 07-5 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. We are currently determining the impact that EITF 07-05 will have on our financial statements, if any.

Results of Operations for the Three and Six Months Ended March 31, 2009 compared to the Three and Six Months Ended March 31, 2008

        The following table sets forth certain consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenues	52.7%	45.9%	48.2%	48.1%
Engineering, research and development	31.6%	22.4%	26.7%	23.2%
Selling, general and administrative	28.7%	16.7%	24.1%	21.4%
Accounting remediation & reconstruction expense & litigation costs	4.4%	6.4%	4.1%	6.2%
Goodwill impairment	0.0%	0.0%	226.8%	0.0%
Amortization of intangible assets	1.1%	1.1%	0.8%	1.8%

Costs and expenses	118.5%	92.5%	330.7%	100.7%
(Loss) income from operations	(18.5)%	7.5%	(230.7)%	(0.7)%
Other (expense) income:
Interest expense, net	(3.4)%	(1.7)%	(2.7)%	(1.5)%
Other (expense) income, net	(0.1)%	(0.4)%	0.1%	0.7%

Other expense, net	(3.5)%	(2.1)%	(2.6)%	(0.8)%
Income tax (benefit) expense	(1.6)%	1.0%	0.1%	(0.5)%
Minority interests in earnings of consolidated subsidiary	0.0%	0.0%	0.0%	0.0%

(Loss) income from continuing operations before discontinued operations	(20.4)%	4.4%	(233.4)%	(1.0)%
Discontinued operations
Income from discontinued operations	0.0%	2.6%	0.0%	5.9%

Net (loss) income	(20.4)%	7.0%	(233.4)%	4.9%

Net Product Revenues

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

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$16,040	46.4%	$24,286	43.7%	$(8,246)	(34.0)%
Enterprise Networking Products	13,081	37.8%	18,060	32.5%	(4,979)	(27.6)%
Non-Core Products	5,456	15.8%	13,247	23.8%	(7,791)	(58.8)%

Net Product Revenues	$34,577	100.0%	$55,593	100.0%	$(21,016)	(37.8)%

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$34,893	44.0%	$45,455	42.0%	$(10,562)	(23.2)%
Enterprise Networking Products	29,027	36.6%	36,860	34.1%	(7,833)	(21.3)%
Non-Core Products	15,467	19.5%	25,820	23.9%	(10,353)	(40.1)%

Net Product Revenues	$79,387	100.0%	$108,135	100.0%	$(28,748)	(26.6)%

        Net revenues for the second quarter of fiscal 2009 were $34.6 million compared to $55.6 million for the same period in fiscal 2008. This decrease of $21.0 million or 37.8% was driven primarily by overall weaker customer demand and inventory corrections that our customers have implemented in response to the severely depressed global economic environment. Carrier Networking was down $8.2 million or 34%, due to a strong decline across both processing and physical layer product segments. Enterprise Networking was down $5.0 million or 27.6% due to a decline in Cu Phy product segment. Non-Core Products was down $7.8 million or 58.8% due to a strong decline in Raid-on-Chip Processor products, Network Processor Products and legacy physical layer components. Our Non-Core Products are product lines that have minimal on-going investment over the prior three years and as a result have generally been in decline. We believe that these product lines are likely to be subject to more severe inventory control and corrections.

        For the six months ended March 31, 2009 and 2008, net revenues decreased $28.7 million, or 26.6%, driven primarily by overall weaker customer demand and inventory corrections that our customers have implemented in response to the severely depressed global economic environment. Carrier Networking was down $10.6 million, or 23.2%, due to a decline across both processing and physical layer product segments partially offset by sales of Ethernet MACs into the Carrier markets. Enterprise Networking was down $7.8 million or 21.3% due to a decline in Cu Phy and Ethernet switch product segments. Non-Core Products was down $10.4 million or 40.1% due to a strong decline in Raid-on-Chip Processor products, Network Processor Products and legacy physical layer components.

Licensing Revenues

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Amount	% of Licensing Revenues	Amount	% of Licensing Revenues	Change	% Change
	(in thousands, except percentages)
Licensing Revenues	$—	100.0%	$—	100.0%	$—	0.0%

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008
	Amount	% of Licensing Revenues	Amount	% of Licensing Revenues	Change	% Change
	(in thousands, except percentages)
Licensing Revenues	$5,000	100.0%	$—	100.0%	$5,000	100.0%

        Licensing revenues were $5.0 million in the first quarter of 2009. We did not recognize any licensing revenues in the second quarter ended March 31, 2009 or in the same period of 2008. On December 28, 2007, the Company entered into an arrangement to license intellectual property to a third-party. Specific deliverables to the licensee were defined in the agreement and required acceptance from the licensee. Under the agreement, Vitesse received $15.0 million in license fees for the rights to certain products and technology. Of the fees, $10.0 million was recognized upon delivery and acceptance of the licensed technology in the fourth quarter of 2008. The remaining $5.0 million was recognized upon the one-year anniversary of the agreement in the first quarter of 2009. No royalties were received or recognized for the period ended March 31, 2009.

Cost of Revenues

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Cost of revenues	$18,228	$25,514	$(7,286)	(28.6)%
Percent of net revenues	52.7%	45.9%

	Six Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Cost of revenues	$40,675	$52,012	$(11,337)	(21.8)%
Percent of net revenues	48.2%	48.1%

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

        Our cost of revenues decreased from $25.5 million for the three months ended March 31, 2008 to $18.2 million for the same period in fiscal 2009, primarily due to a decline in product sales. As a percentage of net revenues, our cost of revenues were 52.7% in the second quarter of fiscal 2009 compared with 45.9% in the second quarter of fiscal 2008, due to lower sales and the resulting under-utilization of our testing facility. This effect was partially offset by cost reduction efforts taken to re-size our operations organization consistent with these lower sales volumes.

        Year-to-date through March 31, 2009, our cost of revenues decreased to $40.7 million from $52.0 million in the same period of fiscal 2008. As a percentage of net revenues, our cost of revenues was 48.2% for the six months ended March 31, 2009 compared to 48.1% in the same period of fiscal 2008.

        There was no cost of revenues associated with intellectual property licensing revenues of $5.0 million in the six months ended March 31, 2009. As a percentage of net revenues, excluding IP revenue, cost of revenues were 51.2% in the six months ended March 31, 2009, due to the resulting under-utilization of our testing facility on substantially reduced sales.

Engineering, Research and Development

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Engineering, research and development	$10,939	$12,453	$(1,514)	(12.2)%
Percent of net revenues	31.6%	22.4%

	Six Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Engineering, research and development	$22,520	$25,126	$(2,606)	(10.4)%
Percent of net revenues	26.7%	23.2%

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

        Engineering, research and development expenses decreased $1.5 million or 12.2% to $10.9 million in the second quarter of fiscal 2009 compared to $12.5 million in the second quarter of fiscal 2008. Engineering, research and development expenses decreased $2.6 million or 10.4% to $22.5 million for the six months ended March 31, 2009, compared to $25.1 million in the six months ended March 31, 2008. The decreases were due to continued cost control measures including more efficient utilization of mask sets, outside services, and travel.

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

Selling, General and Administrative

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Selling, general and administrative	$9,930	$9,296	$634	6.8%
Percent of net revenues	28.7%	16.7%

	Six Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Selling, general and administrative	$20,349	$23,188	$(2,839)	(12.2)%
Percent of net revenues	24.1%	21.4%

        Selling, general and administrative expense consists primarily of personnel-related expenses, including share-based compensation expense, legal and other professional fees, facilities expenses, outside labor and communications expenses.

        In the second quarter of fiscal 2009, selling, general and administrative expense increased by 6.8% or $0.6 million compared to the second quarter of fiscal 2008. As a percentage of net revenues, selling, general and administrative expense increased from 16.7% to 28.7%. The increase is primarily due to the effect of the gain on a one-time asset sale in the second quarter of 2008 which decreased selling, general and administrative expense by $3.2 million. Net of this one-time event, selling, general, and administrative expense decreased by $2.6 million, driven primarily by a $0.7 million reduction in facilities and labor charges associated with the sale of our Colorado Springs facility and a decrease in compensation-related charges of $0.7 million due to lower operating results. Professional fees decreased by $0.3 million from the second quarter of 2008, and travel and supply expenses decreased by $0.9 million due to extensive cost-reduction efforts.

        Year to date through March 31, 2009, selling, general and administrative expense decreased by 12.2% or $2.8 million compared to the same period last year. As a percentage of net revenues, selling, general and administrative expense increased from 21.4% to 24.1%. These reductions were driven primarily by a $1.4 million reduction in facilities and labor charges associated with the sale of our Colorado Springs facility and a decrease in compensation-related charges of $1.1 million due to lower operating results. Travel and supply expenses decreased by $0.8 million due to extensive cost-reduction efforts and share-based compensation decreased by $0.5 million due to the vesting of a substantial number of stock options during the first fiscal quarter of 2009. During the period, professional fees increased by $0.7 million compared to the same period in 2008. Additionally, during the six months ended March, 31, 2009, we recognized a gain on the sale of our Colorado building of $2.9 million. In the same period of fiscal 2008, we recognized a gain on the sale of fixed assets of $3.2 million, a difference of $0.3 million.

Accounting Remediation & Reconstruction Expense & Litigation Costs

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense & litigation costs	$1,515	$3,585	$(2,070)	(57.7)%
Percent of net revenues	4.4%	6.4%

	Six Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense & litigation costs	$3,464	$6,746	$(3,282)	(48.7)%
Percent of net revenues	4.1%	6.2%

        Accounting remediation and reconstruction expense and litigation costs consisted of fees incurred to resolve certain legal issues, remediate control deficiencies, and transition accounting and reporting responsibilities to full-time staff. For the three months ended March 31, 2009 and 2008, we recorded $1.5 million and $3.6 million, respectively, related to work performed on stock option accounting and inventory valuation, revision of our revenue recognition policies, and other legal and financial issues. Year-to-date, these costs totaled $3.5 million and $6.7 million in 2009 and 2008, respectively. In 2008, we also incurred substantial fees in connection with the preparation and issuance of our 2006 and 2007 financial statements and the remediation of other issues related to the restatement of our September 30, 2005 balance sheet.

        Accounting remediation and reconstruction costs are expected to continue to decrease during the remainder of fiscal 2009 as we resolve certain legal issues and transition accounting and reporting responsibilities to full-time staff.

Goodwill Impairment

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Goodwill Impairment	$—	$—	$—	0.0%
Percent of net revenues	0.0%	0.0%

	Six Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Goodwill Impairment	$191,418	$—	$191,418	100.0%
Percent of net revenues	226.8%	0.0%

        During the quarter ended December 31, 2008, we identified changes in key factors indicating a possible impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our valuations, which are a component of our goodwill impairment tests. Upon completion of the first step of the impairment test for the quarter ended December 31, 2008, we determined that additional impairment analysis was required by SFAS 142. The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the company. The calculated fair value is then allocated to individual assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets and liabilities of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge to fully write off our goodwill balance of $191.4 million for the quarter ended December 31, 2008. (See Note 3—Goodwill in the accompanying financial statements).

Amortization of Intangible Assets

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$386	$629	$(243)	(38.6)%
Percent of net revenues	1.1%	1.1%

	Six Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$705	$1,894	$(1,189)	(62.8)%
Percent of net revenues	0.8%	1.8%

        Amortization of intangible assets was $386,000 in the second quarter of fiscal 2009, compared to $629,000 for the same period in fiscal 2008. For the six months ended March 31, 2009, amortization expense was $705,000 compared to $1.9 million in the same period of fiscal 2008. The decrease in amortization expense is primarily due to intangible assets related to our prior acquisitions of Cicada Semiconductor Corporation becoming fully amortized during fiscal 2008.

Interest Expense, net

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Interest expense, net	$(1,170)	$(947)	$(223)	23.5%
Percent of net revenues	(3.4)%	(1.7)%

	Six Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Interest expense, net	$(2,300)	$(1,594)	$(706)	44.3%
Percent of net revenues	(2.7)%	(1.5)%

        Interest expense, net of interest income, increased by $0.2 million to $1.2 million in the second quarter of fiscal 2009. For the six months ended March 31, 2009, interest expense was $2.3 million, an increase of $0.7 million from the same period in the prior year. In October 2007, in connection with the sale of the Storage Products business, the Company replaced its debt to Tennenbaum Capital Partners ("TCP") with a note to Whitebox VSC, Ltd. ("Whitebox"). Interest expense incurred on the TCP debt in fiscal 2008 was recorded as a component of discontinued operations. Interest expense on the debt with Whitebox is reflected in interest expense. For fiscal 2009, six months interest expense was incurred on the Whitebox debt compared to five months of interest incurred on the debt during the comparable period of 2008. Interest expense on the subordinated 2024 Debentures for fiscal 2009 was consistent with fiscal 2008. Interest rates earned on deposit accounts declined from fiscal 2008 to fiscal 2009, reducing the amount of interest income included in net interest expense.

Other Income (Expense), net

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Other expense, net	$(48)	$(226)	$178	(78.8)%
Percent of net revenues	(0.1)%	(0.4)%

	Six Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Other income, net	$96	$723	$(627)	(86.7)%
Percent of net revenues	0.1%	0.7%

        Other expense, net of other, income was $48,000 in the second quarter of fiscal 2009 compared to $0.2 million in the second quarter of fiscal 2008. The decrease is primarily related to the exchange rate movement for the three months ended March 31, 2008 compared to the same period in 2009 as it applies to the foreign exchange transactions.

        For the six months ended March 31, 2009, other income, net of other expense, was $96,000 a decrease of $0.6 million from the same period of fiscal 2008. The decrease is due to recording income related to the settlement of a breach of contract lawsuit and a gain on sale of scrap material in the first quarter of 2008, we did not record similar transactions for the six months ended 2009.

Income Tax (Benefit) Expense

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Income tax (benefit) expense	$(554)	$577	$(1,131)	(196.0)%
Percent of net revenues	(1.6)%	1.0%

	Six Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Income tax expense (benefit)	$96	$(549)	$645	(117.5)%
Percent of net revenues	0.1%	(0.5)%

        Income tax benefit was $0.6 million for the second quarter of fiscal 2009 compared to income tax expense of $0.6 million for the second quarter of fiscal 2008. Income tax benefit represents the impact of taxable losses for the three months ended March 31, 2009. For the three months ended March 31, 2008, income tax expense represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards after the allocation of income tax expense to discontinued operations.

        Income tax expense was $96,000 for the six months ended March 31, 2009 compared to income tax benefit of $0.5 million for the six months ended March 31, 2008. Net income tax expense represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards. Income tax benefit for the six months ended March 31, 2008 reflects the impact of taxable losses for the period after the allocation of income tax expense to discontinued operations

Minority Interest in Earnings of Consolidated Subsidiary

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Minority interest in earnings of consolidated subsidiary	$—	$—	$—	0.0%
Percent of net revenues	0.0%	0.0%

	Six Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Minority interest in earnings of consolidated subsidiary	$(1)	$—	$(1)	100.0%
Percent of net revenues	(0.0)%	0.0%

        A minority interest in the operations of our consolidated joint ventures, the Vitesse Venture Fund, L.P. and the Vitesse Venture Fund, L.P. II (together, "the Funds"), was recorded in the first quarter of fiscal 2009, representing the limited partners' interest in the Funds' operating expenses, including licensing and bank fees.

Income and gain on the sale of discontinued Storage Products

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Gain (loss) on discontinued Storage Products business, net	$—	$1,420	$(1,420)	(100.0)%
Percent of net revenues	0.0%	2.6%

	Six Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Gain (loss) on discontinued Storage Products business, net	$—	$6,398	$(6,398)	(100.0)%
Percent of net revenues	0.0%	5.9%

        On October 29, 2007, the Company completed its sale of a portion of the Storage Products business to Maxim Integrated Products, Inc. ("Maxim") for $62.8 million, with a gain on the sale of approximately $21.5 million, plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement. Maxim acquired the Company's SAS, SATA expander product markets, enclosure and baseboard management devices, and certain other assets of the Storage Product business. Assets sold included inventory, property & equipment, goodwill and intangible assets of $35.5 million. As part of the sale, Maxim assumed a liability for employees' accrued vacation of $0.3 million. Debt issuance costs related to the TCP debt of $3.5 million were included in the calculation of the gain on the sale pursuant to the accounting guidance in EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF 87-24"), which requires any costs related to financing that must be paid off with the proceeds of the sale of specific assets to be included in the determination of the gain or loss on the sale. The gain was reduced by costs of completing the sale in the amount of $1.6 million.

        In accordance with EITF 87-24, we allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of the Storage Product business. Pursuant to an amendment to the debt agreement with TCP we were required to pay the debt to TCP from the Storage Products division sale proceeds. Accordingly, for the six months ended March 31, 2008, interest expense of approximately $16.9 million was included in discontinued operations. Interest expense included a "make-whole" payment of $16.4 million and interest expense and amortization of deferred financing fees of $0.5 million.

        For the three months ended March 31, 2008, income from discontinued operations was $1.4 million, which included $1.5 million of income from the earn-out and residual operations, net of tax. For the six months ended March 31, 2008, results of discontinued operations were comprised of the gain on the sale of $21.5 million, offset by the loss on discontinued operations of $15.1 million, net of tax of $0.9 million.

        For the six months ended March 31, 2008, we reported the results of operations of the Storage Products business as discontinued operations in the Company's statement of operations in accordance with SFAS 144.

        The following table sets forth selected operating results:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net revenues	$—	$237	$—	$2,583

Income (loss) from continuing operations before income taxes	—	2,943	—	(1,702)
Provision for income taxes	—	577	—	(549)
Income from discontinued operations	—	1,420	—	6,398

Net income	$—	$3,786	$—	$5,245

  Liquidity

        Cash and cash equivalents increased to $39.4 million at March 31, 2009, from $36.7 million at September 30, 2008, as a result of the following:

	Six Months Ended March 31,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(159)	$(20,568)
Net cash provided by investing activities	2,819	61,866
Net cash used in financing activities	—	(31,267)

Net increase in cash and cash equivalents	$2,660	$10,031
Cash and cash equivalents at beginning of period	36,722	25,976

Cash and cash equivalents at end of period	$39,382	$36,007

        In the six months ended March 31, 2009, our operating activities used $0.2 million in cash. Our net loss of $197.0 million for the six months ended March 31, 2009 included $2.2 million of depreciation, $1.6 million of stock-based compensation, and $191.4 million of goodwill impairment offset by the gain on sale of the Colorado building of $2.9 million. In the six months ended March 31, 2008, our operating activities used $20.6 million in cash. This was primarily the result of $5.2 million of net income from continuing and discontinued operations, $19.4 million in net non-cash operating expenses, which includes the gain on sale of the Storage Products business of approximately $21.5 million, and $6.5 million net cash used by changes in operating assets and liabilities.

        Inventories decreased $9.3 million from $37.5 million at September 30, 2008 to $28.2 million at March 31, 2009, as our channel partners and distributors took action to reduce their inventory in response to weaker demand. We were able to respond quickly to the change in demand, reducing orders to our suppliers. Our inventory levels will continue to be determined based upon the level of purchase orders we receive, our ability, and the ability of our customers to manage inventory levels. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels. As a result of the decrease in inventory, accounts payable decreased $4.7 million, from $16.1 million to $11.4 million due to fewer orders placed with three of our top suppliers. Accrued expenses decreased by $3.3 million, including reductions of accrued income taxes and accrued wages. Accrued income taxes decreased by $2.0 million due to tax payments made during the six months ended March 31, 2009. Accrued wages decreased by $1.3 million due to the payment of accrued bonuses and decreased compensation-related charges due to lower operating results. In addition, deferred revenue increased by $3.0 million as a result of the decline in distributor purchases.

        Investing activities provided cash of $2.8 million in the six months ended March 31, 2009, which was primarily the result of the proceeds from the sale of the Colorado building for $6.0 million, net of commissions and transactions costs, partially offset by capital expenditures of approximately $1.2 million and additions to intangibles of $2.0 million. For the six months ended March 31, 2008, investing activities provided cash of $61.9 million, which was primarily the result of the proceeds from the sale of Storage Products business to Maxim for $62.8 million in cash offset by the transaction cost of $1.6 million in the first quarter of fiscal 2008, and disposal of fixed assets of approximately $3.2 million, partially offset by capital expenditures of approximately $2.9 million.

        We did not enter into any financing activities in the six months ended March 31, 2009. In the six months of 2008, our financing activities used $31.3 million in cash, which was primarily a result of the repayment of our $59.5 million debt with TCP, offset by the proceeds received from Whitebox for $29.3 million. (See Debt Note in the accompanying financial statements).

        Our operating expenses for the six months ended March 31, 2009 include substantial expenses related to our restructuring and remediation efforts (See Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations). These costs are expected to continue to decrease during the remainder of fiscal 2009 as we resolve certain legal issues and transition accounting and reporting responsibilities to full-time staff.

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

        Management believes we have sufficient resources to fund our normal operations through at least September 30, 2009. However, on October 1, 2009 the holders of our 2024 Debentures have the right to require us to repurchase the 2024 Debentures for 113.76% of the principal amount of the 2024 Debentures to be purchased, which results in an additional payment of $13.3 million on the $96.7 million of outstanding 2024 Debentures.

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

Long-Term Debt, Contingent Liabilities and Operating Leases

        The following table summarizes our significant contractual obligations as of March 31, 2009:

	Payment Obligation by Year (in thousands)
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt	$—	$—	$30,000	$—	$—	$—	$30,000
Convertible subordinated debt	96,700	—	—	—	—	—	96,700
Operating leases	2,849	2,938	2,810	2,778	1,599	1,167	14,141
Inventory and related purchase obligations	6,583	—	—	—	—	—	6,583
Software licenses	6,606	5,173	42	—	—	—	11,821

Total	$112,738	$8,111	$32,852	$2,778	$1,599	$1,167	$159,245

        Currently, $96.7 million of the 2024 Debentures are outstanding. Additionally, we have $30.0 million in long-term debt with Whitebox. Payments to Whitebox are interest only until the maturity date of October 29, 2011. (See Note 5—Debt in the accompanying financial statements). The 2024 Debentures are not included in the schedule of significant contractual obligations as of March 31, 2009.

        We lease facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of March 31, 2009, are included in the table above.

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

Cash Equivalents and Investments

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2009, the carrying value of our cash and cash equivalents approximated fair value because of the ready market for the cash instruments.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of March 31, 2009, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective. The remedial measures undertaken by the Company to address the material weaknesses in Vitesse's internal control over financial reporting are discussed below.

        To address the material weaknesses in our internal control over financial reporting described below, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the unaudited consolidated financial statements included in this Quarterly Report. Notwithstanding the material weaknesses in our internal control over financial reporting as of March 31, 2009, described below, we believe that the unaudited consolidated financial statements contained in this Quarterly Report present our financial condition, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with generally accepted accounting principles in the United States of America ("GAAP").

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

        Although the process of designing and implementing new procedures to minimize the control deficiencies are important to the Company, filing of the Forms 10-Q for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008 as well as its Form 10-K for the fiscal year ended September 30, 2008 resulted in a delay in management's ability to adequately design, implement and monitor new procedures to minimize or eliminate the control deficiencies that led to the issues outlined below. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that there are still material weaknesses in our internal control over financial reporting as of March 31, 2009. Management identified the following key weaknesses:

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

  3.
  The major weaknesses in inventory included a lack of accuracy and basis for valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

Changes in Our Internal Control Over Financial Reporting and Remediation of the Material Weaknesses

        It is important to note that based on the additional procedures performed as part of the Company's ongoing remediation of its financial controls, management has concluded that important improvements were made to the control environment. Continuing changes in current fiscal period include: (i) the development of additional financial policies and procedures that, when fully implemented, will enhance independent judgment and review, including, as appropriate, segregation of duties and increased employee responsibility and accountability for the completeness of the Company's disclosures; (ii) continued enhancements of processes and procedures to increase communications between the financial reporting, accounting functions and operational management; (iii) improved management reporting packages providing more timely information; and (iv) additional training of internal accounting staff focused on improved account reconciliations, detailed analysis and reporting requirements.

        Management is committed to remediating the material control weaknesses identified and implementing changes to the Company's internal control over financial reporting. In addition to the improvements made to the internal and financial controls since mid 2006, management along with our

Board of Directors has implemented the following changes to the Company's internal control over financial reporting for fiscal period 2009:

  •
  We have hired more experienced accounting staff, and have provided additional training to existing staff.

  •
  We have segregated accounting and reporting duties, including, but not limited to, the segregating of payroll accounting, cash accounts, and accounting reviews.

  •
  We have increased our internal controls over the month-end reporting process by requiring that all journal entries include all supporting documentation. In addition, journal entries are now required to be reviewed and approved on a regular basis.

  •
  We review all material balance sheet accounts monthly.

  •
  We now require that inventory be routinely analyzed in depth.

  •
  We have stabilized our revenue recognition.

  •
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

  •
  In order to improve and correct the timeliness and accuracy of balance sheet account reconciliations, investments have been made in accounting information system software and training of full-time staff.

  •
  Additional training for payroll personnel has been performed and a new payroll system has been implemented which will ensure consistent and accurate payroll accounting.

  •
  We continue to work with our third party vendor to monitor and reconcile inventory activity with our distributors significantly improving the resolution time on data discrepancies.

        As of March 31, 2009, the Company continues to be in the process of implementing the following changes to the Company's internal control over financial reporting for fiscal period 2009:

  •
  We have initiated the process of drafting additional policies and procedures surrounding the issuance and administration of stock option grants.

  •
  We continue to work on our internal audit strategy. The strategy is to outsource the internal audit function which will report to the Audit Committee. Through this function we will implement enhancements to our independent monitoring of controls and expanded education, compliance training and review programs to strengthen employees' competency, independent judgment and intolerance for questionable practices, and emphasize the importance of improved communication among the Company's various internal departments and global operations—focused initially on the identified control weaknesses, but over time with a commitment to make efforts to continuously improve our broader control environment.

  •
  We are developing specific accounting and finance policies and standardized processes in all critical accounting areas, including accounts receivable and inventory reserves, areas currently relying on subjective management judgment and discretion.

  •
  In addition to investments made in information system tools, the Company continues to address its GAAP and SEC reporting competency.

  •
  The Corporate Controller continues to develop an action plan to prioritize and systemically correct the material weaknesses identified and reports remediation progress to the Audit Committee.

  •
  We continue to make progress in inventory control with timely transaction processing, detail review of inventory stages and reserve levels. Attention to the acute need for timely processing of transactions has closed the gaps between material movement and accounting accuracy.

        Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls. Although we have not fully remediated the material weaknesses described above, we believe we have made progress.

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

        The holders of our 2024 Debentures have the right, as of October 1, 2009, to require us to repurchase some or all of the 2024 Debentures at a price equal to 113.76% of the principal amount of the 2024 Debentures. If all of the holders of the 2024 Debentures exercise their repurchase rights, the total repurchase price would be $110.0 million. We currently do not have the resources to repay the principal amount and related premium if the 2024 Debentures were put to the Company for repayment on October 1, 2009. We are working to either renegotiate the terms of, or refinance some or all of, the 2024 Debentures. However, to date, we have not been able to renegotiate those terms or to raise the capital necessary to repurchase or refinance some or all of the 2024 Debentures. If the holders of a significant portion of the 2024 Debentures exercise their 2009 repurchase right and we have insufficient cash to repurchase all of the 2024 Debentures tendered for repurchase, our failure to repurchase such 2024 Debentures would result in an event of default under the 2024 Debentures and cause an event of default under our $30 million secured debt agreement, which in turn would likely result in an acceleration of that debt as well. In November 2008 our Board of Directors formed a Strategic Development Committee (the "SDC") for the purpose of exploring strategic alternatives. In December 2008 we hired a financial advisor to assist the SDC with its efforts and in 2009 we hired an additional financial advisor to advise and assist the SDC with potential strategies for restructuring the terms of the 2024 Debentures. The SDC is continuing to explore strategic alternatives and strategies for restructuring the terms of the 2024 Debentures. There can be no assurance that we will be successful in raising additional capital, entering into any strategic transaction or renegotiating or settling all or any part of the 2024 Debentures prior to October 1, 2009. A failure to renegotiate or settle the 2024 Debentures or generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. Consequently, the audit opinion issued by our independent registered public accounting firm with respect to our audited financial statements for the fiscal year ended September 30, 2008 contains an uncertainty regarding our ability to continue as a going concern.

        Such a "going concern" uncertainty indicates that there is substantial doubt as to our ability to continue as a going concern due to the risk that we may not have had sufficient cash and liquid assets at September 30, 2008, to cover our operating capital requirements for the next twelve-month period and the October 1, 2009 repurchase of the 2024 Debentures. If sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations. A going concern uncertainty may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

        Our ability to repurchase the 2024 Debentures in such event may be limited by law, by the indenture associated with the 2024 Debentures, by the terms of other agreements relating to our senior debt, and by such indebtedness and agreements as may be entered into, replaced, supplemented, or amended from time to time. We may be required to refinance our debt in order to make such payments. We may not have the financial ability to repurchase the 2024 Debentures if payment of our debt is accelerated. If we fail to repurchase the 2024 Debentures as required by the indenture, it would constitute an event of default that, in turn, may also constitute an event of default under our other debt obligations. We are unaware of any specific limitations to our ability to repurchase the debentures. Should we become aware of any specific limitations on our ability to repurchase the debentures, we will assess the impact of the limitations. We will also account for and disclose any impact to our financial statements as appropriate.

We have experienced losses from operations and we anticipate future losses from operations.

        For the quarter ended December 31, 2008, the Company had a net loss of $189.9 million, primarily due to an impairment charge to fully write off a goodwill balance of $191.4 million. For the quarter ended March 31, 2009, the Company had a net loss of $7.1 million. There can be no assurance that we will not have losses in future operating periods. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future; we anticipate future losses from operations. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

        Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 49% and 48% of our net revenue in fiscal 2008 and 2007, respectively, and 59% for the quarter ended March 31, 2009. Development and customer support operations located outside the U.S. have historically accounted for a significant percentage of our operating expenses and we anticipate that such operations will continue to be a significant percentage of our expenses. International sales and operations involve a variety of risks and uncertainties, including risks related to:

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

        Our future success will depend on our ability to develop new, high-performance ICs for existing and new markets, the cost-effective and timely introduction of such products, and our ability to convince leading communications equipment manufacturers to select these products. Our financial results in the past have been, and are expected in the future to continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new ICs is highly complex, and from time to time, we have experienced delays in completing the development and introduction of new products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

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

We are dependent on a small number of customers in a few industries for a significant amount of revenues. A decrease in sales to or the loss of, one or more significant customers could adversely impact our revenues and results of operations.

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

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to and distribution of our proprietary information. As of March 31, 2009, we had 93 U.S. patents and 14 foreign patents for various aspects of design and process innovations and have a number of pending U.S. and foreign patent applications.

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

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. As is common in the industry, from time to time, third parties have asserted patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business and have demanded that we license their patents and technology. To date, none of these claims has resulted in the commencement of any litigation against us, nor have we believed that it is necessary to license any of the rights referred to in such claims. We expect, however, that we will continue to receive such claims in the future, and any litigation to determine their validity, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We have begun to find opportunities to license our intellectual property. While this may provide a substantial business opportunity for the Company, it may also increase the potential for others to initiate claims against us. We cannot assure that we would prevail in such disputes given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation were to result in an adverse ruling we could be required to:

  •
  Pay substantial damages;

  •
  Discontinue the use of infringing technology, including ceasing the manufacture, use or sale of infringing products;

  •
  Expend significant resources to develop non-infringing technology; or

  •
  License technology from the party claiming infringement, which license may not be available on commercially reasonable terms.

We have a shareholder rights plan designed to discourage hostile takeovers that may prevent shareholders from realizing a takeover premium on their shares of Vitesse common stock.

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

        In reviewing past stock option grants, Vitesse determined that various stock options were granted with exercise prices that were less than the fair market value of Vitesse's common stock on the date of grant. These grants raise potential tax issues involving Code Sections 162(m) and 409A as well as income tax and employment tax withholding obligations. The issue was voluntarily disclosed to the IRS. In December 2008, we completed a tender offer in accordance with Code Sections 162(m) and 409A, to remediate a portion of the federal tax liabilities. The parties are in the process of working out resolutions to the remaining issues.

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

        We intend to seek to be relisted on a securities exchange in the future. There can be no assurance whether we will satisfy the standards for listing on an exchange or that an exchange will approve our listing. Nor can there be any assurance, at this time, when a relisting would occur. Continuing to be quoted only on Pink Sheets could result in continued volatility in the trading price of our common stock and could cause its value to fluctuate.

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
4.9
Vitesse Semiconductor Corporation Fiscal Year 2009 Executive Bonus Plan, dated as of January 16, 2009 (Incorporated by reference to Exhibit 4.9 to the Company's form 10-Q filed February 17, 2009) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.1	Letter Agreement between the Company and Michael Green dated January 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 31, 2007).

10.2	Employment Agreement between the Company and Richard Yonker dated February 20, 2009. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed February 26, 2009).
10.3
Amended and Restated Employment Agreement between the Company and Christopher Gardner dated February 25, 2009. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 26, 2009).
10.4	Letter Agreement, dated October 26, 2007 between the Company and Dr. Martin C. Nuss (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 20, 2007).
10.5	Change in Control Agreement between the Company and Michael Green dated February 25, 2009. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed February 26, 2009).
10.6	Loan Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 29, 2007).
10.7
Senior Unsecured Convertible Note Purchase Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed August 29, 2007).
10.8	Term Note, dated October 29, 2007 between the Company and Whitebox VSC, Ltd. for $30 million. (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed October 31, 2007).
10.9	Form of Indemnity Agreement between the directors and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 22, 2007).
10.10
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

May 11, 2009	VITESSE SEMICONDUCTOR CORPORATION
	By:	/s/ CHRISTOPHER R. GARDNER Christopher R. Gardner Chief Executive Officer
May 11, 2009	VITESSE SEMICONDUCTOR CORPORATION
	By:	/s/ RICHARD C. YONKER Richard C. Yonker Chief Financial Officer (Principal Financial and Accounting Officer)