Form 10-Q
period 2009-06-30
VITESSE SEMICONDUCTOR CORP
filed 2009-08-10
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 4, 2009 there were 230,905,580 shares of the registrant's $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,422	$36,722
Accounts receivable, net	14,898	6,307
Inventory	23,936	37,466
Assets held for sale	—	3,164
Restricted cash	395	592
Prepaid expenses and other current assets	4,345	4,011

Total current assets	94,996	88,262
Property, plant and equipment, net	7,419	8,084
Goodwill	—	191,418
Other intangible assets, net	1,833	913
Other assets	3,388	3,600

	$107,636	$292,277

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$16,980	$16,101
Accrued expenses and other current liabilities	9,825	20,242
Derivative liability	4,636	—
Deferred revenue	640	2,721
Current portion of debt, net of discount of $437 at June 30, 2009	29,563	—
Convertible subordinated debt	96,710	—

Total current liabilities	158,354	39,064
Other long-term liabilities:	1,703	1,564
Long-term debt, net of discount of $577 at September 30, 2008	44	29,423
Convertible subordinated debt	—	96,700

Total liabilities	160,101	166,751

Minority interest	166	165
Commitments and contingencies
Shareholders' (deficit) equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 230,905,580 shares outstanding at June 30, 2009 and 226,205,580 at September 30, 2008	2,314	2,267
Additional paid-in-capital	1,753,846	1,747,324
Accumulated deficit	(1,808,791)	(1,624,230)

Total shareholders' (deficit) equity	(52,631)	125,361

	$107,636	$292,277

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)		(in thousands, except per share data)
Product revenues	$36,356	$55,041	$115,743	$163,176
Intellectual property revenues	8,250	—	13,250	—

Net revenues	44,606	55,041	128,993	163,176
Costs and expenses:
Cost of revenues	17,282	27,965	57,957	79,977
Engineering, research and development	11,200	12,458	33,720	37,584
Selling, general and administrative (including gain on sale of fixed assets of $3.2 million for the nine months ended June 30, 2008 and a gain on the sale of building of $2.9 million for the nine months ended June 30, 2009)	11,412	14,570	31,761	37,758
Accounting remediation & reconstruction expense & litigation costs	(13,206)	2,067	(9,742)	8,813
Goodwill impairment	—	—	191,418	—
Amortization of intangible assets	362	310	1,068	2,204

Costs and expenses	27,050	57,370	306,182	166,336

Income (loss) from operations	17,556	(2,329)	(177,189)	(3,160)
Other (expense) income:
Interest expense, net	(5,804)	(1,112)	(8,104)	(2,706)
Other (expense) income, net	(38)	3,513	58	4,236

Other (expense) income, net	(5,842)	2,401	(8,046)	1,530
Income tax (benefit) expense	(696)	3	(600)	(546)
Minority interests in earnings of consolidated subsidiary	—	(660)	1	(660)

Income (loss) from continuing operations before discontinued operations	12,410	(591)	(184,634)	(1,744)
Discontinued operations
Income from discontinued operations, net of tax of $901 and $997 and gain on sale of $21,509 for the three and nine months ended June 30, 2008, respectively	71	1,703	71	8,101

Net income (loss)	$12,481	$1,112	$(184,563)	$6,357

Income (Loss) per Share
Income (loss) per share (basic and diluted):
Continuing operations	$0.05	$0.00	$(0.81)	$(0.01)
Discontinued operations	0.00	0.01	0.00	0.04

Net income (loss) per share	$0.05	$0.01	$(0.81)	$0.03

Weighted average shares outstanding:
Basic	230,906	223,556	229,098	223,556
Diluted	231,735	223,556	229,098	223,556

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(184,563)	$6,357
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,260	4,324
Share-based compensation	2,381	3,091
Fair value adjustment to premium put	4,636	—
Impairment of goodwill	191,418	—
Allowance for sales return reserve	(37)	(60)
Amortization of debt issuance costs and debt discounts	566	565
Gain on sale of Storage Products business	—	(21,509)
(Loss) gain on disposal of fixed assets	7	(3,152)
Gain on sale of Colorado building	(2,924)	—
Forgiveness of interest	—	(497)
Minority interest in earnings of consolidated subsidary	—	660
Realized gain on investments	—	(3,372)
Change in operating assets and liabilities:
Accounts receivable	(8,554)	1,595
Inventory	13,530	(7,835)
Restricted cash	197	1,556
Prepaids and other current assets	(566)	2,391
Accounts payable	880	4,419
Accrued expenses and other liabilities	(5,898)	(6,457)
Deferred revenue	(2,082)	(9,264)

Net cash provided by (used in) operating activities	12,251	(27,188)

Cash flows from investing activities:
Proceeds from sale of investments	—	6,073
Restricted cash	17	(10)
Proceeds from sale of Colorado building	6,500	—
Transaction costs for sale of Colorado building	(547)	—
Disposal of fixed assets	—	3,207
Sale of Storage Products business	—	62,845
Transaction costs for sale of Storage Products business	—	(1,636)
Capital expenditures	(1,540)	(4,290)
Distribution to minority partners for sale of investments	1	—
Purchase of intangibles	(1,982)	—

Net cash provided by investing activities	2,449	66,189

Cash flows from financing activities:
Repayment of debt	—	(59,471)
Proceeds from debt	—	29,250
Debt issuance costs	—	(1,046)

Net cash used in financing activities	—	(31,267)

Net increase in cash	14,700	7,734
Cash and cash equivalents at beginning of period	36,722	25,976

Cash and cash equivalents at end of period	$51,422	$33,710

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Note 1. The Company and its Significant Accounting Policies

Description of Business

        Vitesse Semiconductor Corporation ("Vitesse" or the "Company") is a leading supplier of high-performance integrated circuits ("ICs") that are utilized primarily by manufacturers of networking systems for Carrier, Enterprise and Storage communications applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, cost-competitive semiconductor products. For more than 25 years, Vitesse has led the transition of new technologies in communications networks.

        Our customers include leading communications and enterprise original equipment manufacturers ("OEMs") such as Alcatel Lucent, Ciena Corporation, Cisco Systems, Inc., IBM, Telefonaktiebolaget LM Ericsson, Fujitsu Limited, Hewlett- Packard Co., Hitachi, Ltd., Huawei Technologies Co., Ltd., H3C Technologies Co., Limited, Nortel Networks Corp., Nokia Siemens Networks B.V., Tellabs, Inc., and ZTE Corporation.

        We have a worldwide presence. As of June 30, 2009, we operated four domestic design centers in the U.S., in California, Oregon, Massachusetts, and Texas, and four international design centers in Taiwan, Denmark, Germany, and India.

        Vitesse was incorporated in the State of Delaware in 1987. Our principal offices are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our stock trades on the Pink Sheets under the ticker symbol VTSS.PK.

Fiscal Periods

        The Company's fiscal year is October 1 through September 30. References made to the third quarters of fiscal 2009 and fiscal 2008 relate to the quarters ended June 30, 2009 and 2008, respectively.

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

        The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at June 30, 2009 and September 30, 2008, and the consolidated results of our operations for the three and nine months ended June 30, 2009 and 2008 and our consolidated cash flows for the nine months ended June 30, 2009 and 2008. The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

        The Company has incurred net losses historically and has used cash in operating activities, and has an accumulated deficit of $1.8 billion as of June 30, 2009. The Company also has significant contractual obligations related to its debt for the fiscal year 2009 and beyond. Management believes we have

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

sufficient resources to fund our normal operations over the next three months, through at least September 30, 2009. However, holders of our 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures") have the right to require us to repurchase the 2024 Debentures on October 1, 2009 for 113.76% of the principal amount of the 2024 Debentures to be purchased. This 2009 repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. We currently do not have the resources to repay the principal amount and related premium if the 2024 Debentures were put to the Company for repayment on October 1, 2009.

        We are working to either renegotiate the terms of or find a means to repay the 2024 Debentures. However, to date, we have not been able to renegotiate those terms or find a source of financing to repurchase or refinance the 2024 Debentures. If we have insufficient cash to repurchase all of the 2024 Debentures tendered for repurchase, our failure to repurchase such 2024 Debentures would likely result in an event of default under the 2024 Debentures and cause an event of default under our $30 million secured debt agreement, which in turn would likely result in an acceleration of that debt as well. In November 2008, our Board of Directors formed a Strategic Development Committee (the "SDC") for the purpose of exploring strategic alternatives. In December 2008, we hired a financial advisor to assist the SDC with its efforts and in 2009 we hired an additional financial advisor to advise and assist the SDC with potential strategies for restructuring the terms of the 2024 Debentures. The SDC is continuing to explore strategic alternatives for repayment of the 2024 Debentures and strategies for restructuring the terms of the 2024 Debentures. There can be no assurance that we will be successful in raising additional capital, entering into any strategic transaction or renegotiating or settling all or any part of the 2024 Debentures prior to October 1, 2009. If we are unable to renegotiate or settle the 2024 Debentures, our business, financial condition and results of operations will likely be materially and adversely affected, as a result of these circumstances there exists significant uncertainty about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of the Company continuing as a going concern. No adjustments have been made to carrying value of the assets and liabilities that might result from the outcome of this uncertainty.

Subsequent Events

        In May 2009, the FASB issued FAS No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We have considered subsequent events for recognition or disclosure through August 10, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto (See—Subsequent Events).

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

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

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, short-term and long-term investments and accounts receivable. Cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks have exceeded the amount of insurance provided on such deposits. The Company maintains its cash in commercial accounts with high-credit quality financial institutions. Although the financial institutions are considered creditworthy, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (the "FDIC") limit of $250,000. At June 30, 2009, the Company's cash balance exceeded the deposit insurance limits provided by the FDIC by $52,590,278. Cash balances held in foreign bank accounts are not insured by the FDIC, and at June 30, 2009 these balances totaled $224,880. At June 30, 2009, the Company's foreign subsidiaries reflected $645,255, of cash on their financial statements, which is not insured by the FDIC.

        The Company believes that the credit risk in its accounts receivable is mitigated by the Company's credit evaluation process and maintaining an allowance for anticipated losses. For the quarter ended June 30, 2009, one customer accounted for more than 10% of our net revenues. Total sales to this customer were 13.5% and 8.9% for the three months ended June 30, 2009 and June 30, 2008, respectively. For the nine months ended June 30, 2009 and June 30, 2008, sales to this customer were 12.2% and 7.8%, respectively.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

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

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all products sold through distributors, utilizing information provided by the distributors. These distributors maintained inventory balances of $4.9 million and $9.6 million as of June 30, 2009 and September 30, 2008, respectively, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers and inventory obsolescence. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers, and the payments received from distributors for inventory shipped to them, in advance of the sale of that inventory to an end-user is, therefore, shown as deferred revenue. Vitesse personnel are often involved in the sales from the distributors to end customers.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        At June 30, 2009, approximately 2.8% of our inventory is consigned and located with a single customer. Consistent with our revenue recognition policy, we recognize revenue when the customer

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

pulls the inventory for use, that is when title passes to the customer and all revenue recognition criteria specified above are met.

        In accordance with SAB 104 in the licensing of technology and other intangibles, delivery does not occur for revenue recognition purposes until the license term begins. Revenues should be recognized in a manner consistent with the nature of the transaction and related earnings process. Based on management's analysis of the license terms, and pursuant to the guidance in SAB 104, revenue related to the licensing of the intellectual property ("IP") is deferred until delivery has occurred and final acceptance of the contracted deliverables was received from the licensee.

        On December 28, 2007, the Company entered into an arrangement to license IP to a third-party. The contract is a perpetual, nonexclusive, non-transferable, irrevocable license for specified IP. As part of the contract, we were granted a perpetual, nonexclusive, non-transferable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse received $15.0 million in license fees and royalties for the rights to certain products and technology. Of the fees and royalty payments, $10.0 million in fees was received upon delivery and acceptance of the licensed technology. The remaining $5.0 million of fees was received upon the one-year anniversary of the agreement. For a period of seven years from the effective date of the contract, licensee will pay royalties on a per unit basis, on each commercial sale incorporating the licensed products. Royalties will be accounted for when received. No royalties were received or recognized for the nine months ended June 30, 2009.

        On June 30, 2009, the Company entered into a Sale and Purchase Agreement (the "Agreement") and completed the sale, assignment and transfer of certain patents (the "Vitesse Patents") from its IP portfolio for consideration of IP revenue of $8.25 million, payment was due and received on July 15, 2009. The Company incurred $1.8 million in brokers fees related to the sale. The Company recorded the broker's fees in selling, general and administrative expense. The Vitesse Patents relate to the Company's non-core business, specifically its network processing products. Under the Agreement, the Company shall retain a non-exclusive, revocable, non-assignable, non-divisible, worldwide, fully-paid-up, royalty-free, perpetual right and license to the Vitesse Patents for the full life of such Vitesse Patents.

Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts

        We record reductions to revenue for estimated product returns and pricing adjustments, such as rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We currently do not have any existing or on-going rebate programs or policies. We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable on a monthly basis using a combination of factors, including whether any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of June 30, 2009 and September 30, 2008, is adequate. However, if the financial condition

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required. We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. Sales returns typically occur for quality related issues and allowances are based on specific criteria such as rebate agreements. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns or allowances differ from our estimates, our operations may be affected. As of June 30, 2009 and September 30, 2008, our sales return reserve was $16,000 and $54,000, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Due to their liquidity and their remaining time to maturity, the fair value of these investments approximates their carrying value.

Investments

        We have an investment in the equity securities of a privately-held company where the quoted market price is not readily available. We use the cost method, combined with other intrinsic information, to assess the fair value of the investment. If the carrying value is below the fair value of an investment at the end of any period, the investment is considered for impairment. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our investment in the equity securities of a privately-held company was $248,000 as of June 30, 2009 and September 30, 2008.

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

        Additionally, our financial instruments include our 2024 Debentures and a $30 million senior note with Whitebox VSC, LTD. ("Whitebox") (See Note 5—Debt). We have estimated the fair value of the 2024 Debentures using a convertible bond valuation model within a lattice framework. The valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and recent price quotes and trading information regarding shares of our common stock into which the debentures are convertible. The estimated fair value of the 2024 Debentures was $47.6 million and $36.5 million, as of June 30, 2009 and September 30, 2008, respectively.

        Additionally, we have identified a derivative embedded in the 2024 Debentures that is bifurcated and accounted for at fair value. We refer to this embedded derivative as the premium put (See Note 5—Debt for further discussion of the accounting and the basis for valuation). The fair value of

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

the premium put was determined to be $4.6 million as of June 30, 2009 and no fair value as of September 30, 2008.

        The senior note with Whitebox is stated at carrying value, net of unamortized debt discount, which is a reasonable estimate of fair value.

Inventory

        Inventory is stated at the lower of cost or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred, until the product is proven through testing and acceptance by the customer. At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventory is shown net of reserves of $23.9 million and $37.5 million at June 30, 2009 and September 30, 2008, respectively.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' remaining estimated useful lives, ranging from three to five years, except for leasehold improvements, which are stated at cost and amortized over the shorter of the term of the related lease or their estimated useful lives. Depreciation and amortization costs from continuing operations were $1.1 million for both quarters ended June 30, 2009 and 2008, and $3.3 million and $4.3 million for the nine months ended June 30, 2009 and 2008, respectively.

Goodwill and Other Intangible Assets

        Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We performed a two-step process at December 31, 2008 to determine: (i) whether the fair value of the Company exceeds the carrying value; and (ii) to measure the amount of an impairment loss. In the first step, we identified changes in key factors indicating an impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our asset and equity valuations, which are a component of our goodwill impairment tests. Upon completion of the first step of the impairment test for the quarter ended December 31, 2008, we determined that additional impairment analysis was required by SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the Company. The calculated fair value was then allocated to individual

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets and liabilities of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and, consequently, the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge to fully write off our goodwill balance of $191.4 million for the quarter ended December 31, 2008.

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

        For periods in which we report income from operations, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, warrants and convertible debentures. Unexercised stock options, restricted stock units and warrants are considered to be common stock equivalents if, using the treasury

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

stock method, they are determined to be dilutive. The dilutive effect of the convertible debentures is determined using the if-converted method.

        For the quarter ended June 30, 2009, the potential common shares excluded from the diluted earnings per share computation were determined to be anti-dilutive in accordance with SFAS 128. Under the treasury stock method, due to the decreasing fair market value of the Company's common stock, none of its stock options or warrants was considered to be dilutive for the quarter ended June 30, 2009. Using the if-converted method, the Company determined that the convertible debentures did not have a dilutive effect on earnings for the quarter.

        For the nine months ended June 30, 2009, the Company recorded a loss from operations and in accordance with SFAS 128, all outstanding potential common shares were excluded from the diluted earnings per share computation, as their inclusion would be anti-dilutive.

        For periods in which the Company reports a loss from operations, diluted loss per share is calculated using only the weighted average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset, or fair market value. Assets held for sale are recorded at the lesser of fair value less costs to sell or carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we verified our long-lived assets were not impaired as of the time of the goodwill impairment. There were no impairment charges in the three and nine months ended June 30, 2009 and 2008.

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

Share-Based Compensation

        The Company has in effect several stock plans under which incentive and non-qualified stock options have been granted to employees, contractors and directors. These plans include the 2001 Stock Incentive Plan (the "2001 Plan"), the 1991 Stock Option Plan, the 1991 Directors' Stock Option Plan, and the 1999 International Stock Option Plan. SFAS 123R "Share-Based Payments," ("SFAS 123R"), requires all share-based payments to employees, including grants of employee stock options and

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than operating cash flow, as required under previous literature.

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

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, SFAS 141R is applicable to the Company's accounting for business combinations closing on or after October 1, 2009. We expect SFAS 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of October 1, 2009.

        In April 2009, the FASB issued FSP No. 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," (FSP 141R-1). FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 in the second quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact our consolidated financial position, results of operations or cash flows.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 14-1"). APB 14-1 requires us to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. APB 14-1 requires us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. APB 14-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that APB 14-1 will have on our financial statements.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

        In April 2009 the FASB issued three related Staff Positions: (i) FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly," ("FSP 157-4"), (ii) SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP 115-2") and ("FSP 124-2"), and (iii) SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP 107") and ("APB 28-1"), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of this statement did not have an impact on our results of operation, financial position or cash flow.

        In May 2009, the FASB issued FAS No. 165, "Subsequent Events," ("FAS 165"). The purpose of FAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted this statement for our quarter ended June 30, 2009, and the adoption did not have an impact on our results of operations, financial position or cash flows.

        In June 2009, the FASB issued FAS No. 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("FAS 168"). FAS 168 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FAS 168 also replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which will be our year ending September 30, 2009. The adoption of this statement is not expected to have a material impact on our results of operations, financial position or cash flows.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 2. Supplemental Financial Information

Inventory

        The following table presents the details of the Company's inventory:

	June 30, 2009	September 30, 2008
	(in thousands)
Inventory:
Raw materials	$1,713	$3,067
Work-in-process	9,218	13,926
Finished goods	13,005	20,473

Total	$23,936	$37,466

Property, Plant and Equipment

        The following table presents the details of the Company's property, plant and equipment:

	June 30, 2009	September 30, 2008
	(in thousands)
Property, Plant and Equipment:
Machinery and equipment	$90,010	$90,493
Furniture and fixtures	766	678
Computer equipment	9,834	8,942
Leasehold improvements	5,703	5,692
Construction in progress	77	1,027

	106,390	106,832
Less: Accumulated depreciation and amortization	(98,971)	(98,748)

Total	$7,419	$8,084

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 2. Supplemental Financial Information (Continued)

Accrued Expenses and Other Current Liabilities

        The following table presents the details of the Company's accrued expenses and other current liabilities:

	June 30, 2009	September 30, 2008
	(in thousands)
Accrued Expenses and Other Current Liabilities:
Accrued legal fees and settlements	$142	$4,588
Accrued wages, commissions and benefits	2,808	6,203
Accrued vacation	2,801	2,720
Accrued software license agreements	1,996	326
Accrued income taxes	362	2,598
Accrued expenses	227	1,675
Accrued commissions	57	89
Miscellaneous taxes	163	353
Interest payable	901	1,270
Customer prepayments and deposits	143	143
Other	225	277

Total	$9,825	$20,242

Net Revenues by Product Markets

        The following table presents net revenues by product markets:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Carrier Networking Products	$16,689	$22,596	$51,582	$68,051
Enterprise Networking Products	14,960	19,841	43,987	56,702
Non-Core Products	4,707	12,604	20,174	38,423

Total Product Net Revenues	$36,356	$55,041	$115,743	$163,176

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 2. Supplemental Financial Information (Continued)

Intellectual Property Revenues

        The following table presents intellectual property revenues by licensing:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Intellectual Property Revenues	$8,250	$—	$13,250	$—

Net Revenues by Geographic Area

        The following table presents net product revenues by geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
North America(1)	$12,198	$25,545	$47,091	$78,961
Asia Pacific	20,507	23,167	49,534	65,574
Europe	3,651	6,329	19,118	18,641

Total Net Revenues	$36,356	$55,041	$115,743	$163,176

(1)
North America includes USA, Canada and Mexico

        The Company believes a substantial portion of the product sold to original equipment manufacturers ("OEMs") and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in North America and Europe.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 2. Supplemental Financial Information (Continued)

Computation of Net Income (Loss) per Share

        The following table presents the computation of income and loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)		(in thousands, except per share data)
Income (loss) from continuing operations	$12,410	$(591)	$(184,634)	$(1,744)
Income from discontinued operations	71	1,703	71	8,101

Net income (loss)	$12,481	$1,112	$(184,563)	$6,357

Weighted average number of shares (basic)	230,906	223,556	229,098	223,556
Effect of dilutive common stock equivalents from restricted stock units	830	—	—	—

Weighted average number of shares (diluted)	231,735	223,556	229,098	223,556
Income (loss) per share (basic and diluted):
Continuing operations	$0.05	$0.00	$(0.81)	$(0.01)
Discontinued operations	0.00	0.01	0.00	0.04

Net income (loss)	$0.05	$0.01	$(0.81)	$0.03

        For the three months ended June 30, 2009, the Company used the treasury stock method to determine the dilutive effect of outstanding stock options, restricted stock units and warrants. Due to the decreasing fair market value of the Company's common stock, none of its stock options or warrants was considered to be dilutive for that period. Using the if-converted method, the Company determined that the convertible debentures did not have a dilutive effect on earnings for the quarter.

        For the nine months ended June 30, 2009 and the three and nine months ended June 30, 2008, the Company reported a loss from operations. For periods in which the Company reports a loss from operations, diluted loss per share is calculated using only the weighted average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 2. Supplemental Financial Information (Continued)

        The income and loss per share calculations do not include the effect of the following weighted average potential common shares:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Outstanding stock options	21,605	19,562	21,638	20,599
Outstanding restricted stock units	—	—	351	—
Outstanding warrants	150	150	150	150
Convertible debentures	37,981	37,981	37,981	37,981

Total potential common shares excluded from calculation	59,736	57,693	60,120	58,730

Note 3. Goodwill

        We account for goodwill and other intangible assets in accordance with SFAS 142. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or, more frequently, if we believe indicators of impairment exist. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill to its carrying value. Fair value of goodwill is determined by using a valuation model based on an analysis of: (i) the Company's market capitalization; (ii) comparable public company valuations (a market approach); and (iii) the future cash flows expected to be generated by the Company (an income approach). Fair value of other intangible assets is determined by discounted future cash flows, appraisals or other methods. Carrying value of goodwill as of June 30, 2009 and September 30, 2008 was $0 and $191.4 million, respectively. No activity or adjustments to goodwill except for the impairment charge for the quarter ended December 31, 2008 occurred for the periods ended June 30, 2009 and September 30, 2008.

Other Intangible Assets

        Other intangible assets consist primarily of existing technologies, customer relationships and covenants "not-to-compete" acquired in past business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The carrying value of intangible assets at June 30, 2009 and September 30, 2008 was $1.8 million and $0.9 million, respectively. For other intangible assets and long-lived assets, in accordance with SFAS 144, we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of long-lived assets is determined based on market value. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the fair value attributable to the asset is less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we amortize over the remaining estimated useful life of the asset.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 4. Discontinued Operations and Assets Held for Sale

        On October 29, 2007, the Company completed its sale of a portion of the Storage Products business to Maxim Integrated Products, Inc. ("Maxim") for $62.8 million, with a gain on the sale of approximately $21.5 million, plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement. Maxim acquired the Company's SAS/SATA expander product markets, enclosure and baseboard management devices, and certain other assets of the Storage Product business. Assets sold include inventory, property and equipment, goodwill and intangible assets of $35.5 million. As part of the sale, Maxim assumed a liability for employees' accrued vacation of $300,000. The gain was reduced by costs of completing the sale in the amount of $1.6 million.

        Debt issuance costs related to the Tennenbaum Capital Partners ("TCP") debt of $3.5 million were included in the calculation of the gain on the sale pursuant to the accounting guidance in EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF 87-24") which requires any costs related to financing that must be paid off with the proceeds of the sale of specific assets to be included in the determination of the gain or loss on sale. In accordance with EITF 87-24 we have allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of the Storage Product business. Pursuant to an amendment to the debt agreement with TCP, we were required to pay the debt to TCP from the Storage Products division sale proceeds. Accordingly, for the nine months ended June 30, 2008, interest expense of approximately $16.9 million was included in discontinued operations. The interest expense included a "make-whole" payment of $16.4 million and interest expense and amortization of deferred financing fees of $0.5 million.

        We recorded amounts in discontinued operations in accordance with SFAS 144. Accordingly, we reported the results of operations of the Storage Products business in discontinued operations within the Company's statement of operations for the nine months ended June 30, 2008. The sale of the Storage Products division closed on October 29, 2007.

        On December 22, 2008, we closed the sale of the Colorado land and building to a third-party. The gross sales price was $6.5 million. The facility was previously used for the Storage Products business, which was discontinued and sold on October 29, 2007 and had remained unused since. As a result, the net book value of $3.2 million was reported as "Asset Held for Sale" on the September 30, 2008 balance sheet. We recognized a gain of approximately $2.9 million on this sale in the first quarter of fiscal 2009.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 5. Debt (Continued)

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

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. Our 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures") includes a repurchase right for 113.76% of the principal amount of the 2024 Debentures on October 1, 2009 (the "premium put") that we have identified as an embedded derivative requiring bifurcation and accounting at fair value because the economic and risk characteristics of the premium put meet the criteria for separate accounting as set forth in SFAS 133. We estimate the approximate fair value of the premium put as the difference between the estimated value of the 2024 Debentures with and without the premium put feature. The fair value of the 2024 Debentures, both with and without the embedded premium put feature, was estimated using a convertible bond valuation model within a lattice framework. The valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and recent price quotes and trading information regarding shares of our common stock into which the 2024 Debentures are convertible. Our analysis is premised on the assumption that the holder would act in a manner that maximizes the potential return, or "payoff", at any given point in time. Included in this premise is the assumption that the holder would compare the potential return associated with each available alternative, including, as specified in the terms of the contract, holding the debt instrument, exercising an equity conversion option, or exercising a put option. As a component of this, we incorporated a market participant consideration as to the Company's capacity to fulfill the contractual obligations associated with each alternative, including the Company's ability to fulfill any cash settlement obligation associated with exercise of the put option. Based on our analysis, we determined

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 5. Debt (Continued)

that the fair value of the premium put is most sensitive to the estimated amount of funds available for settlement of the liability on October 1, 2009. More specifically, fair value of the premium put is positively correlated to the estimated amount of cash proceeds expected to be received at exercise. Should the premium put have value, any gain or loss on the fair value of the premium put will be reflected in current earnings. The result of our valuation analysis was that premium put was estimated to have $4.6 million fair value as of June 30, 2009 and no fair value as of September 30, 2008. The primary driver of the change in fair value between these dates was an increase in the amount of funds available for cash settlement between the measurement dates.

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

        In accordance with the November 3, 2006 amendments to the 2024 Debentures, the October 1, 2009 repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the three months ended June 30, 2009 and 2008, interest expense relating to the 2024 Debentures was $0.4 million. For the nine months ended June 30, 2009 and 2008, interest expense relating to the 2024 Debentures was $1.1 million. Outstanding 2024 Debentures were $96.7 million at June 30, 2009 and September 30, 2008.

        On October 29, 2007, we completed a $30.0 million financing with Whitebox, net of $0.8 million of debt discount. The loan has a four-year term. Unamortized debt discount as of June 30, 2009 and September 30, 2008 was approximately $0.4 million and $0.6 million, respectively. In connection with securing the debt, the Company paid approximately $2.3 million in fees that are recorded as debt issuance costs in Other Assets on the accompanying balance sheets. These fees are being amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of June 30, 2009 and September 30, 2008 were approximately $1.3 million and $1.8 million, respectively. The annual interest rate on the unpaid principal is the greater of 8.5% or LIBOR plus 4% during the interest period ending on the interest date. The loan is secured by substantially all of our assets. The Company and Whitebox also entered into a Senior Unsecured Convertible Note Purchase Agreement that gives Whitebox the right, until the third anniversary of the initial funding, to purchase convertible notes in an aggregate principal amount of up to $30.0 million, which we would use to repay amounts outstanding

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 5. Debt (Continued)

under the loan. These convertible notes, if issued, would be convertible into the common stock of Vitesse at a conversion price of $2.00 per share, subject to adjustment. At June 30, 2009 and September 30, 2008, the effective interest rate on the loan was 10.6485% and 11.082%, respectively. For the three and nine months ended June 30, 2009, interest expense was $0.6 million and $1.9 million, respectively. The agreement contains various restrictive covenants. As of June 30, 2009, we were in compliance with the terms of the covenants. According to the terms of the Whitebox Agreement, under certain circumstances, repayment of the 2024 Debentures would require that the Company to immediately pay to Whitebox the lesser of (A) the aggregate principal amount of the outstanding Whitebox debt, including accrued and unpaid interest and (B) 25% of the aggregate amount of the 2024 Debentures redeemed. Prior to June 30, 2009, the Company was pursuing alternatives to refinance or raise funds to pay the convertible subordinated debt that in management's judgment met the terms in the Whitebox debt agreement that did not require payment of the Whitebox debt simultaneously with the payment of the convertible subordinated debt. As of June 30, 2009, management has concluded that the alternatives currently being pursued to generate funds to pay the convertible subordinated debt would not meet the terms in the Whitebox debt agreement and accordingly has classified the Whitebox debt as current based on the anticipation that payment of all or a portion of the convertible subordinated debt pursuant to the premium put would require simultaneous payment of all or a portion of the Whitebox debt.

Note 6. Income Taxes

        The provision for income taxes as a percentage of income from continuing operations before income taxes was (5.84%) for the nine months ended June 30, 2009 compared to 16.6% for the comparable period in the prior year. For the year ending September 30, 2009, the Company's estimated effective tax rate is (5.84%). The Company's effective tax rate for fiscal 2009 is primarily impacted by the $191.4 million goodwill impairment recorded during the first quarter of 2009.

        At October 1, 2008, the Company had net deferred tax assets of $441.5 million before considering the effect of the valuation allowance. These deferred tax assets are primarily composed of net operating loss ("NOL") carryforwards. The following table details the amount and expiration of the federal net operating loss carryforwards included in the deferred tax asset (in thousands):

	Gross Amount	Amount without Limitation	Year of expiration
Federal net operating loss carryforwards	$147,561	$105,896	2020-2021
	337,040	206,258	2022-2023
	111,240	71,147	2024-2025
	50,908	50,908	2026-2027

Total federal net operating loss carryforwards	$646,749	$434,209

        We have available federal research and development tax credit carryforwards of approximately $13.8 million, net of a FIN 48 allowance. The following table details the amount and expiration of the

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 6. Income Taxes (Continued)

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

        The total amount of gross unrecognized tax benefits decreased by $70,000 for potential state tax liabilities. Included in the balance of unrecognized tax benefits of $29.2 million, as of June 30, 2009, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009, no material interest or penalties were accrued due to the existence of significant net operating losses which would offset any potential tax liabilities.

        In the event of a change in control of the ownership of the Company, the ability of the Company to use the NOL's and credits in future taxable periods may be impaired. A change in control occurs whenever there is a shift in ownership by more than fifty percentage points by one or more five-percent shareholders within a three year period. Based on our current analysis of changes in shareholder ownership, we believe that an ownership change has not occurred. Accordingly, we have not presented any amount as an uncertain tax position under FIN 48. Any carryforwards that will expire prior to utilization will be removed from the deferred tax assets with a corresponding reduction in the valuation allowance.

        The Company is subject to taxation in the US and various state and foreign jurisdictions. The Company recently concluded an examination by the Internal Revenue Service for the tax years ended September 30, 2004 through September 30, 2006. The audit resulted in an adjustment that reduced the Company's federal NOL carryforwards. Effectively, all of the Company's tax years in which a tax NOL has been carried forward to the present are subject to examination by the federal, state, and foreign tax authorities. Therefore, the Company cannot estimate the range of unrecognized tax benefits that may significantly change within the next twelve months because of the Internal Revenue Service examination.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 7. Shareholders' Equity

Preferred Stock

        The Company is authorized to issue up to 10,000,000 shares of non-voting convertible preferred stock, with a par value of $0.01 per share, of which 500,000 were reserved for issuance under the Rights Plan, described below, and none were outstanding as of June 30, 2009 and September 30, 2008.

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

Common Stock

        The Company is authorized to issue up to 500,000,000 shares of common stock, with a par value of $0.01 per share, of which 230,905,580 shares and 226,205,580 shares were outstanding as of June 30, 2009 and September 30, 2008, respectively.

Share-Based Compensation Plans

        The Company has in effect several share-based plans under which non-qualified and incentive stock options and restricted stock awards have been granted to employees, consultants and outside directors. Options generally vest over three or four years and have contractual lives of 10 years. Restricted stock awards generally vest over three or four years.

        On January 23, 2001, the Company's shareholders approved the adoption of the 2001 Stock Incentive Plan (the "2001 Plan"), which replaced the 1991 Stock Option Plan (the "1991 Plan") that expired in August 2001 and the 1991 Directors' Stock Option Plan that expired in January 2002. The 2001 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant to employees, consultants and directors of non-qualified stock options and certain share-based awards as determined by the Board of Directors or the Compensation Committee of the Board of Directors. The 2001 Plan was amended in September 2008 to, among other things; simplify the criteria for determining the grant price of options granted under the plan.

        Under all stock option plans, a total of 82,091,418 shares of common stock have been reserved for issuance and 52,532,437 shares remained available for future grants as of June 30, 2009.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 7. Shareholders' Equity (Continued)

        The following table summarizes compensation costs related to the Company's share-based compensation plans (in thousands) for the periods ended June 30:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$169	$203	$528	$690
Research and development	242	282	678	1,016
Selling, general and administrative	386	362	1,175	1,685

Share-based compensation expense related to continuing operations	797	847	2,381	3,391
Share-based compensation expense related to discontinued operations	—	—	—	(284)

Total share-based compensation expense	$797	$847	$2,381	$3,107

        In addition to the share-based compensation expense related to the Company's plans, we recorded $16,000 of share-based compensation expense during the nine months ended June 30, 2008 related to the employee stock appreciation rights. Pursuant to SFAS 123R, the stock appreciation rights are considered liability awards and as such, these amounts are accrued in the liability section of the balance sheet.

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

        The fair values of the Company's stock options granted in the periods ended June 30, 2009 and 2008 were calculated for expense recognition using an estimated forfeiture rate, assuming no expected dividend, and using the following weighted average assumptions:

	Nine Months Ended June 30,
	2009	2008
Expected life (in years)	5.50-5.91	4.68
Expected volatility	65.0%-84.6%	66.2%
Risk-free interest rate	1.79%-3.25%	4.1%
Weighted-average estimated fair value	$0.23	$0.58

        The Company's determination of the fair value of stock option awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107, using an option-pricing model, however, that

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 7. Shareholders' Equity (Continued)

value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise.

        Activity under all stock option plans during the nine-month period ended June 30, 2009 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding, September 30, 2008	18,273,632	$7.02	4.86	$212
Granted	4,666,630	0.37
Cancelled or expired	(1,425,660)	8.22

Options outstanding, June 30, 2009	21,514,602	5.49	5.36	—

Options exercisable, June 30, 2009	15,290,868	$7.30	4.08	$—

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

        A summary of RSU activity during the nine-month period ended June 30, 2009 is as follows:

Shares
Restricted stock outstanding, September 30, 2008	—
Awarded	3,609,233
Forfeited	(156,605)

Restricted stock outstanding, June 30, 2009	3,452,628

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

June 30, 2009

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

        In connection with the Offer, the Company amended the eligible options and granted restricted stock to all holders of the eligible options. In accordance with SFAS 123R, the tender offer constituted a modification of the tendered options in combination with an inducement to accept the modification in the form of a grant of RSU's. The Company recorded compensation expense as a result of the modification of the options and the grant of the inducement award equal to the change in the fair value of the original options immediately before the modification and that fair value of the modified options combined the inducement award immediately after the modification. Option fair values were determined using the Black-Scholes valuation model and the fair value of the restricted stock was equal to the market price of the Company's stock on the date of modification.

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

Note 8. Legal Proceedings

        We and certain current or former directors and officers of Vitesse were named in multiple shareholder derivative and securities class actions. These actions were filed starting in April 2006 and were based on allegations of stock option backdating and accounting manipulations. We also have received a grand jury subpoena from the United States Attorney's Office and were subject to an SEC investigation.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

Note 8. Legal Proceedings (Continued)

The Derivative and Securities Class Actions

        On April 7, 2008, the District Court approved the settlement of the consolidated securities class actions filed against Vitesse and certain current or former directors and officers of Vitesse alleging violations of §§10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on behalf of a class of purchasers of Vitesse common stock. The settlement of the consolidated securities class actions included a cash payment to the settlement fund of $10.2 million: $8.75 million to be paid by Vitesse's directors' and officers' liability insurers and a total of $1.45 million to be paid by Louis R. Tomasetta and Eugene F. Hovanec, two of the former executives of Vitesse. The same two former executives also contributed all shares of Vitesse common stock that they owned, totaling 1,272,669 shares. In addition, on September 22, 2008, Vitesse contributed 2,650,000 shares of Vitesse common stock with a fair market value of $2.4 million, but no cash, to the settlement fund.

        On August 11, 2008, the Court granted final approval of settlements in the federal and state derivative actions filed on behalf of Vitesse against certain current or former directors and officers of Vitesse, and nominally against Vitesse alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code §§25402 and 25403. As part of the settlement of the federal and state derivative actions, the Company adopted certain Corporate Governance measures. Three former executives of Vitesse, Messrs. Tomasetta, Hovanec, and Mody, released the Company from all rights to future indemnification and costs of defense in the related SEC and Department of Justice investigations. Vitesse retained the right to continue its state court action against KPMG, LLP, its former independent registered public accounting firm.

        On January 14, 2009, Vitesse contributed 4,700,000 shares of Vitesse common stock, with a fair market value of $4.2 million to cover the attorneys' fees and expenses of the derivative plaintiffs' counsel. The Court entered final judgment implementing all of the above referenced terms and the case is concluded in all respects.

        The Corporate Governance measures include implementing certain policies, procedures and guidelines relating to stock option grants and compensation decisions, incorporating greater shareholder participation in the procedures for nominating independent directors, adopting additional standards of director independence, adding a "lead independent director," and incorporating additional accounting policies, procedures and guidelines to be incorporated as part of these measures.

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

June 30, 2009

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

The DOJ Subpoena and SEC Investigation

        In May 2006, we received a grand jury subpoena from the office of the United States Attorney for the Southern District of New York requesting documents from 1999 through the present. The Division of Enforcement of the SEC also conducted an investigation of Vitesse. The Division of Enforcement requested documents from January 1, 1995 through the present. Vitesse has cooperated with both government agencies in their investigations. While the investigation by the United States Attorney is still on-going, the staff of the Division of Enforcement of the SEC has agreed to recommend to the Commission, a proposed settlement which would conclude for the Company all matters arising from the SEC investigation into historical stock option practices and certain other accounting irregularities. Under the proposed settlement, the Company would pay a $3.0 million civil penalty and consent to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. In connection with the Company's settlement with the staff of the Division of Enforcement of the SEC, we recorded a $3.0 million expense related to the civil penalty payable to the SEC. The proposed settlement is contingent on the review and approval of final documentation by the Company and the staff of the Division of Enforcement of the SEC, and is subject to final approval by the Commission.

KPMG Lawsuit

        On June 13, 2007, the Company filed a lawsuit in the Superior Court for the County of Los Angeles against KMPG LLP ("KPMG"), its former independent registered public accounting firm, alleging that KPMG was negligent in auditing the Company's stock option grants and financial statements during the years 1994 to 2000. The Company later amended its Complaint to include the years 2001 to 2004.

        On June 15, 2009, the Company announced that it had reached a settlement with KPMG. Pursuant to this settlement, KPMG agreed to pay the Company $22.5 million and forgive all past indebtedness. Additionally, the parties agreed to execute mutual general releases of all claims. In June 2009, the Company received full payment of the settlement amount, net of fees, expenses and outstanding indebtedness. The Company recorded the net proceeds and the forgiveness of the debt, totaling $16.0 million, as a credit to accounting remediation and reconstruction expense and litigation costs.

Potential Payroll Tax Liabilities Related to Backdating of Stock Options

        On June 29, 2009, the Company obtained final determination from the Internal Revenue Service ("IRS") regarding a settlement of payroll taxes, penalties and interest related to the exercise of backdated stock options during the calendar years 2004 through 2006. During that period, certain non-qualified stock options were improperly classified and treated as incentive stock options for tax purposes, resulting in underpayment of payroll taxes. The Company agreed to pay approximately $900,000 in full satisfaction of the federal income tax liabilities and remitted payment in July 2009.

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

Overview

        Over the last ten years, the worldwide proliferation of the Internet and the rapid growth in the volume of data being sent over Local Area Networks ("LANs") and Wide Area Networks ("WANs") has placed a tremendous strain on the existing communications infrastructure. Communication service providers have sought to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner. The resulting demand for increased bandwidth and services has created a need for faster, larger and more complex networks. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has been growing significantly.

        We are a leading supplier of high-performance integrated circuits ("ICs") principally targeted at systems manufacturers in the communications and storage industries. Within the communications industry, our products address Carrier and Enterprise networking, where they enable data to be transmitted at high-speeds and processed and switched under a variety of protocols.

        In recent years, we have focused our product development and marketing efforts on products that leverage the convergence of Carrier and Enterprise Networking onto IP-based networks. These Next-Generation Networks share the requirements of high reliability, scalability, interoperability and low cost. Increasingly, these networks will be delivered based on Ethernet technology. We believe that products in this emerging technology area represent the best opportunity for us to provide differentiation in the market.

        In Storage, our products address primarily enterprise class storage systems and blade-servers using Fibre Channel and Serial Attached SCSI ("SAS")/Serial Attached ATA ("SATA") protocols. Our customers include leading communications and storage OEMs. On October 29, 2007, the Company completed its sale of a portion of the Storage Products business to Maxim Integrated Products, Inc. ("Maxim"). Maxim acquired the Company's SAS/SATA expander product markets, enclosure and baseboard management devices and certain other assets of the Storage Product business.

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

Fiscal 2009 Actions

        On January 26, 2009, the Company reduced the base salaries of its named executive officers, effective February 1, 2009, as follows: (i) Mr. Gardner—20% reduction; (ii) Mr. Yonker—10% reduction; (iii) Mr. Green—10% reduction; and (iv) Mr. Nuss—10% reduction. Also effective February 1, 2009, the Company suspended all matching contributions for its named executive officers in connection with the Company's 401(k) plan. In addition, there were reduced wages and benefits to substantially all other employees of the Company. These actions shall remain effective through the end of the Company's 2009 fiscal year.

        As of March 31, 2009, the Company had eliminated 64 positions; approximately 12% of our total workforce. Of these positions, 53 positions, or approximately 10%, of the reductions, related to full-time employees; the remaining reductions related to temporary staffing. The Company did not incur any facilities costs related to workforce reductions. All actions related to workforce reductions through March 31, 2009 are complete and the Company does not have any additional reductions planned for the remainder of the fiscal year. A severance expense of $0.5 million is included in our operating results for the nine months ended June 30, 2009.

Our Business Product Lines

        Beginning in 2008, Vitesse classified product revenues into three markets: Carrier Networking, Enterprise Networking and Non-Core. These classifications reflect the major trends in our product lines and how they map into our customer base. In addition, we have an IP revenue stream that was introduced in the last quarter of 2008 and continued with the sale of certain patents in the third quarter of 2009.

Carrier Networking

        The telecommunications Carrier Global Network, which includes networks delivering voice and data services, has grown dramatically to a complex combination of networks. These networks are often classified into groups such as Wide Area Networks ("WANs"), Metropolitan Area Networks ("MANs"), Multi-Service Access Networks ("MSANs"), and Radio Access Networks ("RANs"). Each of these types of networks has their own set of technical and operational challenges. These evolving networks must deliver more bandwidth and provide increasing data-based capabilities to provide "quadruple play" services that integrate voice, data and video traffic over both wired and wireless networks. To address this problem, Carriers are increasingly trying to map Ethernet services and connectivity more efficiently into their existing networks. They may even replace their legacy network with new all-IP/Ethernet-based networks. Broadly, Ethernet technology upgraded to meet these requirements is being referred to as "Carrier Ethernet." It is, in effect, an adaptation of Ethernet to provide the same features and functions that have traditionally been provided by "telecom" protocols such as Synchronous Optical Network ("SONET/SDH"), Plesiochronous Digital Hierarchy ("PDH"), etc. Because of the complexity of the Carrier networks, products sold into these applications have long design cycles, typically two to four years from design start to production, and long life cycles, typically five to ten years or more.

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

Enterprise Networking

        Enterprise Networks generally include equipment dedicated to the communication of voice and data services within large enterprise organizations. An Enterprise Network will typically be comprised of one or more LANs computer systems including workstations and servers, as well as one or more Service Access Networks ("SANs"). Enterprise Networks will also typically include broadband connections to Carrier Networks for the broader communication of voice and/or data outside of the enterprise. Enterprise Networks are often classified into groups depending on their size and complexity. Typical categories are large Enterprise, data center switching, small-medium enterprise ("SME"), small medium business ("SMB"), and small office home office ("SOHO"). Similar to Carrier Networks, Enterprise Networks are going through an evolution to provide more bandwidth, (i.e. more data at higher speeds) and more reliability, interoperability, and scalability. Ethernet-based networks, which are already widely deployed in LANs, are becoming more prevalent in other enterprise applications such as data center switching and SANs. Enterprises are paring down their multiple networks (telephone, LAN, video conferencing, wireless, and remote mirroring/backup) to a common switched IP/Ethernet-based infrastructure. Ethernet technology that is being upgraded to meet these new requirements is generally referred to as "Converged Enhanced Ethernet." In addition, Enterprise Networks are migrating from fast 100 Mbps Ethernet to Gigabit Ethernet and from Gigabit Ethernet to 10 Gigabit Ethernet. This transition is still in the early stages and expected to accelerate over the next several years. The complexity of products within the Enterprise Networks varies dramatically based on the product application. Products at the "low-end" of the network, in SOHO, SME, and low-end SME applications typically have fast design cycles in the order of six to 12 months and short life cycles, in the order of two to four years. Products sold into applications at the "high-end" of Enterprise such as data center switching and high-end SME have longer design cycles, typically one to two years from design start to production and long life cycles, typically three to five years or more. Vitesse provides a variety of products into Enterprise Networking applications. These generally include: (i) Ethernet MACs, switches, and routers; (ii) GbE Cu PHYs; (iii) Integrated Cu PHY and switch products; and (iv) Signal Integrity products including backplane transceivers, CDRs and crosspoint switches.

Non-Core

        Products that do not substantially sell into the Carrier or Enterprise Networking markets or require little or no current or future investment have been classified as Non-Core products. Today, these products include legacy products from our Fibre Channel storage products line, our Raid-on-Chip processor line, our network processor product line and our packet-based fabric switch product line.

Intellectual Property

        In 2008, we began to leverage our substantial IP portfolio into licensing opportunities with third-parties. We offer a variety of IP "cores" and design services in deep submicron, 130 nm and 65 nm process technologies. To date, our primary focus has been our Gigabit Ethernet Cu PHY and switch technologies as well as high-speed PHYs and signal integrity "cores".

        We anticipate being able to exploit our many years of technology development by providing this technology to systems suppliers and other semiconductor suppliers in the form of IP via licensing arrangements. We believe we are in a unique position to supply such IP to other IC vendors as we are either the technology or low-power leader for such intellectual property, or such IP is only available from IC vendors that are competing in the same markets as the companies looking for such IP. As a smaller, more focused and specialized IC vendor, we are less likely to compete with those companies.

        On June 30, 2009, the Company entered into a Sale and Purchase Agreement (the "Agreement") and completed the sale, assignment and transfer of certain patents (the "Vitesse Patents") from its intellectual property portfolio for consideration of IP revenue of $8.25 million. Payment was due and received on July 15, 2009. The Company incurred $1.8 million in broker's fees related to the sale. The Company recorded the broker's fees in selling, general and administrative expense. The Vitesse Patents relate to the Company's non-core business, specifically its network processing products.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, allowance for doubtful accounts, sales returns, inventory valuation, goodwill and purchased intangible asset valuations, share-based compensation expense and income taxes. We base our estimates and assumptions on current facts, historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues, costs and expenses that are not apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

Revenue Recognition, Sales Returns Reserve and Allowance for Doubtful Accounts

        In accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as well as SAB No. 104, "Revenue Recognition," ("SAB 104") we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We recognize revenue on goods shipped directly to customers at the time of shipping, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all distributors, utilizing information provided by the distributors. As of June 30, 2009, these distributors maintained inventory balances of $4.9 million, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers. Payments received from distributors for inventory shipped to them, in advance of the sale of that inventory to the end-user, are shown as deferred revenue. Vitesse personnel are often involved with the sales from the distributors to end customers.

        At June 30, 2009, approximately 2.8% of our inventory is consigned and located with a single customer. Consistent with our revenue recognition policy, we recognize revenue when the customer pulls the inventory for use, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        On December 28, 2007, the Company entered into an arrangement to license IP to a third-party. The contract is a perpetual, non-exclusive, non-transferable, irrevocable license for specified intellectual property. As part of the contract, we were granted a perpetual, non-exclusive, non-transferable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse received $15.0 million in license fees and royalties for the rights to certain products and technology. Of the fees and royalty payments, $10.0 million in fees was received upon delivery and acceptance of the licensed technology. The remaining $5.0 million of fees was received upon the one-year anniversary of the agreement. For a period of seven years from the effective date of the contract, licensee will pay royalties on a per unit basis, on each commercial sale incorporating the licensed products. Royalties will be accounted for when received. No royalties were received or recognized for the nine months ended June 30, 2009.

        On June 30, 2009, the Company entered into a Sale and Purchase Agreement (the "Agreement") and completed the sale, assignment and transfers of certain patents (the "Vitesse Patents") from its intellectual property portfolio for consideration of IP revenue of $8.25 million with such payment due and received on July 15, 2009. The Company incurred $1.8 million in broker's fees related to the sale. The Company recorded the broker's fees in selling, general and administrative expense. The Vitesse Patents relate to the Company's non-core business, specifically its network processing products.

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

        We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable on a monthly basis based on a combination of factors. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of June 30, 2009 and September 30, 2008, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

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

        If such indicators are present, we compare the fair value of the goodwill to its carrying value. Fair value of goodwill is determined by considering the Company's market capitalization, discounted cash flows, and a market approach as of the valuation date. In considering the Company's market capitalization, an estimated premium to reflect the fair value on a control basis is applied. This premium is estimated based on an evaluation of control premiums identifiable in comparable transactions.

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

        These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, and long-term growth rates. It is reasonably possible that the estimates and assumptions used to value these assets differ from future actual results. If our actual results, or the estimates and assumptions used in future impairment analyses, are lower than the original estimates and assumptions used to assess the recoverability of these assets, we could incur additional impairment charges.

        During the quarter ended December 31, 2008, we identified changes in key factors indicating a possible impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our valuations, which are a component of our goodwill impairment tests. Upon completion of the first step of the impairment test for the quarter ended December 31, 2008, we determined that additional impairment analysis was required by SFAS 142. The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the Company. The calculated fair value was then allocated to individual assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge to fully write-off our goodwill balance of $191.4 million for the quarter ended December 31, 2008.

        Other intangible assets, which consist primarily of technology and IP, are amortized over their estimated useful lives. The remaining lives of these assets range from less than one year to three years. As required by SFAS 144, we verified our long-lived assets were not impaired as of the time of the goodwill impairment.

Valuation of Repurchase Right on Subordinated Debentures

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. Our 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures") includes a repurchase right for 113.76% of the principal amount of the 2024 Debentures on October 1, 2009 (the "premium put") that we have identified as an embedded derivative requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the premium put meet the criteria for separate accounting as set forth in SFAS 133. We estimate the approximate fair value of the premium put as the difference between the estimated value of the 2024 Debentures with and without the premium put feature. The fair value of the 2024 Debentures, both with and without the embedded premium put feature, was estimated using a convertible bond valuation model within a lattice framework. The valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding shares of our common stock into which the 2024 Debentures are convertible. Our analysis is premised on the assumption that the holder would act in a manner that maximizes the potential return, or "payoff", at any given point in time. Included in this premise is the assumption that the holder would compare the potential return associated with each available alternative, including, as specified in the terms of the contract, holding the debt instrument, exercising an equity conversion option, or exercising a put option. As a component of this, we incorporated a market participant consideration as to the Company's capacity to fulfill the contractual obligations associated with each alternative, including the Company's ability to fulfill any cash settlement obligation associated with exercise of the put option. Based on our analysis, we determined that the fair value of the premium put is most sensitive to the estimated amount of funds available for settlement of the liability on October 1, 2009. More specifically, fair value of the premium put is positively correlated to the estimated amount of cash proceeds expected to be received at exercise. Should the premium put have value, any gain or loss on the fair value of the premium put will be reflected in current earnings. The result of our valuation analysis was that premium put was estimated to have $4.6 million fair value as of June 30, 2009 and no fair value as of September 30, 2008. The primary driver of the change in fair value between these dates was an increase in the amount of funds available for cash settlement between the measurement dates.

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

        SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability. Because the share-based compensation expense recognized in the statements of operations for the periods ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeitures from the estimates made at grant date could result in more or less non-cash compensation expense in comparable periods.

Assets and Liabilities of a Business Held for Sale

        In accordance with SFAS 144 we classify the assets and liabilities of a business as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held for sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. On December 22, 2008, we closed the sale of the Colorado land and building to a third-party. The gross sales price was $6.5 million. The facility, which was previously used for the Storage Products business, remained unused since the sale of that business on October 29, 2007. As a result, the net book value of $3.2 million was reported as 'Asset Held for Sale' on the September 30, 2008 balance sheet. We recognized a gain of approximately $2.9 million on this sale in the first quarter of fiscal 2009.

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

        The Company maintains a valuation allowance on the deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these deferred tax assets in future tax periods. The valuation allowance is based on estimates of future taxable income by tax jurisdiction in which the Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities. SFAS 123R allows the benefit related to deductible temporary differences attributable to non-qualified stock options to be credited to additional paid-in-capital when realized. Because the Company is in a net operating loss position as of September 30, 2008 and 2007, it may not recognize a benefit arising from non-qualified stock options for those respective years.

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. As of September 30, 2008 and 2007, management has placed a valuation allowance against all deferred tax assets based on its overall assessment of the risks and uncertainties. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at June 30, 2009 and September 30, 2008.

Research and Development

        Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including share-based compensation expense. Research and development expense also includes costs related to engineering design tools, masks and prototyping costs, subcontracting costs and facilities expenses.

Impact of Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, SFAS 141R is applicable to the Company's accounting for business combinations closing on or after October 1, 2009. We expect SFAS 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of October 1, 2009.

        In April 2009 the FASB issued FSP No. 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," (FSP 141R-1). FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not anticipate that the adoption of SFAS 160 will have a material impact on our financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 in the second quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact our consolidated financial position, results of operations or cash flows.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 14-1"). APB 14-1 requires us to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. APB 14-1 requires us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. APB 14-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that APB 14-1 will have on our financial statements.

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

        In April 2009 the FASB issued three related Staff Positions: (i) FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly," ("FSP 157-4"), (ii) SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP 115-2") and ("FSP 124-2"), and (iii) SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP 107") and ("APB 28-1"), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of this statement did not have an impact on our results of operation, financial position or cash flow.

        In May 2009, the FASB issued FAS No. 165, "Subsequent Events," ("FAS 165"). The purpose of FAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted this statement for our quarter ended June 30, 2009, and the adoption did not have an impact on our results of operations, financial position or cash flows.

        In June 2009, the FASB issued FAS No. 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("FAS 168"). FAS 168 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FAS 168 also replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which will be our year ending September 30, 2009. The adoption of this statement is not expected to have a material impact on our results of operations, financial position or cash flows.

Results of Operations for the Three and Nine Months Ended June 30, 2009 compared to the Three and Nine Months Ended June 30, 2008

        The following table sets forth certain consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenues	38.7%	50.8%	44.9%	49.0%
Engineering, research and development	25.1%	22.6%	26.1%	23.0%
Selling, general and administrative	25.6%	26.5%	24.6%	23.1%
Accounting remediation & reconstruction expense & litigation costs	(29.6)%	3.8%	(7.6)%	5.4%
Goodwill impairment	0.0%	0.0%	148.4%	0.0%
Amortization of intangible assets	0.8%	0.6%	0.8%	1.4%

Costs and expenses	60.6%	104.3%	237.2%	101.9%
Income (loss) from operations	39.4%	(4.2)%	(137.2)%	(1.9)%
Other (expense) income:
Interest expense, net	(13.0)%	(2.0)%	(6.3)%	(1.7)%
Other (expense) income, net	(0.1)%	6.4%	0.0%	2.6%

Other (expense) income, net	(13.1)%	4.4%	(6.2)%	0.9%
Income tax (benefit) expense	(1.6)%	0.0%	(0.5)%	(0.3)%
Minority interests in earnings of consolidated subsidiary	0.0%	(1.2)%	0.0%	(0.4)%

Income (loss) from continuing operations before discontinued operations	27.9%	(1.0)%	(143.0)%	(1.1)%
Discontinued operations
Income from discontinued operations	0.2%	3.1%	0.1%	5.0%

Net income (loss)	28.1%	2.1%	(143.1)%	3.9%

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

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$16,689	45.9%	$22,596	41.1%	$(5,907)	(26.1)%
Enterprise Networking Products	14,960	41.1%	19,841	36.0%	(4,881)	(24.6)%
Non-Core Products	4,707	12.9%	12,604	22.9%	(7,897)	(62.7)%

Net Product Revenues	$36,356	100.0%	$55,041	100.0%	$(18,685)	(33.9)%

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$51,582	44.6%	$68,051	41.7%	$(16,469)	(24.2)%
Enterprise Networking Products	43,987	38.0%	56,702	34.7%	(12,715)	(22.4)%
Non-Core Products	20,174	17.4%	38,423	23.5%	(18,249)	(47.5)%

Net Product Revenues	$115,743	100.0%	$163,176	100.0%	$(47,433)	(29.1)%

        Net product revenues for the third quarter of fiscal 2009 were $36.4 million compared to $55.0 million for the same period in fiscal 2008. This decrease of $18.7 million or 33.9% was driven primarily by overall weaker customer demand and inventory corrections that our customers have implemented in response to the severely depressed global economic environment. Carrier Networking was down $5.9 million or 26.1% due to a decline in both processing and physical layer products which was partially offset by growth in switching products. Enterprise Networking was down $4.9 million or 24.6% due to a decline in CuPhy and Ethernet switch product segments. Sales of Non-Core Products were down $7.9 million or 62.7% due to a strong decline in Raid-on-Chip Processor products, Network Processor Products and legacy physical layer components. Our Non-Core Products are product lines that have had minimal on-going investment over the prior three years and as a result have generally been in decline. We believe that these product lines are likely to be subject to more severe inventory control and corrections by our customers.

        For the nine months ended June 30, 2009 and 2008, net product revenues decreased $47.4 million, or 29.1%, driven primarily by overall weaker customer demand and inventory corrections that our customers have implemented in response to the severely depressed global economic environment. Carrier Networking was down $16.5 million, or 24.2%, due to a decline across both processing and physical layer product segments. Enterprise Networking was down $12.7 million or 22.4% due to a decline in CuPHY and Ethernet switch product segments. Sales of Non-Core Products were down $18.2 million or 47.5% due to a strong decline in Raid-on-Chip processor products, network processor products and legacy physical layer components. These percentage decreases reflect a decline in order volume.

Intellectual Property Revenues

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Amount	% of Licensing Revenues	Amount	% of Licensing Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual Property revenues	$8,250	100.0%	$—	100.0%	$8,250	100.0%

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008
	Amount	% of Licensing Revenues	Amount	% of Licensing Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual Property revenues	$13,250	100.0%	$—	100.0%	$13,250	100.0%

        In the third quarter of 2009, we entered into the Agreement to sell certain patents from our IP portfolio for consideration of $8.3 million with such payment due and received on July 15, 2009. We incurred $1.8 million in brokers fees related to the sale. We recorded the broker's fees in selling, general and administrative expense. The patents relate to our non-core business, specifically its network processing products.

        For the nine months ended June 30, 2009, licensing revenues of $13.3 million included IP revenue of $8.3 million from the sale of patents from our IP portfolio and $5.0 million from an arrangement, entered into in the first quarter of 2009, to license IP to a third-party. On December 28, 2007, the Company entered into an arrangement to license IP to a third-party. Specific deliverables to the licensee were defined in the agreement and required acceptance from the licensee. Under the agreement, Vitesse received $15.0 million in license fees for the rights to certain products and technology. Of the fees, $10.0 million was recognized upon delivery and acceptance of the licensed technology in the fourth quarter of 2008. The remaining $5.0 million was recognized upon the one-year anniversary of the agreement in the first quarter of 2009. No royalties were received or recognized for the quarter ended June 30, 2009.

Cost of Revenues

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Cost of revenues	$17,282	$27,965	$(10,683)	(38.2)%
Percent of net revenues	38.7%	50.8%

	Nine Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Cost of revenues	$57,957	$79,977	$(22,020)	(27.5)%
Percent of net revenues	44.9%	49.0%

        As a fabless semiconductor company, we use third-parties (including TSMC, IBM, Chartered, Amkor, ASAT and ASE) for wafer fabrication and assembly services. Our cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; and (iii) labor and overhead costs associated with product procurement and testing. It is customary in the semiconductor industry for product prices to decline over time. Therefore, it is imperative that we continue to reduce our cost of revenues for mature products, by focusing our efforts on improving operating efficiencies, including reducing the price of purchased materials, improving product yields and cycle times and reducing scrap.

        Our cost of revenues decreased from $28.0 million for the three months ended June 30, 2008 to $17.3 million for the same period in fiscal 2009, primarily due to a decline in product sales. As a percentage of net revenues, our cost of revenues were 38.7% in the third quarter of fiscal 2009 compared with 50.8% in the third quarter of fiscal 2008, due to sales of IP that carry no cost of sales. Additionally, we have taken cost reduction efforts to re-size operations for lower product sales volume. As a percentage of product revenues, our cost of revenues were 47.5% in the third quarter of fiscal 2009, compared with 50.8% in the third quarter of 2008 due to ongoing efforts in yield improvement and general cost reduction.

        Year-to-date through June 30, 2009, our cost of revenues decreased to $58.0 million from $80.0 million in the same period of fiscal 2008. As a percentage of net revenues, our cost of revenues were 44.9% for the nine months ended June 30, 2009 compared to 49.0% in the same period of fiscal 2008.

        There was no cost of revenues associated with IP licensing revenues of $8.3 million and $13.3 million in the three and nine months ended June 30, 2009, respectively. As a percentage of product revenues, excluding IP revenue, cost of revenues were 47.5% and 50.1% in the three and nine months ended June 30, 2009, respectively, due to ongoing efforts in yield improvement and general cost reduction.

  Engineering, Research and Development

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Engineering, research and development	$11,200	$12,458	$(1,258)	(10.1)%
Percent of net revenues	25.1%	22.6%

	Nine Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Engineering, research and development	$33,720	$37,584	$(3,864)	(10.3)%
Percent of net revenues	26.1%	23.0%

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

        Engineering, research and development expenses decreased $1.3 million or 10.1% to $11.2 million in the third quarter of fiscal 2009 compared to $12.5 million in the third quarter of fiscal 2008. Engineering, research and development expenses decreased $3.9 million or 10.3% to $33.7 million for the nine months ended June 30, 2009, compared to $37.6 million in the nine months ended June 30, 2008. The decreases were due to continued cost control measures including more efficient utilization of mask sets, outside services and travel.

        We believe that continued investment in the design and development of future products is vital to maintaining a competitive edge. We have closely monitored our known and forecasted revenue, demand and operating expense run rates. We continue to seek opportunities to focus research and development activities and will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Selling, General and Administrative

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Selling, general and administrative	$11,412	$14,570	$(3,158)	(21.7)%
Percent of net revenues	25.6%	26.5%

	Nine Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Selling, general and administrative	$31,761	$37,758	$(5,997)	(15.9)%
Percent of net revenues	24.6%	23.1%

        Selling, general and administrative expense consists primarily of personnel-related expenses, including share-based compensation expense, legal and other professional fees, facilities expenses, outside labor and communications expenses.

        In the third quarter of fiscal 2009, selling, general and administrative expense decreased by 21.7% or $3.2 million compared to the third quarter of fiscal 2008. As a percentage of net revenues, selling, general and administrative expense decreased from 26.5% to 25.6%. The decrease is primarily due to a decrease in compensation-related expenses of $1.4 million as a result of salary reductions and head count reductions. The Company also realized a reduction in professional services charges of $2.1 million. Due to extensive cost-reduction efforts, facilities, travel and supplies expenses decreased by a total of $0.6 million from the third quarter of 2008. In the third quarter of fiscal 2008, we recognized bad debt from a customer that went out of business. In the same period of fiscal 2009, we did not recognize any bad debt, resulting in a decrease in selling, general and administrative expense of $0.4 million. During the quarter, the Company incurred $1.8 million in brokers fees related to the sale of certain intellectual property patents. Other sales related costs decreased by $0.4 million during the quarter due to lower operating results, resulting in a net increase in sales related costs of $1.4 million.

        Year to date through June 30, 2009, selling, general and administrative expense decreased by 15.9% or $6.0 million compared to the same period last year. As a percentage of net revenues, selling, general and administrative expense increased from 23.1% to 24.6%. The reductions in costs were driven primarily by a decrease in compensation-related charges of $2.4 million as a result of salary reductions and head count reductions. Due to extensive cost-reduction efforts, facilities, travel and supplies expenses decreased by a total of $1.9 million and share-based compensation decreased by $0.5 million due to the vesting of a substantial number of stock options during the first fiscal quarter of 2009. During the period, professional fees decreased by $2.3 million compared to the same period in 2008. In the third quarter of fiscal 2008, we recognized bad debt from a customer that went out of business. In the same period of fiscal 2009, we did not recognize any bad debt, resulting in a decrease in selling, general and administrative expense of $0.4 million. During the period, the Company incurred $1.8 million in brokers fees related to the sale of certain intellectual property patents. Other sales related costs decreased by $0.5 million during the period due to lower operating results, resulting in a net increase in sales related costs of $1.3 million. Additionally, during the nine months ended June 30, 2009, we recognized a gain on the sale of our Colorado building of $2.9 million. In the same period of fiscal 2008, we recognized a gain on the sale of fixed assets of $3.2 million, a difference of $0.3 million.

Accounting Remediation & Reconstruction Expense & Litigation Costs

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense & litigation costs	$(13,206)	$2,067	$(15,273)	(738.9)%
Percent of net revenues	(29.6)%	3.8%

	Nine Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense & litigation costs	$(9,742)	$8,813	$(18,555)	(210.5)%
Percent of net revenues	(7.6)%	5.4%

        Accounting remediation and reconstruction expense and litigation costs consisted of fees incurred to resolve certain legal issues, remediate control deficiencies, and transition accounting and reporting responsibilities to full-time staff, in addition to the settlement of audits, investigations and lawsuits related to prior accounting periods. For the three months ended June 30, 2009 and 2008, we recognized a net credit of $13.2 million and a charge of $2.1 million, respectively. The credit balance of $13.2 million is primarily made up of the following:

        During the quarter, we reached a settlement with KPMG, our former public accounting firm, in which KPMG agreed to pay us $22.5 million and forgive all of our past indebtedness. For the three months ended June 30, 2009, we recorded the settlement amount, net of fees and expenses, resulting in a net credit of $16.0 million.

        During the three months ended June 30, 2009, we also reached a settlement with the IRS related to the exercise of backdated stock options. As the settlement was less than we had previously estimated and accrued, we recorded a credit of $0.7 million during the quarter.

        In connection with our pending settlement with the SEC, as proposed by the staff of the Division of Enforcement related to the their investigation into the Company's historical stock option practices and certain other accounting irregularities, we recorded a $3.0 million accrual during the three months ended June 30, 2009.

        Year-to-date, we recognized a net credit of $9.7 million in fiscal 2009 and a charge of $8.8 million in fiscal 2008. In 2009 and 2008, we incurred fees in connection with the preparation and issuance of our 2006 and 2007 financial statements and the remediation of other issues related to the restatement of our September 30, 2005 balance sheet. Costs of work performed on stock option accounting and inventory valuation, revision of our revenue recognition policies, and other legal and financial issues were $4.1 million and $8.8 million for the nine months ended June 30, 2009 and 2008, respectively. For the nine months ended June 30, 2009, we recorded a net credit of $16.0 million related to the settlement with KPMG, and a credit adjustment of $0.7 million resulting from the IRS settlement for less than estimated. During the period, we also accrued $3.0 million in expenses related to the estimated pending fine from the SEC.

        Accounting remediation and reconstruction costs are expected to decrease during the remainder of fiscal 2009 as we resolve certain legal issues.

Goodwill Impairment

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Goodwill Impairment	$—	$—	$—	0.0%
Percent of net revenues	0.0%	0.0%

	Nine Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Goodwill Impairment	$191,418	$—	$191,418	100.0%
Percent of net revenues	148.4%	0.0%

        During the quarter ended December 31, 2008, we identified changes in key factors indicating a possible impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our valuations which are a component of our goodwill impairment tests. Upon completion of the first step of the impairment test for the quarter ended December 31, 2008, we determined that additional impairment analysis was required by SFAS 142. The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the Company. The calculated fair value is then allocated to individual assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets and liabilities of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and, consequently, the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge to fully write off our goodwill balance of $191.4 million for the quarter ended December 31, 2008. (See Note 3—Goodwill in the accompanying financial statements).

Amortization of Intangible Assets

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$362	$310	$52	16.8%
Percent of net revenues	0.8%	0.6%

	Nine Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$1,068	$2,204	$(1,136)	(51.5)%
Percent of net revenues	0.8%	1.4%

        Amortization of intangible assets was $362,000 in the third quarter of fiscal 2009, compared to $310,000 for the same period in fiscal 2008. For the nine months ended June 30, 2009, amortization expense was $1.1 million compared to $2.2 million in the same period of fiscal 2008. The decrease in amortization expense is primarily due to intangible assets related to our prior acquisitions of Cicada Semiconductor Corporation becoming fully amortized during fiscal 2008.

Interest Expense, net

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Interest expense, net	$(5,804)	$(1,112)	$(4,692)	421.9%
Percent of net revenues	(13.0)%	(2.0)%

	Nine Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Interest expense, net	$(8,104)	$(2,706)	$(5,398)	199.5%
Percent of net revenues	(6.3)%	(1.7)%

        Interest expense, net of interest income, increased by $4.7 to $5.8 million in the third quarter of fiscal 2009. For the nine months ended June 30, 2009, we recorded the fair value of the premium put of $4.6 and no fair value for the same period prior year. The primary driver of the change in fair value between these dates was an increase in the amount of funds available for cash settlement between the measurement dates. In addition, interest expense was $3.5 million, an increase of $0.8 million from the same period in the prior year. In October 2007, in connection with the sale of the Storage Products business, the Company replaced its debt to Tennenbaum Capital Partners ("TCP") with a note to Whitebox VSC, Ltd. ("Whitebox"). Interest expense incurred on the TCP debt in fiscal 2008 was recorded as a component of discontinued operations. Interest expense on the debt with Whitebox is reflected in interest expense. For fiscal 2009, nine months interest expense was incurred on the Whitebox debt compared to eight months of interest incurred on the debt during the comparable period of 2008. Interest expense on the subordinated 2024 Debentures for fiscal 2009 was consistent with fiscal 2008. Although the Company maintained higher average cash balances, significant declines in interest rates earned on deposit accounts from fiscal 2008 to fiscal 2009 reduced the amount of interest income included in net interest expense.

Other Income (Expense), net

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Other income (expense), net	$(38)	$3,513	$(3,551)	(101.1)%
Percent of net revenues	(0.1)%	6.4%

	Nine Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Other income (expense), net	$58	$4,236	$(4,178)	(98.6)%
Percent of net revenues	0.0%	2.6%

        Other income, net of other, expense was $38,000 in the third quarter of fiscal 2009 compared to other income, net of expense was $3.5 million in the third quarter of fiscal 2008. The decrease is due to recording gains on the sale of available-for-sale securities held by Vitesse and its subsidiaries in the third quarter of 2008, we did not record similar transactions for the three months ended 2009.

        For the nine months ended June 30, 2009, other income, net of other expense, was $58,000 a decrease of $4.2 million from the same period of fiscal 2008. This decrease is primarily due to recording gains on the sale of available-for-sale securities held by Vitesse and its subsidiaries in the third quarter of 2008 with the remaining due to recording income related to the settlement of a breach of contract lawsuit and a gain on sale of scrap material in the first quarter of 2008, we did not record similar transactions for the nine months ended 2009.

Income Tax (Benefit) Expense

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Income tax (benefit) expense	$(696)	$3	$(699)	(23300.0)%
Percent of net revenues	(1.56)%	0.0%

	Nine Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Income tax (benefit)	$(600)	$(546)	$(54)	9.9%
Percent of net revenues	(0.5)%	(0.3)%

        Income tax benefit was $0.7 million for the third quarter of fiscal 2009 compared to income tax expense of $3,000 for the third quarter of fiscal 2008. Income tax benefit represents the impact of taxable losses for the three months ended June 30, 2009 and adjustments to deferred tax assets and the related valuation allowance. For the three months ended June 30, 2008, income tax expense represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards after the allocation of income tax expense to discontinued operations.

        Income tax benefit was $0.6 million for the nine months ended June 30, 2009 compared to income tax benefit of $0.5 million for the nine months ended June 30, 2008. Net income tax expense represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards and adjustments to deferred tax assets and the related valuation allowance. Income tax benefit for the nine months ended June 30, 2008 reflects the impact of taxable losses for the period after the allocation of income tax expense to discontinued operations.

Minority Interest in Earnings of Consolidated Subsidiary

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Minority interest in earnings of consolidated subsidiary	$—	$(660)	$660	(100.0)%
Percent of net revenues	0.0%	(1.2)%

	Nine Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Minority interest in earnings of consolidated subsidiary	$1	$(660)	$661	(100.2)%
Percent of net revenues	0.0%	(0.4)%

        A minority interest in the operations of our consolidated joint ventures, the Vitesse Venture Fund, L.P. and the Vitesse Venture Fund, L.P. II (together, "the Funds"), was recorded in the first quarter of fiscal 2009, representing the limited partners' interest in the Funds' operating expenses, including licensing and bank fees. A minority interest in the income of our consolidated joint venture was recorded in the third quarter of fiscal 2008, representing the limited partners' interest in the Fund's gain on the sale of available-for-sale securities. The limited partners' portion of the gain totaled $660,000 for the quarter and nine months ended June 30, 2008.

Income and gain on the sale of discontinued Storage Products

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Gain (loss) on discontinued Storage Products business, net	$71	$1,703	$(1,632)	(95.8)%
Percent of net revenues	0.2%	3.1%

	Nine Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands, except percentages)
Gain (loss) on discontinued Storage Products business, net	$71	$8,101	$(8,030)	(99.1)%
Percent of net revenues	0.1%	5.0%

        On October 29, 2007, the Company completed its sale of a portion of the Storage Products business to Maxim Integrated Products, Inc. ("Maxim") for $62.8 million, with a gain on the sale of approximately $21.5 million, plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement. Maxim acquired the Company's SAS/SATA expander product markets, enclosure and baseboard management devices and certain other assets of the Storage Product business. Assets sold included inventory, property & equipment, goodwill and intangible assets of $35.5 million. As part of the sale, Maxim assumed a liability for employees' accrued vacation of $0.3 million. The gain was reduced by costs of completing the sale in the amount of $1.6 million.

        Debt issuance costs related to the TCP debt of $3.5 million were included in the calculation of the gain on the sale pursuant to the accounting guidance in EITF Issue 87-24, "Allocation of Interest to Discontinued Operations" ("EITF 87-24"), which requires any costs related to financing that must be paid off with the proceeds of the sale of specific assets to be included in the determination of the gain or loss on the sale. In accordance with EITF 87-24, we allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of the Storage Product business. Pursuant to an amendment to the debt agreement with TCP we were required to pay the debt to TCP from the Storage Products division sale proceeds. Accordingly, for the nine months ended June 30, 2008, interest expense of approximately $16.9 million was included in discontinued operations. Interest expense included a "make-whole" payment of $16.4 million and interest expense and amortization of deferred financing fees of $0.5 million.

        For the three and nine months ended June 30, 2009, income from discontinued operations was $71,000, which included $71,000 of income from the earn-out, net of tax.

        For the three months ended June 30, 2008, income from discontinued operations was $1.7 million, which included $1.7 million of income from the earn-out and residual operations, net of tax. For the nine months ended June 30, 2008, results of discontinued operations were comprised of the gain on the sale of $21.5 million, offset by the loss on discontinued operations of $13.4 million, net of tax of $1.0 million.

        For the nine months ended June 30, 2008, we reported the results of operations of the Storage Products business as discontinued operations in the Company's statement of operations in accordance with SFAS 144.

        The following table sets forth selected operating results:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net revenues	$—	$73	$—	$2,656

Income (loss) from continuing operations before income taxes	11,714	72	(185,235)	(1,630)
Provision for income tax benefit (expense)	(696)	3	(600)	(546)
Minority interests in earnings of consolidated subsidiary	—	(660)	1	(660)
Income from discontinued operations	71	1,703	71	8,101

Net income	$12,481	$1,112	$(184,563)	$6,357

  Liquidity

        Cash and cash equivalents increased to $51.4 million at June 30, 2009, from $36.7 million at September 30, 2008, as a result of the following:

	Nine Months Ended June 30,
	2009	2008
	(in thousands)
Net cash provided by (used in) operating activities	$12,251	$(27,188)
Net cash provided by investing activities	2,449	66,189
Net cash used in financing activities	—	(31,267)

Net increase in cash and cash equivalents	$14,700	$7,734
Cash and cash equivalents at beginning of period	36,722	25,976

Cash and cash equivalents at end of period	$51,422	$33,710

        In the nine months ended June 30, 2009, our operating activities provided $12.3 million in cash. Our net loss of $184.6 million for the nine months ended June 30, 2009 included $4.6 million of fair value adjustment to the premium put, $3.3 million of depreciation, $2.4 million of stock-based compensation, and $191.4 million of goodwill impairment offset by the gain on sale of the Colorado building of $2.9 million. In the nine months ended June 30, 2008, our operating activities used $27.2 million in cash. This was primarily the result of a $6.4 million net income from continuing and discontinued operations, $20.0 million in net non-cash operating expenses, which includes the gain on sale of the Storage Products business of approximately $21.5 million and $13.6 million net cash used by changes in operating assets and liabilities.

        Accounts receivable increased $8.6 million from $6.3 million at September 30, 2008 to $14.9 million at June 30, 2009. The increase is primarily due to the sale of patents from our intellectual property portfolio for $8.25 million. Inventories decreased $13.5 million from $37.5 million at September 30, 2008 to $23.9 million at June 30, 2009, as we reduced our inventory purchases to reflect the reduction in revenues and our channel partners and distributors took action to reduce their inventory in response to current economic slowdown. We were able to respond quickly to the change in demand, reducing orders to our suppliers. Our inventory levels will continue to be determined based upon the level of purchase orders we receive, our ability and the ability of our customers to manage inventory levels. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

        Accrued expenses decreased by $5.9 million, including reductions of accrued income taxes and accrued wages. The decrease is primarily due to finalizing the settlement of the derivative and employee lawsuits of approximately $4.5 million and reduction in accrued wages resulting from resolution of the IRS audit on stock compensation for $1.6 million. Accrued income taxes decreased by $2.2 million primarily due to tax payments made during the nine months ended June 30, 2009. In addition, deferred revenue decreased by $2.1 million as a result of the decline in distributor purchases.

        Investing activities provided cash of $2.4 million in the nine months ended June 30, 2009, which was primarily the result of the proceeds from the sale of the Colorado building for $6.0 million, net of commissions and transactions costs, partially offset by capital expenditures of approximately $1.5 million and additions to intangibles of $2.0 million. For the nine months ended June 30, 2008, investing activities provided cash of $66.2 million which was primarily the result of the proceeds from the sale of Storage Products business to Maxim for $62.8 million in cash in the first quarter of 2008.

        We did not enter into any financing activities for the nine months ended June 30, 2009. In the first nine months of fiscal 2008, our financing activities used $31.3 million in cash, which was primarily a result of the repayment of our $59.5 million debt with TCP, offset by the proceeds received from Whitebox for $29.3 million. (See Debt Note in the accompanying financial statements).

        Our operating expenses for the nine months ended June 30, 2009 include expenses related to our restructuring and remediation efforts, which were offset by $13.8 million credit comprised of approximately $16.0 million net proceeds received in settlement with our prior accounting firm, $3.0 million expense related to a fine from the SEC for past accounting irregularities and an adjustment of $0.7 million reduction in costs for settlement of an IRS audit. (See Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations). These remediation and restructuring costs are expected to continue to decrease during the remainder of fiscal 2009 as we resolve certain legal issues.

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

        On December 22, 2008, we closed the sale of the Colorado land and building to a third-party. The gross sales price was $6.5 million and cash received after commissions and transaction costs was $6.0 million. The facility was previously used for the Storage Products business, which was discontinued and sold on October 29, 2007 and had remained unused since. As a result, the net book value of $3.2 million was reported as "Asset Held for Sale" on the September 30, 2008 balance sheet. We recognized a gain of approximately $2.9 million on this sale in the first quarter of fiscal 2009.

        On June 30, 2009, the Company entered into the "Agreement" and consummated the sale, assignment and transfers of certain patents (the "Vitesse Patents") from its intellectual property portfolio for consideration of IP revenue of $8.25 million with such payment due and received in July, 2009. The Company incurred $1.8 million in brokers fees related to the sale. The Company recorded the broker's fees in selling, general and administrative expense. The Vitesse Patents relate to the Company's non-core business, specifically its network processing products. On July 14, 2009, we received full payment of $8.25 million.

        Management believes we have sufficient resources to fund our normal operations through at least September 30, 2009. However, on October 1, 2009 the holders of our 2024 Debentures have the right to require us to repurchase the 2024 Debentures for 113.76% of the principal amount of the 2024 Debentures to be purchased, which results in an additional payment of $13.3 million on the

$96.7 million of outstanding 2024 Debentures. According to the terms of the Whitebox Agreement, under certain circumstances, repayment of the 2024 Debentures would require that the Company to immediately pay to Whitebox the lesser of (A) the aggregate principal amount of the outstanding Whitebox debt, including accrued and unpaid interest and (B) 25% of the aggregate amount of the 2024 Debentures redeemed. Prior to June 30, 2009, the Company was pursuing alternatives to refinance or raise funds to pay the convertible subordinated debt that in management's judgment met the terms in the Whitebox debt agreement that did not require payment of the Whitebox debt simultaneously with the payment of the convertible subordinated debt. As of June 30, 2009, management has concluded that the alternatives currently being pursued to generate funds to pay the convertible subordinated debt would not meet the terms in the Whitebox debt agreement and accordingly has classified the Whitebox debt as current based on the anticipation that payment of all or a portion of the convertible subordinated debt pursuant to the premium put would require simultaneous payment of all or a portion of the Whitebox debt. Further, concern regarding our ability to refinance the debt has resulted in the reduction of our credit limit by one of our larger vendors and may result in additional reductions in our credit limits as long as there is uncertainty regarding our ability to refinance the debt. Although we remain current in our obligations to this and all other of our vendors, reductions in our credit limits by our vendors could significantly reduce our available cash balance.

        We are working to either renegotiate the terms of or find a means to repay the 2024 Debentures. However, to date, we have not been able to renegotiate those terms or find a source of financing to repurchase or refinance the 2024 Debentures. If we have insufficient cash to repurchase all of the 2024 Debentures tendered for repurchase, our failure to repurchase such 2024 Debentures would likely result in an event of default under the 2024 Debentures and cause an event of default under our $30 million secured debt agreement, which in turn would likely result in an acceleration of that debt as well. In November 2008, our Board of Directors formed a Strategic Development Committee (the "SDC") for the purpose of exploring strategic alternatives. In December 2008, we hired a financial advisor to assist the SDC with its efforts and in 2009 we hired an additional financial advisor to advise and assist the SDC with potential strategies for restructuring the terms of the 2024 Debentures. The SDC is continuing to explore strategic alternatives for repayment of the 2024 Debentures and strategies for restructuring the terms of the 2024 Debentures. There can be no assurance that we will be successful in raising additional capital, entering into any strategic transaction or renegotiating or settling all or any part of the 2024 Debentures prior to October 1, 2009. If we are unable to renegotiate or settle the 2024 Debentures, our business, financial condition and results of operations will likely be materially and adversely affected, as a result of these circumstances there exists significant uncertainty about the Company's ability to continue as a going concern. (See "Risk Factors" below for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.)

Long-Term Debt, Contingent Liabilities and Operating Leases

        The following table summarizes our significant contractual obligations as of June 30, 2009:

	Payment Obligation by Year (in thousands)
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt	$—	$—	$30,000	$—	$—	$—	$30,000
Convertible subordinated debt	96,700	—	—	—	—	—	96,700
Operating leases	2,998	3,084	2,957	2,925	1,744	1,252	14,961
Inventory and related purchase obligations	7,749	—	—	—	—	—	7,749
Software licenses	6,648	5,173	42	—	—	—	11,863

Total	$114,095	$8,258	$32,999	$2,925	$1,744	$1,252	$161,273

        Currently, $96.7 million of the 2024 Debentures are outstanding. Additionally, we have $30.0 million in long-term debt with Whitebox. Payments to Whitebox are interest only until the maturity date of October 29, 2011. (See Note 5—Debt in the accompanying financial statements). According to the terms of the Whitebox Agreement, under certain circumstances, repayment of the 2024 Debentures would require that the Company to immediately pay to Whitebox the lesser of (A) the aggregate principal amount of the outstanding Whitebox debt, including accrued and unpaid interest and (B) 25% of the aggregate amount of the 2024 Debentures redeemed. Prior to June 30, 2009, the Company was pursuing alternatives to refinance or raise funds to pay the convertible subordinated debt that in management's judgment met the terms in the Whitebox debt agreement that did not require payment of the Whitebox debt simultaneously with the payment of the convertible subordinated debt. As of June 30, 2009, management has concluded that the alternatives currently being pursued to generate funds to pay the convertible subordinated debt would not meet the terms in the Whitebox debt agreement and accordingly has classified the Whitebox debt as current based on the anticipation that payment of all or a portion of the convertible subordinated debt pursuant to the premium put would require simultaneous payment of all or a portion of the Whitebox debt.

        We lease facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of June 30, 2009, are included in the table above.

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

Subsequent Events

        On July 8, 2009, Vincent Chan, Ph.D. resigned as a Director from the Company's Board of Directors. Dr. Chan was an independent Director who was elected to the Board in April 2000 and served on the Compensation, Nominating and Corporate Governance committees.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Cash Equivalents and Investments

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2009, the carrying value of our cash and cash equivalents approximated fair value because of the ready market for the cash instruments.

        Our investment in the equity securities of a privately-held company is valued using the cost method. The value of this investment is subject to market fluctuations and other economic conditions which could cause the amount to be realized upon sale of the investment to differ from the current reported value.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2009, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009 our disclosure controls and procedures were not effective;

        In addition, management has identified the following material weaknesses in our internal control over financial reporting:

  •
  The Company did not fully implement controls to help prevent or detect instances of intentional override or intervention of our controls or intentional misconduct by employees or management.

  •
  We did not maintain sufficient policies and procedures over the administration and accounting for stock options.

  •
  Our information systems lack sufficient controls limiting access to key applications and data.

  •
  We did not maintain a sufficient segregation of duties to decrease the risk of inappropriate accounting.

  •
  Account reconciliations of balance sheet accounts were not always properly and timely performed, and the reconciliations and their supporting documentation were not always consistently reviewed.

  •
  Effective controls to ensure the completeness, accuracy, and timeliness of the financial accounting process were not fully designed or implemented. Major weaknesses included controls over inventory, revenue recognition, and the recording of payroll.

  •
  The major weakness in inventory included a lack of accuracy and basis for valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

  •
  We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements and business environment.

Changes in Internal Control over Financial Reporting

        Management is committed to remediating the material control weaknesses identified and implementing changes to the Company's internal control over financial reporting. During this fiscal year, we have continued to focus on our internal controls and have taken steps to strengthen controls in response to the identified material weaknesses. Significant internal control and process improvements have been implemented to enhance effectiveness including:

  •
  We have segregated accounting and reporting duties, including but not limited to the segregating of payroll accounting, cash accounts, and accounting reviews.

  •
  We have increased our internal controls over the month-end reporting process by requiring that all journal entries have supporting documentation and are reviewed, and balance sheet accounts are reviewed and reconciled monthly.

  •
  We have hired more experienced staff in accounting and payroll, and have provided additional training to existing staff.

  •
  We have made investments in accounting information system software and have implemented a new payroll system to ensure more timely and accurate reporting.

  •
  We require routine, in depth analysis of inventory as well as timely transaction reporting and detail review of inventory stages and reserve levels.

  •
  We have improved our revenue recognition process to ensure compliance with the SEC and GAAP reporting requirements.

  •
  We utilize a third party administrator for our share-based compensation transactions to ensure independence and accuracy. Company management reviews all share-based compensation transactions. Additionally, new procedures and approval policies require systematic authorization to ensure that all stock option transactions adhere to the Company's approved plans and stated policies and have appropriate supporting documentation.

  •
  To ensure independent monitoring of our controls, we have outsourced our internal control test work.

  •
  We are developing specific accounting and finance policies and standardized processes in all critical accounting areas, including accounts receivable and inventory reserves, areas currently requiring subjective management judgment and discretion.

        In addition to the continuing changes noted above, for the period ended June 30, 2009, we have made the following changes to our internal control over financial reporting:

  •
  Increased controls around the physical count of inventory at onsite and offsite locations.

  •
  Increased segregation of access to the Company's general ledger accounting system.

  •
  Documented the Company's new accounting processes and controls.

  •
  Provided training on the Company's reporting systems to accounting personnel.

        As a result of the above actions, we believe our control environment and specifically controls over our financial reporting process, have improved substantially. We are currently conducting extensive assessments of the effectiveness of the remediated internal control over financial reporting, and will make the determination as of the end of the fourth quarter if our controls are operating with level of effectiveness and sustainability to prevent a material error from occurring and not being detected in a timely manner.

        We are investing in ongoing efforts to continuously improve the control environment and have committed considerable resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls.

        Please see further discussion of our controls and procedures in Part II, Item 9A. Controls and Procedures in Form 10-K to the Annual Report on Form 10-K for the year ended September 30, 2008.

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
  Risks Relating to Our Business; and

  •
  Risks Relating to our Current and Prior Financial Statements and Related Matters.

Risks Relating to Our Liquidity; Financing Arrangements and Capital Commitments

We have not been able to renegotiate the terms of our 1.5% Convertible Subordinated Debentures Due 2024 (the "2024 Debentures") or raise the capital necessary to repurchase some or all of the 2024 Debentures, consequently there is substantial risk that we may not be able to continue as a going concern.

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

        We are working to either renegotiate the terms of, or find a means to repay the 2024 Debentures. However, to date, we have not been able to renegotiate those terms or find a source of financing to repurchase or refinance some or all of the 2024 Debentures. If we have insufficient cash to repurchase all of the 2024 Debentures tendered for repurchase, our failure to repurchase such 2024 Debentures would likely result in an event of default under the 2024 Debentures and cause an event of default under our $30 million secured debt agreement, which in turn would likely result in an acceleration of that debt as well. In November 2008, our Board of Directors formed a Strategic Development Committee (the "SDC") for the purpose of exploring strategic alternatives. In December 2008, we hired a financial advisor to assist the SDC with its efforts and in 2009 we hired an additional financial advisor to advise and assist the SDC with potential strategies for restructuring the terms of the 2024 Debentures. The SDC is continuing to explore strategic alternatives for repayment of the 2024 Debentures and strategies for restructuring the terms of the 2024 Debentures. There can be no assurance that we will be successful in raising additional capital, entering into any strategic transaction or renegotiating or settling all or any part of the 2024 Debentures prior to October 1, 2009. If we are unable to renegotiate or settle the 2024 Debentures our business, financial condition and results of operations will likely be materially and adversely affected, as a result of these circumstances there exists significant uncertainty about the Company's ability to continue as a going concern.

If required, our ability to repurchase our debentures with cash may be limited and failure to repurchase the debentures could constitute an event of default.

        Our ability to repurchase the 2024 Debentures may be limited by law, by the indenture associated with the 2024 Debentures, by the terms of other agreements relating to our senior debt, and by such indebtedness and agreements as may be entered into, replaced, supplemented, or amended from time to time. We may be required to refinance our debt in order to make such payments. We may not have the financial ability to repurchase the 2024 Debentures if payment of our debt is accelerated. If we fail to repurchase the 2024 Debentures as required by the indenture, it would constitute an event of default that, in turn, may also constitute an event of default under our other debt obligations. We are unaware of any specific limitations to our ability to repurchase the debentures. Should we become aware of any specific limitations on our ability to repurchase the debentures, we will assess the impact of the limitations. We will also account for and disclose any impact to our financial statements as appropriate.

Any transaction to repurchase, refinance or renegotiate the terms of the 2024 Debentures may have a negative impact on shareholder equity value.

        We have explored a number of types of transactions in order to repurchase, refinance or renegotiate the terms of the 2024 Debentures. If we are successful in negotiating a transaction that results in the repurchase, refinance or renegotiation of the terms of the 2024, there can be no assurance that such a transaction will not result in significant dilution to the existing stockholders or otherwise have an adverse effect on the value of the Company's common stock.

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

        For the nine months ended June 30, 2009, the Company had a net loss of $185.4 million, primarily due to an impairment charge to fully write off a goodwill balance of $191.4 million. For the quarter ended June 30, 2009, the Company had a net income of $11.7 million. There can be no assurance that we will not have losses in future operating periods. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future; we anticipate future losses from operations. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

        Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 49% and 48% of our net revenue in fiscal 2008 and 2007, respectively, and 66% for the quarter ended June 30, 2009. Development and customer support operations located outside the U.S. have historically accounted for a significant percentage of our operating expenses and we anticipate that such operations will continue to be a significant percentage of our expenses. International sales and operations involve a variety of risks and uncertainties, including risks related to:

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

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to and distribution of our proprietary information. As of June 30, 2009, we had 88 U.S. patents and 14 foreign patents for various aspects of design and process innovations and have a number of pending U.S. and foreign patent applications.

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

        In reviewing past stock option grants, Vitesse determined that various stock options were granted with exercise prices that were less than the fair market value of Vitesse's common stock on the date of grant. These grants raise potential tax issues involving Code Sections 162(m) and 409A as well as income tax and employment tax withholding obligations. The issue was voluntarily disclosed to the IRS. In December 2008, we completed a tender offer in accordance with Code Sections 162(m) and 409A, to remediate a portion of the federal tax liabilities. The parties are in the process of working out resolutions to the remaining issues. On June 29, 2009, the Company obtained final determination from the Internal Revenue Service ("IRS") covering a settlement of payroll taxes, penalties and interest related to the exercise of backdated stock options during the calendar years 2004 through 2006. The Company agreed to pay approximately $900,000 in full satisfaction of the federal income tax liabilities and remitted payment in July 2009.

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

        A change of control could result in a limitation on the use of our net operating loss carryforwards.

        At October 1, 2008, we had net deferred tax assets of $441.5 million before considering the effect of the valuation allowance. These deferred tax assets are primarily composed of net operating loss ("NOL") carryforwards. Under Section 382 of the Internal Revenue Code of 1986, as amended, if we undergo an "ownership change" the amount of our pre-change operating losses that may be utilized to offset future taxable income will be subject to an annual limitation. An ownership change occurs if the percentage of stock of the Company that is owned by certain groups of less than 5% shareholders, all treated as a single shareholder for this purpose, increases by more than 50 percentage points over a three year period. The annual limitation may be increased in the event that we have overall "built-in" gains in our assets at the time of the ownership change.

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
10.11	*	Sale and Purchase Agreement, dated June 30, 2009, between the Company and a third-party purchaser (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
31.1	*	Rule13a-14(a) / 302 SOX Certification of Chief Executive Officer.
31.2	*	Rule13a-14(a) / 302 SOX Certification of Chief Financial Officer.
32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2009	VITESSE SEMICONDUCTOR CORPORATION
	By:	/s/ CHRISTOPHER R. GARDNER Christopher R. Gardner Chief Executive Officer
August 10, 2009	VITESSE SEMICONDUCTOR CORPORATION
	By:	/s/ RICHARD C. YONKER Richard C. Yonker Chief Financial Officer (Principal Financial and Accounting Officer)