Form 10-K
period 2009-09-30
VITESSE SEMICONDUCTOR CORP
filed 2009-12-14
CIK 880446

Use these links to rapidly review the document
Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of March 31, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $54,169,320, based on the closing price on that date. As of December 11, 2009 there were 403,841,802 shares of the registrant's $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

2009 ANNUAL REPORT ON FORM 10-K

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

ITEM 1.    BUSINESS

Overview

        Vitesse Semiconductor Corporation ("Vitesse" or the "Company") is a leading provider of advanced integrated circuits ("ICs") that are utilized primarily by manufacturers of networking systems for Carrier, Enterprise and Storage communications applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, cost-competitive semiconductor products. For more than 25 years, Vitesse has led the transition of new technologies in communications networks.

        Our customers include leading communications and enterprise original equipment manufacturers ("OEMs") such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Inc., IBM, Telefonaktiebolaget LM Ericsson, Fujitsu Limited, Hewlett-Packard Co., Hitachi, Ltd., Huawei Technologies Co., Ltd., H3C Technologies Co., Limited, Nortel Networks Corp., Nokia Siemens Networks B.V., Tellabs, Inc., and ZTE Corporation.

        We have a worldwide presence. As of September 30, 2009, we operated four domestic design centers in the U.S., in California, Oregon, Massachusetts, and Texas, and four international design centers in Taiwan, Denmark, Germany, and India.

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

        With exponential increases in data traffic over the last several years, data has become the dominant traffic over all networks. To address this need, the industry is developing new standards that will enable the deployment of Ethernet-based technologies deeper into the network. Broadly, Ethernet technology upgraded to meet the requirements of Carrier networks is being called "Carrier Ethernet." It is, in effect, an adaptation of Ethernet to provide the same features and functions, such as reliability, manageability and scalability, which have traditionally been provided by "telecom" protocols such as SONET/SDH. As these standards evolve, networks based on Carrier Ethernet technology will soon augment and eventually replace legacy telecom-based networks. This transition is in its infancy starting with residential access and will quickly expand into wireless access networks. This transition is expected to continue for at least the next 10 years.

        The new data-handling capabilities of the network enabled by EoS and Carrier Ethernet allow Carriers to more readily deploy new, revenue-generating, high-bandwidth services such as VoIP, IPTV, high-speed Internet, and business-class Ethernet services to homes and businesses. To deliver these services, they are deploying new access networks and new gateway devices in the office and home that are capable of delivering and terminating these various services. These networks will be deployed over a variety of physical layer alternatives such as DSL and fiber. In addition, wireless networks are migrating from 2G to 3G and eventually to 4G technologies to provide the capability to handle more and more data and video. The growth of these wireless networks, and the wired networks that interconnect them, is expected to continue at double digit rates into the foreseeable future. Increasingly, all these networks will migrate to using Ethernet as the common communication protocol.

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

        Another important trend is the emergence of cloud computing. Although in its infancy, cloud computing will increasingly move Enterprise applications and data into secure hosted applications and data "in the cloud," where it can be securely accessed from multiple locations, multiple devices, and multiple technologies. Cloud computing will increase the need for Enterprises and datacenters to be able to provide high-bandwidth, high reliability networks to interconnect elements of "the cloud." We expect that this will lead to a unification of Enterprise and Carrier Networking requirements, centered around the concept of "Converged Ethernet."

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

        More recently, there has been further migration of the Storage Networks to new protocols based on Ethernet and "Enhanced Ethernet" technologies. One example of this is Fibre Channel over Ethernet ("FCoE"). This is another example of the trend towards "Converged Ethernet." We believe that, like Carrier and Enterprise Networking, Storage Networking will evolve over time to deploy more networks based on Ethernet technology. We continue to supply products to the Storage market based on our capabilities in Ethernet switching, Ethernet physical layer signaling, signal integrity and crosspoint switch products.

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

    The emergence of new data-intensive applications such as video-on-demand ("VoD"), IPTV, next-generation wireless services including data and video, as well as data centers and cloud computing are expected to create substantial traffic growth through the communications infrastructure. This is expected to drive the deployment of additional equipment to meet capacity needs as well as new networks with new capabilities to simplify and reduce costs.

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

  •
  Increasing complexity of integrated circuits ("ICs") for communications applications and a related trend for OEMs to purchase rather than manufacture these ICs.

    We believe OEMs are increasingly focusing their efforts on providing superior software and services as a means of differentiating themselves from their competition. This, in conjunction with rising costs of developing custom Application Specific Integrated Circuits ("ASIC") and maintaining the associated component design teams, has led OEMs to work with companies such as Vitesse to develop merchant applications specific standard products ("ASSPs") that can be flexibly used within their systems. As a result of this trend away from customer-specific ASIC developments, we believe that the available market for our products will increase in the future.

  •
  Service providers and Enterprises are driven to provide more bandwidth, (i.e., more data at higher speeds). To do this, they must increase the speed at which their networks operate. This trend is seen across nearly all communication markets that we address, in particular:

    The majority of the WANs are deployed at speeds of 10 Gbps. New technology is being developed to increase these speeds to 40 Gbps and even 100 Gbps. These higher speeds must be deployable over existing installed fiber, and also must be more cost effective to deploy than 10 Gbps networks in order to reduce the cost-per-Gbps. The industry is focusing on Ethernet over Optical Transport Network ("OTN") and Forward Error Correction ("FEC") coding as the WAN transport technology of choice for these higher speeds.

    There are also increased traffic demands in the data center driven by rapidly increasing Internet traffic, the proliferation of web-based personal and business applications, and the requirements for geographically redundant data centers to support business continuity and disaster recovery ("BC/DR"). These data center networks are increasingly based on Ethernet technology, and will transition from 1 Gbps to 10 Gbps, and then to 40 Gbps in the near future. We expect these trends to drive additional business for our Ethernet Media Access Controllers ("MACs"), Switches and PHYs.

  •
  Present-day LANs use the Ethernet transmission protocol operating at speeds of 10 Mbps or 100 Mbps (Fast Ethernet). Only recently has Gigabit Ethernet started to appear on the desktop. In order to support the migration of desktop computers to these higher data rates, LAN backbones and servers are increasingly employing the Gigabit Ethernet and 10 Gigabit Ethernet standards.

  •
  Our customers often face the task of upgrading systems to higher capacity to address higher bandwidth demands. This involves increasing the data rate at which signals are transmitted over existing legacy backplanes, connectors, and cables. We believe that this will result in a significant increase in demand for our Ethernet as well as Electronic Dispersion Compensation ("EDC") physical layer and signal integrity products.

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

        In Access Networks we are targeting Carrier Wireless and Microwave Backhaul, as well as Base Station equipment, which are undergoing a rapid transition from traditional telecom protocols to Carrier Ethernet. This transition is driven by increasing data and video bandwidth requirement from 3G and future 4G and LTE wireless deployments. These deployments are expected to start in the immediate timeframe (2010 and 2011). As our customers develop new equipment for these deployments we will be able to serve these markets with our telecom-optimized Gigabit Copper PHYs, our EoS Mappers, Carrier Ethernet MACs, and our next-generation Carrier Ethernet Switches. These products incorporate advanced Operations, Administration, and Maintenance ("OAM"), Service Provisioning, and Network Timing features that are important for this new market segment.

        In MANs and WANs we are targeting Carrier equipment providing Ethernet services and connectivity over SONET/SDH as well as future converged Packet Optical Transport networks. This is consistent with our vision that Optical Transport will evolve to Packet and OTN/FEC Processing over time, leading to significant synergies with our Carrier Ethernet Packet Processing as well as OTN/FEC Processing Intellectual Property and expertise. We expect this market to grow rapidly as a consequence of the increased bandwidth being generated from new wired and wireless applications being deployed to customers, as well as the emerging trend towards Enterprise cloud computing that will drive significantly more bandwidth into MANs and WANs.

        We are targeting SME/SMB Local Area Networks with our highly integrated, low-power Gigabit PHYs and Switches. In large Enterprise and datacenter networks, we are targeting the fast-growing 10-Gigabit Ethernet market with our 10G Ethernet MACs, PHYs and SFP+ LRM-compliant EDC devices, as well as with our signal integrity products. These products enable customers to upgrade their system interconnect and backplane speeds from 1-3 Gbps to 6-11 Gbps to increase the capacity of large datacenter switches, blade servers, and storage systems. These markets are expected to grow faster than the overall market as ever larger datacenters are being built by large Enterprises as well as content and search providers. We expect this market to benefit from future cloud computing applications.

        Our signal integrity products target a wide variety of markets segments in both Carrier and Enterprise networks. These include markets such as SONET/DH and Ethernet transport, backplane applications in datacenter servers and storage systems, and production video systems for both standard and high-definition broadcast television.

Focus and Specialization

        We specialize in Ethernet Networking—the dominant networking protocol in both Carrier and Enterprise Networks today. The trend to Carrier and Converged Ethernet, where multiple services and networks are converged on a common Ethernet Networking infrastructure, is widely expected to accelerate in the next few years. In our key markets we are focused on:

  •
  Carrier Networks—we specialize in transitioning Carrier networks to deliver new Ethernet-based services over a variety of network transport technologies such as native Carrier Ethernet, Ethernet over SONET/SDH, as well as Ethernet over Wavelength division multiplex ("WDM")/Optical transport network ("OTN"). We are, therefore, uniquely positioned to enable Carrier OEMs and their service provider customers to deliver Ethernet-based services globally over all their networks, thus preserving their investment in their installed base.

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

  •
  High-speed Physical Layer communication and Signal Integrity—in both Carrier and Enterprise markets, and in some closely adjacent markets, we develop products to address signaling issues arising from ever-increasing signal speeds over copper traces on boards, across connectors and backplanes, copper cables, as well as multi-mode and single mode fiber. These signal integrity issues are expected to gain more importance as Carrier, as well as Enterprise and data center networking equipment manufacturers scale line card and systems capacity to higher speeds.

Leverage Technology into New Applications

        The markets for semiconductor devices periodically experience technology shifts caused by, among other things, increased speeds or changing protocols. Our strategy is to use our 25 years of design experience to introduce innovative products in these markets that solve our customers' business problems and gain market share through our customers' adoption of our products. Our advanced technology and intellectual property ("IP") developments are focused on:

  •
  Advanced packet processing technologies for Ethernet networking:    We have created unique packet processing technologies for our Ethernet MACs and Switches that will become increasingly important as networks become dominated by Ethernet. These technologies allow carriers to build Ethernet networks that have the same or better Quality-of-Service ("QoS"), availability, manageability, security, and timing characteristics as their current networks that are based on legacy technologies.

  •
  Signal Integrity:    We provide world-class signal integrity solutions for a broad variety of applications from 100Mbps to over 10Gbps, including latest-generation EDC that enables transmission of very-high speed signals over fiber, copper cables and backplanes. These include products for 10 Gbps SFP+ Enterprise and data center applications, 10 Gbps single-mode XFP applications for WDM networks, as well as for backplane applications for 2/4/8Gbps FibreChannel, 10Gbps InfiniBand, and 10Gbps KR Ethernet. We are also leveraging our patented V-Scope™ waveform viewing technology into most of our signal integrity products.

  •
  Lowest-power PHY technology:    We have been at the forefront of the Energy Efficient Ethernet standardization effort and have been ahead of the industry with pre-standard low-power EcoEthernet™ Copper PHY technology, also known as: ActiPHY™ and PerfectReach™. Our next-generation 65nm Copper PHYs will be fully standards-compliant with the 802.3az Energy-Efficient Ethernet standard and set new benchmarks for power and performance. We apply the same low-power benchmarks to all our optical PHYs and SerDes.

  •
  Forward Error Correction (FEC) Codes:    We have developed industry-leading FEC codes that will allow longer distance transmission with better quality in Packet Optical Transport systems. These advanced codes and technologies are becoming more important as the speeds of transmission in networks increase from today's 10 Gbps to tomorrow's 40 Gbps and 100 Gbps.

  •
  In several markets, we are beginning to leverage these key technology advantages and IP into licensing opportunities with third parties. In areas such as Gigabit Ethernet Copper PHYs, high-speed signaling, and signal integrity, our basic mixed-signal complementary metal-oxide-semiconductor ("CMOS") technology has application in many markets other than those in which we participate. We anticipate being able to exploit our many years of technology development by providing this technology to systems suppliers and other non-competing semiconductor suppliers in the form of intellectual property via licensing arrangements. We believe we are in a unique position to supply such IP to other IC vendors as we are either the technology or low-power leader for such IP, or such IP is only available from IC vendors that are competing in the same markets as the companies looking for such IP. As a smaller, more focused and specialized IC vendor, we are less likely to compete with those companies.

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

        Transport processing products include Framers, Mappers, Network Processors, and Switches. Our product line includes devices supporting data rates up to 10 Gbps, which are used in a variety of Add-Drop-Multiplexers ("ADMs"), Multi-Service Provisioning Platforms ("MSPPs"), core switching and Reconfigurable Optical Add-Drop-Multiplexers ("ROADMs"), Dense Wavelength-Division Multiplexing ("DWDM") systems, and core and edge routers. These processing functions evolve as the requirements of the networks migrate from a variety of protocols toward Ethernet as the standard networking protocol.

        Framers are devices that take incoming data traffic from the physical layer ("PHY") and process the framing information used for transporting data. Mappers convert data from one protocol to another. Forward Error Correction ("FEC") is used in Optical Transport Networks ("OTN") for ensuring reliable data transmission. We offer a complete line Framers and Mappers for SONET/SDH, Ethernet over SONET ("EoS"), and OTN applications. Our latest-generation products, and new products in development, integrate increasing amounts of Ethernet packet processing technology. These products operate at speeds up to 10 Gbps, and are targeted principally for next-generation systems in the Core and Metro segments of the Carrier networks.

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

        A switch receives data from a line card and routes the data to its proper destination. We supply a family of Time Slot Interchange ("TSI") switches for use in SONET/SDH equipment. We have various

TSI switches in our product portfolio that provide aggregate bandwidth up to 1.5 Tbps. Our switches provide higher bandwidth and lower power than competitive solutions. We also provide switch fabric chip sets for a variety of packet backplane applications. These Switch Fabric solutions allow total system interface bandwidths from 20 Gbps to 160 Gbps and higher.

Ethernet Switches, MACs, and Transceivers

        Our Ethernet switch product line addresses Gigabit Ethernet applications in the Enterprise LAN. This family of triple-speed (10/100/1000 Mbps) Layer-2 and Layer-3 switches are available in port counts ranging from 5 to 48. These switches are targeted at desktop, workgroup, and LAN infrastructure boxes and enable these systems to migrate to Gigabit Ethernet speeds in a cost-effective manner. In 2005, we started shipping 5-port and 8-port integrated ICs that combine the transceiver and switch functions. We have shipped over 100 million Gigabit Ethernet ports to date. Our Ethernet switch products provide a high-level of integration leading to a significant reduction in part count and reduced BOM cost for our customers. Switches and routers with integrated Ethernet transceivers also provide all the energy-efficient ActiPHY™ and PerfectReach™ features we introduced on our standalone Ethernet transceivers. In 2008, we began to see applications for our Ethernet switch product line within Carrier Networking applications. Our latest-generation of switches for "stackable" applications incorporates a variety of functions that enable improved QoS and security functions within these types of networks. We have targeted these applications for our next-generation products that will include additional features to enable true Carrier Ethernet networking. We expect to see a broad range of applications in Customer Premise equipment ("CPE"), Access Network equipment, and Metro Network equipment.

        Ethernet MACs provide addressing and channel control mechanisms that make it possible for several network nodes to communicate within a multipoint network. Our MAC products are designed for use in Enterprise-class modular Ethernet switch platforms as well as in Ethernet over SONET/SDH and Ethernet-over-OTN systems used in access, metro, and long-haul Carrier Networking systems. Our family of Ethernet MACs enables system OEMs to focus on the value-add of the packet processing function by simplifying the Ethernet system interface design. Our Ethernet MACs provide single-chip solutions for both 1 Gbps and 10 Gbps applications, reducing software development costs for 1 Gbps and 10 Gbps applications. They also provide support for intelligent oversubscription, allowing OEMs to efficiently and securely manage bandwidth and bandwidth usage. Our MACs incorporate industry-standard XAUI/XAUI+ and SPI-4.2 interfaces for connection to a wide variety of ICs, such as packet processors, traffic managers, switch fabrics, and transport mappers. We are a leading supplier of 1 Gbps and 10 Gbps Ethernet and Carrier Ethernet MACs in the industry.

        Ethernet transceivers ("Copper PHYs") allow transmission of 10/100/1000 BASE-T data over Category 5 copper cable and fiber optic cabling. This technology is widely deployed in applications ranging from Carrier and Enterprise Networking to home electronics and personal computing. We offer a broad range of products in this category including single, quad, and octal devices that offer a combination of low power, reduced bill of material ("BOM") cost, and a high-level of integration that eliminates hundreds of passive components from the printed circuit board.

        Our SimpliPHY™ Ethernet transceivers provide low power operation. We have recently introduced further power savings features such as ActiPHY™ and PerfectReach™ that provide energy savings of up to 80% in any network infrastructure device or CPE. This technology has been recognized with a Frost and Sullivan industry award. These power saving features are also included in our SparX™ and G-RocX™ switch and router products with integrated Ethernet transceivers. For timing-sensitive applications, such as Wireless Aggregation networks, we also offer Ethernet transceivers with advanced synchronization capabilities.

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

        The Physical Layer Device ("PHY") converts high-speed analog signals from the PMD to low-speed digital signals. It includes the high-speed analog functions of clock and data recovery ("CDR"), multiplexing ("MUX"), and demultiplexing ("DMUX"). The CDR recovers the clock and retimes the signal to synchronize it with the overall system clock, while the MUX/DMUX converts low-speed parallel data into higher speed serial data and vice versa. We have incorporated many industry leading features into these products such as integrated equalization waveform viewing, VScope™, and EDC. These technologies dramatically improve signal integrity transmission and reception for applications at 6 Gbps and above, particularly for protocols such as 10 Gbps Ethernet and 8 Gbps Fibre Channel systems. We develop our products in low-cost, CMOS and high-performance Silicon Germanium ("SiGe") silicon process technologies depending on the technology requirements of the product and application. We offer a broad line of PHY products for the SONET/SDH, Fibre Channel, and Ethernet markets at speeds ranging from 155 Mbps to 12.5 Gbps.

        Other signal integrity products include Crosspoint Switches, Repeaters and Retimer Signal Conditioners and Backplane Transceivers with integrated signal equalization and pre-emphasis technology that enable the reception and transmission of high-speed signals across system backplanes, long traces of printed circuit boards, and through copper cables at speeds from 155 Mbps up to 11 Gbps. Once a niche technology for very high-speed switching systems, these products are becoming more main-stream as systems continue to increase in speed and density. They now have very broad applications across systems in Carrier and Enterprise Networking as well as Storage and high-definition television ("HDTV") applications.

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

        Our Signal Integrity PHY and PMD products provide leading-edge performance and low-power features for 10 Gbps applications such as the emerging SFP+ 10G pluggable transceiver industry standard, as well as superior signal integrity features including EDC that allow propagation over longer distances in multi-mode and single-mode fiber applications, copper cabling, as well as new and legacy backplanes. Our Crosspoints, Repeater/Retimers, and Signal Conditioners provide best-in-class signal integrity improvements for a wide variety of applications in Carrier, Enterprise, data center, and high-definition video applications, within systems as well as connecting between them.

Intellectual Property ("IP") Licensing

        In 2008, we began to leverage our substantial IP portfolio into licensing opportunities with third parties. We offer a variety of IP "cores" and design services in deep submicron, 130 nano-meter ("nm") and 65 nm, process technologies. To date, our primary focus has been our Gigabit Ethernet Copper PHY and switch technologies as well as high-speed PHYs and signal integrity "cores."

        We anticipate being able to exploit our many years of technology development by providing this technology to systems suppliers and other non-competing semiconductor suppliers in the form of intellectual property via licensing arrangements. We believe we are in a unique position to supply such IP to other IC vendors as we are either the technology or low-power leader for such IP, or such IP is only available from IC vendors that are competing in the same markets as the companies looking for such IP. As a smaller, more focused and specialized IC vendor, we are less likely to compete with those companies.

Customers

        We market and sell our semiconductor products directly to leading OEMs and original design manufacturers ("ODMs") as well as through third-party electronic component distributors and manufacturing service providers. Sales to distributors accounted for approximately 63.0%, 76.0%, and 78.0% of our net revenues for fiscal 2009, 2008, and 2007, respectively. For fiscal 2009, distributors Nu Horizons Electronics, Corp. (including its subsidiary Titan Supply Chain Services), Weikeng Industrial Co. Ltd. and direct customer Huawei Technologies Co., Ltd. accounted for 36.0%, 7.5%, and 12.0%, respectively, of our net revenues. For fiscal 2008, distributors Nu Horizons Electronics, Corp. (including its subsidiary Titan Supply Chain Services), Weikeng Industrial Co. Ltd. and direct customer IBM accounted for 48.8%, 9.2% and 11.3%, respectively, of our net revenues. For fiscal 2007, distributors Nu Horizons Electronics, Corp. (including its subsidiary Titan Supply Chain Services), Weikeng Industrial Co. Ltd. and direct customer IBM accounted for 50.1%, 7.1% and 11.0%, respectively, of our net revenues.

        Our top OEM customers for fiscal year 2009 and 2008 were Alcatel-Lucent, IBM, HP, Huawei Technologies Co., Ltd., and ZTE Corporation. Our sales to these customers accounted for a total of approximately 37.5% and 34.4% of our fiscal year 2009 and 2008 net revenues, respectively. Our top five OEM customers for fiscal year 2007 were EMC Corporation, IBM, HP, Huawei Technologies Co., Ltd., and ZTE Corporation. They accounted for approximately 31.0% of our net revenues for fiscal 2007.

        Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue. We anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 59%, 49% and 48% of our net revenue in fiscal 2009, 2008 and 2007, respectively. Note 10—Significant Customers, Concentration of Credit Risk, Segment Reporting, and Geographic Information in the accompanying financial statements provides more specific data on revenue by geographic area.

        Future sales of our technology products will be based on, among other elements, continued expansion of our product line, the acceptance of our products, our customer service levels, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers who are producing similar products.

Manufacturing and Operations

Wafer Fabrication

        Our products make use of the state-of-the-art CMOS technology with feature sizes down to 65 nm as well as other technologies such as SiGe. As a fabless semiconductor company, wafer fabrication for our products is outsourced to third-party silicon wafer foundries such as Taiwan Semiconductor Manufacturing Corporation ("TSMC"), Chartered Semiconductor Manufacturing, IBM, LSI Logic and United Microelectronics Corporation. Outsourcing our wafer manufacturing requirements enables us to eliminate the high costs of owning, operating, and upgrading fabrication facilities, and focuses our resources on design and test applications where we believe we have greater competitive advantages.

        Limitation of any of our five independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition, and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity if required. It is possible that from time-to-time adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties or suffers any damage to or destruction of its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

        Through fiscal 2007, we manufactured a portion of our IC products, including Gallium Arsenide ("GaAs") and Indium Phosphide ("InP") products, at our fabrication ("fab") operations in Camarillo, California. At the end of September 2007, we closed our Camarillo fab operations and ceased manufacturing products with our GaAs process technology. The severance and related costs associated with the fab closure was approximately $0.5 million. These costs were captured as part of research and development ("R&D") in the income statement at September 30, 2007. The fab assets with a zero book value at September 30, 2007, were ultimately sold for $2.5 million in February 2008.

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

        In 2009, we began the process of preparing to move a substantial amount of our probe and test facility to an offshore subcontractor. We are doing this to reduce our manufacturing cycle times to better address customer requirements, to increase inventory turns, and to reduce our overall fixed cost of probe and test. We expect to be able to transition to an outsourced model over a nine month period and complete this transition by the end of fiscal 2010.

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

Engineering, Research and Development

        The market for our products is characterized by continually evolving industry standards, rapid advancements in process technologies, and increasing levels of functional integration. We believe that our future success will depend largely on our ability to continue to improve our products and our process technologies, to develop new technologies, and to adopt emerging industry standards. Our product development efforts are focused on designing new products for the high-performance communications infrastructure markets based on understanding the evolving needs of our customers. We have a dedicated team of engineers who follow industry standards development, technology changes, and the product directions of our customers in an effort to provide forward-looking guidance to the development teams in the form of a "Product Roadmap." We work closely with our customers to co-specify and/or co-develop products. We refer to these early adoption customers as "alpha-site customers." Occasionally, our relationships with our alpha-site customers will involve non-recurring development charges or commitments to purchase products. Our customers had no long-term purchase agreements with us at September 30, 2009 and 2008.

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

        Our engineering, research and development expenses in fiscal 2009, 2008, and 2007 were $45.7 million, $50.0 million and $47.2 million, respectively.

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

        Competition is particularly strong in the market for communications ICs, in part due to the market's historical growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. Larger competitors in our market have acquired both mature and early-stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that we may have otherwise won.

        In the Communications Networking market, which includes our Carrier and Enterprise Networking markets, our competitors include Applied Micro Circuits Corporation, Broadcom Corporation, EZChip Semiconductor Inc., Gennum Corporation, LSI Corporation, Marvell Technology Group Ltd., Maxim Integrated Products, Inc., Mindspeed Technologies, Inc., PMC-Sierra, Inc., and TranSwitch Corporation. In the Signal Integrity market our competitors include Gennum Corporation, National Semiconductor Corporation, Mindspeed Technologies, Inc., Maxim Integrated Products, Inc., Netlogic Inc. and PMC-Sierra, Inc. Over the next few years, we expect additional competitors, some of whom may have greater financial and other resources, to enter the market with new products. In addition, we are aware of smaller, privately-held companies that focus on specific portions of our range of products. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

Sales and Customer Support

        We have worldwide sales, marketing, and application support organizations. Our direct sales force is responsible for servicing our Tier 1 and Tier 2 customer requirements. We rely on distributors to service our Tier 3 customers and for order fulfillment for some Tier 1 and Tier 2 customers. Because of the significant engineering support required in connection with the sale of high-performance ICs, we provide our customers with both field engineering and application engineering support prior to the sale. These sales support services, which are provided by our field engineering and application engineering personnel, are utilized in the sales process in order to educate customers and develop and close sales. Our sales cycle is typically lengthy, often six to 12 months or more, and requires the continued participation of salespeople, field engineers, application engineers, and senior management.

        The steps in the typical sales cycle of Vitesse's product are as follows:

Prior to the Sale of Product

  •
  Vitesse field applications engineers work with the customer in order to design Vitesse products into their systems.

  •
  Applicable Vitesse product capabilities and performance are demonstrated to the customer via evaluation boards and/or evaluation systems.

  •
  Product samples are provided to the customer and the Vitesse field applications engineers assist in bringing the product to a working level in the customer's lab.

Prior to the Order Being Placed

  •
  Extensive testing is performed in the customer's lab to determine the viability and performance of the Vitesse product in addressing the customer's needs.

        Once the order is placed, the customer is provided a standard product warranty, and no further sales support services are provided.

        Our sales headquarters is located in Camarillo, California. We have additional sales and field application support offices in the United States, Canada, China, Europe, Japan, and Taiwan.

        We generally warrant our products against defects in materials and workmanship for a minimum period of one year.

        Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K and in Note 10—Significant Customers, Concentration of Credit Risk, Segment Reporting, and Geographic Information in the accompanying financial statements.

Intellectual Property

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to and distribution of our proprietary information. As of September 30, 2009, we had 87 U.S. patents, 15 foreign patents, and 27 patent applications pending in the U.S. We are preparing to file several more patent applications.

        The semiconductor industry is characterized by vigorous pursuit and protection of intellectual property rights. As is common in the industry, from time-to-time third-parties have asserted patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business and have demanded that we license their patents and technology. To date, none of these claims have resulted in the commencement of any litigation against us, nor have we believed that it was necessary to license any of the rights referred to in such claims. We expect, however, that we will continue to receive such claims in the future, and any litigation to determine their validity, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in such disputes given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation were to result in an adverse ruling, we could be required to:

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

Employees

        As of September 30, 2009, we had 476 employees, including 238 in engineering and R&D, with the balance of employees, listed in population size order, in operations, marketing and sales, and finance and administration. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced a work stoppage. We believe our employee relations are good.

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

  •
  Risks Relating to Our Business; and

  •
  Risks Relating to our Current and Prior Financial Statements and Related Matters.

Risks Relating to Our Liquidity and Financing Arrangements

We could incur significant interest penalties and cash demands associated with our 8.0% Convertible Second Lien Debentures Due 2014 which could cause us to file for bankruptcy if our shareholders do not approve an increase in our authorized shares.

        On October 30, 2009, we closed a debt restructuring transaction with our major creditors pursuant to which we issued approximately $50.0 million of new 8.0% Convertible Second Lien Debentures Due 2014 (the "2014 Notes"). The 2014 Notes are convertible into shares of common stock at a conversion price of $0.225 per share (equivalent to an initial conversion price of approximately 4,444 shares per $1,000 principal amount of 2014 Notes), subject to customary adjustments. Full conversion of the currently outstanding principal amount of the 2014 Notes would result in the issuance of approximately 222.2 million shares of common Stock. We currently do not have sufficient authorized shares to permit full conversion of the 2014 Notes. The holders of the 2014 Notes have the right to receive additional shares of common stock upon conversion in connection with certain change of control events, depending upon the timing of the change of control event and the trading price of our common stock at the time of such change of control event. The maximum number of additional shares of common stock issuable upon conversion following a change of control event would be approximately 125 million shares if the change of control event occurred on or about November 15, 2009 and our common stock price was $0.16 per share. We will be holding a special meeting of our shareholder on January 7, 2010 to approve an amendment to our certificate of incorporation to increase the number of authorized shares of common stock to permit the conversion of the 2014 Notes and to provide additional shares of common stock for general corporate purposes. Under the terms of the indenture governing the 2014 Notes, if we do not receive shareholder approval of an increase in our authorized shares of common stock on or prior to February 15, 2010, we will be obligated to pay $500,000 per month in additional interest until stockholder approval of this increase is obtained. If we are obligated to pay this additional interest, it will have a significant negative impact on our cash position and our results of operations. In addition, if we are unable to obtain this stockholder approval prior to February 15, 2011, the holders of the 2014 Notes will have the right to convert the 2014 Notes into cash. Should the holder(s) require the Company to repurchase the securities for cash, the repurchase price would be equal to (i) the as-converted amount of the shares that would have been issued to the holder had the increase in authorized shares occurred and the holder(s) had exercised its conversion option plus (ii) the Make-Whole Amount that would have been applicable if the holder(s) had exercised its conversion right or assuming the repurchase of all of the 2014 Notes, $58.0 million. We do not believe that we will have sufficient cash by February 15, 2011 to permit a cash conversion of the 2014 Notes. If we have insufficient cash to convert all of 2014 Notes submitted for conversion, we would be in default under the terms of the 2014 Notes, which would give the holders the of the 2014 the rights to accelerate the maturity of the Notes and could jeopardize our ability to continue as a going concern.

Our shareholders holding shares purchased prior to October 30, 2009 will experience significant dilution in connection with the conversion of our Series B Preferred Stock and our 8.0% Convertible Second Lien Debentures Due 2014.

        We currently have approximately 403.0 million shares of common stock outstanding. In connection with the October 30, 2009 debt restructuring transaction we issued approximately 771,000 shares of our Series B Preferred Stock that are convertible into an aggregate of approximately 77.1 million shares of our common stock. In addition, full conversion of the currently outstanding principal amount of the 2014 Notes would result in the issuance of approximately 222.2 million shares of common stock. The holders of the 2014 Notes have the right to receive a maximum of approximately 125 million additional shares of common stock upon conversion in connection with certain change of control events, depending upon the timing of the change of control event and the trading price of our common stock at the time of such change of control event. The conversion of our shares of Series B Preferred Stock and the conversion of our 2014 Notes could have a significant dilutive impact on the ownership rights of our shareholders.

Risks Relating to Our Business

We have experienced losses from operations and we anticipate future losses from operations.

        For the twelve months ended September 30, 2009, the Company had a net loss of $194.0 million, primarily due to an impairment charge to fully write off a goodwill balance of $191.4 million. There can be no assurance that we will not have operating losses in future periods. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers. We expect that our operating results will fluctuate substantially in the future; we anticipate future losses from operations. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

        Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 59%, 49%, and 48% of our net revenue in fiscal 2009, 2008, and 2007 respectively. Development and customer support operations located outside the U.S. have historically accounted for a significant percentage of our operating expenses and we anticipate that such operations will continue to be a significant percentage of our expenses. International sales and operations involve a variety of risks and uncertainties, including risks related to:

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

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to and distribution of our proprietary information. As of September 30, 2009, we had 87 U.S. patents and 15 foreign patents for various aspects of design and process innovations and have a number of pending U.S. and foreign patent applications.

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

Risks Relating to our Current and Prior Financial Statements and Related Matters

Since 2006, we have had material weaknesses in our internal control over financial reporting and cannot provide assurance that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure control and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

        Commencing in mid-2006, in order to rectify identified material weaknesses in our internal control over financial reporting, the Company began: (i) hiring more experienced and senior finance and legal personnel; (ii) developing additional financial policies and procedures; (iii) establishing processes and procedures to increase communications between the financial reporting, accounting functions and senior management; and (iv) instituting a formal Code of Business Conduct and Ethics and whistle-blower policy.

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

        In fact, management's most recent evaluation of the design and operating effectiveness of our internal control over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system, including that we did not maintain: (i) sufficient controls in information systems limiting access to key applications and data; and (ii) effective controls over inventory, including lack of accuracy and basis for valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory. Management is committed to remediating these material weaknesses.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Our executive offices and principal R&D facility is located in Camarillo, California and is leased pursuant to a non-cancellable operating lease. In September 2008, the Company extended the term of this lease through January 31, 2014 with an annual base rent of $1.2 million. The total space occupied in this building is approximately 111,000 square feet. We also lease an additional 58,000 square foot facility in Camarillo for product development pursuant to a sale-leaseback agreement. We also owned a 107,000 square foot facility in Colorado Springs, Colorado, which was the site of our wafer fabrication facility until its closure in 2004, and was used as a design center until 2007. We sold this facility in December 2008 (See Note 3—Discontinued Operations and Assets Held for Sale in the accompanying consolidated financial statements). We also lease space in 18 additional locations that include domestic and international offices in California, Denmark, Germany, India, Massachusetts, Oregon, and Texas. Our sales and field support offices are located in the United States, Canada, Europe, China, Japan, Germany, and Taiwan. As of September 30, 2009, we leased space of approximately 287,000 square feet. The Company's current space is sufficient to accommodate current operations.

ITEM 3.    LEGAL PROCEEDINGS

        As of September 30, 2009, the end of the period covered by this report, we were subject to material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we were a party or of which our property was the subject, as well as any such proceedings known to be contemplated by government authorities, as described below. In addition, we were subject to certain material legal proceedings completed during the annual period covered by this report as described below.

The Derivative and Securities Class Actions

        On April 7, 2008, the District Court approved the settlement of the consolidated securities class actions filed against Vitesse and certain current or former directors and officers of Vitesse alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on behalf of a class of purchasers of Vitesse common stock. The settlement of the consolidated securities class actions included a cash payment to a settlement fund of $10.2 million: $8.75 million to be paid by Vitesse's directors' and officers' liability insurers and the remainder of $1.45 million to be paid by Louis R. Tomasetta and Eugene F. Hovanec, two of the former executives of Vitesse. The same two former executives also contributed all shares of Vitesse common stock that they owned, 1,272,669 shares, to the settlement. In addition, on September 22, 2008, Vitesse contributed 2,650,000 shares of Vitesse common stock with a fair market value of $2.4 million, but no cash, to the settlement fund.

        On August 11, 2008, the Court granted final approval of settlements in the federal and state derivative actions filed on behalf of Vitesse against certain current or former directors and officers of Vitesse, and nominally against Vitesse alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code Sections 25402 and 25403. As part of the settlement of the federal and state derivative actions, the Company adopted certain Corporate Governance measures. Three former executives of Vitesse, Messrs. Tomasetta, Hovanec, and Mody, released the Company from its obligation to provide future indemnification and defense costs in the related SEC and Department of Justice investigations. Vitesse retained the right to continue its state court action against KPMG, LLP, its former independent registered public accounting firm.

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

The Dupuy Action

        On April 10, 2007, an individual shareholder of Vitesse, Jamison John Dupuy, filed a complaint in the Superior Court of California, County of Ventura, against Vitesse and three of its former officers (Case No. CIV 247776). Mr. Dupuy's complaint included causes of action for fraud, deceit and concealment, and violation of California Corporations Code Sections 25400 et seq. Vitesse filed an answer, asserting numerous affirmative defenses. On March 3, 2008, Mr. Dupuy filed an amended complaint that named six new defendants, all former employees, and included new causes of action for negligent misrepresentation and violations of California Corporations Code § 1507. On April 4, 2008, after mediation before a retired United States District Judge for the Central District of California, the parties entered into a confidential settlement agreement and the plaintiff filed a dismissal of the action. The Company settled this lawsuit in the third quarter of 2008.

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

        On June 15, 2009, the Company announced that it had reached a settlement with KPMG. Pursuant to this settlement, KPMG agreed to pay the Company $22.5 million and forgive all past indebtedness. Additionally, the parties agreed to execute mutual general releases of all claims. In June 2009, the Company received full payment of the settlement amount, net of fees, expenses and outstanding indebtedness. The Company recorded the net proceeds and the forgiveness of the debt, totaling $16.0 million, as a credit to accounting remediation and reconstruction expense and litigation costs in the statement of operations in the accompanying consolidated financial statements.

Potential Payroll Tax Liabilities Related to Backdating of Stock Options

        On June 29, 2009, the Company obtained final determination from the Internal Revenue Service ("IRS") regarding a settlement of payroll taxes, penalties and interest related to the exercise of backdated stock options during the calendar years 2004 through 2006. During that period, certain non-qualified stock options were improperly classified and treated as incentive stock options for tax purposes, resulting in underpayment of payroll taxes. The Company paid approximately $0.9 million in full satisfaction of the federal income tax liabilities in July 2009.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        On June 28, 2006, the Company's stock was delisted from the NASDAQ National Market due to failure to provide timely regulatory filings as a result of the improprieties discussed below under the caption "Options Backdating and Accounting Irregularities." The Company's stock has been subsequently traded in the Pink Sheets electronic quotation system under the symbol VTSS.PK. Prior to June 28, 2006, our stock was traded on the NASDAQ National Market under the symbol VTSS. The following table sets forth the high, low, and closing prices of our common stock, as reported on the respective trading systems, for the periods shown. We can provide no assurance that we will be successful in relisting the Company's securities on a national securities exchange.

	High	Low	Close
Fiscal Year Ended 2009
October 1 through December 31, 2008	$0.58	$0.09	$0.36
January 1 through March 31, 2009	0.48	0.21	0.32
April 1 through June 30, 2009	0.45	0.24	0.29
July 1 through September 30, 2009	0.45	0.25	0.37
Fiscal Year Ended 2008
October 1 through December 31, 2007	$1.16	$0.80	$0.87
January 1 through March 31, 2008	0.94	0.61	0.67
April 1 through June 30, 2008	0.74	0.61	0.64
July 1 through September 30, 2008	0.94	0.49	0.54

        As of September 30, 2009, we had 1,501 shareholders of record. Because many of our shares are held by brokers or other institutions on behalf of shareholders, we are unable to state the total number of beneficial owners of our common stock.

        We have never paid cash dividends and presently intend to retain any future earnings for business development. Further, our existing loan agreements limit the payment of dividends without the consent of the lender.

Five-Year Stock Performance Graph

        The following performance graph compares the cumulative total shareholder return on our common stock with the NASDAQ Stock Market-U.S. Index and the NASDAQ Electronics Components Index from market close on the last trading day in September 2003 through the last trading day in September 2009. The graph is based on the assumption that $100 was invested in each of our common stock, the NASDAQ Stock Market-U.S. Index and the NASDAQ Electronic Components Index on the last trading day in September 2004.

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG VITESSE SEMICONDUCTOR CORPORATION,
THE NASDAQ STOCK MARET (U.S.) INDEX AND
THE NASDAQ ELECTRONIC COMPONENTS

ASSUMES $100 INVESTED ON OCT. 1, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED SEPT. 30, 2009

ITEM 6.    SELECTED FINANCIAL DATA

        In fiscal year 2008, we completed a voluntary review of our historical stock option grant practices and other accounting practices. The review was initiated by the Special Committee appointed by the Board of Directors (as discussed in the Overview section "Options Backdating and Accounting Irregularities") and was conducted by our Audit Committee, comprised solely of independent directors, with the assistance of legal counsel and outside consultants. Accounting errors and irregularities prior to fiscal 2006 involved improper revenue recognition, unrecorded transactions, misapplied credits, and altered or non-existent supporting documentation. Based on the findings of this review, we have adjusted our historical financial statements to record additional non-cash share-based compensation and related expenses, adjustments to revenue and cost of revenue resulting from the correction of improper revenue recognition, as well as other adjustments. The table below includes selected consolidated financial data for the four years in the period ended September 30, 2009. Consolidated financial data is not available for periods prior to October 1, 2005.

        The selected consolidated financial data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements in this Annual Report on Form 10-K. Our consolidated selected financial data have been derived from our audited consolidated financial statements.

	As of and for the years ended September 30,
	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Product revenues	$154,927	$218,536	$221,948	$203,289
Intellectual property revenues	13,250	10,000	—	—

Net revenues	168,177	228,536	221,948	203,289
(Loss) income from operations	(179,005)	8,378	(1,799)	(50,094)
(Loss) income from continuing operations	(194,112)	7,510	(4,825)	(52,003)
Gain (loss) from discontinued operations	71	9,044	(16,822)	(15,282)
Net (loss) income	(194,041)	16,554	(21,647)	(67,285)
Net (loss) income per share:
Basic and diluted:
Continuing operations	$(0.85)	$0.03	$(0.02)	$(0.23)
Discontinued operations	0.00	0.04	(0.08)	(0.07)

Net (loss) income per share	$(0.85)	$0.07	$(0.10)	$(0.30)

Weighted average shares outstanding:
Basic and diluted	229,554	223,614	223,556	222,137
Balance Sheet Data:
Cash and short-term investments	$57,544	$36,722	$33,576	$28,653
Working capital	39,397	49,198	55,287	14,431
Total assets	105,568	292,277	327,348	352,199
Long-term debt	111,352	126,123	155,118	146,752
Total shareholders' (deficit) equity	(61,359)	125,361	106,243	117,810

        On October 29, 2007, the Company completed its sale of a portion of its Storage Products business, as discussed in Note 3—Discontinued Operations and Assets Held for Sale in the accompanying consolidated financial statements. We have reported the results of operations and financial position of the Storage Products business in discontinued operations within the Company's statements of operations and as assets and liabilities held for sale in the Company's balance sheet as of September 30, 2007. For the year ended September 30, 2008, we have reported the results of operations of the Storage Products business, along with the gain recognized on the sale, in gain (loss) from discontinued operations within the Company's statement of operations.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis set forth below in this Item 7 reflects the adoption of policies and procedures and adjustments relating to the review of our historical financial statements. These adjustments include the recording of additional non-cash share-based compensation expense, additional payroll tax related expenses resulting from the exercise of backdated options through fiscal 2006, adjustments to revenue and cost of revenue due to corrections of our revenue recognition procedures, and certain other adjustments. For this reason, the data set forth in this Item 7 may not be comparable to discussions and data in our Annual Reports on Form 10-K filed for the years ended September 30, 2005 and prior, as discussed under the caption "Option Backdating and Accounting Irregularities." All dollar amounts are presented in thousands unless otherwise noted.

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

  •
  Results of operations.  This section provides an analysis of our results of operations for the three fiscal years ended September 30, 2009, 2008 and 2007. Brief descriptions are provided of transactions and events that impact the comparability of the results being analyzed.

  •
  Financial condition and liquidity.  This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

Overview

        Over the last 10 years, the worldwide proliferation of the Internet and the rapid growth in the volume of data being sent over Local Area Networks ("LANs") and Wide Area Networks ("WANs") has placed a tremendous strain on the existing communications infrastructure. Communication service providers have sought to increase their revenues by delivering a growing range of data services to their customers in a cost-effective manner. The resulting demand for increased bandwidth and services has created a need for faster, larger and more complex networks. Additionally, due to increasing needs for moving, managing and storing mission-critical data, the market for storage equipment has been growing significantly.

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

        In Storage, our products address primarily Enterprise-class storage systems and blade-servers using Fibre Channel and Serial Attached SCSI ("SAS")/Serial Attached ATA ("SATA") protocols. Our customers include leading communications and storage OEMs. On October 29, 2007, the Company completed its sale of a portion of the Storage Products business to Maxim Integrated Products, Inc. ("Maxim"). Maxim acquired the Company's SAS/SATA expander product, enclosure and baseboard management devices and certain other assets of the Storage Product business.

Debt Restructuring

        In October 2009, Vitesse completed its debt restructuring transactions. The debt restructuring agreements call for the conversion of 96.7% of the Company's approximately $110 million aggregate principal amount of 1.5% Convertible Subordinated Debentures due 2024 into a combination of cash, equity securities, and secured convertible debentures. With respect to the remaining 3.3% of those convertible debentures, the Company is settling its obligations in cash. Additionally, Vitesse has made cash payment of approximately $5 million of its $30 million senior secured loan, the terms of which had been amended to facilitate the debt restructuring. In order to authorize additional shares of common stock necessary to permit the conversion of the equity securities issued in the restructuring, we will be holding a special meeting of our shareholders on January 7, 2010 to approve an amendment to our certificate of incorporation.

Options Backdating and Accounting Irregularities

        The following is a description of some significant events that have occurred since April 2006, including, but not limited to, activities related to errors and irregularities in the disclosure of, and accounting for, stock options granted by the Company to its employees and the Board. A number of these events contributed directly to the delayed and/or restated filing of the prior years' Annual Reports with the SEC.

Chronology of Events

        In April 2006, Vitesse's Board of Directors appointed a Special Committee of independent directors to conduct an internal investigation relating to past stock option grants, the timing of such grants, and related accounting and documentation for stock option grants from January 1, 2005 to April 2006. The results of this review are discussed below at "The Special Committee—Findings and Recommended Actions."

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

        In May 2006, both the office of the United States Attorney for the Southern District of New York and the SEC's Division of Enforcement commenced investigations into Vitesse's practices relating to the grant of stock options. While the investigation by the United States Attorney is still ongoing, the staff of the Division of Enforcement has agreed to recommend a settlement to the Commission. Details of this settlement are discussed below at "Item 5. Legal Procedures—The DOJ Subpoena and the SEC Investigation."

        In June 2006, Vitesse's common stock was delisted from the NASDAQ National Market, due to the length of time that would be necessary for Vitesse to become fully compliant with applicable listing requirements. Later that same month Vitesse received a letter from the Trustee under the Indenture for Vitesse's 1.5% Convertible Subordinated Debentures due 2024 ("2024 Debentures") alleging that absent a cure, an event of default would occur within 60 days as a result of Vitesse's failure to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

        In August 2006, Vitesse received an acceleration notice from the Trustee under the Indenture for $96.7 million.

        In September 2006, Vitesse completed a Consent Solicitation with respect to the 2024 Debentures. In the Consent Solicitation, the holders of a majority of the 2024 Debentures consented to amendments to the Indenture governing the 2024 Debentures that:

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

        In November 2006, Vitesse completed a second Consent Solicitation of the holders of Vitesse's 2024 Debentures resulting in the following:

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

        In December 2006, the Company announced that the Special Committee had completed its review and presented details of its finding in a Financial Release and Form 8-K filing. These results are discussed in detail below under "The Special Committee—Findings and Recommended Actions."

        In June 2007, the Board of Directors engaged BDO Seidman, LLP as Vitesse's independent registered public accountants.

        In October 2007, Vitesse entered into a proposed settlement of all federal securities class action claims that were filed against the Company and all related federal and state shareholder derivative actions relating to allegations of stock option backdating and accounting manipulations. The proposed settlement is discussed in more detail under "Legal Proceedings."

        In April 2008, the District Court approved the settlement of the consolidated securities class actions filed against Vitesse and certain current or former directors and officers of Vitesse alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on behalf of a class of purchasers of Vitesse common stock. The settlement is discussed in more detail under "Legal Proceedings."

        In August 2008, the District Court granted final approval of settlements in the federal and state derivative actions filed on behalf of Vitesse against certain current or former directors and officers of Vitesse, and nominally against Vitesse alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code Sections 25402 and 25403. The settlement is discussed in more detail under "Legal Proceedings."

        In September 2008, Vitesse completed and filed its Annual Report on Form 10-K containing audited financial statements for the years ending September 30, 2006 and 2007.

        In December 2008, Vitesse completed and filed its periodic reports on Form 10-Q for the periods ended December 31, 2007, March 31, 2008 and June 30, 2008 and its annual report on Form 10-K for the fiscal year ended September 30, 2008.

        On June 15, 2009, Vitesse announced that it had reached a settlement of its lawsuit against KPMG, its former auditors, for malpractice; pursuant to which, KPMG agreed to pay the Company $22.5 million. The final settlement is discussed in more detail under "Legal Proceedings."

The Special Committee—Findings and Recommended Actions

        In December 2006, the Special Committee completed its investigation and released its report to the public in a Financial Release and Form 8-K. The Special Committee found that members of prior management utilized improper accounting practices primarily related to revenue recognition and inventory, and prepared or altered financial records. Based on the review of the Special Committee, our management determined that it would likely be unable to prepare and publish audited financial statements for its fiscal year ended September 30, 2005 and prior periods, but would be able to do so for periods thereafter, upon reconstruction of the beginning account balances for the year ended September 30, 2006. The Special Committee's findings are discussed in more detail below.

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

Revenue Recognition and Inventory

        As part of its investigation into the Company's option practices, the Special Committee found evidence of improper accounting practices. Moreover, the Special Committee found evidence that certain officers and employees prepared and altered documents and our financial records in an attempt to conceal some of these practices from our Board of Directors and our then independent public accountants, KPMG, LLP. All of the employees identified by the Special Committee as having been aware of, and involved with, these accounting issues are no longer employed by us. In addition, in its report the Special Committee directed management to undertake the necessary steps to remediate the shortcomings in its accounting environment.

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

        The following is a summary of the Company's additional key option related findings:

  •
  Fair market value strike prices were supported by insufficient anecdotal evidence.

  •
  Several grant agreements were modified by the Company, triggering variable accounting; however, such accounting treatment was not applied by the Company at the time of the modification.

  •
  Several grants were found to have measurement dates that differed from the grant date reflected in the Company's accounting records as determined under APB 25, "Accounting for Stock Issued to Employees," resulting in intrinsic value for the grants that was not recognized and recorded by the Company at the time of the grant.

  •
  Many option grants were found to have not been approved in accordance with the Company's stock option plans.

  •
  The Company's historical administration of its options program included certain shortfalls relating to proper adherence to plan requirements, corporate recordkeeping, documentation, and proper accounting treatment for transactions.

Restatement Methodologies

        As of October 1, 2005, the Company adopted Accounting Standard Codification ("ASC") Topic 718 Compensation—Stock Compensation ("ASC 718"); originally issued as Statement of Financial Accounting Standards ("SFAS") 123(R), "Share Based Payment," using the modified prospective transition method. Under this transition method, compensation expense is to be recognized for all share based compensation awards granted following the date of adoption as well as for all unvested awards existing on the date of adoption. Prior to October 1, 2005, the Company accounted for share based compensation awards using the intrinsic method in accordance with APB 25, as allowed under ASC 718. Under the intrinsic value method, no share based compensation expense is recognized if the exercise price of the stock option was at least equal to the fair market value of the common stock on the "measurement date." APB 25 defines the measurement date as the first date on which both the number of shares that an individual grant recipient is entitled to receive and the option or purchase price, if any, are known.

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

        As a result of the problems identified above, the Company undertook a project with the help of its consultants to reflect the appropriate measurement dates and related intrinsic value information in its accounting records. As a result of this analysis, the Company recognized an additional $268.8 million in compensation related expenses, before taxes, related to fiscal years prior to and including the year ended September 30, 2005. In addition to the compensation expense resulting from the correction of option measurement dates, the Company recognized expense for payroll taxes, interest, and penalties related to the historical underreporting of employees' gains on the exercise of misdated options. The Company's settled the employee payroll taxes and related interest and penalties resulting from the misdating of stock options in the third quarter of fiscal 2009 in the amount of $0.9 million.

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

  •
  Several senior management changes have been made including the appointment of Christopher R. Gardner as Chief Executive Officer in May 2006, the appointment of Richard C. Yonker as Chief Financial Officer in December 2006, and the engagement of Alvarez & Marsal, LLC, specifically Shawn C.A. Hassel of that firm, in April 2006, as interim Chief Financial Officer until Mr. Yonker was appointed as Chief Financial Officer. In December 2006, Mr. Hassel was appointed Chief Restructuring Officer to assist Mr. Gardner with continued improvements to operations and to assist Mr. Yonker in the continued re-staffing of the Company's financial group and the implementation of remedial actions recommended by the

    Special Committee and management. In January 2007, Michael B. Green was appointed Vice President, General Counsel and Secretary of the Company;

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

  •
  There were several changes made to the Company's Board of Directors and its Committees. On December 14, 2006, Edward Rogas, Jr. was appointed Chairman of the Board and Chairman of the Audit Committee. In June 2007, Willow Shire was appointed Chairperson of the Nominating and Corporate Governance Committee and Compensation Committee;

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

        We have incurred substantial expenses for legal, accounting, tax, and other professional services in connection with the Special Committee investigation and related findings, the Company's internal review of historical financial statements, internal and external investigations and inquiries, related litigation, and renegotiations of our debt arrangements due to violations of our covenants and other filing requirements. These expenses totaled $4.1 million and $10.8 million for the years ended September 30, 2009 and 2008, respectively. Similar expenses incurred through September 30, 2007 were in excess of $30.1 million.

Industry Trends and Characteristics that Affect Our Business

        In order to achieve sustained, increasing profitability, we must achieve a combination of revenue growth, increases in margins, and reductions in operating expenses. We continue to focus on improving each of these components of our financial model. In 2009, we faced particularly strong challenges due to the very poor market environment for semiconductors. Our customers took aggressive actions to reduce orders and adjust inventories. As a result we saw sequential declines of our product revenues in both the first quarter ended December 31, 2008 and in the second quarter ended March 31, 2009. Overall, product revenue declined from $218.5 million in fiscal 2008 to $154.9 million in fiscal 2009, a decline of 29.1%. Our core business, Carrier and Enterprise networking, had a smaller proportional decline, from $169.5 million in fiscal 2008 to $129.4 million in fiscal 2009, a decline of 23.7%. In addition, our non-core product revenues continued to decline from $49.1 million in fiscal 2008 to $25.6 million in fiscal 2009, a decrease of 47.9%. In response, we reduced overall operating expenses from $220.2 million in fiscal 2008 to $155.8 million in fiscal 2009 a decrease of 29.2%. This was done by implementing a variety of aggressive cost-cutting measures including reduction in workforce of approximately 12%, reduction in salaries for almost all employees, and improved efficiencies in operations. We saw improving economic trends in the second half of the year that allowed us to show sequential revenue growth in third and fourth quarter of fiscal 2009.

        Due to the depressed market conditions, many of our major customers and the industry in general, have been going through substantial consolidations, increasing the unpredictability of these end markets. In spite of these difficult business conditions, we believe that the long-term prospects for the markets that we participate in remain strong. We believe we are investing in the fastest growing segments of these markets.

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

        The majority of our sales effort is very early in the development of our customers' systems, where we compete for market share based on selection of our components over our competitors. Once selected for a "design win," we have a high probability of holding the majority market share for this product. Many of our large customers have their own internal design teams, which causes us to compete against these teams when our customers make a "make vs. buy" decision. The trend in the industry has been, and continues to be, to outsource more designs to companies such as ours. While we expect this trend to continue, we view this "internal" design effort as a significant competitive threat. The "design win" is a critical milestone in the path to generating revenue, as our products, and our customers' products, are highly complex and typically require many years of development, testing, and qualification before they reach full production. As a result, it may be difficult to forecast the potential revenue from new and existing products at the time we begin our development efforts or achieve our "design wins." In fiscal 2009, we attained our internal design win goals set at the beginning of the year.

        Our ability to improve margins depends upon several factors, including our ability to continue to reduce our cost of revenues, including our wafer, assembly, and test costs, our ability to improve manufacturing yields, our ability to continue to migrate our products to next-generation process nodes, and our ability to reduce average selling price ("ASP") erosion. As a fabless semiconductor company, we outsource a substantial amount of our manufacturing, including 100% of our wafer and package assembly fabrication. As such, we must manage our supply chain efficiently to ensure competitive materials pricing and effective lead-times for the materials that we purchase. The semiconductor industry in which we compete is highly cyclical. Typically, in periods of strong demand in the semiconductor industry, we may experience longer lead times, difficulties in obtaining capacity and/or meeting commitments to our required deliveries. In addition, we are subject to occasional supply chain issues such as EOL notices on certain material and/or products that may impact our ability to continue to support certain products that may impact revenue and/or require us to incur additional costs to provide alternative sources. While 100% of our wafer fab and assembly is outsourced, today, we perform 'wafer probe' and 'final test' at our in-house test facility in Camarillo, California. In 2009, we began a process to move the large majority of this facility to an outsourced test operation in Asia. We expect this process to take 9-12 months to complete, at the end of which the majority of our products will be tested in Asia at an outsourced test facility. This production model has substantial advantages in terms of lower fixed cost, reduced cycle times, and lower inventory levels.

        Improving product yields is critical to maintaining and improving our cost of revenues. We have a team of engineers focused on yield improvements. Yields are affected by a variety of factors including design quality, wafer fabrication, assembly and test processes and controls, product volumes, and life cycles. We work closely with all our manufacturing subcontractors to improve product manufacturability and yields. We manufacture a wide variety of products, some at low volumes, which likely limits our ability to improve yields on some products. Cost of revenues is also impacted by the ASP of our products, which is primarily determined by competitive factors within the specific markets we serve. Average margins vary widely within the markets we serve, with the Carrier Networking market having the highest average margins and the Enterprise Networking market having the lowest average margins. We endeavor to increase margins by providing products that have substantial added value relative to our competition.

        We continue to focus on improving our operational efficiencies. We reduced our operating expenditures from $220.2 million in fiscal 2008 to $155.8 million in fiscal 2009. We continue to focus on research and development ("R&D") and selling, general and administrative costs ("SG&A") that are the major elements of operating expense. To remain competitive, we must efficiently deploy our R&D resources into markets that will provide our future revenue growth. Our R&D costs were reduced from $50.0 million in fiscal 2008 to $45.6 million in fiscal 2009 through several cost reduction efforts including closing of our InP fabrication facility in Camarillo, California, and a substantial reduction in the costs of our CAD tools used to execute our designs. We believe that the majority of our R&D cost reductions have been in areas outside our strategic focus and were achieved through leveraging design efficiencies derived from standardization on Ethernet-based products. In fact, we increased our headcount in R&D by 6 people or 2.5% from fiscal 2008 to fiscal 2009. A large part of this growth is in our Hyderabad, India design center where we can more efficiently execute product verification and validation. Our India design center has been re-targeted from storage products onto products for Carrier and Enterprise Networking applications. We continue to focus our R&D efforts and to seek opportunities to more efficiently deploy our R&D resources into larger, growing markets. In 2007, we created a Strategy and Technology Office to better identify and exploit emerging opportunities in the marketplace.

        It is critical that we efficiently deploy our capital. We have continued to improve the critical operational metrics of the company, reducing cycle times, reducing total inventory, and reducing the ratio of slow-moving and obsolete inventory. In 2009, we continued our solid progress in this area. We reduced inventory levels from $37.5 million in fiscal 2008 to $18.8 million in fiscal 2009; increasing inventory turns from 2.8 to 4.2. We expect our move to an offshore testing facility to help us further reduce inventory levels and increase inventory turns.

        As is common in the industry, we sell semiconductor products directly to OEMs and also use a number of distributors and logistics providers to sell products indirectly to our customer base. These channel partners enable us to provide improved customer support and local inventory to our highly distributed customer base. Our direct gross shipments to customers were $63.0 million or 40.7% of total product revenue in fiscal 2009 compared with $55.3 million or 25.3% of total product revenue in fiscal 2008. Our indirect gross channel shipments were $105.1 million in fiscal 2009 and $175.6 million in fiscal 2008.

        In 2009, we accelerated our plans to move more of our business to a direct model. By the fourth quarter of fiscal 2009 we shipped 49.3% of our product direct to customers. We expect to continue to transition to more direct shipments. Our accounting policy is to include all distributor channel inventory on our balance sheet as part of the "sell-through" model. The "sell-through" model recognizes revenue upon shipment of the merchandise from our distributor to the final customer. For fiscal 2009, distributors Nu Horizons Electronics, Corp. (including its subsidiary Titan Supply Chain Services), Weikeng Industrial Co. Ltd. and direct customer Huawei Technologies Co., Ltd. accounted for 36.0%, 7.5%, and 12.0%, respectively, of our net revenues. For fiscal 2008, distributors Nu Horizons Electronics, Corp. (including its subsidiary Titan Supply Chain Services), Weikeng Industrial Co. Ltd. and direct customer IBM accounted for 48.8%, 9.2% and 11.3%, respectively, of our net revenues. For fiscal 2007, distributors Nu Horizons Electronics, Corp. (including its subsidiary Titan Supply Chain Services), Weikeng Industrial Co. Ltd. and direct customer IBM accounted for 50.1%, 7.1% and 11.0%, respectively, of our net revenues.

        Our sales are distributed geographically across the world. In 2009, 36% of our sales were to North America, 52% to Asia, and 12% to Europe. In 2008, 51% of our sales were to North America, 38% to Asia, and 11% to Europe. In 2007, 52% of our sales were to North America, 34% to Asia, and 14% to Europe.

Implementation of Our Strategy

        During the last three years, Vitesse accelerated a comprehensive strategic transformation that began in 2001 following the general decline of the telecommunications industry after the bursting of the "Internet Bubble." We have invested heavily to enter new markets, develop new products, and penetrate new customers in an effort to diversify the Company and provide new opportunities for growth. During the last three years we have:

  •
  Exited the GaAs and InP product business and closed our Camarillo, California wafer fabrication facility. Fixed assets with a zero net book value were sold for $2.5 million, net of commissions, on February 27, 2008. In 2010, we are planning to substantially reduce the remaining portion of our in-house manufacturing, our probe and test facility, and move these operations to an outsourced, offshore facility.

  •
  Divested portions of our Storage Products business that were not consistent with other areas of the Company whose products are based on Ethernet technology. We completed the sale of those portions to Maxim Integrated Products, Inc. ("Maxim"), on October 29, 2007, for $62.8 million plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement.

  •
  Redeployed and focused our R&D resources on product developments primarily in Carrier and Enterprise Networking markets; In 2009, despite challenging economic conditions, we continued to invest in R&D at a level necessary to drive future growth. In fiscal 2010, we will accelerate the deployment of a new generation of products that will substantially advance our position in critical new markets.

  •
  Expanded our business in Europe and Asia, primarily China, as the result of improved penetration into Tier 1 networking OEMs; In 2009, our top customer was Huawei Technologies Co., Ltd., the leading provider of Carrier networking equipment in China; and

  •
  Enhanced our top customer list to include new names such as IBM and HP in the Enterprise server, storage and networking markets and key Taiwanese ODMs in the Enterprise switch and router markets. In 2009, we continued to expand our customer list with new top 20 customers from Asia and Europe.

        We continue to strengthen our business with a focus on improving operational performance and execution, creating efficiencies in our R&D efforts, and identifying critical emerging growth opportunities that can be addressed with our available resources. Our efforts in operations include reduction in materials costs and cycle times, improved product yields, implementation of programs such as lean manufacturing, and an increased emphasis on the importance of our customers. These efforts are producing results, as we received multiple supplier awards during the year, including "Supplier of the Year" from our largest customer, Huawei Technologies Co., Ltd.

        We are improving the efficiency of our R&D primarily by focusing our resources on two large, but independent markets: Carrier Networking and Enterprise Networking. Both of these markets rely increasingly on Ethernet technology to deploy next-generation networks and services, which allows us to maximize the impact of our R&D budget. We believe our focus on the growth of Ethernet technology in Carrier and Enterprise networks is beginning to pay dividends. New products introduced in 2009 and next-generation products to be released in 2010 will substantially expand our served markets, allowing us to compete in large, new markets with high growth profiles.

Fiscal 2009 Actions

        On January 26, 2009, the Company reduced the base salaries of its named executive officers, effective February 1, 2009, as follows: (i) Mr. Christopher R. Gardner—20% reduction; (ii) Mr. Richard C. Yonker—10% reduction; (iii) Mr. Michael B. Green—10% reduction; and (iv) Mr. Martin Nuss—10% reduction. Also effective February 1, 2009, the Company suspended all matching contributions for its named executive officers in connection with the Company's 401(k) plan. In addition, there were reduced wages and benefits to substantially all other employees of the Company. These actions remained effective through the end of the Company's 2009 fiscal year. On October 1, 2009, the salaries of the Company's employees other than Mssrs. Gardner, Yonker, Green and Nuss were reinstated to the same levels as in effect prior to the reduction. On October 12, 2009, the Compensation Committee of the Company's Board of Directors reinstated the annual base salaries of Mssrs. Gardner, Yonker, Green and Nuss to the same level as in effect prior to the reduction. Such reinstatement was effective on a retroactive basis to October 1, 2009.

        As of March 31, 2009, the Company eliminated 64 positions; approximately 12% of our total workforce. Of these 53 positions, or approximately 10% of the reductions in the workforce, related to full-time employees; the remaining reductions related to temporary staffing. The Company did not incur any facilities costs related to workforce reductions. All actions related to workforce reductions through March 31, 2009 are complete and the Company does not have any additional reductions planned for the remainder of the fiscal year. A severance expense of $0.5 million is included in our operating results for the twelve months ended September 30, 2009.

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

Carrier Networking

        The global telecommunications Carrier Network, which includes networks delivering voice and data services, has grown dramatically to a complex combination of networks. These networks are often classified into groups such as Wide Area Networks ("WANs"), Metropolitan Area Networks ("MANs"), Multi-Service Access Networks ("MSANs"), and Radio Access Networks ("RANs"). Each of these types of networks has their own set of technical and operational challenges. These evolving networks must deliver more bandwidth and provide increasing data-based capabilities to provide "quadruple play" services that integrate voice, data and video traffic over both wired and wireless networks. To address this problem, Carriers are increasingly trying to map Ethernet services and connectivity more efficiently into their existing networks. They may even replace their legacy network with new all-IP/Ethernet-based networks. Broadly, Ethernet technology upgraded to meet these requirements is being referred to as "Carrier Ethernet." It is, in effect, an adaptation of Ethernet to provide the same features and functions that have traditionally been provided by "telecom" protocols such as Synchronous Optical Network ("SONET/SDH"), Plesiochronous Digital Hierarchy ("PDH"), etc. Because of the complexity of the Carrier networks, products sold into these applications have long design cycles, typically two to four years from design start to production, and long life cycles, typically five to 10 years or more.

        Vitesse provides a variety of products into Carrier networking applications. These generally include: (i) Ethernet-over-SONET Mappers, SONET/SDH Framers and Switches; (ii) Optoelectronic Physical Media Devices ("PMDs") and Physical Layer Devices ("PHYs") such as Transceivers and

Clock and Data Recovery ("CDR"); (iii) Signal Integrity Products including Backplane Transceivers, CDR, and Crosspoint Switches; (iv) Ethernet Media Access Controllers ("EMACs") and Switches; (v) Gigabit Ethernet Copper PHYs; and (vi) Next-Generation Optical Transport Network ("OTN") Mappers.

Enterprise Networking

        Enterprise Networks generally include equipment dedicated to the communication of voice and data services within large Enterprise organizations. An Enterprise Network will typically be comprised of one or more LANs computer systems including workstations and servers, as well as one or more Service Access Networks ("SANs"). Enterprise Networks will also typically include broadband connections to Carrier Networks for the broader communication of voice and/or data outside of the enterprise. Enterprise Networks are often classified into groups depending on their size and complexity. Typical categories are large Enterprise, data center switching, small-medium enterprise ("SME"), small-medium business ("SMB"), and small office home office ("SOHO"). Similar to Carrier Networks, Enterprise Networks are going through an evolution to provide more bandwidth, (i.e. more data at higher speeds) and more reliability, interoperability, and scalability. Ethernet-based networks, which are already widely deployed in LANs, are becoming more prevalent in other Enterprise applications such as data center switching and SANs. Enterprises are paring down their multiple networks (telephone, LAN, video conferencing, wireless, and remote mirroring/backup) to a common switched IP/Ethernet-based infrastructure. Ethernet technology that is being upgraded to meet these new requirements is generally referred to as "Converged Enhanced Ethernet." In addition, Enterprise Networks are migrating from fast 100 Mbps Ethernet to Gigabit Ethernet and from Gigabit Ethernet to 10 Gigabit Ethernet. This transition is still in the early stages and expected to accelerate over the next several years. The complexity of products within the Enterprise Networks varies dramatically based on the product application. Products at the "low-end" of the network, in SOHO, SME, and low-end SME applications typically have fast design cycles in the order of six to 12 months and short life cycles, in the order of two to four years. Products sold into applications at the "high-end" of Enterprise such as data center switching and high-end SME have longer design cycles, typically one to two years from design start to production and long life cycles, typically three to five years or more. Vitesse provides a variety of products into Enterprise Networking applications. These generally include: (i) Ethernet MACs, Switches, and Routers; (ii) Gigabit Ethernet Copper PHYs; (iii) Integrated Copper PHY and Switch products; and (iv) Signal Integrity products including Backplane Transceivers, CDRs and Crosspoint Switches.

Non-Core

        Products that do not substantially sell into the Carrier or Enterprise Networking markets or require little or no current or future investment have been classified as Non-Core products. Today, these products include legacy products from our Fibre Channel storage products line, our Raid-on-Chip processor line, our Network Processor product line and our packet-based Switch Fabric product line.

Intellectual Property

        In 2008, we began to leverage our substantial IP portfolio into licensing opportunities with third-parties. We offer a variety of IP "cores" and design services in deep submicron, 130 nm and 65 nm process technologies. To date, our primary focus has been our Gigabit Ethernet Copper PHY and switch technologies as well as high-speed PHYs and signal integrity "cores."

        We anticipate being able to exploit our many years of technology development by providing this technology to systems suppliers and other, non-competing semiconductor suppliers in the form of IP via licensing arrangements. We believe we are in a unique position to supply such IP to other IC vendors as we are either the technology or low-power leader for such intellectual property, or such IP is only available from IC vendors that are competing in the same markets as the companies looking for such IP. As a smaller, more focused and specialized IC vendor, we are less likely to compete with those companies.

        On June 30, 2009, the Company completed the sale, assignment and transfer of certain patents (the "Vitesse Patents") from its intellectual property portfolio for consideration of IP revenue of $8.25 million. Payment was due and received on July 15, 2009. The Company incurred $1.8 million in broker's fees related to the sale. The Company recorded the broker's fees in selling, general and administrative expense. The Vitesse Patents relate to the Company's non-core business, specifically its Network Processing products.

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

Revenue Recognition, Sales Returns Reserve and Allowance for Doubtful Accounts

        In accordance ASC Topic 605 Revenue Recognition ("ASC 605"); originally issued as SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as codified by SAB 104, "Revenue Recognition," ("SAB 104") we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We recognize revenue on goods shipped directly to customers at the time of shipping, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all distributors, utilizing information provided by the distributors. As of September 30, 2009, these distributors maintained inventory balances of $3.6 million, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers. Payments received from distributors for inventory shipped to them, in advance of the sale of that inventory to the end-user, are shown as deferred revenue. Vitesse personnel are often involved with the sales from the distributors to end customers.

        At September 30, 2009, approximately 2.2% of our inventory is consigned and located with two customers. Consistent with our revenue recognition policy, we recognize revenue when the customer pulls the inventory for use, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        In accordance with ASC 605, when licensing technology and other intangibles, delivery is not deemed to occur for revenue recognition purposes until the license term begins. Revenues are recognized in a manner consistent with the nature of the transaction and related earnings process. Based on management's analysis of the license terms, and pursuant to the guidance in ASC 605, revenue related to the licensing of intellectual property ("IP") is deferred until delivery has occurred and final acceptance of the contracted deliverables is received from the licensee.

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

        We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable on a monthly basis based on a combination of factors. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of September 30, 2009 and 2008, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

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

        We account for goodwill and other intangible assets in accordance with ASC Topic 350 Intangibles—Goodwill and Other ("ASC 350"); originally issued as SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter, or more frequently, if we believe indicators of impairment exist or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy, and significant negative industry or economic trends.

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

        For other intangible assets and long-lived assets, in accordance with ASC Topic 360 Property, Plant, and Equipment ("ASC 360"); originally issued as SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of other intangible assets is determined by discounted future cash flows, appraisals, or other methods. Fair value of long-lived assets is determined based on market value. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the fair value attributable to the asset is less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we amortize over the remaining estimated useful life of the asset.

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

        During the quarter ended December 31, 2008, we identified changes in key factors indicating a possible impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. These continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our valuations, which are a component of our goodwill impairment tests. Based on this information we completed the first step of our goodwill impairment test and determined that additional impairment analysis was required by ASC 350.

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

        Other intangible assets, which consist primarily of technology and IP, are amortized over their estimated useful lives. The remaining lives of these assets range from less than one year to three years. As required by ASC 360 we verified our long-lived assets were not impaired as of the time of the goodwill impairment.

Valuation of Repurchase Right on Subordinated Debentures

        In accordance with ASC Topic 815 Derivatives and Hedging ("ASC 815"); originally issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. Our 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures") includes a repurchase right for 113.76% of the principal amount of the 2024 Debentures on October 1, 2009 (the "premium put" or "derivative liability") that we have identified as an embedded derivative requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the premium put meet the criteria for separate accounting as set forth in ASC 815. We estimate the approximate fair value of the premium put as the difference between the estimated value of the 2024 Debentures with and without the premium put feature. The fair value of the 2024 Debentures with the embedded premium put feature was estimated using a scenario analysis that incorporated the investment and settlement alternatives available to the debt holders in connection with the premium put feature. The scenario analysis valuation model combined expected cash outflows with market-based assumptions and an estimate of the probability of each scenario occurring. The fair value of the 2024 Debentures without the embedded premium put feature was estimated using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding shares of our common stock into which the 2024 Debentures are convertible. Our analysis is premised on the assumption that the holder would act in a manner that maximizes the potential return, or "payoff", at any given point in time. Included in this premise is the assumption that the holder would compare the potential return associated with each available alternative, including, as specified in the terms of the contract, holding the debt instrument, exercising an equity conversion option, or exercising a put option. As a component of this, we incorporated a market participant consideration as to the Company's capacity to fulfill the contractual obligations associated with each alternative, including the Company's ability to fulfill any cash settlement obligation associated with exercise of the put option, as well as the Company's ability to refinance the contractual obligation. Based on our analysis, we determined that the fair value of the premium put is most sensitive to the estimated amount of funds available for settlement of the liability on October 1, 2009. More specifically, fair value of the premium put is positively correlated to the estimated amount of cash proceeds and other securities expected to be received at exercise. Should the premium put have value, any gain or loss on the fair value of the premium put will be reflected in current earnings. The result of our valuation analysis was that premium put was estimated to have $12.2 million fair value as of September 30, 2009 and no fair value as of September 30, 2008. Upon exercise of the put option related to the 2024 Debentures on October 1, 2009 (See Note 14—Subsequent Events), the liability associated with the premium put was recorded at $13.3 million representing the contractual amount owed to the debenture holders upon exercise of the put. The fair value of the premium put is measured using Level 3 inputs. The primary driver of the change in fair value between these dates was an increase in the amount of funds, both cash and other securities, available for settlement between the measurement dates.

Accounting for Share-Based Compensation

        ASC 718 requires all share-based payments, including grants of stock options and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option-pricing model that meets certain requirements.

        ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of ASC 718, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability. Because the share-based compensation expense recognized in the statements of operations for the periods ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeitures from the estimates made at grant date could result in more or less non-cash compensation expense in comparable periods.

Assets and Liabilities of a Business Held for Sale

        In accordance with ASC 360 we classify the assets and liabilities of a business as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held for sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. On December 22, 2008, we closed the sale of the Colorado land and building to a third-party. The gross sales price was $6.5 million. The facility, which was previously used for the Storage Products business, remained unused since the sale of that business on October 29, 2007. As a result, the net book value of $3.2 million was reported as "Asset Held for Sale" on the September 30, 2008 balance sheet. We recognized a gain of approximately $2.9 million on this sale in the first quarter of fiscal 2009.

Income Taxes

        The Company accounts for income taxes using ASC Topic 740 Income Taxes ("ASC 740"); originally issued as SFAS No. 109, "Accounting for Income Taxes." Under ASC 740, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (ASC 740), and an interpretation of SFAS 109 (ASC 740), on October 1, 2007 and assessed the impact of FIN 48 (ASC 740) on its financial statements and determined that no adjustment to retained earnings was necessary.

        The Company maintains a valuation allowance on the deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these deferred tax assets in future tax periods. The valuation allowance is based on estimates of future taxable income by tax jurisdiction in which the Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities. ASC 718 allows the benefit related to deductible temporary differences attributable to non-qualified stock options to be credited to additional paid-in-capital when realized. Because the Company is in a net operating loss position as of September 30, 2008 and 2007, it may not recognize a benefit arising from non-qualified stock options for those respective years.

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

Impact of Recent Accounting Pronouncements

        In June 2009, the FASB issued ASC Topic 105 Generally Accepted Accounting Principles ("ASC 105"); originally issued as SFAS No. 168 "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." ASC 105 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. ASC 105 also replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which includes our fiscal year ended September 30, 2009. The adoption of this statement does not have a material impact on our results of operations, financial position or cash flows.

        In December 2007, the FASB issued ASC Topic 805 Business Combinations ("ASC 805"); originally issued as SFAS No. 141R, "Business Combinations." ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, ASC 805 is applicable to the Company's accounting for business combinations closing on or after October 1, 2009. We expect ASC 805 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of October 1, 2009. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows during the year ended September 30, 2009.

        In April 2009 the FASB issued ASC Topic 805 Business Combinations ("ASC 805"); originally issued as FSP No. 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." ASC 805 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in ASC 805 for acquired contingencies. ASC 805 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect ASC 805 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows during the year ended September 30, 2009.

        In December 2007, the FASB issued ASC Topic 810 Consolidation ("ASC 810"); originally issued as SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. ASC 810 is effective for fiscal years beginning after December 15, 2008. We do not anticipate that the adoption of ASC 810 will have a material impact on our financial statements.

        In March 2008, the FASB issued ASC Topic 815 Derivatives and Hedging ("ASC 815"); originally issued as SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133." ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted ASC 815 in the second quarter of fiscal 2009. ASC 815 only required additional disclosure, the adoption did not impact our consolidated financial position, results of operations or cash flows.

        In May 2008, the FASB issued ASC Topic 470 Debt ("ASC 470"); originally issued as FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." ASC 470 requires us to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. ASC 470 requires us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. ASC 470 is effective for fiscal years beginning after December 15, 2008. We anticipate that ASC 470 will affect the accounting for our convertible debt and we are currently evaluating the impact that it will have on our financial statements.

        In June 2008, the FASB ratified ASC Topic 815 Derivatives and Hedging ("ASC 815"); originally issued as Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock." ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and the instrument's settlement provisions. ASC 815 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. We are currently determining the impact that ASC 815 will have on our financial statements, if any.

        In April 2009 the FASB issued three related Staff Positions: (i) ASC Topic 820 Fair Value Measurements and Disclosures; originally issued as FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly," (ii) ASC Topic 320 Investments—Debt and Equity Securities ("ASC 320") and ASC Topic 958-320 Investments—Debt and Equity Securities ("ASC 958-320"); originally issued as SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," and (iii) ASC Topic 825 Financial Instruments ("ASC 825") originally issued as SFAS 107-1 and ASC Topic 270 Interim Reporting ("ASC 270"); originally issued as APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which will be effective for interim and annual periods ending after June 15, 2009. ASC 820 provides guidance on how to determine the fair value of assets and liabilities under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. ASC 320 and ASC 958-320 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. ASC 825 and ASC 270 enhance the disclosure of instruments under the scope of ASC 820 for both interim and annual periods. We adopted this statement for our quarter ended June 30, 2009. The adoption of this statement did not have an impact on our results of operation, financial position or cash flow.

        In May 2009, the FASB issued ASC Topic 855 Subsequent Events ("ASC 855"); originally issued as FAS No. 165, "Subsequent Events." ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 is effective for interim and annual periods ending after June 15, 2009. We adopted this statement for our quarter ended June 30, 2009, and the adoption did not have an impact on our results of operations, financial position or cash flows. The Company has evaluated subsequent events through December 11, 2009, which coincides with the issuance of its financial statements for the period ended September 30, 2009.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

        The following table sets forth statements of operations data expressed as a percentage of net revenues for the fiscal years indicated:

	Year Ended September 30,
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	46.6%	46.5%	51.3%
Engineering, research and development	27.2%	21.9%	21.3%
Selling, general and administrative	23.9%	22.1%	19.1%
Accounting remediation & reconstruction expense & litigation costs	(5.9)%	4.7%	6.1%
Goodwill impairment	113.8%	—	—

Amortization of intangible assets	0.8%	1.1%	3.0%

Costs and expenses	206.4%	96.3%	100.8%

(Loss) income from operations	(106.4)%	3.7%	(0.8)%
Other (expense) income:
Interest expense, net	(10.0)%	(1.7)%	(1.2)%
Loss on extinguishment of debt	0.0%	0.0%	(0.9)%
Other income, net	0.1%	2.1%	0.8%

Other (expense) income , net	(9.9)%	0.4%	(1.3)%
Income tax (benefit) expense	(0.9)%	0.5%	0.1%
Minority interest in loss (earnings) of consolidated subsidiary	0.0%	(0.3)%	0.0%

(Loss) income from continuing operations before discontinued operations	(115.4)%	3.3%	(2.2)%
Discontinued operations
Income (loss) from discontinued operations, net of tax	0.0%	4.0%	(7.6)%

Net (loss) income	(115.4)%	7.3%	(9.8)%

Fiscal Years Ended September 30, 2009 and 2008

Product Revenues

        We classify our IC products into three categories: (i) Carrier Networking Products; (ii) Enterprise Networking Products; and (iii) Non-Core Products. The Carrier Networking Products line services core, metro, and access networks, also known as Carrier Networks. Our products are focused on enabling Ethernet data services to be deployed more broadly across these networks. The Enterprise Networking Products line services the market for Ethernet switching and transmission within LANs in SMB and SME markets. Non-Core Products are those product lines where we have chosen to exit markets and no longer continue to invest.

        The following table summarizes our product revenues. Our references to years are in the context of our fiscal years ended September 30:

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Carrier Networking Products	$69,020	$92,952	$(23,932)	(25.7)%
Enterprise Networking Products	60,356	76,524	(16,168)	(21.1)%
Non-Core Products	25,551	49,060	(23,509)	(47.9)%

Product Revenues	$154,927	$218,536	$(63,609)	(29.1)%

        Product revenues in fiscal 2009 were $154.9 million, a decrease of 29.1% from the $218.5 million recorded in fiscal 2008. The decrease is driven primarily by overall weaker customer demand and inventory corrections that our customers have implemented in response to the severely depressed global economic environment.

        Product revenues from Carrier Networking Products were $69.0 million in fiscal 2009, compared with $93.0 million in fiscal 2008. The decrease of 25.7% is due to overall weakness across the majority of product segments, particularly older optical physical layer and processing products. This was offset by relative strength from our Ethernet over SONET Mappers and Gigabit Ethernet and 10 Gigabit Ethernet Physical Layer products.

        Product revenues from Enterprise Networking Products in fiscal 2009 were $60.4 million, a decrease of 21.1% from $76.5 million in fiscal 2008. The decrease was primarily due overall weakness across all product segments.

        Product revenues from Non-Core Products were $25.6 million in fiscal 2009, compared with $49.1 million in fiscal 2008. The decrease of $23.5 million, or 47.9%, was primarily due to a strong decline in Raid-on-Chip Processor products. Our legacy Network Processor and Fiber Channel Physical Layer components also saw a substantial decline of approximately 50%. We have chosen to exit these markets and are no longer making any additional investments in these products.

        In fiscal 2009, we shipped approximately $9.4 million in products that are now classified as end-of-life ("EOL"), compared to sales of $22.1 million in EOL products in fiscal 2008. These products are older generation storage products, including our 2G Fibre Channel products and Enclosure Management products classified as Non-Core products, certain older generation Ethernet Switch and MAC products classified as Enterprise products, and certain products originally manufactured in our Camarillo, California GaAs fabrication facility classified as Carrier Networking products.

Licensing Revenues

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Licensing revenues	$13,250	$10,000	$3,250	32.5%

        Licensing revenues were $13.3 million in fiscal 2009, compared with $10.0 million in fiscal 2008. For the year ended September 30, 2009, licensing revenues included IP revenue of $8.3 million from the sale of patents from our IP portfolio and $5.0 million from an arrangement, entered into in the first quarter of 2008, to license IP to a third-party. On December 28, 2007, the Company entered into an arrangement to license IP to a third-party. Specific deliverables to the licensee were defined in the agreement and required acceptance from the licensee. Under the agreement, Vitesse received $15.0 million in license fees for the rights to certain products and technology. Of the fees, $10.0 million was recognized upon delivery and acceptance of the licensed technology in the fourth quarter of 2008. The remaining $5.0 million was recognized upon the one-year anniversary of the agreement in the first quarter of 2009. No royalties were received or recognized for the fiscal year ended September 30, 2009.

Cost of Revenues

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Cost of Revenues	$78,414	$106,344	$(27,930)	(26.3)%
Percent of net revenues	46.6%	46.5%

        As a fabless semiconductor company, we use third-parties (including TSMC, IBM, Chartered Amkor, ASAT, and ASE) for wafer fabrication and assembly services. Our cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; and (iii) labor and overhead costs associated with product procurement and testing.

        Our cost of revenues was $78.4 million in fiscal 2009 compared to $106.3 million in fiscal 2008. As a percentage of net revenues, our cost of revenues was 46.6% in fiscal 2009 compared to 46.5% in fiscal 2008. Excluding intellectual property revenue, our cost of revenue for products was $78.4 million, or 50.6% of revenue in fiscal 2009 compared with $106.3 million or 48.7% of revenue in fiscal 2008. The increase in the cost of revenues by 1.9% is attributable primarily to three factors:

  1.
  A $1.7 million write off of obsolete inventory in the second quarter of fiscal 2009

  2.
  Under-utilization of fixed sized manufacturing facilities, primarily our probe and test manufacturing facility, due to reduced sales volume

  3.
  A slight shift in product mix to higher cost products in the Enterprise Switching product line from lower cost Physical and Processing products. This was the result of our focus in prior years to diversify our business in areas outside the Carrier Networking markets. While products in these new markets provide good diversification and growth opportunities, they come at a higher overall cost of revenues.

        As it is customary in the semiconductor industry for product prices of maturing products to decline over time, it is imperative that we continue to reduce our cost of revenues. We continued to focus our efforts on improving operating efficiencies, including improving product yields, reducing scrap, and improving cycle times.

        In fiscal 2009, our cost of revenues was impacted by substantially lower sales volumes. Under-utilization of our fixed sized manufacturing facilities, primarily our test manufacturing facility, increased our cost of revenue as a percentage of net revenues in fiscal 2009 relative to fiscal 2008. During fiscal 2009, we took steps to reduce our fixed cost of manufacturing by re-evaluating our testing procedures. In an effort to reduce costs and shorten manufacturing time, the Company has decided to eliminate test activities at the Camarillo, California location. This will reduce headcount, maintenance, and facilities costs. We have begun planning to move a substantial portion of our test facility to a subcontractor in fiscal 2010 to further reduce our fixed manufacturing costs. (See Note 14—Subsequent Events in the accompanying consolidated financial statements).

Engineering, Research and Development

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Engineering, research and development	$45,685	$49,982	$(4,297)	(8.6)%
Percent of net revenues	27.2%	21.9%

        Engineering, research and development expenses consist primarily of salaries and related costs, including share-based compensation expenses of engineering employees engaged in research, design, and development activities. Other expenses included are mask sets, electronic design automation tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.

        Engineering, research and development expenses for 2009 were $45.7 million, a decrease of $4.3 million or 8.6% from $50.0 million in 2008. The decrease in expenses is primarily due to lower mask set expenditures of $1.4 million, lower employment costs of $1.2 million and lower facility costs of $1.3 million. Engineering activities transferred to lower cost geographies accounted for the lower employment and facility costs.

        Engineering, research and development investment in 2009 as a percentage of net revenues increased to 27.2% from 21.9% in 2008. The continued commitment to engineering investment and the engineering productivity improvement in 2009 despite the decrease in revenue, demonstrates the Company's continued commitment to the design and development of future products as vital to maintaining a competitive edge for the Company and its customers. The Company closely monitors its engineering expense in relationship to revenue expectations in future periods. We continue to concentrate our investments in areas that match our customers' requirements and market conditions.

Selling, General and Administrative

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Selling, general and administrative	$40,227	$50,557	$(10,330)	(20.4)%
Percent of net revenues	23.9%	22.1%

        Selling, general and administrative ("SG&A") expense consists primarily of personnel-related expenses, including share-based compensation expense, legal and other professional fees, facilities expenses, outside labor and communications expenses.

        SG&A expense decreased by 20.4% or $10.3 million compared to the year ended September 30, 2008. As a percentage of net revenues, SG&A expense increased from 22.1% to 23.9%. The reductions in costs were driven by a decrease in compensation-related charges of $2.7 million as a result of salary and head count reductions. Due to extensive cost-reduction efforts, facilities, travel and supplies expenses decreased by a total of $2.0 million. Share-based compensation decreased by $0.6 million due to the vesting of a substantial number of stock options during the first fiscal quarter of 2009, net of increases due to the issuance of new awards during the year. During the year, professional fees decreased by $3.2 million compared to fiscal 2008 due to the transitioning of accounting and finance functions from contract employees to full-time staff.

        During the fourth quarter of fiscal 2009, we incurred $2.1 million in legal and professional fees related to the restructuring of our 2024 Debentures and our senior note with Whitebox VSC, LTD.

        During fiscal 2009, upon the sale of certain intellectual property patents, we recognized $1.8 million in brokers fees related to the sale. Other sales related costs decreased by $1.4 million during the year due to lower operating results, resulting in a net increase in sales related costs of $0.4 million.

        In the third quarter of fiscal 2008, we recognized $0.4 million in bad debt from a customer that went out of business. In fiscal 2009, we did not recognize any specific write-offs and collected receivables that had previously been written off in the amount of $0.2 million.

        We also recorded a $2.9 million credit to SG&A expense for the recovery of sales tax withheld by foreign authorities. At the time of the sales in fiscal 2008 and the first quarter of 2009, we did not estimate that the recovery of these withholdings was likely and we recorded charges to SG&A expense in the amounts of $2.0 million in fiscal 2008 and $1.0 million in the first quarter of 2009 The net change in SG&A expense related to these charges in 2008 and the subsequent recovery in 2009 was $3.9 million.

        Additionally, in fiscal 2009, we recognized a gain on the sale of our Colorado building of $2.9 million. In fiscal 2008, we recognized a gain on the sale of fixed assets of $3.2 million, a difference and net increase to SG&A expense of $0.3 million.

Accounting Remediation and Reconstruction Expense and Litigation Costs

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Accounting remediation & reconstruction expense & litigation costs	$(9,922)	$10,761	$(20,683)	(192.2)%
Percent of net revenues	(5.9)%	4.7%

        Accounting remediation and reconstruction expense and litigation costs consists of fees incurred to resolve certain legal issues, remediate control deficiencies, and transition accounting and reporting responsibilities to full-time staff, in addition to the settlement of audits, investigations and lawsuits related to prior accounting periods.

        For the years ended September 30, 2009 and 2008, we recognized a net credit of $9.9 million and a charge of $10.8 million, respectively. As the remediation and reconstruction work came to a completion during fiscal 2009, $6.7 million of the $20.7 million difference is the result of a decrease in professional fees.

        We reached a settlement with KPMG, our former independent registered public accounting firm in fiscal 2009. Pursuant to the settlement, KPMG agreed to pay us $22.5 million and forgive all of our past indebtedness. During the third quarter, we recorded the settlement amount, net of fees and expenses, resulting in a net credit of $16.0 million.

        In June 2009, we reached a settlement with the IRS related to the exercise of backdated stock options. The settlement was less than we had previously estimated and accrued, and we recorded a credit to accounting remediation and reconstruction expense and litigation costs of $1.0 million during fiscal 2009.

        In connection with our pending settlement with the SEC, as proposed by the staff of the Division of Enforcement, related to their investigation into the Company's historical stock option practices and certain other accounting irregularities, we recorded a $3.0 million accrual during the third quarter of fiscal 2009.

Goodwill Impairment

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Goodwill impairment	$191,418	$—	$191,418	100.0%
Percent of net revenues	113.8%	0.0%

        During the first quarter of fiscal 2009, we identified changes in key factors indicating a possible impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our valuations which are a component of our goodwill impairment tests. Upon completion of the first step of our impairment test, we determined that additional impairment analysis was required by ASC 350. The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value was determined through an analysis of: (i) market capitalization; (ii) comparable public company valuations; and (iii) future cash flows expected to be generated by the Company. The calculated fair value is then allocated to individual assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets and liabilities of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and, consequently, the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge to fully write off our goodwill balance of $191.4 million in the first quarter of fiscal 2009. (See Note 3—Goodwill in the accompanying consolidated financial statements).

Amortization of Intangible Assets

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Amortization of intangible assets	$1,360	$2,514	$(1,154)	(45.9)%
Percent of net revenues	0.8%	1.1%

        Amortization of intangible assets was $1.4 million in fiscal 2009, compared to $2.5 million in fiscal 2008. The decrease from 2008 to 2009 is primarily due to intangible assets related to our prior acquisition of Cicada Semiconductor Corporation becoming fully amortized during fiscal 2008 and our prior acquisitions of Vermont Scientific Technologies and Adaptec becoming fully amortized during fiscal 2009.

Interest Expense, net

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Interest expense, net	$16,862	$3,868	$12,994	335.9%
Percent of net revenues	10.0%	1.7%

        Interest expense, net of interest income, increased by $13.0 million to $16.9 million for fiscal 2009. During the year ended September 30, 2009, we recorded a fair value adjustment to the premium put on the 2024 Debentures of $12.2 million. We did not record a fair value adjustment during fiscal 2008. The primary driver of the change in fair value from September 30, 2008 to September 30, 2009 was an increase in the amount of funds available for cash settlement between the measurement dates.

        Interest expense on outstanding debt was $4.8 million for the year ended September 30, 2009, an increase of $0.2 million from fiscal 2008. In October 2007, in connection with the sale of the Storage Products business, the Company replaced its debt to Tennenbaum Capital Partners ("TCP") with a note to Whitebox VSC, Ltd. ("Whitebox"). Interest expense of approximately $0.7 million incurred on the TCP debt in fiscal 2008 was recorded as a component of discontinued operations. Interest on the debt with Whitebox is included in interest expense. For fiscal 2009, twelve months of interest was incurred on the Whitebox debt compared to eleven months of interest incurred on the debt during fiscal 2008. Interest expense on the subordinated 2024 Debentures for fiscal 2009 was consistent with fiscal 2008.

        Although the Company maintained higher average cash balances, significant declines in interest rates earned on deposit accounts from fiscal 2008 to fiscal 2009 reduced the amount of interest income included in net interest expense by approximately $0.6 million.

Other Income, net

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Other income, net	$223	$4,882	$(4,659)	(95.4)%
Percent of net revenues	0.1%	2.1%

        Other income, net of other expense, was $0.2 million in fiscal 2009 compared to $4.9 million in fiscal 2008. This decrease is primarily due to the sale of available-for-sale securities held by Vitesse and its subsidiaries in the third quarter of 2008. We also recognized income related to the settlement of a breach of contract lawsuit and a gain on sale of scrap material in the first quarter of 2008. We did not record similar transactions in fiscal 2009.

Income Tax (Benefit) Expense

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Income tax (benefit) expense	$(1,451)	$1,222	$(2,673)	(218.8)%
Percent of net revenues	(0.9)%	0.5%

        Income tax expense represents state and foreign income tax expense not eligible for offset by loss carry forwards.

Minority Interest in Earnings of Consolidated Subsidiary

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Minority interest in (loss) earnings of consolidated subsidiary	$(81)	$660	$(741)	112.2%
Percent of net revenues	(0.0)%	0.3%

        We record a minority interest in the operations of our consolidated joint ventures, the Vitesse Venture Fund, L.P. and the Vitesse Venture Fund, L.P. II (together, "the Funds"), representing the limited partners' interest in the Funds' operating income and expenses. A minority interest in the income of our consolidated joint venture was recorded in the third quarter of fiscal 2008, representing the limited partners' interest in the Funds' gain on the sale of available-for-sale securities. The limited partners' portion of the gain totaled $0.7 million. In the fourth quarter fiscal 2009, the Funds recorded an impairment charge to write off an investment that was determined to have an other-than-temporary impairment. We recorded a minority interest charge of $0.1 million for the limited partners' portion of the impairment.

Income and Gain on the Sale of Discontinued Storage Products

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Gain on Discontinued Storage Products business, net of tax	$71	$9,044	$(8,973)	(99.2)%
Percent of net revenues	0.0%	4.0%

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

        Debt issuance costs related to the TCP debt of $3.5 million were included in the calculation of the gain on the sale pursuant to the accounting guidance in ASC Topic 205-20 Discontinued Operations ("ASC 205-20"); originally issued as EITF Issue 87-24, "Allocation of Interest to Discontinued Operations." ASC 205-20 which requires any costs related to financing that must be paid off with the proceeds of the sale of specific assets to be included in the determination of the gain or loss on the sale. In accordance with ASC 205-20, we allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of the Storage Product business. Pursuant to an amendment to the debt agreement with TCP we were required to pay the debt to TCP from the Storage Products division sale proceeds. Accordingly, for the nine months ended June 30, 2008, interest expense of approximately $16.9 million was included in discontinued operations. Interest expense included a "make-whole" payment of $16.4 million and interest expense and amortization of deferred financing fees of $0.5 million.

        For the year ended September 30, 2009, income from discontinued operations consisted solely of income from the earn-out, net of tax, in the amount of $0.1 million.

        For the year ended September 30, 2008, income from discontinued operations was $9.0 million, which included $1.7 million of income from the earn-out and residual operations, net of tax. For fiscal

2008, we reported the results of operations of the Storage Products business as discontinued operations in the Company's statement of operations in accordance with ASC 360.

        The following table sets forth selected operating results:

	September 30,
	2009	2008
	(in thousands)
Net revenues of discontinued operations	$—	$2,656

(Loss) income from continuing operations before income taxes	(195,644)	9,392
Provision for income tax (benefit) expense	(1,451)	1,222
Minority interest in loss (earnings) of consolidated subsidiary	81	(660)
Income from discontinued operations, net of tax	71	9,044

Net (loss) income	$(194,041)	$16,554

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

Licensing Revenues

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Licensing revenues	$10,000	$—	$10,000	—

        Licensing revenues were $10.0 million in fiscal 2008, compared with $0 in fiscal 2007. On December 28, 2007, the Company entered into an arrangement to license intellectual property to a third-party. Specific deliverables to the licensee were defined in the agreement and required acceptance from the licensee. We received confirmation of the deliverables from the licensee and recognized $10.0 million of licensing revenues in September 2008. In 2008, we began to leverage our substantial intellectual property ("IP") portfolio into licensing opportunities with third parties. We offer a variety of IP "cores" and design services in deep submicron, 130 nm and 65 nm, process technologies. To date, our primary focus has been our Gigabit Ethernet Copper PHY and Switch technologies as well as high-speed PHYs and Signal Integrity "cores."

Cost of Revenues

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Cost of Revenues	$106,344	$113,754	$(7,410)	(6.51)%
Percent of net revenues	46.5%	51.3%

        As a fabless semiconductor company, we use third-parties (including TSMC, IBM, Chartered Amkor, ASAT, and ASE) for wafer fabrication and assembly services. Our cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; and (iii) labor and overhead costs associated with product procurement and testing.

        Our cost of revenues was $106.3 million in fiscal 2008 compared to $113.8 million in fiscal 2007. As a percentage of net revenues, our cost of revenues was 46.5% in fiscal 2008 compared to 51.3% in fiscal 2007.

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

        During 2008, revenues from these higher cost products increased, while total cost of revenues improved compared to 2007 due to:

  •
  Substantial cost containment efforts by the Company. This cost containment is primarily attributed to efforts to reduce the purchase price of materials such as wafers and packages, and improvements in the efficiency of operations, including product yields. As it is customary for product prices in the semiconductor industry to decline over time, it is imperative that we continue to reduce our cost of revenues. Our efforts continued to be focused on improving operating efficiencies, including improving product yields, reducing scrap, and improving cycle times; and

  •
  There was no cost of revenues associated with intellectual property licensing revenues of $10.0 million in fiscal 2008.

Engineering, Research and Development

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Engineering, research and development	$49,982	$47,199	$2,783	5.9%
Percent of net revenues	21.9%	21.3%

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

Selling, General and Administrative

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Selling, general and administrative	$50,557	$42,459	$8,098	19.1%
Percent of net revenues	22.1%	19.1%

        Selling, general and administrative ("SG&A") expense consists primarily of personnel-related expenses, including share-based compensation expense, legal and other professional fees, facilities expenses, outside labor and communications expenses.

        SG&A expenses were $50.6 million in fiscal 2008 compared to $42.5 million in fiscal 2007. The $8.1 million increase in our SG&A expenses for fiscal 2008, is primarily due to higher accounting fees paid to our auditors for services related to the auditing and issuing of our 2006 and 2007 financial statements. Audit fees are considered recurring costs and are not included in the accounting remediation costs discussed below. We also experienced increases in bonus and commission expense as a result of improved operating performance and expense related to the cost of outside labor to prepare our Colorado Springs facility for sale. These increased costs are partially offset by a $3.2 million gain on the sale of fixed assets.

Accounting Remediation & Reconstruction Expense and Litigation Costs

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Accounting remediation & reconstruction expense & litigation costs	$10,761	$13,558	$(2,797)	(20.6)%
Percent of net revenues	4.7%	6.1%

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

        Accounting remediation and reconstruction costs are expected to decrease significantly in fiscal 2009 as we resolve certain legal issues, complete and file all outstanding financial reports, and transition accounting and reporting responsibilities to full-time staff.

Amortization of Intangible Assets

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Amortization of intangible assets	$2,514	$6,777	$(4,263)	(62.9)%
Percent of net revenues	1.1%	3.0%

        Amortization of intangible assets was $2.5 million in fiscal 2008, compared to $6.8 million in fiscal 2007. The decrease from 2007 to 2008 is due to intangible assets related to our prior acquisitions of Exbit Technology A/S, APT Technologies, Inc, and Multilink Technology Corporation becoming fully amortized during 2007. See Note 2—Goodwill and Other Intangible Assets in the accompanying consolidated financial statements for additional information.

Interest Expense, net

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Interest expense, net	$3,868	$2,580	$1,288	49.9%
Percent of net revenues	1.7%	1.2%

        Interest expense, net of interest income increased approximately $1.3 million to $3.9 million in 2008. In October 2007, in connection with the sale of the Storage Products business, the Company replaced its debt to Tennenbaum Capital ("TCP") with a note to Whitebox VSC, Ltd. ("Whitebox"). Interest expense incurred on the TCP debt in fiscal 2007 and 2008 was higher than the fiscal 2008 Whitebox interest expense, but all interest expense related to the TCP debt was recorded as a component of discontinued operations in fiscal 2007 and 2008, resulting in $3.1 million higher net interest expense in fiscal 2008. This increase is offset by a decrease in interest on the subordinated 2024 Debentures. In the second half of fiscal 2007, we incurred an additional 4% interest on the debentures in connection with the Second Supplemental Indenture dated September 24, 2007. As a result, interest expense related to the subordinated debentures decreased by $1.9 million in fiscal 2008 compared to fiscal 2007. We did not record a fair value adjustment during the fiscal 2008.

Loss on Extinguishment of Debt

	September 30,		Change
	2008	2007	$	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$(1,977)	$1,977	100.0%
Percent of net revenues	0.0%	(0.9)%

        In connection with the amendment to the 2024 Debentures in the first quarter of fiscal 2007, (See Note 6—Debt in the accompanying consolidated financial statements), the conversion price of the 2024 Debentures was permanently decreased from $3.92 to $2.546 per share of common stock, resulting in debt terms that were substantially different from the original debt terms. In accordance with 470 Debt ("ASC 470"); originally issued as EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company recognized a loss of $2.0 million on the extinguishment of debt in the first quarter of fiscal 2007 as a result of the write-off of unamortized debt issuance costs.

Other Income, net

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Other income, net	$4,882	$1,755	$3,127	178.2%
Percent of net revenues	2.1%	0.8%

        Other income, net of expense, was $4.9 million in fiscal 2008 compared to $1.8 million in fiscal 2007. Other income in fiscal 2008 was primarily related to gains on the sale of available-for-sale securities held by Vitesse and its subsidiaries of $3.4 million, $0.4 million income from the settlement of a breach of contract lawsuit, a $0.5 million gain on scrap materials. In fiscal 2007, other income primarily consisted of miscellaneous, non-recurring royalty payments generated from the licensing of intellectual property to third parties.

Income Tax Expense

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Income tax expense	$1,222	$224	$998	445.5%
Percent of net revenues	0.5%	0.1%

        Income tax expense represents state and foreign income tax expense not eligible for offset by loss carry forwards.

Minority Interest in Earnings of Consolidated Subsidiary

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Minority interest in earnings of consolidated subsidiary	$660	$—	$660	—
Percent of net revenues	0.3%	0.0%

        A minority interest in the income of our consolidated joint venture, the Vitesse Venture Fund, L.P. ("the Fund"), was recorded in the third quarter of fiscal 2008, representing the limited partners' interest in the Fund's gain on the sale of available-for-sale securities. The limited partners' portion of the gain totaled $0.7 million for the year ended September 30, 2008.

Income and Gain on the Sale of Discontinued Storage Products

	September 30,		Change
	2008	2007	$	%
	(in thousands)
Gain (loss) on Discontinued Storage Products business, net of tax	$9,044	$(16,822)	$25,866	153.8%
Percent of net revenues	4.0%	(7.6)%

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

        In accordance with ASC 205-20, we have allocated to discontinued operations interest expense associated with debt instruments that were required to be repaid upon the sale of Storage Products. For the year ended September 30, 2008, interest expense of approximately $16.9 million was included in discontinued operations. Interest expense included a "make-whole" payment of $16.4 million, and interest expense and amortization of deferred financing fees of $0.5 million. For the year ended September 30, 2007, interest and amortization of deferred financing fees was $10.2 million.

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

        We recorded amounts in discontinued operations in accordance ASC 360. Accordingly, we have reported the results of operations and financial position of the Storage Products business in discontinued operations within the Company's statements of operations and as assets and liabilities held for sale in the Company's balance sheet as of September 30, 2007.

        Selected operating results were as follows:

	2008	2007
	(in thousands)
Net revenues of discontinued operations	$2,656	$18,057

Income (loss) from continuing operations before income taxes	8,732	(4,601)
Provision for income taxes	1,222	224
Income (loss) from discontinued operations, net of tax	9,044	(16,822)

Net income (loss)	$16,554	$(21,647)

Liquidity

        Cash and cash equivalents increased to $57.5 million at September 30, 2009, from $36.7 million at September 30, 2008, as a result of the following:

	September 30,
	2009	2008
	(in thousands)
Net cash provided by (used in) operating activities	$19,197	$(22,620)
Net cash provided by investing activities	1,649	65,588
Net cash used in financing activities	(24)	(32,222)

Net increase in cash and cash equivalents	20,822	10,746
Cash and cash equivalents at beginning of year	36,722	25,976

Cash and cash equivalents at end of year	$57,544	$36,722

        In 2009, our operating activities provided $19.2 million in cash. Our net loss of $194.0 million included noncash charges of a $12.2 million fair value adjustment to the premium put, $4.2 million of depreciation expense, $3.1 million of stock-based compensation expense, a $3.0 million accrual for our pending settlement with the SEC related to past accounting irregularities and, a $1.0 million adjustment of our stock option backdating payroll tax liability due to our settlement with the IRS for less than estimated, and a $191.4 million goodwill impairment charge, offset by a gain on the sale of the Colorado building of $2.9 million. Cash expenses for fiscal 2009 include $4.1 million in costs related to our restructuring and remediation efforts and $2.1 million in legal and professional fees related to the restructuring of our 2024 Debentures and our senior note with Whitebox VSC, Ltd. These costs were offset by a $16.0 million credit related to the settlement with our former independent registered public accounting firm (See Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations).

        In 2008, our operating activities used $22.6 million in cash. This was primarily the result of $7.5 million of income from continuing operations and a $9.0 million gain from discontinued operations, offset by $18.0 million in net non-cash operating expenses and $21.2 million provided by changes in operating assets and liabilities.

        Accounts receivable increased $5.0 million from $6.3 million at September 30, 2008 to $11.4 million at September 30, 2009. The increase is primarily due to higher sales at the end of the fiscal year. Inventories decreased $18.7 million from $37.5 million at September 30, 2008 to $18.8 million at September 30, 2009, reflecting the decrease in our sales demand, and consequently our inventory purchases, and our channel partners and distributors taking action to reduce their inventory in response to the current economic slowdown. We were able to respond quickly to the change in demand, reducing orders to our suppliers. Our inventory levels will continue to be determined based upon the level of purchase orders we receive, and our ability and the ability of our customers to manage inventory levels. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

        Accrued expenses decreased by $4.7 million, including reductions of accrued income taxes and accrued wages. The decrease is primarily due to $0.9 million paid to the IRS upon the settlement of taxes related to backdated stock options. Accrued wages, including accrued bonuses and commissions were further reduced by $1.0 million due to headcount and salary reductions and lower sales volume during the year. Accrued income taxes decreased by $2.4 million primarily due to tax payments made during fiscal 2009. In addition, deferred revenue decreased by $1.4 million as a result of the decline in distributor purchases.

        In 2008, cash used in operating activities was primarily related to a reduction in deferred revenue resulting from a change in payment terms on distributor activity. The Company eliminated the option of its distributors to deduct 2% from invoice amounts if the distributors pay their invoice within 10 days of the invoice date. There was no change in revenue recognition policy, but rather a change in terms and conditions of payment policy. Additionally, we used cash to increase our investment in wafer die bank and finished goods inventory in order to improve our on-time delivery, particularly in our Ethernet product line. We also experienced a decrease in accrued expenses due to the timing of payments to our vendors and other service providers. Cash used in operations was partially offset by a decrease in accounts receivable due to increased focus on cash management and collection efforts.

        Investing activities provided cash of $1.6 million in fiscal 2009, which was primarily the result of the proceeds from the sale of the Colorado building of $6.0 million, net of commissions and transaction costs, partially offset by capital expenditures of $2.3 million and the purchase of to intangibles of $2.0 million. In 2008, our investing activities provided $65.6 million primarily as a result of the sale of our Storage Products business.

        In 2008, our financing activities used $32.2 million in cash, which was primarily a result of the repayment of our $59.5 million debt with TCP, offset by the proceeds received from Whitebox for $29.3 million. (See Debt Note in the accompanying financial statements).

        On October 30, 2009, we closed a debt restructuring transaction with our major creditors pursuant to which we issued approximately $50.0 million of new 8.0% Convertible Second Lien Debentures Due 2014 (the "2014 Notes") (See Note 6—Debt in the accompanying consolidated financial statements). Under the terms of the indenture governing the 2014 Notes, if we do not receive shareholder approval of an increase in our authorized shares of common stock on or prior to February 15, 2010, we will be obligated to pay $500,000 per month in additional interest until stockholder approval of this increase is obtained. If we are unable to obtain this stockholder approval prior to February 15, 2011, the holders of the 2014 Notes will have the right to convert the 2014 Notes into cash. If we are obligated to pay this additional interest, it will have a significant negative impact on our cash position and our results of operations. We believe that our available cash will be adequate to finance our operating needs and meet our obligations for the next 12 months; however, we do not believe that we will have sufficient cash by February 15, 2011 to permit a cash conversion of the 2014 Notes. Annual interest payments on the 2014 Notes will be $4.0 million annually, an increase of $2.5 million over the annual interest payments on the 2024 Debentures. The first interest payment on the 2014 notes is due April 1, 2010.

        Concurrent with the issue of the 2014 Notes, the Company amended the terms of the Senior Secured Loan Agreement (the "Amended Senior Secured Loan," the "Senior Secured Loan") with Whitebox VSC, Ltd (See Note 14—Subsequent Event in the accompanying consolidated financial statements). The amendment of the Senior Secured Loan Agreement included a $5.0 million repayment of principal; a fee of 1% of the amount of repayments; and a change to the interest terms on the note. The amended interest terms on the Senior Secured Note will not materially impact the amount of quarterly interest payments over the remaining life of the note but additional interest expense accrued under a payment-in-kind interest ("PIK") provision will increase the final payment due on the Senior

Secured Loan at maturity in the fiscal year ending September 30, 2012 by approximately $2.6 million over the face value of the note.

        As part of the debt restructure, On October 30, 2009, the Company paid $10.1 million to repay a portion of the 2024 Debentures. The Company also incurred approximately $6.0 million in legal and other fees to complete the transaction.

        On December 28, 2007, the Company entered into an arrangement to license IP to a third-party. The contract is a perpetual, nonexclusive, non-transferable, irrevocable license for specified IP. As part of the contract, we were granted a perpetual, nonexclusive, non-transferable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse received $15.0 million in license fees and royalties for the rights to certain products and technology. Of the fees and royalty payments, $10.0 million in fees was received upon delivery and acceptance of the licensed technology. The remaining $5.0 million of fees was received upon the one-year anniversary of the agreement. For a period of seven years from the effective date of the contract, licensee will pay royalties on a per unit basis, on each commercial sale incorporating the licensed products. Royalties will be accounted for when received. No royalties were received or recognized for the twelve months ended September 30, 2009.

Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases

Debt Restructuring

        In October 2009, Vitesse completed its debt restructuring transactions. The debt restructuring agreements call for the conversion of 96.7% of the Company's approximately $110 million aggregate principal amount of 1.5% Convertible Subordinated Debentures due 2024 into a combination of cash, equity securities, and secured convertible debentures. With respect to the remaining 3.3% of those convertible debentures, the Company is settling its obligations in cash. Additionally, Vitesse has made cash payment of approximately $5 million of its $30 million senior secured loan, the terms of which had been amended to facilitate the debt restructuring.

        Under the terms of the debt restructuring transaction, Vitesse is:

  •
  Paying approximately $3.6 million in cash to satisfy its obligations to those holders of 2024 Debentures that did not participate.

  •
  Paying approximately $6.4 million as cash consideration to those holders of the 2024 Debentures that participated in the exchange.

  •
  Issuing approximately $50 million in aggregate principal amount of new convertible secured debentures [to those holders of the 2024 Debentures that participated in the exchange]. These new convertible secured debentures have a five-year term, an 8.0% annual interest rate, and a conversion price of $0.225 per share. The indebtedness under these new convertible secured debentures is secured by a second-priority security interest in substantially all of Vitesse's assets.

  •
  Issuing approximately 173 million shares of common stock along with approximately 771,000 shares of a new Series B Preferred Stock that will be convertible into common stock on a 100:1 basis and that will have a dividend preference relative to the common stock [to those holders of the 2024 Debentures that participated in the exchange]. The Series B Preferred Stock and the new convertible secured debentures include restrictions on conversion that prohibit a holder of these securities from converting them if it would result in the holder beneficially owning more than 9.9% of Vitesse's outstanding stock. . (See Note 14—Subsequent Events in the accompanying consolidated financial statements).

        We will be holding a special meeting of our shareholder on January 7, 2010 to approve an amendment to our certificate of incorporation to increase the number of authorized shares of common stock to permit the conversion of the 2014 Notes and to provide additional shares of common stock for general corporate purposes. Under the terms of the indenture governing the 2014 Notes, if we do not receive shareholder approval of an increase in our authorized shares of common stock on or prior to February 15, 2010, we will be obligated to pay $500,000 per month in additional interest until stockholder approval of this increase is obtained. If we are unable to obtain this stockholder approval prior to February 15, 2011, the holders of the 2014 Notes will have the right to convert the 2014 Notes into cash. Should the holder(s) require the Company to repurchase the securities for cash, the repurchase price would be equal to (i) the as-converted amount of the shares that would have been issued to the holder had the increase in authorized shares occurred and the holder(s) had exercised its conversion option plus (ii) the Make-Whole Amount that would have been applicable if the holder(s) had exercised its conversion right, or assuming the repurchase of all of the 2014 Notes, $58.0 million. We do not believe that we will have sufficient cash by February 15, 2011 to permit a cash conversion of the 2014 Notes. If we have insufficient cash to convert all of 2014 Notes submitted for conversion, we would be in default under the terms of the 2014 Notes, which would give the holders the of the 2014 the rights to accelerate the maturity of the Notes.

Contractual Obligations

        The following table summarizes our significant contractual obligations as of September 30, 2009:

	Payment Obligations by Year
	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
Current Portion—Whitebox Debt	$5,000	$25,000	$—	$—	$30,000
Convertible subordinated debt	10,000	86,700	—	—	96,700
Operating leases	3,050	6,089	4,717	1,266	15,122
Software Licenses	6,426	8,563	6,400	—	21,389
Inventory and related purchase obligations	15,517	—	—	—	15,517

Total	$39,993	$126,352	$11,117	$1,266	$178,728

        As of September 30, 2009, $96.7 million of the 2024 Debentures are outstanding. Additionally, we have $30.0 million in long-term debt with Whitebox. Payments to Whitebox are interest only until the maturity date of October 29, 2011. (See Note 6—Debt and Note 14—Subsequent Events in the accompanying consolidated financial statements). According to the terms of the Whitebox Agreement, under certain circumstances, repayment of the 2024 Debentures would require that the Company to immediately pay to Whitebox the lesser of (A) the aggregate principal amount of the outstanding Whitebox debt, including accrued and unpaid interest and (B) 25% of the aggregate amount of the 2024 Debentures redeemed. As of September 30, 2009, the Company classified as short-term liabilities the $5.0 million in cash paid to the Senior Lender of the senior secured loan; $10.0 million of cash used to pay down (a) $3.6 million to settle with the holders of the 2024 Debentures that are not parties to the Conversion Agreement and (b) 6.4 million in partial repayment to the holders of the 2024 Debentures that are parties to the Conversion Agreement; and $12.2 million related to the fair value of the derivative liability arising from the premium put obligation on the 2024 Debentures. This reclassification is in accordance with ASC 470.

        We lease facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of September 30, 2009, are included in the table above.

        Inventory and related purchase obligations represent non-cancellable purchase commitments for wafers and substrate parts. Software license commitments represent non-cancellable licenses of intellectual property from third- parties used in the development of the Company's products.

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

Cash Equivalents and Investments

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2009, the carrying value of our cash and cash equivalents approximated fair value because of the ready market for the cash instruments.

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

        We have audited the accompanying consolidated balance sheets of Vitesse Semiconductor Corporation (a Delaware corporation) as of September 30, 2009 and 2008 and the related consolidated statements of operations, shareholders' (deficit) equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation at September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitesse Semiconductor Corporation's internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 11, 2009 expressed an adverse opinion on the effectiveness of the Company's internal controls over financial reporting.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
December 11, 2009

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,544	$36,722
Accounts receivable, net	11,369	6,307
Inventory	18,809	37,466
Assets held for sale	—	3,164
Restricted cash	398	592
Prepaid expenses and other current assets	4,956	4,011

Total current assets	93,076	88,262
Property, plant and equipment, net	7,874	8,084
Goodwill	—	191,418
Other intangible assets, net	1,541	913
Other assets	3,077	3,600

	$105,568	$292,277

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$14,191	$16,101
Accrued expenses and other current liabilities	10,887	20,242
Derivative liability	12,209	—
Deferred revenue	1,156	2,721
Current portion of debt and capital leases	5,236	—
Convertible subordinated debt	10,000	—

Total current liabilities	53,679	39,064
Other long-term liabilities	1,810	1,564
Long-term debt, net of discount	24,652	29,423
Convertible subordinated debt	86,700	96,700

Total liabilities	166,841	166,751

Minority interest	86	165
Commitments and contingencies (See Note 12)
Shareholders' (deficit) equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value. 500,000,000 shares authorized; 230,905,580 and 226,205,580 shares outstanding at September 30, 2009 and 2008, respectively	2,314	2,267
Additional paid-in-capital	1,754,598	1,747,324
Accumulated deficit	(1,818,271)	(1,624,230)

Total shareholders' (deficit) equity	(61,359)	125,361

	$105,568	$292,277

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2009	2008	2007
	(in thousands, except per share data)
Product revenues	$154,927	$218,536	$221,948
Intellectual property revenues	13,250	10,000	—

Net revenues	168,177	228,536	221,948
Costs and expenses:
Cost of revenues	78,414	106,344	113,754
Engineering, research and development	45,685	49,982	47,199
Selling, general and administrative (including a gain on the sale of building of $2.9 million in 2009 and a gain on sale of fixed assets of $3.2 million in 2008)	40,227	50,557	42,459
Accounting remediation & reconstruction expense & litigation costs (including a $16.0 million gain on settlement of lawsuit in 2009)	(9,922)	10,761	13,558
Goodwill impairment	191,418	—	—
Amortization of intangible assets	1,360	2,514	6,777

Costs and expenses	347,182	220,158	223,747

(Loss) income from operations	(179,005)	8,378	(1,799)
Other (expense) income:
Interest expense, net	(16,862)	(3,868)	(2,580)
Loss on extinguishment of debt	—	—	(1,977)
Other income, net	223	4,882	1,755

Other (expense) income, net	(16,639)	1,014	(2,802)
Income tax (benefit) expense	(1,451)	1,222	224
Minority interest in loss (earnings) of consolidated subsidiary	81	(660)	—

(Loss) income from continuing operations before discontinued operations	(194,112)	7,510	(4,825)
Discontinued operations
Income (loss) from discontinued operations, net of tax of $997 and gain on sale of $21,500 in 2008	71	9,044	(16,822)

Net (loss) income	$(194,041)	$16,554	$(21,647)

Basic and diluted (loss) income per share:
Continuing operations	$(0.85)	$0.03	$(0.02)
Discontinued operations	0.00	0.04	(0.08)

Net (loss) income per share	$(0.85)	$0.07	$(0.10)

Weighted average shares outstanding:
Basic and diluted	229,554	223,614	223,556

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT)
EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock			Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity (Deficit)
			Additional Paid-in- Capital		Accumulated Deficit
(In thousands, except share data)	Shares	Amount
Balance at September 30, 2006	223,555,580	$2,240	$1,734,223	$484	$(1,619,137)	$117,810
Comprehensive loss:
Net loss	—	—	—	—	(21,647)	(21,647)
Unrealized gain on investments				3,255		3,255

Comprehensive loss						(18,392)
Compensation expense related to stock options	—	—	6,825	—	—	6,825

Balance at September 30, 2007	223,555,580	$2,240	$1,741,048	$3,739	$(1,640,784)	$106,243

Net income	—	—	—	—	16,554	16,554
Unrealized loss on investments				(1,028)
Reclassification of gain realized to net income				(2,711)

Change in unrealized gain on investments	—	—	—	(3,739)	—	(3,739)

Comprehensive loss	—	—	—	—	—	12,815
Compensation expense related to stock options	—	—	3,891	—	—	3,891
Shares issued pursuant to securities class-action settlement	2,650,000	27	2,385	—	—	2,412

Balance at September 30, 2008	226,205,580	$2,267	$1,747,324	$—	$(1,624,230)	$125,361

Net loss	—	—	—	—	(194,041)	(194,041)
Compensation expense related to stock options	—	—	3,138	—	—	3,138
Shares issued pursuant to derivative class-action settlement	4,700,000	47	4,136	—	—	4,183

Balance at September 30, 2009	230,905,580	$2,314	$1,754,598	$—	$(1,818,271)	$(61,359)

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(194,041)	$16,554	$(21,647)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,158	5,380	10,660
Share-based compensation	3,133	3,896	7,001
Fair value adjustment to derivative liability	12,209	—	—
Impairment of goodwill	191,418	—	—
Allowance for doubtful accounts	—	—	249
Allowance for sales return reserve	(35)	(89)	(28)
Loss on extinguishment of debt	—	—	1,977
Non-cash interest expense	—	—	6,244
Amortization of debt issuance costs and debt discounts	758	756	920
Gain on sale of Storage Products business	—	(21,509)	—
Gain on sale of Colorado Building	(2,924)	—	—
(Loss)/gain on disposal of fixed assets	7	(3,225)	—
Realized (loss) gain on investments	248	(3,372)	129
Forgiveness of interest	—	(497)	—
Minority interest in (loss) earnings of consolidated subsidiary	(81)	660	—
Change in operating assets and liabilities:
Accounts receivable	(5,027)	928	(3,087)
Inventory	18,657	(4,767)	24,679
Restricted cash	194	1,556	238
Prepaids and other current assets	(1,256)	2,552	(1,803)
Accounts payable	(1,910)	1,113	(11,276)
Accrued expenses and other liabilities	(4,745)	(3,452)	403
Deferred revenue	(1,566)	(19,104)	(8,881)

Net cash provided by (used in) operating activities	19,197	(22,620)	5,778

Cash flows from investing activities:
Proceeds from sale of investments	—	6,073	—
Net purchase of short-term investments	—	—	(311)
Restricted cash	17	(13)	716
Disposal of fixed assets	—	3,280	—
Sale of Storage Products business	—	62,845	—
Transaction costs for sale of Storage Products business	—	(1,636)	—
Sale of Colorado Building	6,500	—	—
Transaction costs on Sale of Building	(547)	—	—
Capital expenditures	(2,340)	(4,961)	(879)
Purchase of intangibles	(1,981)	—	(539)

Net cash provided by (used in) investing activities	1,649	65,588	(1,013)

Cash flows from financing activities:
Repayment of debt	—	(59,471)	—
Proceeds from debt	—	29,250	—
Debt issuance costs	—	(1,046)	(1,233)
Repayment of capital lease obligations	(24)	—	(2,868)
Distribution to minority interest holders	—	(955)	—

Net cash used in financing activities	(24)	(32,222)	(4,101)

Net increase in cash	20,822	10,746	664
Cash and cash equivalents at beginning of year	36,722	25,976	25,312

Cash and cash equivalents at end of year	$57,544	$36,722	$25,976

Cash paid during the year for:
Interest	$4,054	$23,499	$4,773
Income taxes	$3,072	$294	$796
Non-cash investing and financing activities:
Shares issued pursuant to class-action settlement	$4,183	$2,412	$—
Purchase of assets in exchange for future obligations	$260	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Vitesse Semiconductor Corporation ("Vitesse" or "the Company") is a leading supplier of high-performance integrated circuits ("ICs") that are utilized primarily by manufacturers of networking systems for Carrier, Enterprise and Storage communications applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, cost-competitive semiconductor products. For more than 25 years, Vitesse has led the transition of new technologies in communications networks.

        Vitesse was incorporated under the laws of Delaware in 1987. Our principal offices are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our stock trades on the Pink Sheets under the ticker symbol VTSS.PK.

Fiscal Periods

        The Company's fiscal year is October 1 through September 30.

Basis of Presentation

        The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America ("GAAP"). The Company's reporting currency is the United States dollar. As of September 30, 2009, 2008 and 2007, our consolidated financial statements include the accounts of Vitesse and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events

        In May 2009, the FASB issued ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We have considered subsequent events for recognition or disclosure through December 11, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto (See Note 14—Subsequent Events).

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

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, short-term and long-term investments and accounts receivable. Cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks have exceeded the amount of insurance provided on such deposits. The Company maintains its cash in commercial accounts with high-credit quality financial institutions. Although the financial institutions are considered creditworthy, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (the "FDIC") limit of $250,000. At September 30, 2009, the Company's cash balance exceeded the deposit insurance limits provided by the FDIC by $60,673,694. Cash balances held in foreign bank accounts are also not insured by the FDIC, and at September 30, 2009 these balances totaled $222,147. At September 30, 2009, the Company's foreign subsidiaries reflected $730,906, of cash on their financial statements, which is also not insured by the FDIC.

        The Company believes that the credit risk in its accounts receivable is mitigated by the Company's credit evaluation process and maintaining an allowance for anticipated losses. For the year ended September 30, 2009, one direct customer accounted for more than 10% of our net revenues. Total sales to this customer were 12.0%, 7.0% and 6.0% of net revenues for the twelve months ended September 30, 2009, 2008 and,2007, respectively. No other direct customer accounted for more than 10% of our net revenues.

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended September 30, 2009, 2008, and 2007 were $0.1 million, $0.2 million, and $0.1 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling

        In accordance with the ASC Topic 605-45-19 Shipping and Handling Fees and Costs ("ASC 605-45-19"); originally issued as Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company incurred shipping costs of $0.7 million, $1.0 million, and $1.0 million for fiscal years 2009, 2008, and 2007 that were included in selling, general and administrative expense.

Warranty

        The Company generally warrants its products against defects for one year from date of shipment. The sales reserve allowance includes a provision for products under warranty, which is recorded against revenue when products are shipped. At each reporting period, the Company adjusts its reserve for warranty claims based on its actual warranty claims experience as a percentage of net revenue for the preceding 12 months and also considers the impact of known operational issues that may have a greater impact than historical trends. Historically, our warranty returns have not been material.

Revenue Recognition

        In accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" or SAB 101, as amended by Staff Accounting Bulletin No. 104, "Revision of Topic 13" or ASC 605, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete.

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all products sold through distributors, utilizing information provided by the distributors. These distributors maintained inventory balances of $3.6 million and $9.6 million as of September 30, 2009 and September 30, 2008, respectively, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers and inventory obsolescence. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers. The payments received from distributors for inventory shipped to them in advance of the sale of that inventory to an end-user are, therefore, shown as deferred revenue. Vitesse personnel are often involved in the sales from the distributors to end customers, providing both field engineering and application engineering support prior to the sale. Our product sales do not include service elements aside from the standard product warranty.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        Approximately 2.2% and 0.93% of our inventory is consigned and located with two customers at September 30, 2009 and one customer at September 30, 2008, respectively. Consistent with our revenue

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognition policy, we recognize revenue when the customer pulls the inventory for use, that is when title passes to the customer and all revenue recognition criteria specified above are met.

        In accordance with ASC 605, when licensing technology and other intangibles, delivery is not deemed to occur for revenue recognition purposes until the license term begins. Revenues are recognized in a manner consistent with the nature of the transaction and related earnings process. Based on management's analysis of the license terms, and pursuant to the guidance in ASC 605, revenue related to the licensing of intellectual property ("IP") is deferred until delivery has occurred and final acceptance of the contracted deliverables is received from the licensee.

        On December 28, 2007, the Company entered into an arrangement to license IP to a third-party. The contract is a perpetual, nonexclusive, non-transferable, irrevocable license for specified IP. As part of the contract, we were granted a perpetual, nonexclusive, non-transferable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse received $15.0 million in license fees and royalties for the rights to certain products and technology. Of the fees and royalty payments, $10.0 million in fees was received upon delivery and acceptance of the licensed technology. The remaining $5.0 million of fees was received upon the one-year anniversary of the agreement. For a period of seven years from the effective date of the contract, licensee will pay royalties on a per unit basis, on each commercial sale incorporating the licensed products. Royalties will be accounted for when received. No royalties were received or recognized for the twelve months ended September 30, 2009.

        In fiscal 2009, licensing revenues of $13.3 million included IP revenue of $8.3 million from the sale of patents from our IP portfolio and $5.0 million from an arrangement, entered into in the first quarter of 2008, to license IP to a third-party. On June 30, 2009, the Company entered into a Sale and Purchase Agreement (the "Agreement") and completed the sale, assignment and transfer of certain patents (the "Vitesse Patents") from its IP portfolio for consideration of IP revenue of $8.3 million, payment was received on July 15, 2009. The Company incurred $1.8 million in brokers fees related to the sale. The Company recorded the broker's fees in selling, general and administrative expense. The Vitesse Patents relate to the Company's non-core business, specifically its network processing products. Under the Agreement, the Company shall retain a non-exclusive, revocable, non-assignable, non-divisible, worldwide, fully-paid-up, royalty-free, perpetual right and license to the Vitesse Patents for the full life of such Vitesse Patents.

Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts

        We record reductions to revenue for estimated product returns and pricing adjustments, such as rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We currently do not have any existing or on-going rebate programs or policies. We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable on a monthly basis using a combination of factors, including whether any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounts as of September 30, 2009 and September 30, 2008, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required. We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. Sales returns typically occur for quality related issues and allowances are based on specific criteria such as rebate agreements. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns or allowances differ from our estimates, our operations may be affected. As of September 30, 2009 and September 30, 2008, our sales return reserve was $19,000 and $54,000, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Due to their liquidity and their remaining time to maturity, the fair value of these investments approximates their carrying value.

Financial Instruments

        ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

        Our financial instruments include cash equivalents, short-term investments, restricted deposits, accounts receivable, long-term investments, accounts payable and accrued expenses. Restricted deposits are interest-bearing Certificates of Deposit ("CD") collateralizing Letters of Credit ("LOC") and other commitments. Interest earned on the CD's accrues to the Company. As of September 30, 2009 and 2008, the Company had approximately $2.0 and $2.1 million, respectively, in CD's. The CD's will renew annually for the duration of the underlying LOC or commitment. The Company is subject to penalties for early withdrawal of the funds in any of the CD's, including forfeiture of interest earned for the period. These financial instruments are stated at their carrying values, which are reasonable estimates of their fair values.

        Additionally, our financial instruments include our 2024 Debentures and a $30 million senior note with Whitebox VSC, Ltd. ("Whitebox") (See Note 6—Debt). We have estimated the fair value of the 2024 Debentures using a convertible bond valuation model within a lattice framework (Level 3). The valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and recent price quotes and trading information regarding shares of our common stock into which the debentures are convertible. The estimated fair value of the 2024 Debentures was $43.9 million and $36.5 million, as of September 30, 2009 and 2008, respectively.

        Additionally, we have identified a derivative embedded in the 2024 Debentures that is bifurcated and accounted for at fair value. We refer to this embedded derivative as the premium put (See Note 6—Debt for further discussion of the accounting and the basis for valuation). The fair value of the premium put was determined to be $12.2 million as of September 30, 2009 and no fair value as of September 30, 2008.

        The senior note with Whitebox is stated at carrying value, net of unamortized debt discount, which is a reasonable estimate of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventory is stated at the lower of cost or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development expense as incurred, until the product is proven through testing and acceptance by the customer. At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. Inventory was $18.8 million and $37.5 million at September 30, 2009 and 2008, respectively.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' remaining estimated useful lives, ranging from three to five years, except for leasehold improvements, which are stated at cost and amortized over the shorter of the term of the related lease or their estimated useful lives. Depreciation and amortization costs from continuing operations were $2.8 million and 2.9 million for fiscal years 2009 and 2008, respectively.

Goodwill and Other Intangible Assets

        Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We performed a two-step process at December 31, 2008 to determine: (i) whether the fair value of the Company exceeds the carrying value; and (ii) to measure the amount of an impairment loss. In the first step, we identified changes in key factors indicating an impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our asset and equity valuations, which are a component of our goodwill impairment tests. Upon completion of the first step of the impairment test for the quarter ended December 31, 2008, we determined that additional impairment analysis was required by ASC 350. The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the Company. The calculated fair value was then allocated to individual assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets and liabilities of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and, consequently, the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge to fully write off our goodwill balance of $191.4 million for the quarter ended December 31, 2008.

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

Income Taxes

        We account for income taxes pursuant to the provisions of ASC 740. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. The Company adopted the provisions of ASC 740; originally issued as the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" an interpretation of SFAS 109, on October 1, 2007 and assessed the impact of ASC 740 on its financial statements and determined that no adjustment to retained earnings was necessary.

Research and Development Costs

        Research and development costs are expensed when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such time as these processes or products are proven through final testing and initial acceptance by the customer.

Computation of Net Income and Loss per Share

        In accordance ASC Topic 260 Earnings Per Share ("ASC 260"); originally issued as SFAS 128, "Earnings per Share," basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.

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

        For the year ended September 30, 2009, the Company recorded a loss from operations and in accordance with ASC 260, all outstanding potential common shares were excluded from the diluted earnings per share computation. For periods in which the Company reports a loss from operations, diluted loss per share is calculated using only the weighted average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

        For the year ended September 30, 2008, potential common shares excluded from the diluted earnings per share computation were determined to be anti-dilutive in accordance with ASC 260. Under the treasury stock method, due to the decreasing fair market value of the Company's common stock, none of its stock options or warrants was considered to be dilutive for the year ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

September 30, 2008. Using the if-converted method, the Company determined that the convertible debentures did not have a dilutive effect on earnings for the year.

        The potential common shares excluded from the diluted computation are as follows:

	September 30,
	2009	2008	2007
	(in thousands)
Outstanding stock options	21,566	20,101	25,544
Outstanding restricted stock units	611	—	—
Outstanding warrants	150	150	102
Convertible debentures	37,981	37,981	37,981

Total potential common shares excluded from calculation	60,308	58,232	63,627

        The computation for basic and diluted income and loss per share is as follows:

	September 30,
	2009	2008	2007
	(in thousands, except per share data)
(Loss) income from continuing operations	$(194,112)	$7,510	$(4,825)
Income (loss) from discontinued operations	71	9,044	(16,822)

Net (loss) income	$(194,041)	$16,554	$(21,647)

Weighted average number of shares—basic and diluted	229,554	223,614	223,556
(Loss) income per share—basic and diluted
Continuing operations	$(0.85)	$0.03	$(0.02)
Discontinued operations	0.00	0.04	(0.08)

Net (loss) income	$(0.85)	$0.07	$(0.10)

Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset, or fair market value. Assets held for sale are recorded at the lesser of fair value less costs to sell or carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As required by ASC 360, we verified our long-lived assets were not impaired as of the time of the goodwill impairment. There were no impairment charges for the fiscal year 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

        The Company has in effect several stock plans under which incentive and non-qualified stock options have been granted to employees, contractors and directors. These plans include the 2001 Stock Incentive Plan (the "2001 Plan"), the 1991 Stock Option Plan, the 1991 Directors' Stock Option Plan, and the 1999 International Stock Option Plan. ASC 718 requires all share-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than operating cash flow, as required under previous literature.

        ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant using the Black- Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of ASC 718, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

        Upon adoption of ASC 718, we elected to recognize compensation expense for all share-based awards granted after September 30, 2005 on a straight-line basis over the requisite service period for the entire award. The amount of compensation cost recognized through the end of each reporting period is equal to the portion of the grant-date value of the awards that have vested, or for partially vested awards, the value of the portion of the award that is ultimately expected to vest for which the requisite services have been provided.

Recent Accounting Pronouncements

        In June 2009, the FASB issued ASC Topic 105 Generally Accepted Accounting Principles ("ASC 105"); originally issued as SFAS No. 168 "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." ASC 105 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. ASC 105 also replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" given that once in effect, the Codification will carry the same level of authority. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which includes our fiscal year ended September 30, 2009. The adoption of this statement does not have a material impact on our results of operations, financial position or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued ASC Topic 805 Business Combinations ("ASC 805"); originally issued as SFAS No. 141R, "Business Combinations." ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, ASC 805 is applicable to the Company's accounting for business combinations closing on or after October 1, 2009. We expect ASC 805 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of October 1, 2009. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows during the year ended September 30, 2009.

        In April 2009 the FASB issued ASC Topic 805 Business Combinations ("ASC 805"); originally issued as FSP No. 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." ASC 805 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in ASC 805 for acquired contingencies. ASC 805 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect ASC 805 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows during the year ended September 30, 2009.

        In December 2007, the FASB issued ASC Topic 810 Consolidation ("ASC 810"); originally issued as SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. ASC 810 is effective for fiscal years beginning after December 15, 2008. We do not anticipate that the adoption of ASC 810 will have a material impact on our financial statements.

        In March 2008, the FASB issued ASC Topic 815 Derivatives and Hedging ("ASC 815"); originally issued as SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133." ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted ASC 815 in the second quarter of fiscal 2009. ASC 815 only required additional disclosure, the adoption did not impact our consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2008, the FASB issued ASC Topic 470 Debt ("ASC 470"); originally issued as FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." ASC 470 requires us to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. ASC 470 requires us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. ASC 470 is effective for fiscal years beginning after December 15, 2008. We anticipate that ASC 470 will affect the accounting for our convertible debt and we are currently evaluating the impact that it will have on our financial statements.

        In June 2008, the FASB ratified ASC Topic 815 Derivatives and Hedging ("ASC 815"); originally issued as Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock." ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and the instrument's settlement provisions. ASC 815 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. We are currently determining the impact that ASC 815 will have on our financial statements, if any.

        In April 2009 the FASB issued three related Staff Positions: (i) ASC Topic 820 Fair Value Measurements and Disclosures; originally issued as FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly," (ii) ASC Topic 320 Investments—Debt and Equity Securities ("ASC 320") and ASC Topic 958-320 Investments—Debt and Equity Securities ("ASC 958-320"); originally issued as SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," and (iii) ASC Topic 825 Financial Instruments ("ASC 825") originally issued as SFAS 107-1 and ASC Topic 270 Interim Reporting ("ASC 270"); originally issued as APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which will be effective for interim and annual periods ending after June 15, 2009. ASC 820 provides guidance on how to determine the fair value of assets and liabilities under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. ASC 320 and ASC 958-320 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. ASC 825 and ASC 270 enhance the disclosure of instruments under the scope of ASC 820 for both interim and annual periods. We adopted this statement for our quarter ended June 30, 2009. The adoption of this statement did not have an impact on our results of operation, financial position or cash flow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2009, the FASB issued ASC Topic 855 Subsequent Events ("ASC 855"); originally issued as FAS No. 165, "Subsequent Events." ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 is effective for interim and annual periods ending after June 15, 2009. We adopted this statement for our quarter ended June 30, 2009, and the adoption did not have an impact on our results of operations, financial position or cash flows. The Company has evaluated subsequent events through December 11, 2009, which coincides with the issuance of its financial statements for the period ended September 30, 2009.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS

        We account for goodwill and other intangible assets in accordance with ASC 350. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or, more frequently, if we believe indicators of impairment exist. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill to its carrying value. Fair value of goodwill is determined by using a valuation model based on an analysis of: (i) the Company's market capitalization; (ii) comparable public company valuations (a market approach); and (iii) the future cash flows expected to be generated by the Company (an income approach). Fair value of other intangible assets is determined by discounted future cash flows, appraisals or other methods. Carrying value of goodwill as of September 30, 2009 and September 30, 2008 was $0 and $191.4 million, respectively. No activity or adjustments to goodwill except for the impairment charge for the quarter ended December 31, 2008 occurred for the years ended September 30, 2009 and September 30, 2008.

Other Intangible Assets

        Other intangible assets consist primarily of existing technologies and intellectual property. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The carrying value of intangible assets at September 30, 2009 and 2008 was $1.5 million and $0.9 million, respectively. For other intangible assets and long-lived assets, in accordance with ASC 360, we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of long-lived assets is determined based on market value. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the fair value attributable to the asset is less

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we amortize over the remaining estimated useful life of the asset.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2009
Technology	$1,650	$(1,581)	$69
Intellectual property	3,485	(2,013)	1,472

Total	$5,135	$(3,594)	$1,541

September 30, 2008
Customer relationships	$2,700	$(2,700)	$—
Technology	40,350	(39,803)	547
Covenants not to compete	4,000	(4,000)	—
Intellectual property	2,178	(1,812)	366

Total	$49,228	$(48,315)	$913

        The future amortization expense of other intangible assets is as follows (in thousands):

Fiscal Year
2010	$779
2011	315
2012	211
2013	142
2014	52
Thereafter	42

Total	$1,541

NOTE 3—DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

        Debt issuance costs related to the Tennenbaum Capital Partners ("TCP") debt of $3.5 million were included in the calculation of the gain on the sale pursuant to the accounting guidance in ASC 205 which requires any costs related to financing that must be paid off with the proceeds of the sale of specific assets to be included in the determination of the gain or loss on sale. In accordance with ASC 205 we allocated interest expense associated with debt instruments that were required to be repaid upon the sale of the Storage Product business to discontinued operations. Pursuant to an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)

amendment to the debt agreement with TCP, we were required to pay the debt to TCP from the Storage Products division sale proceeds. Accordingly, for the year ended September 30, 2008, interest expense of approximately $17.0 million was included in discontinued operations.

        We recorded amounts in discontinued operations in accordance with ASC 360. Accordingly, we reported the results of operations of the Storage Products business in discontinued operations within the Company's statement of operations for the years ended September 30, 2009 and 2008. The sale of the Storage Products business closed on October 29, 2007.

        On December 22, 2008, we closed the sale of the Colorado land and building to a third-party. The gross sales price was $6.5 million. The facility was previously used for the Storage Products business, which was discontinued and sold on October 29, 2007 and had remained unused from the time of the sale of the business. As a result, the net book value of $3.2 million was reported as "Asset Held for Sale" on the September 30, 2008 balance sheet. We recognized a gain of approximately $2.9 million on this sale in the first quarter of fiscal 2009.

        Selected operating results of discontinued operations were as follows:

	September 30,
	2009	2008
	(in thousands)
Net revenues of discontinued operations	$—	$2,656

(Loss) income from continuing operations before income taxes	(195,644)	9,392
Provision for income tax (benefit) expense	(1,451)	1,222
Minority interest in loss (earnings) of consolidated subsidiary	81	(660)
Income from discontinued operations, net of tax	71	9,044

Net (loss) income	$(194,041)	$16,554

        In accordance with ASC 205, we have allocated interest expense to discontinued operations associated with debt instruments that were required to be paid upon the sale of Storage Products business. Interest expense included in income (loss) from discontinued operations, which includes interest incurred and amortization expense of deferred financing fees for our former loan totaled $17.0 million for fiscal year 2008 and none in fiscal year 2009.

NOTE 4—ACCOUNTING REMEDIATION & RECONSTRUCTION EXPENSE, & LITIGATION COSTS

        The Company has incurred substantial costs in connection with its restructuring and remediation efforts. During the year ended September 30, 2009 we recognized a net credit of $9.9 million, consisting of $4.1 million in legal and professional fees related the remediation and litigation and a $3.0 million accrual for our pending settlement with the SEC related to their investigation into the Company's historical stock option practices and certain other accounting irregularities. These costs were offset by a $16.0 million credit related to our settlement with KPMG, our former public accounting firm pursuant to which KPMG agreed to pay us $22.5 million and forgive all of our past indebtedness and a $1.0 million credit related to the settlement of and adjustment to our liability to the IRS related to prior management's stock option backdating practices. For the year ended September 30, 2008, we recognized $10.8 million in legal and professional fees related to work performed in correcting and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACCOUNTING REMEDIATION & RECONSTRUCTION EXPENSE, & LITIGATION COSTS (Continued)

reporting errors in our stock option grants, revenue recognition policies, inventory valuation, and other legal and financial issues.

NOTE 5—BALANCE SHEET DETAIL

        The following tables provide details of selected balance sheet items (in thousands):

	September 30,
	2009	2008
Inventory:
Raw materials	$1,411	$3,067
Work-in-process	8,335	13,926
Finished goods	9,063	20,473

Total	$18,809	$37,466

Property, Plant and Equipment:
Machinery and equipment	$90,884	$90,493
Furniture and fixtures	769	678
Computer equipment	10,018	8,942
Leasehold improvements	5,657	5,692
Construction In Progress	76	1,027

	107,404	106,832
Less: Accumulated depreciation and amortization	99,530	98,748

Total	$7,874	$8,084

	September 30,
	2009	2008
Other Assets:
Debt issue costs	$1,184	$1,754
Restricted cash	1,813	1,517
Other	80	329

Total	$3,077	$3,600

Accrued Expenses and Other Current Liabilities:
Accrued legal fees and settlements	$139	$4,588
Accrued wages and benefits	3,586	6,203
Accrued vacation	2,813	2,720
Accrued software license agreements	1,535	326
Accrued subsequent payments	490	1,675
Accrued commissions	118	89
Miscellaneous taxes	197	353
Interest payable	1,271	1,270
Customer prepayments and deposits	149	143
Other	589	2,875

Total	$10,887	$20,242

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT

        During 2004, the Company issued $96.7 million in aggregate principal amount of its 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures") to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933 (the "Securities Act"). The 2024 Debentures are unsecured obligations and are subordinated in right of payment to all of the Company's existing and future senior indebtedness. Interest is payable in arrears semiannually on October 1 and April 1 of each year, beginning April 1, 2005. On August 15, 2006, the Company received notification from the Trustee under the Indenture, dated as of September 22, 2004, relating to the Company's 2024 Debentures. The Trustee alleged compliance deficiencies under the Indenture relating to the Company's failure to file with the Securities and Exchange Commission the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Although the Company did not believe there were compliance deficiencies under the Indenture, and that an Event of Default did not occur, the Company negotiated with the holders of a majority of the 2024 Debentures to reach a resolution to the dispute. On September 24, 2007, the Company entered into a Second Supplemental Indenture amending Section 1.1 of the Indenture related to the "Interest Rate"; Section 4.1(d) of the Indenture related to "Default" or "Event of Default"; and Section 4.2 of the Indenture related to "Acceleration of Maturity." As part of the amendment, the Company agreed to increase the interest payable for the period starting April 1, 2007, through, but not including October 1, 2007, by $20 per $1,000 principal amount of the 2024 Debentures. On October 1, 2007, the Company included an additional $1.9 million payment with the semiannual payment of interest due.

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

        In accordance with the November 3, 2006 amendments to the 2024 Debentures, the October 1, 2009 repurchase right was increased from 100% to 113.76% of the principal amount of the 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also have the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. Interest expense relating to the 2024 Debentures was $1.5 million, $1.5 million and $3.4 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. Outstanding 2024 Debentures were $96.7 million at September 30, 2009 and 2008.

        In accordance with ASC 815, embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. The 2024 Debentures include a repurchase right for 113.76% of the principal amount of the 2024 Debentures on October 1, 2009 (the "premium put" or "derivative liability") that we have identified as an embedded derivative requiring bifurcation and accounting at fair value because the economic and risk characteristics of the premium put meet the criteria for separate accounting as set forth in ASC 815. We estimate the approximate fair value of the premium put as the difference between the estimated value of the 2024 Debentures with and without the premium put feature. The fair value of the 2024 Debentures with the embedded premium put feature was estimated using a scenario analysis that incorporated the investment and settlement alternatives available to the debt holders in connection with the premium put feature. The scenario analysis valuation model combined expected cash outflows with market-based assumptions and an estimate of the probability of each scenario occurring. The fair value of the 2024 Debentures without the embedded premium put feature was estimated using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and recent price quotes and trading information regarding shares of our common stock into which the 2024 Debentures are convertible. Our analysis is premised on the assumption that the holder would act in a manner that maximizes the potential return, or "payoff," at any given point in time. Included in this premise is the assumption that the holder would compare the potential return associated with each available alternative, including, as specified in the terms of the contract, holding the debt instrument, exercising an equity conversion option, or exercising a put option. As a component of this, we incorporated a market participant consideration as to the Company's capacity to fulfill the contractual obligations associated with each alternative, including the Company's ability to fulfill any cash settlement obligation associated with exercise of the put option, as well as the Company's ability to refinance the contractual obligation. Based on our analysis, we determined that the fair value of the premium put is most sensitive to the estimated amount of funds available for settlement of the liability on October 1, 2009. More specifically, fair value of the premium put is positively correlated to the estimated amount of cash proceeds and other securities expected to be received at exercise. Should the premium put have value, any gain or loss on the fair value of the premium put will be reflected in current earnings. As a result of our valuation analysis the premium put was estimated to have a fair value of $12.2 million as of September 30, 2009 and no fair value as of September 30, 2008. Upon exercise of the put option related to the 2024 Debentures on October 1, 2009 (See Note 14—Subsequent Events), the liability associated with the premium put was recorded at $13.3 million representing the contractual amount owed to the debenture holders upon exercise of the put. The fair value of the premium put is measured using Level 3 inputs. The primary driver of the change in fair value between these dates was an increase in the amount of funds, both cash and other securities, available for settlement between the measurement dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        On October 1, 2009, the Trustee of the 2024 Debentures, provided a written notice to the Company that holders representing $95.7 million of the principal amount of the 2024 Debentures had exercised their repurchase rights under the Indenture. Pursuant to the written notice, the Company was required to deposit the repurchase price of $108.9 million with the Trustee as soon as practicable. As the Company had insufficient cash to repurchase all of the 2024 Debentures tendered for repurchase it could not fulfill its legal responsibility to repurchase the debt, which constituted an event of default under both the Indenture and the $30.0 million financing with Whitebox. Accordingly, management of the Company completed a series of transactions with its Lenders to restructure the 2024 Debentures and Senior Secured Debt (See Note 14—Subsequent Events).

        Other long-term debt at September 30, 2009 and 2008 consists of the following (in thousands):

	September 30,
	2009	2008
Whitebox VSC, LTD., net of discount of $0.4 and $0.6 million at September 30, 2009 and 2008, respectively	$24,610	$29,423
Capital lease liabilities	42	—

Total long-term debt	$24,652	$29,423

Years ended September 30,
2010		$—
2011		11
2012		24,621
2013		12
2014		8
Thereafter		86,700

		$111,352

        As of September 30, 2009, other long-term debt consisted of a $30.0 million loan with Whitebox VSC, Ltd. (Whitebox), net of $0.4 million of unamortized debt discount. On October 29, 2007, we completed a $30.0 million financing with Whitebox, net of $0.8 million of debt discount. The loan has a four-year term. Unamortized debt discount as of September 30, 2009 and 2008 was approximately $0.4 million and $0.6 million, respectively. In connection with securing the debt, the Company paid approximately $2.3 million in fees that are recorded as debt issuance costs in Other Assets on the accompanying balance sheets. These fees are being amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of September 30, 2009 and 2008 were approximately $1.2 million and $1.8 million, respectively. The annual interest rate on the unpaid principal is the greater of 8.5% or LIBOR plus 4% during the interest period ending on the interest date. The loan is secured by substantially all of our assets. The Company and Whitebox also entered into a Senior Unsecured Convertible Note Purchase Agreement that gives Whitebox the right, until the third anniversary of the initial funding, to purchase convertible notes in an aggregate principal amount of up to $30.0 million, which we would use to repay amounts outstanding under the loan. These convertible notes, if issued, would be convertible into the common stock of Vitesse at a conversion price of $2.00 per share, subject to adjustment. The Senior Unsecured convertible Note Purchase Agreement is not an embedded derivative as described in ASC 815 and had no accounting impact on the financial statements. At September 30, 2009 and 2008, the effective interest rate on the loan was 10.6128% and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

11.082%, respectively. For the fiscal years ended September 30, 2009 and 2008, interest expense was $2.6 million and $2.4 million, respectively. The agreement contains various restrictive covenants. As of September 30, 2009, we were in compliance with the terms of the covenants. According to the terms of the Whitebox Agreement, under certain circumstances, repayment of the 2024 Debentures would require that the Company to immediately pay to Whitebox the lesser of (A) the aggregate principal amount of the outstanding Whitebox debt, including accrued and unpaid interest and (B) 25% of the aggregate amount of the 2024 Debentures redeemed. The Company was pursuing alternatives to refinance or raise funds to pay the convertible subordinated debt that, in management's judgment, met the terms in the Whitebox debt agreement that did not require payment of the Whitebox debt simultaneously with the payment of the convertible subordinated debt.

        Effective October 16, 2009, the Company entered into a Debt Conversion Agreement (the "Conversion Agreement") with the beneficial owners of more than 96.7% of the 2024 Debentures (the "Noteholders") whereby the Noteholders agreed to exchange their 2024 Debentures for a combination of cash, shares of common stock, $50.0 million in debentures under a new indenture agreement (the "New Notes") and, in some cases, shares of Series B Preferred Stock. The Conversion Agreement was consummated on October 30, 2009 (the "Closing Date"). (See Note 14—Subsequent Events).

        The terms of the Whitebox note were amended to include a non-refundable prepayment fee equal to 1.0% of the aggregate principal amount that is prepaid; an interest rate increase to 10.5% per annum in cash for the period from October 1, 2009 until October 16, 2009 and to 8.5% per annum in cash, plus 2.0% payment-in-kind interest ("PIK"), plus an additional 0.3% PIK interest for every $1.0 million above $15.0 million of the senior term loan that is not paid down by the Company for the period from October 17, 2009 until maturity or payment of the original note. Subsequent to the $5.0 million pay-down of the Whitebox note, the Company has the ability to reduce the rate of interest by 0.3% for every $1.0 million of additional prepayment. The maturity date of the note is still October 29, 2011.

        The Company issued $50.0 million of New Notes pursuant to the Conversion Agreement in partial satisfaction of the 2024 Debentures. The New Notes bear cash interest at 8.0% per annum beginning on October 30, 2009 and payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2010 and maturing on October 30, 2014 unless earlier converted or repurchased. The New Notes are secured by second priority security interests on substantially all of the assets of the Company and its subsidiaries. This second priority security interest is subordinated to the lien existing under the Senior Secured Loan Agreement. The New Notes are convertible into shares of common stock at a conversion price of $0.225 per share (equivalent to an initial conversion rate of approximately 4,444 shares per $1,000 principal amount of New Notes). Full conversion of the $50.0 million in aggregate principal amount of the New Notes would result in the issuance of up to 222,191,111 shares of common stock.

        The Company will initially record the New Notes at fair value. The difference between the fair value and the face value of the New Notes will be amortized as interest expense over the life of the New Notes, increasing the Company's effective rate of interest on the New Notes from the stated rate of 8% per annum. The effective rate of interest will vary, decreasing over the life of the New Notes as the excess of the face value over the fair value of the notes is amortized.

        Prior to the closing of the debt transactions on October 30, 2009, as discussed above, during fiscal year 2009 the Company had classified its obligations related to the 2024 Debentures and the Whitebox

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

debt in short-term liabilities based on the exercise date of October 1, 2009 of the premium put option related to the 2024 Debentures.

        After the completion of such debt refinancing transactions, the Company has reclassified $111.3 million related to the portion of their obligations under the 2024 Debentures and the senior secured note which are refinanced on a long-term basis, from short-term liabilities to long-term liabilities on its Consolidated Balance Sheet as of September 30, 2009.

        As of September 30, 2009, the Company classified as short-term liabilities the $5.0 million in cash paid to the Senior Lender of the senior secured loan; $10.0 million of cash used to pay $3.6 million to settle with the holders of the 2024 Debentures that are not parties to the Conversion Agreement and $6.4 million in partial repayment to the holders of the 2024 Debentures that are parties to the Conversion Agreement; and $12.2 million related to the fair value of the derivative liability arising from the premium put obligation on the 2024 Debentures. This reclassification is in accordance with ASC 470.

NOTE 7—FAIR VALUE MEASUREMENTS

        In September 2006, FASB issued FASB ASC 820 Fair Value Measurements and Disclosures ("ASC 820"); originally issued as Statement of Financial Accounting Standards No. 157, "Fair Value Measurements." ASC 820 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

        Effective June 30, 2009, the Company adopted the provisions of ASC 820 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of this statement did not have an impact on our results of operation, financial position or cash flow, but required additional disclsoures.

        ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

Level 2
Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards, options and repurchase agreements.
Level 3
Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to ASC 820 and includes in Level 3 all of those whose fair value is based on significant unobservable input.

        Financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

        Assets and liabilities measured at fair value on a recurring basis include the following at September 30, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Derivative liability—premium put	$—	$—	$12,209	$12,209

        The derivative liability—premium put liability, which is included within other current liabilities, represents the value associated with the right of the holders of the 2024 Debentures to require the Company to repurchase the debentures for 113.76% of the principal amount of the 2024 Debentures on October 1, 2009. There is no current observable market for this type of derivative and, as such, we determined the value of the embedded derivative using a scenario analysis that incorporated the investment and settlement alternatives available to the debt holders in connection with the premium put feature. The scenario analysis valuation model combined expected cash outflows with market-based assumptions and an estimate of the probability of each scenario occurring. The fair value of the 2024 Debentures without the embedded premium put feature was estimated using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding shares of our common stock into which the 2024 Debentures are convertible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

        The valuation methodologies used by the Company as described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although management believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

        The following table provides a reconciliation of the beginning and ending balances for the derivative liability—premium put measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Derivative liability— premium put
Balance at October 1, 2008	$—
Total unrealized losses included in earnings	12,209

Balance at September 30, 2009	$12,209

NOTE 8—SHAREHOLDERS' EQUITY

Preferred Stock

        The Company is authorized to issue up to 10,000,000 shares of non-voting convertible preferred stock, with a par value of $0.01 per share and none were outstanding as of September 30, 2009 and 2008.

Common Stock

        The Company is authorized to issue up to 500,000,000 shares of common stock, with a par value of $0.01 per share, of which 230,905,580 shares and 226,205,580 shares were outstanding as of September 30, 2009 and 2008, respectively.

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

        Prior to the September 2008 amendment to the 2001 Plan, the number of shares reserved for issuance automatically increased by a number of shares equal to the lesser of: (i) 4% of the Company's common stock outstanding at the end of each fiscal year and (ii) 17.5 million shares. Under all stock option plans, a total of 82,065,918 shares of common stock have been reserved for issuance and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHAREHOLDERS' EQUITY (Continued)

52,781,231 shares remained available for future grant as of September 30, 2009. In the future, any increase to the number of shares reserved for issuance under the 2001 Plan may only be achieved through amendment of the 2001 Plan. If the company is listed on a national securities exchange, such amendment may require stockholder approval.

        The following table summarizes compensation costs related to the Company's share-based compensation plans for the years ended September 30:

	September 30,
	2009	2008	2007
Cost of revenues	$689	$801	$1,287
Engineering, research and development	940	1,322	2,402
Selling, general and administrative	1,504	2,057	1,805

Share-based compensation expense related to continuing operations	3,133	4,180	5,494
Share-based compensation expense related to discontinued operations	—	(284)	1,331

Total share-based compensation expense	$3,133	$3,896	$6,825

        In addition to the share-based compensation expense related to the Company's plans, we recorded $5,000 of share-based compensation expense in fiscal 2008 related to the employee stock appreciation rights and $176,000 of share-based compensation expense in fiscal 2007 related to warrants issued to Alvarez and Marsal to purchase 150,000 shares of common stock. These rights were cancelled in the first quarter of fiscal 2009, resulting in a credit to share-based compensation of $5,000. Pursuant to ASC 718, stock appreciation rights and stock warrants are considered liability awards and as such, these amounts were accrued in the liability section of the balance sheet.

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

	Employee Stock Option Plans
	2009	2008	2007
Expected life (in years)	5.86	4.68	4.68
Expected volatility:
Weighted-average	66.7%	66.0%	81.1%
Range	65% - 85.1%	65.2% - 66.4%	69.6% - 85.4%
Expected dividend	—	—	—
Risk-free interest rate	1.8% - 3.2%	2.3% - 4.2	4.6% - 4.9%
Weighted-average estimated value	$0.23	$0.54	$0.59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHAREHOLDERS' EQUITY (Continued)

        The Company's determination of the fair value of share-based payment awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair value of employee stock options is determined in accordance with ASC 718 and SEC Staff Accounting Bulletin No. 107 ("SAB 107"), as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC, using an option-pricing model, however, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise.

        Activity under all stock option plans in 2009, 2008 and 2007 are set forth below:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding, September 30, 2006	35,294,699	$8.08	6.18	$644,446
Granted(1)	450,000	$0.95
Exercised(2)	—
Cancelled or expired	(11,862,338)	$9.75

Options outstanding, September 30, 2007	23,882,361	$7.11	5.61	$363,933

Granted(1)	350,000	$0.95
Exercised(2)	—
Cancelled or expired	(5,958,729)	$7.84

Options outstanding, September 30, 2008	18,273,632	$7.02	4.86	$212

Granted	4,718,130	$0.37
Exercised(2)	—
Cancelled or expired	(1,742,079)	$7.90

Options outstanding, September 30, 2009	21,249,683	$5.47	5.12	$2,000

Options exercisable, September 30, 2009	15,107,749	$7.27	3.84	$—

(1)
The grants reported in 2007 and 2008 were to newly elected or hired Board members or executives only.

(2)
No options were exercised during the periods covered by this report.

        The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on the Company's closing stock prices of $0.37, $0.54, and $0.96, as of September 30, 2009, 2008, and 2007, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. There were no in-the-money stock options that were exercisable as of September 30, 2009. As of September 30, 2009, 15,107,749 outstanding stock options were exercisable and the weighted-average exercise price of those options was $7.27. As of September 30, 2009, there was $3.4 million of unrecognized share-based compensation expense related to non-vested stock options. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 0.7 years. An estimated forfeiture rate of 5.96% has been applied to all unvested options and restricted stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHAREHOLDERS' EQUITY (Continued)

outstanding as of September 30, 2009. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards. The weighted average fair value at the date of grant of options granted in 2009, 2008 and 2007 was $0.23, $0.54, and $0.59, respectively.

        The following table provides additional information in regards to options outstanding as of September 30, 2009:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.36 - $ 0.83	6,441,718	7.29	$0.51	1,924,594	$0.82
0.86 - 3.18	8,055,464	5.78	2.53	6,513,899	2.62
3.19 - 17.44	5,501,485	2.65	8.99	5,481,340	8.98
18.85 - 78.75	1,251,016	0.58	34.41	1,187,916	35.24

$ 0.36 - $78.75	21,249,683	5.12	$5.47	15,107,749	$7.27

Restricted Stock Units

        In September 2008, the Company also amended its 2001 Plan to clarify procedures for the issuance of Restricted Stock Units ("RSUs"). The first grant of RSUs following the amendment occurred on October 13, 2008. The grants vest over a three year period with 50% vesting one year plus one day from the date of grant and 25% vesting on the second and third anniversaries of the date of grant, so long as the Vitesse common stock is listed on the NASDAQ Stock Market or such other national securities exchange as described in Section 18 of the Securities Act or in Rule 146 promulgated thereunder.

        On January 16, 2009, the Company issued RSUs in connection with the tender offer discussed below. These grants vest one year plus one day from the date of grant.

        A summary of RSU activity for the year ended September 30, 2009 is as follows:

	Shares	Weighted Average Grant- Date Fair Value per Share
Restricted stock outstanding, September 30, 2008	—	$—
Awarded	3,609,233	0.35
Vested	—
Forfeited	(165,980)	0.36

Restricted stock outstanding, September 30, 2009	3,443,253	$0.35

Tender Offer

        On December 1, 2008, Vitesse commenced a tender offer on Schedule TO (the "Offer") to amend Eligible Options (as defined below) that had been granted under the 1991 Plan and the 2001 Plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHAREHOLDERS' EQUITY (Continued)

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

        In connection with the Offer, the Company amended the Eligible Options and granted restricted stock to all holders of the Eligible Options. In accordance with ASC 718, the Offer constituted a modification of the tendered options in combination with an inducement to accept the modification in the form of a grant of RSUs. The Company recorded compensation expense as a result of the modification of the options and the grant of the inducement award equal to the change in the fair value of the original options immediately before the modification and that fair value of the modified options combined the inducement award immediately after the modification. Option fair values were determined using the Black-Scholes valuation model and the fair value of the restricted stock was equal to the market price of the Company's stock on the date of modification.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES

        The components of (loss) income from continuing operations before provision for income taxes for the years ended September 30, 2009, 2008 and 2007 were as follows (amounts in thousands):

	September 30,
	2009	2008	2007
(Loss) income before income taxes:
Domestic	$(183,571)	$38,860	$20,991
Foreign	(11,921)	(30,128)	(25,592)

	$(195,492)	$8,732	$(4,601)

        Income tax (benefit) expense consists of the following for the years ended September 30, 2009, 2008 and 2007 (in thousands):

	September 30,
	2009	2008	2007
Income tax (benefit) expense:
Current:
Federal	$(1,675)	$849	$—
State	(103)	239	—
Foreign	327	134	224

Total Current	$(1,451)	$1,222	$224

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Current	$—	$—	$—

Total:
Federal	$(1,675)	$849	$—
State	(103)	239	—
Foreign	327	134	224

Total Current	$(1,451)	$1,222	$224

        Income tax (benefit) expense amounted to $(1.4) million, $1.2 million, and $0.2 million for the years ended September 30, 2009, 2008 and 2007, respectively. A reconciliation of the (benefit) provision

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

for income tax expense by applying the statutory U.S. federal income tax rate to income is as follows (in thousands):

	September 30,
	2009	2008	2007
Federal income tax (benefit) provision at statutory rate	$(68,422)	$2,581	$(1,610)
State tax provision, net of federal benefit	362	239	171
Foreign taxes	327	134	191
Goodwill impairment	65,792	—	—
Nondeductible expenses	714	30	240
Change in valuation allowance	(224)	(1,762)	1,232

Income tax (benefit) provision	$(1,451)	$1,222	$224

        Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	September 30,
	2009	2008	2007
Deferred tax assets:
Net operating loss carryforward	$301,106	$283,226	$319,321
Research and development tax credits	23,066	20,689	21,926
Alternative Minimum Tax credit	179	1,901	—
Research and development IRC 59(e) capitalization	11,640	14,721	18,061
Stock options	26,959	31,298	36,570
Fixed assets and intangible property	34,295	48,044	38,613
Inventory	4,979	9,214	9,610
Allowances and reserves	10,172	3,893	3,934
State taxes	959	566	501
Other	8,746	27,982	21,886

Total deferred tax assets	422,101	441,534	470,422
Valuation allowance	(422,101)	(441,534)	(470,422)

Net deferred tax assets	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        The following table details the amount and expiration of the federal net operating loss carryforwards included in the deferred tax asset (in thousands):

	Gross Amount	Amount without Limitation	Year of expiration
Federal net operating loss carryforwards	$147,561	$105,896	2020 - 2021
	337,040	206,258	2022 - 2023
	111,240	71,147	2024 - 2025
	50,981	50,981	2026 - 2028
	49,586	49,586	2029

Total federal net operating loss carryforwards	$696,408	$483,868

        We have available federal research and development tax credit carryforwards of approximately $16.0 million, net of a FIN 48 allowance. The following table details the amount and expiration of the federal research and development tax credit carryforwards included in the deferred tax asset (in thousands):

	Amount	Year of expiration
Federal research and development credit carryforwards	$1,086	2010 - 2012
	3,163	2013 - 2019
	7,415	2020 - 2021
	4,348	2022 - 2026

Total federal research and development credit carryforwards	$16,012

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 0.74% for the year ended September 30, 2009. The Company's effective tax rate for fiscal 2009 is primarily impacted by the $191.4 million goodwill impairment recorded during the first quarter of 2009 and benefited from the utilization of Net Operating Loss carryforwards and the reversal of the related valuation reserve previously recorded. There was no tax expense related to discontinued operations for the year ended September 30, 2009 and approximately $1.0 million for the year ended September 30, 2008.

        Because we have consistently experienced net tax losses, we have placed a valuation allowance against our otherwise recognizable deferred tax assets. We have a net operating loss carry forward of approximately $696.0 million, $588.0 million, and $253.0 million for federal, state, and foreign income tax purposes at September 30, 2009, respectively, which can be carried forward to offset future taxable income. We have available federal and state research and development tax credit carry forwards of approximately $16.0 million and $10.9 million, respectively and state alternative minimum tax credit carryforwards of approximately $0.1 million. Our federal net operating losses may be carried forward through 2029; state net operating losses may be carried forward through 2019; foreign net operating losses have various carry forward provisions in several jurisdictions; and some federal, state, and foreign net operating losses may have begun to expire in 2006.

        Deferred tax assets are primarily composed of federal and state tax net operating losses ("NOL") carryforwards; timing differences relating to tangible and intangible assets recovery; and research and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

development credits. Due to uncertainties surrounding the Company's ability to generate future taxable income, there is a full valuation allowance against the deferred tax assets.

        Additionally, there is potential that an ownership change can occur that would impair the usage of the NOL's and credits in future taxable periods. An ownership change occurs whenever there is a shift in ownership by more than fifty percentage points by one or more five-percent shareholders within a three year period. Based on our current analysis of shareholders we believe that an ownership change has not occurred as of September 30, 2009. Accordingly, we have not presented any amounts as an uncertain tax position under FIN 48. Any carryforwards that will expire prior to utilization will be removed from deferred tax assets with a corresponding reduction in the valuation allowance.

        Effective October 16, 2009, the Company entered into a Debt Conversion Agreement (the "Conversion Agreement") with the beneficial owners of more than 96.7% of the 2024 Debentures (the "Noteholders") whereby the Noteholders agreed to exchange their 2024 Debentures for a combination of cash, shares of common stock, the New Notes (as defined below) and, in some cases, shares of Series B Preferred Stock. The Conversion Agreement was consummated on October 30, 2009 (the "Closing Date"). (See Note 14—Subsequent Events).

        The Federal Tax Reform Act of 1986, and similar state laws, contains provisions that may limit the net operating loss carry forwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. We maintain a study to understand the status of net operating losses. Based on that study, we believe that, as of September 30, 2009 we have not undergone an Internal Revenue Code (IRC) Section 382 change of control that would trigger an impairment of the use of our NOLs as of the fiscal year ended September 30, 2009. Under IRC Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than fifty percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs may be impaired.

        As a result of the conversion agreement discussed above, the Company experienced an "ownership change" as defined for U.S. federal income tax purposes as of October 30, 2009. As a result of the "ownership change", the Company could realize a permanent loss of a significant portion of its U.S. federal and state deferred tax assets and lose certain built-in losses that have not been recognized for tax purposes. As of September 30, 2009, the Company's deferred tax asset was $422.1 million, which was fully reserved.

        The total amount of gross unrecognized tax benefits was approximately $29.3 million as of October 1, 2007 and September 30, 2008. The total amount of gross unrecognized tax benefits decreased by $3.0 million related to R&D credits and the potential state tax liabilities.

        Included in the balance of unrecognized tax benefits of $26.3 million as of September 30, 2009, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Balance as of September 30, 2008	$(29,297)
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	—
Gross increases—current-period tax positions	3,009
Decrease relating to settlements	—
Reductions as a result of a lapse of statue of limitations	—
Balance as of September 30, 2009	$(26,288)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2009, there was no material interest or penalties were accrued due to significant net operating loss.

        The Company is subject to taxation in the US and various state and foreign jurisdictions. The Company recently completed an examination by the Internal Revenue Service for the tax years ended September 30, 2004 through September 30, 2006. The audit resulted in an adjustment that reduced the Company's federal NOL carryforwards. Effectively, all the Company's tax years in which a tax net operating loss is carried forward to the present are subject to examination by the federal, state, and foreign tax authorities. Therefore, the Company cannot estimate the range of unrecognized tax benefits that may significantly change within the next twelve months.

NOTE 10—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK, SEGMENT REPORTING, AND GEOGRAPHIC INFORMATION

        The Company's end customers generally are engaged in the design and/or manufacturing of technology products either recently introduced or not yet introduced to the marketplace. The Company ships certain products to contract manufacturers of its end customers and through distributors. The allocation of revenues that follows is based on end customer, rather than contract manufacturer or distributor. For fiscal 2009, distributors Nu Horizons Electronics, Corp. (including its subsidiary Titan Supply Chain Services), Weikeng Industrial Co. Ltd. and direct customer Huawei Technologies Co., Ltd. accounted for 36.0%, 7.5%, and 12.0%, respectively, of our net revenues. For fiscal 2008, distributors Nu Horizons Electronics, Corp. (including its subsidiary Titan Supply Chain Services), Weikeng Industrial Co. Ltd. and direct customer IBM accounted for 48.8%, 9.2% and 11.3%, respectively, of our net revenues. For fiscal 2007, distributors Nu Horizons Electronics, Corp. (including its subsidiary Titan Supply Chain Services), Weikeng Industrial Co. Ltd. and direct customer IBM accounted for 50.1%, 7.1% and 11.0%, respectively, of our net revenues.

        Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the three years ended September 30, 2009 were as follows:

	2009	2008	2007
Nu Horizons Electronics Corp. (distributor)	22.6%	22.8%	21.3%
Titan Supply Chain Services (distributor)	13.4%	26.0%	28.8%
Huawei	12.0%	*	*
IBM	*	11.3%	11.0%

*
Less than 10% of total net revenues for period indicated.

        The Company has one reportable operating segment as defined by ASC Topic 280 Segment Reporting ("ASC 280"); originally issued as SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Substantially all long-lived assets are located in the United States.

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

        Revenues are summarized by geographic area as follows (in thousands):

	September 30,
	2009	2008	2007
North America	$69,717	$116,191	$115,696
Asia Pacific	79,720	88,045	76,046
Europe	18,740	24,300	30,206

Total net revenues	$168,177	$228,536	$221,948

(1)
North America includes USA, Canada and Mexico

        Revenue by geographic area is based upon where the design win for the work originated. North America revenue includes $13.3 million and $10 million of intellectual property activity for fiscal years ended September 30, 2009 and 2008, respectively. The Company believes a substantial portion of the product sold to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in North America and Europe.

        Long-lived assets (excluding goodwill and other intangible assets) by country (in thousands):

	September 30,
	2009	2008
USA	$10,234	$11,320
Denmark	113	190
Germany	604	174

Total	$10,951	$11,684

NOTE 11—RETIREMENT SAVINGS PLAN

        The Company has a qualified retirement plan under the provisions of Section 401(k) of the Code covering substantially all employees. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. The contributions are fully vested and nonforfeitable at all times. From January 1, 2007 through February 1, 2009, the Company matched 50% of the first 6% of employee contributions. The Company's 401(k) match totaled $0.3 million, $0.8 million and $0.6 million for the years ended September 30, 2009, 2008, and 2007. In compliance with governing regulations, the Company also made contributions to the retirement savings plans of employees of its foreign subsidiaries in the amounts of $0.3 million, $0.3 million and $0.2 million for the years ended September 30, 2009, 2008, and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES

        The Company leases facilities under non-cancellable operating leases expiring at various dates through fiscal 2015. Rent expense under operating leases totaled $3.9 million, $3.7 million, and $3.4 million for the years ended September 30, 2009, 2008, and 2007, respectively.

        On December 29, 2005, the Company entered into a sale-leaseback arrangement on a building in Camarillo, California. The Company is committed to lease the facility through December 2015. The lease includes annual rent escalations. Rent expense related to the sale-leaseback of $0.7 million for the years 2010-2013; $0.8 million for 2014; and $1.0 thereafter is included in the schedule below. The Company has a deferred lease incentive liability recorded to reflect the amount of the leasehold improvements and is amortizing the liability on a straight-line basis over the term of the lease.

        Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year and software licenses are as follows (in thousands):

	Payment Obligations by Year
	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	$3,050	$3,108	$2,981	$2,949	$1,768	$1,266	$15,122
Software licenses	6,426	4,698	3,865	3,200	3,200	—	21,389

Total	$9,476	$7,806	$6,846	$6,149	$4,968	$1,266	$36,511

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

        The Company and certain current or former directors and officers of Vitesse were named in multiple shareholder derivative and securities class actions. These actions were filed starting in April 2006 and were based on allegations of stock option backdating and accounting manipulations. Settlements have been reached in the class action suit and the derivative suit against the Company, with both suits settled with distribution of Vitesse common stock. An expense was accrued in the amount of $6.6 million in the financial statements for the year ended September 30, 2006 to reflect the fair market value of the stock as of the date of the settlements. These settlements were non-cash settlements and did not have a material adverse affect on the Company's liquidity. Final distribution of the Company's common stock in settlement of the lawsuits was made during the fiscal year ended September 30, 2009. No additional expense was recognized in the financial statements for the period. We also have received a grand jury subpoena from the United States Attorney's Office and were notified that the SEC commenced an investigation of Vitesse. The Company has reached a tentative settlement with the SEC in settlement of their investigation. An expense was accrued in the amount of $3.0 million in the accompanying financial statements for the year ended September 30, 2009.

The Derivative and Securities Class Actions

        On April 7, 2008, the District Court approved the settlement of the consolidated securities class actions filed against Vitesse and certain current or former directors and officers of Vitesse alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

behalf of a class of purchasers of Vitesse common stock. The settlement of the consolidated securities class actions included a cash payment to the settlement fund of $10.2 million: $8.75 million to be paid by Vitesse's directors' and officers' liability insurers and the remainder of $1.45 million to be paid by Louis R. Tomasetta and Eugene F. Hovanec, two of the former executives of Vitesse. The same two former executives also contributed all shares of Vitesse common stock that they owned, 1,272,669 shares, to the settlement. In addition, on September 22, 2008, Vitesse contributed 2,650,000 shares of Vitesse common stock with a fair market value of $2.4 million, but no cash, to the settlement fund.

        On August 11, 2008, the Court granted final approval of settlements in the federal and state derivative actions filed on behalf of Vitesse against certain current or former directors and officers of Vitesse, and nominally against Vitesse alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code Sections 25402 and 25403. As part of the settlement of the federal and state derivative actions, the Company adopted certain Corporate Governance measures. Three former executives of Vitesse, Messrs. Tomasetta, Hovanec, and Mody, released the Company from its obligation to provide future indemnification and defense costs in the related SEC and Department of Justice investigations. Vitesse retained the right to continue its state court action against KPMG, LLP, its former independent registered public accounting firm.

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

The Dupuy Action

        On April 10, 2007, an individual shareholder of Vitesse, Jamison John Dupuy, filed a complaint in the Superior Court of California, County of Ventura, against Vitesse and three of its former officers (Case No. CIV 247776). Mr. Dupuy's complaint included causes of action for fraud, deceit and concealment, and violation of California Corporations Code Sections 25400 et seq. Vitesse filed an answer, asserting numerous affirmative defenses. On March 3, 2008, Mr. Dupuy filed an amended complaint that named six new defendants, all former employees, and included new causes of action for negligent misrepresentation and violations of California Corporations Code § 1507. On April 4, 2008, after mediation before a retired United States District Judge for the Central District of California, the parties entered into a confidential settlement agreement and the plaintiff filed a dismissal of the action. The Company settled this lawsuit in the third quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

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

Potential Payroll Tax Liabilities Related to Backdating of Stock Options

        On June 29, 2009, the Company obtained final determination from the Internal Revenue Service ("IRS") regarding a settlement of payroll taxes, penalties and interest related to the exercise of backdated stock options during the calendar years 2004 through 2006. During that period, certain non-qualified stock options were improperly classified and treated as incentive stock options for tax purposes, resulting in underpayment of payroll taxes. The Company paid approximately $0.9 million in full satisfaction of the federal income tax liabilities in July 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following tables set forth the consolidated statements of operations for each of our last eight quarters. This quarterly information is derived from unaudited interim financial statements and has been prepared on the same basis as the annual Consolidated Financial Statements. In management's opinion, this quarterly information reflects all adjustments necessary for fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal Year 2009:
Product revenues	$44,810	$34,577	$36,356	$39,184	$154,927
Licensing revenues	5,000	—	8,250	—	13,250

Net revenues	49,810	34,577	44,606	39,184	168,177
Cost of revenues	22,447	18,228	17,282	20,457	78,414
(Loss) income from continuing operations before discontinued operations	(189,958)	(7,085)	12,410	(9,479)	(194,112)
Discontinued operations
Income from operations of Storage Products business, net of tax	—	—	71	—	71

Net (loss) income	$(189,958)	$(7,085)	$12,481	$(9,479)	$(194,041)

Basic and diluted (loss) income per share:
Continuing operations	(0.84)	(0.03)	0.05	(0.04)	(0.85)
Discontinued operations	—	—	—	—	—

Net (loss) income per share	$(0.84)	$(0.03)	$0.05	$(0.04)	$(0.85)

Weighted average shares outstanding:
Basic	226,206	230,227	230,906	230,906	229,554
Diluted	226,206	230,227	231,735	230,906	229,554
Fiscal Year 2008:
Product revenues	$52,542	$55,593	$55,041	$55,360	$218,536
Licensing revenues	—	—	—	10,000	10,000

Net revenues	52,542	55,593	55,041	65,360	228,536
Cost of revenues	26,498	25,514	27,965	26,367	106,344
(Loss) income from continuing operations before discontinued operations	(3,519)	2,366	(591)	9,254	7,510
Discontinued operations
Income from operations of Storage Products business, net of tax (including gain on sale)	4,978	1,420	1,703	943	9,044

Net income	$1,459	$3,786	$1,112	$10,197	$16,554

Basic (loss) income per share:
Continuing operations	(0.02)	0.01	—	0.04	0.03
Discontinued operations	0.02	0.01	0.01	0.01	0.04

Net income per share	$—	$0.02	$0.01	$0.05	$0.07

Diluted (loss) income per share:
Continuing operations	(0.02)	0.01	—	0.04	0.03
Discontinued operations	0.02	0.01	0.01	—	0.04

Net income per share	$—	$0.02	$0.01	$0.04	$0.07

Weighted average shares outstanding:
Basic	223,556	223,556	223,556	223,786	223,614
Diluted	223,556	223,556	223,556	261,767	223,614

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 SUBSEQUENT EVENTS

Debt Restructuring

Exercise of 2024 Debenture Repurchase Rights

        On October 1, 2009, the Trustee of the 2024 Debentures provided a written notice to the Company that holders representing $95.7 million of the principal amount of the 2024 Debentures had exercised their repurchase rights under the Indenture. Pursuant to the written notice, the Company was required to deposit the repurchase price of $108.9 million with the Trustee as soon as practicable. As the Company had insufficient cash to repurchase the entire Indenture tendered for repurchase it could not fulfill its legal responsibility to repurchase the debt which constituted an event of default under both the Indenture and the $30.0 million financing with Whitebox (the "Senior Secured Loan Agreement," or "Senior Term Loan"). Accordingly, management of the Company completed a series of transactions with its Lenders to restructure the Senior Term Loan and 2024 Debentures. These transactions and the accounting for these transactions are described below.

Amendment to the Senior Secured Loan Agreement

        Effective October 16, 2009, the Company and Whitebox (the "Senior Lenders") amended the terms of the Senior Secured Loan Agreement to allow the Company to enter into the "Debt Conversion Agreement" described below, pay down $5.0 million of the principal amount of its Senior Secured Loan and amend the terms of the Senior Secured Loan.

        The terms of the Senior Secured Loan were amended (the "Amended Senior Secured Loan" or "Senior Secured Loan") as follows: the maturity date is October 2011; each prepayment of the Senior Secured Loan requires the Company to pay a non-refundable prepayment fee equal to 1.0% of the aggregate principal amount that is prepaid; the interest rate was increased to 10.5% per annum in cash for the period from October 1, 2009 until October 16, 2009 and to 8.5% per annum in cash, plus 2.0% payment-in-kind interest ("PIK"), plus an additional 0.3% PIK interest for every $1.0 million above $15.0 million of the senior term loan that is not paid down by the Company for the period from October 17, 2009 until maturity or payment. Further, subsequent to the $5.0 million pay-down of the Senior Secured Loan, the Company has the ability to reduce the rate of interest by 0.3% for every $1.0 million of additional prepayment and any future proceeds of any sale or disposition of the Company's property is required to be used to reduce the principal balance of the Senior Secured Loan.

        As the Company consummated the debt restructuring described in this note before November 16, 2009 and satisfied certain other conditions, the senior lenders waived the defaults discussed in "Exercise of 2024 Debenture Repurchase Rights" above.

Accounting For the Amended Senior Secured Loan

        Pursuant to the guidance in ASC 470, the Company has determined that it has not received any concessions from the lender. As a result, the amendment to the Senior Secured Loan will not be accounted for as a troubled debt restructuring ("TDR") but as a debt modification. Accordingly, the amended Senior Secured Loan was recorded at the principal amount to be repaid of $25.0 million, which is the $30.0 million dollar original principal balance less the subsequent period principal payment of $5.0 million. In connection with the amendment, fees of $0.1 million were paid to the lender which resulted in an increase in the debt discount to $0.5 million. Furthermore the debt issuance costs incurred at the time of the original debt issuance of $1.2 million remain capitalized and the third party costs of approximately $0.6 million incurred as part of the amendment were expensed. The debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 SUBSEQUENT EVENTS (Continued)

issuance costs of $1.2 million and the debt discount of $0.5 million will be amortized as interest expenses over the term of the modified loan. The Senior Secured Loan will bear interest at a rate pursuant to the amended terms.

Debt Conversion Agreement

        Effective October 16, 2009, the Company entered into a Debt Conversion Agreement (the "Conversion Agreement") with the beneficial owners of more than 96.7% of the 2024 Debentures (the "Noteholders") whereby the Noteholders agreed to exchange their 2024 Debentures for a combination of cash, shares of common stock, the New Notes (as defined below) and, in some cases, shares of Series B Preferred Stock. The Conversion Agreement was consummated on October 30, 2009 (the "Closing Date").

Cash Payments

        The Company used $10.1 million of cash to repay a portion of the 2024 Debentures amounts due as follows; $3.6 million was used to settle the Company's obligations with respect to the 2024 Debentures of holders that are not parties to the Conversion Agreement, $6.4 million was paid to parties to the Conversion Agreement in partial repayment of the 2024 Debentures and $0.1 million in accrued interest was paid to all beneficial owners of the 2024 Debentures as of October 30, 2009.

        The Company issued the following instruments in exchange for the $100.0 million in aggregate principal amount and premium of the 2024 Debentures remaining after the $10 million cash settlement:

  •
  172,936,222 shares of common stock in satisfaction of $50.0 million of the outstanding obligation under the 2024 Debentures;

  •
  $50.0 million aggregate principal amount of convertible debt (the "New Notes") which is convertible into 222,191,111 shares of common stock; and

  •
  770,785 shares of Series B Preferred Stock in satisfaction of $15.4 million of the outstanding obligation under the 2024 Debentures. Each share of Series B Preferred Stock is convertible into 100 shares of common stock for an aggregate of 77,078,565 shares of common stock. The Series B Preferred Stock is non-voting and has a dividend preference equal to $0.001 per share of Series B Preferred Stock, which is payable when, and if, dividends are declared and payable with respect to the common stock.

Issuance of Common Stock and Series B Preferred Stock

        On October 30, 2009, the Noteholders exchanged approximately 50.0% of their 2024 Debentures (after the partial repurchase for cash described in "Debt Conversion Agreement" above) for 172,936,222 shares of common stock, and in some cases Series B Preferred Stock. Pursuant to the Conversion Agreement, the Noteholders were limited to ownership of 9.99% of the outstanding common stock ("Limit on Ownership"). Accordingly, Noteholders received one share of Series B Preferred Stock for every 100 shares of common stock that they would have otherwise received in the debt restructuring transaction in excess of the Limit on Ownership; this amount totaled 770,785 shares of Series B Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 SUBSEQUENT EVENTS (Continued)

Issuance of New Notes

        As described above, the Company also issued $50.0 million of New Notes pursuant to the Conversion Agreement. The New Notes bear cash interest at 8.0% per annum beginning on October 30, 2009 and payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2010 and maturing on October 30, 2014, unless earlier converted or repurchased. The New Notes are secured by second priority security interests on substantially all of the assets of the Company and its subsidiaries. This second priority security interest is subordinated to the lien existing under the Senior Secured Loan Agreement. The New Notes are convertible into shares of common stock at a conversion price of $0.225 per share (equivalent to an initial conversion rate of approximately 4,444 shares per $1,000 principal amount of New Notes). Full conversion of the $50.0 million in aggregate principal amount of the New Notes would result in the issuance of up to 222,191,111 shares of common stock.

Accounting for the Debt Conversion

        Initially, the Company evaluated the issuance of common stock, New Notes and Series B Preferred Stock in exchange for the 2024 Debentures pursuant to the guidance in ASC 470. The Company determined that it has not received any concessions from the Noteholders pursuant to the Conversion Agreement and accordingly the transaction will not be accounted for as a TDR. However, due to the significant change in the expected remaining cash flows, the Company will account for the exchange of instruments in settlement for the 2024 Debentures pursuant to the Conversion Agreement as a debt extinguishment pursuant to the guidance in ASC 470.

        The Company will initially record the new instruments (i.e., the New Notes, common stock and Series B Preferred Stock) issued in extinguishment of the 2024 Debentures at fair value and recognize an $11.8 million loss for the difference between the fair values of the new instruments plus additional amounts and fees paid to the creditors compared to the net carrying value of the 2024 Debentures. For the purposes of calculating this loss on extinguishment, the net carrying amount of the 2024 Debentures includes the $96.7 million amount of the 2024 Debentures and $13.3 million of the premium put derivative, recorded at fair value as required by ASC 470. Additionally, $1.2 million of fees paid to the New Note lenders will be included in the measurement of the loss pursuant to ASC 470. Third party costs of approximately $1.9 million will be capitalized and amortized as additional interest expense over the term of the New Notes.

        On the Closing Date, the fair value of the underlying common stock was $0.21 per share. On that same date, the Company estimated the effective conversion price was $0.18 per common share pursuant to the terms of the Series B Preferred Stock. Accordingly, pursuant to ASC470, the Company will recognize in additional paid in capital approximately $2.0 million of beneficial conversion feature related to the issuance of the Series B Preferred Stock. Since the Series B Preferred Stock is redeemable upon issuance, the resulting discount on the Series B Preferred Stock arising from the beneficial conversion feature will be recognized immediately and reflected as a deemed dividend.

        The fair value of the New Notes was estimated to be $42.0 million, which is net of $22.5 million related to the fair value of bifurcated embedded derivatives. The bifurcated embedded derivatives were identified pursuant to ASC 815 and arise from terms of the New Notes which give the Noteholders the right to demand redemption of the New Notes at a price equal to the notes on an as-if-converted basis in the event that 50% or more of the Company's common stock is exchanged for, converted into, or acquired for consideration which is less than 90% of the outstanding common stock. This is in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 SUBSEQUENT EVENTS (Continued)

substance a conversion settlement right where the holders could require the Company to settle in cash. The fair values of the New Notes and embedded derivatives were determined using a convertible bond valuation model within a lattice framework Level 3). The valuation model combined expected cash outflows with market based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of the Company's common stock into which the New Notes are convertible.

Authorized Common Shares

        Immediately prior to the Closing, 230,905,580 shares of common stock were outstanding, none of which were held by the Noteholders that are parties to the Conversion Agreement. After the Closing, 403,841,802 shares of common stock were outstanding. Approximately 42.8%, or 172,936,222, of which are held by the Noteholders that are parties to the Conversion Agreement. In addition to the outstanding shares, there are outstanding instruments that allow for the issuance of common stock. The Company has options and restricted stock units outstanding which, if converted, require the issuance of an additional 23.8 million shares of common stock. The Series B Preferred Stock is convertible into 77.1 million shares of common stock. In aggregate, the exercise or conversion of these instruments when combined with the outstanding shares of common stock after closing, requires the Company to have 504.8 million shares of common stock available for issuance.

        The Company currently has 500.0 million shares of common stock authorized. As a result, the Company will not have a sufficient amount of common stock authorized to permit the conversion of all the instruments as described above. Accordingly, pursuant to ASC 815, the Company has determined based on a first-in, first-out (FIFO) accounting policy election based upon the issuance date of the instruments, it will not have sufficient shares for the conversion of all of the Series B Preferred Stock into shares of common stock. As such, approximately 48,000 shares of Series B Preferred Stock or $0.8 million will be initially classified as mezzanine equity. At each subsequent balance sheet date, the Company will adjust the carrying value of its Series B Preferred Stock classified in mezzanine equity up to its redemption amount until the Company has sufficient authorized shares.

Tax Matters

        As a result of the debt modifications and exchanges discussed above, the Company experienced an "ownership change" as defined for U.S. federal income tax purposes. In the event of an "ownership change" under Section 382 of the Internal Revenue Code of 1986, as amended, the Company could realize a permanent loss of a significant portion of its U.S. federal and state deferred tax assets and lose certain built-in losses that have not been recognized for tax purposes. As of September 30, 2009, the Company's deferred tax asset was $422.1 million, which was fully reserved.

Classification of Liabilities

        Prior to the closing of the debt transactions on October 30, 2009, as discussed in Note 6, during fiscal year 2009 the Company had classified its obligations related to the 2024 Debentures and senior secured loan in short-term liabilities based on the exercise date of October 1, 2009 of the premium put option related to the 2024 Debentures.

        After the completion of such debt refinancing transactions, the Company has reclassified $111.3 million related to the portion of their obligations under the 2024 Debentures and the senior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 SUBSEQUENT EVENTS (Continued)

secured note which are refinanced on a long-term basis, from short-term liabilities to long-term liabilities on its Consolidated Balance Sheet as of September 30, 2009.

        On its Consolidated Balance Sheet as of September 30, 2009, the Company classified as short-term liabilities the $5.0 million in cash paid to the Senior Lender of senior secured loan: $10.0 million of cash used to pay $3.6 million to settle with the holders of the 2024 Debentures that are not parties to the Conversion Agreement and $6.4 million in partial repayment to the holders of the 2024 Debentures that are parties to the Conversion Agreement; and $12.2 million related to the fair value of the derivative liability arising from the premium put obligation on the 2024 Debentures. This reclassification is in accordance with ASC 470.

Restructuring Costs

        In an effort to reduce costs and shorten manufacturing time, the Company has decided to eliminate test activities at their Camarillo, California location and outsource testing to a third-party facility. This restructuring plan was approved during October 2009 with implementation efforts starting immediately and full transition of testing to the third-party expected by the third quarter of the fiscal year ending September 30, 2010. This restructuring plan will include the termination of approximately 50 employees. In connection with this restructuring, the Company will record restructuring charges of approximately $0.7 million in the first quarter for severance costs to be incurred during the year ended September 30, 2010. The Company will not incur costs for impairment of fixed assets or facilities as part of the restructuring plan.

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

        Therefore, the Company believes that it does have a disagreement with KPMG regarding auditing scope, which disagreement, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its report; and without being resolved, could have caused KPMG to be unwilling to rely on management's representations or be associated with the Company's financial statements, which would be considered a "reportable event" identified in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

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

        On June 15, 2009, the Company announced that it had reached a settlement with KPMG, pursuant to which KPMG agreed to pay the Company $22.5 million and forgive all past indebtedness. Additionally, the parties agreed to execute mutual general releases of all claims. In June 2009, the Company received full payment of the settlement amount, net of fees, expenses and outstanding indebtedness. The Company recorded the net proceeds and the forgiveness of the debt, totaling $16.0 million, as a credit to accounting remediation and reconstruction expense and litigation costs.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2009, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009 our disclosure controls and procedures were not effective.

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

        In accordance with the internal control reporting requirements of the SEC, our management completed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth in by the

Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring (collectively, the "entity-level controls"), as well as a company's control activities (process-level controls). Management's evaluation of the design and operating effectiveness of our internal controls over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Management has identified the following material weaknesses in our internal control over financial reporting:

  •
  Our information systems lack sufficient controls limiting access to key applications and data; and

  •
  Effective controls to ensure the accuracy, valuation and timeliness of the financial accounting process around inventory, including a lack of accuracy and basis for valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

        Due to the identified material weaknesses, management has concluded that the Company's internal control over financial reporting was not effective as of September 30, 2009.

        BDO Seidman, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of September 30, 2009. A copy of this report is set forth below.

Changes in Internal Control over Financial Reporting and Remediation of the Material Weaknesses

        During the quarter ended September 30, 2009, no other changes to our internal control over financial reporting were identified, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Based on the procedures performed as part of the Company's ongoing remediation of its financial controls, management has concluded that as of September 30, 2009, certain material weaknesses were remediated. The following changes to our internal control over financial reporting were made during the quarter ended September 30, 2009:

  •
  Fully implementing controls to help prevent or detect instances of intentional override or intervention of our controls or intentional misconduct by employees or management.

  •
  Maintaining sufficient policies and procedures over the administration and accounting for stock options.

  •
  Maintaining a sufficient segregation of duties to decrease the risk of inappropriate accounting.

  •
  Properly and timely performing account reconciliations of balance sheet accounts and ensuring reconciliations and their supporting documentation are consistently reviewed.

  •
  Fully designing and implementing effective controls to ensure the completeness, accuracy, and timeliness of the financial accounting process are fully designed and implemented.

  •
  Maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements and business environment.

        During our fourth quarter of fiscal 2009 we continued our ongoing remediation of financial controls, as well as completed the documentation of our controls process and implemented and completed controls testing to allow management to determine the effectiveness of the controls developed and implemented in previous quarters of fiscal year 2009.

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

Remediation Plans

        Management, in coordination with the input, oversight and support of our Audit Committee, has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. In addition to improving the effectiveness and compliance with key controls, our remediation efforts involve ongoing business and accounting process improvements and the implementation of key system enhancements. The process and system enhancements are generally designed to simplify and standardize business practices and to improve timeliness and access to associated accounting data through increased systems automation appropriate limitations around IT access as well as timely testing of controls throughout the fiscal year. We began implementing certain of these measures prior to the filing of this Form 10-K. While we expect remedial actions to be essentially implemented in fiscal 2010, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of fiscal year 2010. We will continue to develop our remediation plans and implement additional measures during fiscal 2010 and possibly into fiscal 2011.

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

        We have audited Vitesse Semiconductor Corporation's internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vitesse Semiconductor Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment as of September 30, 2009:

  1.
  The Company did not design, implement and maintain effective controls over the accounting for the accuracy and valuation of inventory.

  2.
  The Company did not design, implement and maintain effective security management controls that would limit and enforce access to applications and data.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated December 11, 2009 on those financial statements.

        In our opinion, Vitesse Semiconductor, Corporation did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitesse Semiconductor Corporation as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders' (deficit) equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2009 and our report dated December 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Los Angeles, California December 11, 2009

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

(b)
Exhibits

VITESSE SEMICONDUCTOR CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

Years ended September 30, 2009, 2008 and 2007

(in thousands)

	Balance at Beginning of Year	Charged to Other Accounts	Deductions/ Write-offs	Balance at End of Year
Year ended September 30, 2009
Deducted from accounts receivable:
Allowance for doubtful accounts	$—	$—	$—	$—
Allowance for sales reserve	53	(35)	—	18
Deducted from deferred tax asset
Valuation allowance	441,534	(224)	(19,209)	422,101
Year ended September 30, 2008
Deducted from accounts receivable:
Allowance for doubtful accounts	$253	$(253)	$—	$—
Allowance for sales reserve	142	(89)	—	53
Deducted from deferred tax asset
Valuation allowance	470,422	(15,224)	(13,664)	441,534
Year ended September 30, 2007
Deducted from accounts receivable:
Allowance for doubtful accounts	46	249	(42)	253
Allowance for sales reserve	170	(28)	—	142
Deducted from deferred tax asset
Valuation allowance	484,263	(13,841)	—	470,422

EXHIBITS

2.1	Purchase and Sale Letter Agreement, dated October 29, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 29, 2007).

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed May 5, 2000).

3.2	Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company's current report on Form 8-K filed on December 2, 2004).

4.1	Specimen of Registrant's Common Stock Certificate. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File no. 33-43548), effective December 10, 1991 filed October 25, 1991).

4.2	Rights Agreement dated as of March 3, 2003 between Vitesse Semiconductor Corporation and EquiServe Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 1 to the Form 8-A12(g) filed March 5, 2003).

4.3	Second Amendment to Rights Agreement, dated October 16, 2009, between the Company and EquiServe Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed October 20, 2009).

4.4	Warrant Registration Rights Agreement, dated January 25, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 31, 2007).

4.5	Certificate of Designation with respect to Series B Participating Convertible Non-Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed October 30, 2009).

4.6	Indenture between Vitesse Semiconductor Corporation and U.S. Bank National Association, as Trustee (including form of 1.50% Convertible Subordinated Debentures due 2024), dated as of September 22, 2004. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 23, 2004).

4.7	First Supplemental Indenture, dated November 3, 2006 between the Company and U.S. Bank National Assoc. as Trustee. (Incorporated by reference to Exhibit 99 to the Company's Form 8-K filed November 9, 2006).

4.8	Second Supplemental Indenture, dated September 24, 2007 between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 27, 2007).

4.9	Third Supplemental Indenture, dated October 16, 2009, by and between the Company and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed October 20, 2009).

4.10	Guaranty, dated October 16, 2009, executed by Vitesse Manufacturing & Development Corporation and Vitesse Semiconductor Sales Corporation in favor of U.S. Bank National Association, as Trustee, under the Indenture dated September 22, 2004, governing the Company's 1.5% Convertible Subordinated Debentures Due 2024 (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed October 20, 2009).

4.11	Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of October 30, 2009 (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed October 30, 2009)..

10.1	Letter Agreement between the Company and Michael Green dated January 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 31, 2007).

10.2	Change in Control Agreement between the Company and Michael Green dated February 25, 2009. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed February 26, 2009).

10.3	Employment Agreement between the Company and Richard Yonker dated February 20, 2009. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed February 26, 2009).

10.4	Amended and Restated Employment Agreement between the Company and Christopher Gardner dated February 25, 2009. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 26, 2009).

10.5	Letter Agreement, dated October 26, 2007 between the Company and Dr. Martin C. Nuss (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 20, 2007).

10.6	Form of Indemnity Agreement between the directors and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 22, 2007).

10.7	Loan Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 29, 2007).

10.8	First Amendment to Loan Agreement, dated as of October 16, 2009, among Vitesse Semiconductor Corporation, the Lenders named therein and Whitebox VSC Ltd., as agent (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed October 20, 2009).

10.9	Senior Unsecured Convertible Note Purchase Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed August 29, 2007).

10.10	Term Note, dated October 29, 2007 between the Company and Whitebox VSC, Ltd. for $30 million. (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed October 31, 2007).

10.11	Form of Forbearance Agreement, dated October 1, 2009, by and among the Company and beneficial owners of 1.5% Convertible Subordinated Debentures due 2024 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 6, 2009).

10.12	Form of Forbearance Agreement, dated October 9, 2009, by and among the Company and beneficial owners of 1.5% Convertible Subordinated Debentures due 2024 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 14, 2009).

10.13	Form of Forbearance Agreement, dated October 16, 2009, by and among the Company and beneficial owners of 1.5% Convertible Subordinated Debentures due 2024 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 20, 2009).

10.14	Forbearance Agreement, dated October 1, 2009, between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 6, 2009).

10.15	Second Forbearance Agreement, dated October 9, 2009, between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 14, 2009).

10.16		Third Forbearance Agreement, dated October 16, 2009, between the Company and Whitebox VSC Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed October 20, 2009).

10.17		Debt Conversion Agreement, dated October 16, 2009, by and among the Company and AQR Absolute Return Master Account, L.P., Aristeia Master, L.P., Aristeia Partners, L.P., CNH Master Account, L.P., Linden Capital L.P., Whitebox Advisors, LLC, Tonga Partners, L.P., Tonga Partners QP, L.P., Anegada Master Fund, LTD., Cuttyhunk Master Portfolio and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 20, 2009).

10.18		Form of Lock-Up Agreement, dated October 16, 2009, by and among the Company and the beneficial owners of 1.5% Convertible Subordinated Debentures due 2024 (Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed October 20, 2009).

10.19		Form of 8.0% Convertible Second Lien Debentures Due 2014 (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed October 30, 2009).

10.20		Intellectual Property, Assignment and License Agreement, dated October 29, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 31, 2007).

10.21		Sale and Purchase Agreement, dated June 30, 2009, between the Company and a third-party purchaser (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q filed August 10, 2009).

10.22		Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan as of September 15, 2008. (Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 filed December 31, 2008).

10.23		Vitesse Semiconductor Corporation Fiscal Year 2009 Executive Bonus Plan, dated as of January 16, 2009 (Incorporated by reference to Exhibit 4.9 to the Company's form 10-Q filed February 17, 2009) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1	*	Rule13a-14(a) / 302 SOX Certification of Chief Executive Officer.

31.2	*	Rule13a-14(a) / 302 SOX Certification of Chief Financial Officer.

32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION (Registrant)
Dated: December 11, 2009	By:	/s/ CHRISTOPHER R. GARDNER Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: December 11, 2009	By:	/s/ CHRISTOPHER R. GARDNER Director and Chief Executive Officer
Dated: December 11, 2009	By:	/s/ RICHARD C. YONKER Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: December 11, 2009	By:	/s/ STEVEN P. HANSON Director
Dated: December 11, 2009	By:	/s/ JAMES HUGAR Director
Dated: December 11, 2009	By:	/s/ G. GRANT LYON Director
Dated: December 11, 2009	By:	/s/ EDWARD ROGAS, JR. Director