Form 10-K/A
period 2009-09-30
VITESSE SEMICONDUCTOR CORP
filed 2010-01-28
CIK 880446

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

        As of March 31, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $54,169,320, based on the closing price on that date. As of January 25, 2010 there were 403,841,802 shares of the registrant's $0.01 par value common stock outstanding.

 EXPLANATORY NOTE

        The purpose of this Amendment on Form 10-K/A (this "Amendment") of Vitesse Semiconductor Corporation ("we," "our," "us," or the "Company") is to amend and restate Part III, Items 10 through 14 of the previously filed Annual Report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission on December 14, 2009 (the "Original Form 10-K" or "Original Filing"), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. This Amendment also provides an updated list of exhibits in Part IV. Accordingly, Part III and Part IV of the Original Form 10-K are hereby amended and restated as set forth below.

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

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The authorized number of directors under our bylaws is a minimum of five and a maximum of nine, with the exact number set by the Board of Directors (the "Board"). Currently the authorized number of directors of the Company is six. The following five persons are members of our Board: Christopher R. Gardner, Steven P. Hanson, James H. Hugar, G. Grant Lyon and Edward Rogas, Jr.

        As a condition to the closing of our recently announced debt restructuring transaction, the Company was obligated to appoint two qualified new directors prior to November 2, 2009 from a list of at least four persons identified by the holders of our convertible debentures. The Company received a list of eight director candidates from the holders of the convertible debentures, including James Hugar and G. Grant Lyon. Members of our Board reviewed the qualifications of each of the eight candidates and conducted interviews with four of the candidates. As per our independent directors selection process announced on July 17, 2007, these four candidates were also vetted by an independent executive search firm, McDermott Bull. McDermott Bull provided an assessment of each candidate's experience as compared to the qualifications criteria and Independence Standards as documented in the Company's Corporate Governance Guidelines. This document is available on the Company's website, http://www.vitesse.com, under "Investors—Corporate Governance." McDermott Bull also conducted a comprehensive and confidential background investigation of the final candidates.

        The resignation of three of our former directors and the appointment of James Hugar and G. Grant Lyon to the Board to fill two of the resulting vacancies became effective on October 30, 2009, upon the closing of the debt restructuring transaction.

        The Board has one remaining vacancy. An active search is currently underway in accordance with the process followed for the newly appointed board members and as documented in the process announced in 2007.

        There are no family relationships among any of our directors or executive officers. Additional information regarding each of our directors is set forth below.

        Christopher R. Gardner, age 49, has been a director since October 26, 2006. Mr. Gardner has been our Chief Executive Officer since 2006. He served as Vice President and Chief Operating Officer from 2000 to 2002. From 2002 until he was appointed Chief Executive Officer in 2006, he served as Vice President and General Manager of the Network Products Division. Mr. Gardner served as a member of the Technical Staff at Bell Laboratories from 1982 to 1986. Mr. Gardner received his BSEE from Cornell University and his MSEE from the University of California at Berkeley.

        Steven P. Hanson, age 61, has been a director since August 16, 2007. Mr. Hanson has been a senior partner at Southwest Value Acquisitions LLC, a private equity firm, since 2004. He also serves as the Chairman of InPlay Technologies Inc., a high-technology firm delivering leadership human input device technologies and products. From 1999 to 2003, Mr. Hanson was President and Chief Executive Officer of ON Semiconductor. He has served for more than 32 years in senior executive roles at technology companies, including 28 years at Motorola in various engineering management and leadership positions. Mr. Hanson has served Arizona State University as a member of the Dean's Advisory Council, W.P. Carey School of Business and the Dean's Advisory Council for the Ira A. Fulton School of Engineering. Mr. Hanson holds a BSEE from the College of Engineering at Arizona State University.

        James H. Hugar, age 63, was appointed to the Board of Directors on October 30, 2009. Mr. Hugar recently retired from Deloitte & Touche LLP, a public accounting firm, where he was an audit partner from 1982 to 2008, specializing in the financial services industry. Prior to his retirement, he also served as the partner-in-charge of the Southern California Investment Companies Industry and Broker/Dealer

Practice Unit. Mr. Hugar currently expects to join the board of directors of Imperial Capital Group, Inc. in connection with the closing of Imperial Capital Group, Inc.'s initial public offering. Mr. Hugar holds a bachelor's degree in Accounting (cum laude) from Pennsylvania State University and an MSBA degree from the University of California, Los Angeles and is a Certified Public Accountant.

        G. Grant Lyon, age 46, was appointed to the Board of Directors on October 30, 2009. Mr. Lyon is currently the president of Odyssey Capital Group, LLC, a financial advisory and management consulting firm, where he has been since 2005. In 2005, he served as interim Chief Financial Officer of Hypercom Corporation. Before 2005, Mr. Lyon held positions as managing director at Ernst & Young Corporate Finance, LLC, a managing member of Golf Equity, LLC, vice president, Capital Markets at Evans Withycombe Residential, Inc. and began his career at Arthur Andersen LLP, where he worked from 1987-1997. Mr. Lyon has been involved in corporate initiatives that have included capital acquisition, business and securities valuation, acquisitions and mergers, and bankruptcy reorganizations. Mr. Lyon is a director of Fairfield Residential LLC and Chairman of the Board of Three Five Systems, Inc. He has also served as a director of Tickets.com, Inc. Mr. Lyon holds a bachelor's degree (magna cum laude) and an MBA degree (with high distinction) from Brigham Young University. He is a Certified Public Accountant and a published author and speaker.

        Edward Rogas, Jr., age 69, has been a director since January 24, 2006 and the Chairman of the Board of Directors since December 2006. Mr. Rogas is currently retired. He served as a Senior Vice President at Teradyne, Inc., an automated test equipment manufacturer, from 2000 through 2005. From 1976 to 2000, he held various management positions in the semiconductor ATE portion of Teradyne's business, including Vice President from 1984 to 2000. Prior to that, from 1973 to 1976, he served as a Vice President at American Research and Development. Mr. Rogas is currently on the Board of Vignani Technologies Pvt Ltd. (a private Indian company). Mr. Rogas holds a bachelor's degree from the United States Naval Academy and an MBA (with distinction) from Harvard Business School.

        All of our directors, with the exception of Mr. Gardner, who is our President and Chief Executive Officer, meet the NASDAQ Listing Rules criteria for independence.

Executive Officers

        Set forth below is information regarding our executive officers, other than Christopher R. Gardner, our President and Chief Executive Officer, for whom information is set forth above under "Directors."

        Richard C. Yonker, age 62, was appointed our Chief Financial Officer on December 14, 2006. Mr. Yonker was the Chief Financial Officer of Capella Photonics, a telecommunications company, from October 2005 to November 2006. He also served as Chief Financial Officer of Avanex Corporation, an optical telecommunications company, from April 2005 to September 2005; Actelis Networks, a telecommunications company, from May 2004 to April 2005; Bermai, a WiFi semiconductor company, from November 2003 to April 2004; Gluon Networks, a telecommunications switch company, from February 2003 to October 2003; and Agility Communications, a telecommunications company, from November 2000 to January 2003. Mr. Yonker served as a director of LogicVision, a semiconductor company providing built-in-self-test and diagnostic solutions, from January 2005 until the company merged with Mentor Graphics in August 2009. Mr. Yonker holds a bachelor's degree in industrial engineering from the General Motors Institute and a master's degree in finance management from the Massachusetts Institute of Technology.

        Dr. Martin C. Nuss, age 53, was appointed our Vice President of Technology and Strategy on November 16, 2007. Dr. Nuss was most recently Vice President and Chief Technology Officer of Ciena's Optical Ethernet group. Ciena provides leading network infrastructure solutions and intelligent software. Prior to Ciena's acquisition of the company in 2004, he was founder and Chief Technology Officer of Internet Photonics since 2000. He also served 15 years at Bell Labs in various technical and management roles including Director of the Optical Data Networks Research Department. He is a Fellow of the Optical Society of America and a member of IEEE. Dr. Nuss holds a doctorate in applied physics from the Technical University in Munich, Germany.

        Michael B. Green, age 64, was appointed our Vice President, General Counsel and Secretary on January 25, 2007. Mr. Green was an independent consultant in 2006 and from 1999 through 2005 was Vice President, General Counsel and Secretary of Worldwide Restaurant Concepts, Inc., an international restaurant company. Prior to that, he was counsel and senior attorney for Atlantic Richfield Company and Montgomery Ward & Co., Inc., respectively. Mr. Green has also worked in private practice and as a trial attorney for the Antitrust Division of the United States Department of Justice in Washington D.C. Mr. Green holds a bachelor's degree from Brooklyn College of the City University of New York and a JD degree from New York University School of Law.

Section 16(a) Beneficial Ownership Reporting Requirements

        Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own beneficially more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership within specified periods with the SEC. To our knowledge, based solely on our review of the copies of Section 16(a) forms required to be furnished to us with respect to fiscal year 2009 and any written representations that no other reports were required, the Section 16(a) reporting requirements for reports required to be filed for fiscal year 2009 were met.

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

Audit Committee

        Our Board of Directors has an Audit Committee. The Audit Committee currently consists of Chairman James Hugar and member Steve Hanson. Both members of the Audit Committee meet the independence, financial literacy, and other applicable requirements of the Exchange Act, the rules and regulations of the SEC and the requirements of the NASDAQ Listing Rules. Mr. Hugar has been designated by our Board as our "audit committee financial expert," as defined in Item 407 of Regulation S-K promulgated by the SEC.

        The Audit Committee assists our Board of Directors in its oversight of the integrity of our financial statements, the qualifications and independence of our independent audits, the performance of our internal audit function, compliance with legal and regulatory requirements, our disclosure controls, and system of internal controls.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

        The Compensation Committee of the Board of Directors determines the overall executive compensation practices for our named executive officers. For fiscal 2009, our named executive officers were: Christopher R. Gardner, Chief Executive Officer; Richard C. Yonker, Chief Financial Officer; Dr. Martin C. Nuss, Vice President, Technology and Strategy; and Michael B. Green, Vice President, General Counsel and Secretary.

        Executive compensation for our named executive officers consists of three components:

  •
  Base Salary—the fixed amount of compensation paid to our named executive officers for performing their day-to-day duties;

  •
  Annual Cash Bonus—the annual cash bonus or incentive award payment, generally calculated as a percentage of base salary pursuant to an incentive plan or awarded at the discretion of the Compensation Committee; and

  •
  Equity Compensation—the high-risk, long-term incentive award that is designed to retain the named executive officers and align their financial interests with our stock price performance and other factors that directly and indirectly affect shareholder value. Equity awards are generally granted at the beginning of each fiscal year.

Compensation Philosophy and Objectives

        The basic philosophy of the Compensation Committee is to pay a reasonable and competitive base salary and to reward named executive officers for achievements during the previous fiscal year and incentivize performance in future years. Its overall goal is to establish and administer an executive compensation program that effectively attracts and retains highly skilled executive officers, enhances shareholder value, motivates technological innovation, and rewards executive officers who contribute to the Company's long-term success.

Compensation Practices

        Each year, the Compensation Committee determines the amounts of each named executive officer's base salary, annual cash bonus, and equity grants. The Compensation Committee reviews industry data as described below to gain an understanding of compensation levels within the industry for each executive position.

        The Compensation Committee previously reviewed the Radford Executive Survey to obtain industry data. Starting in fiscal year 2009, the Compensation Committee contracted with DolmatConnell, independent compensation consultants, to assess its competitors' executive compensation levels for base salary, annual cash bonus and equity awards.

        The Compensation Committee considers industry compensation data because it wishes to provide compensation packages that are neither at the low nor high ends of the range of comparable companies but, instead, are targeted toward the mid-point of the range of comparable companies. Overall, the Company's compensation for fiscal 2009 for its named executive officers is competitive with the market. While base salaries slightly lagged the market by approximately five to 15 percent, bonus targets bring total cash compensation to the 50th percentile for comparable companies. Equity or long-term incentive compensation for fiscal 2009 for named executives is in line with or slightly below the 50th percentile for comparable companies. The Compensation Committee's determinations regarding individual compensation elements are based on several factors beyond industry data including, but not limited to, the criticality of the position, individual performance and company performance. After reviewing industry data and assessing the role and performance of each named executive officer, the Compensation Committee uses its discretion to set compensation levels for each of the three components for the named executive officers.

Consideration of Competitors' Compensation

        The Compensation Committee selected independent compensation consultants, DolmatConnell, to conduct a peer group compensation survey. DolmatConnell provides pay data of semiconductor companies, including the majority of our competitors.

        DolmatConnell's October 28, 2008 study benchmarked Vitesse's executive compensation and long-term incentives against 19 peer firms:

Actel Corporation	Magma Design Automation, Inc.
Anadigics, Inc.	Mindspeed Technologies, Inc.
Applied Digital Solutions, Inc.	MIPS Technologies, Inc.
Applied Micro Circuits Corporation	Nanometrics, Inc.
Cirrus Logic, Inc.	Oplink Communications, Inc.
DSP Group, Inc.	Pericom Semiconductor Corporation
Emcore Corporation	Sigma Designs, Inc.
Entropic Communications, Inc.	Silicon Image, Inc.
Ikanos Communications, Inc.	Sirf Technology Holdings, Inc.
IXYS Corporation

        DolmatConnell reviewed the potential peer landscape by assessing direct product competitors listed in Hoover's database, companies that listed Vitesse in their peer groups, local labor market companies and firms in Vitesse's related industries as referenced in Hoover's database. The resulting peer group of 19 companies was then selected using the following criteria:

  •
  Status as a U.S.-based, non-subsidiary public and actively traded firm;

  •
  Revenues between $100 million and $400 million;

  •
  Market capitalization between $60 million and $600 million; and

  •
  Product and industry similarity, as defined as communications chips, design foundry and packaging services and network chips.

        The peer group used in the compensation survey is representative of the market for executive talent in which Vitesse competes, although some of these firms may not be in direct competition with Vitesse. The list also differs from the previous Radford Executive Survey, as methodology and criteria were altered to reflect company size and market capitalization.

The Role of Management in Setting Executive Compensation

        Compensation for our named executive officers, other than our Chief Executive Officer, Christopher R. Gardner, is established by the Compensation Committee upon the recommendation of Mr. Gardner. With regard to our named executive officers other than the Chief Executive Officer, Mr. Gardner recommends individual goals and presents to the Compensation Committee his subjective evaluation of the other named executive officers in executive sessions. After consideration of Mr. Gardner's presentation, the ultimate decision as to compensation to be paid to those named executive officers is made by the Compensation Committee.

        The Compensation Committee is solely responsible for setting compensation for the Chief Executive Officer, including establishing goals and evaluating performance. Mr. Gardner does not participate in any Compensation Committee decisions regarding his own compensation.

Fiscal Year 2009 Compensation Practices

        The Compensation Committee determined bonuses for executives for the fiscal year based on 1) the Company's attainment of specific financial performance objectives for the fiscal year and 2) the executive's achievement of personal goals, including the successful restructuring of the Company's debt.

        For named executive officers other than Mr. Gardner, the bonus amount is based partially on the Company achieving a minimum Adjusted EBITDA. Adjusted EBITDA is calculated as net income before interest, expenses for taxes, depreciation, amortization, deferred stock compensation, and non-recurring professional fees, with the possibility of adjustment for certain unusual or non-recurring events. The Company under-performed its EBITDA goals for fiscal 2009 and thus this element was rated with zero weight for these officers in 2009. The Company requested, and the SEC granted, confidential treatment of the EBITDA goals in the Company's 2009 Executive Bonus Plan based on potential competitive injury to the Company if such information were disclosed. The EBITDA goals were established at multiple tiers of difficulty, with lower payouts at moderate 'plan' performance levels and higher payouts at higher 'stretch' performance levels. EBITDA goals were also used as a financial measure for bonuses in fiscal 2008.

        Because the minimum Adjusted EBITDA goal was not met, the maximum bonus under the formal 2009 Executive Bonus Plan for personal performance was 15% for each of Mr. Green and Dr. Nuss and 25% for Mr. Yonker. Mr. Gardner made a subjective assessment of the other named executive officers' performance, including his view of Mr. Yonker's and Mr. Green's performance with respect to the Company's legal and financial reporting, Mr. Green's and Dr. Nuss' achievement of intellectual property and patent sales, Dr. Nuss' contribution to the development of the Company's strategic directions and plan, and Mr. Yonker's contribution towards the Company's financial performance measures such as gross margin and cash. Based on this assessment, the named executive officers earned 55% to 70% of the personal goals component of their incentive compensation.

        Because the Compensation Committee considered the debt restructuring as an important Company objective, the Compensation Committee also included in this year's bonus program a component to reward the named executive officers for the extra time and effort required during fiscal 2009 in negotiating and supporting the debt restructuring that was successfully completed on October 30, 2009. Such component was awarded based on the named executive officer's contribution to such successful debt restructuring. Because Mr. Yonker and Mr. Green contributed a substantial portion of the effort on the debt restructuring, they earned the larger portion of this component resulting in a 25% incremental incentive payment based on this goal. Dr Nuss, who had a less substantial role in the debt restructuring, received an incremental 8.3% incentive payment. The total incentive based on personal performance as described in this and the prior paragraph is set forth for the named executive officers in the Summary Compensation Table.

        The bonus payment to the Chief Executive Officer for fiscal year 2009 was determined at the discretion of the Compensation Committee after assessing the Company's financial performance and reviewing Mr. Gardner's achievement in the following three areas: strategic execution (strategic plan, product execution), financial performance (revenue, gross margin, cash) and market position (growth, customer position) with strategic execution and financial performance weighted twice as heavily as market position. Based on achieved financial performance of the Company and a subjective evaluation of Mr. Gardner's performance, the Compensation Committee determined Mr. Gardner's incentive compensation to be 75% of his base salary, as reflected in the Summary Compensation Table.

        In prior years, bonus payments were made in two equal installments, one before the end of the second quarter of the following fiscal year and one before the end of the fourth quarter of the following fiscal year. The bonus payments for 2009 are to be made in a lump sum in the second quarter of fiscal 2010 or as soon as practicable after determination by the Compensation Committee, but in no event later than March 15, 2010, in order to comply with Section 409A of the IRS tax code.

        In October 2008, the Compensation Committee determined that it was appropriate to grant equity awards to its named executive officers. Such grants were weighted in such a way to achieve short term retention by granting restricted stock awards and with a focus towards long term incentive and retention by granting stock options. The number of grants of each type of award made to executive officers was determined at the discretion of the Compensation Committee after consultation with DolmatConnell and taking into consideration each officer's total percent of stock ownership. The grants were considered by DolmatConnell to be within the low- to mid-end of ranges of equity grants based on peer group market data.

        The Compensation Committee determined that these grants should have a three rather than four year vesting schedule to promote retention. The Compensation Committee may consider a four year vesting schedule for future grants. As part of the terms of the awards, the Compensation Committee determined that regardless of the vesting schedule no options would be exercisable, nor would any restricted stock units be converted to shares of common stock until the shares of the Company were listed on a national exchange.

Fiscal Year 2009 Actions

        On January 26, 2009, pursuant to an interim and temporary plan designed to protect the immediate operating performance and cash position of the Company, we reduced the base salaries of our named executive officers, effective February 1, 2009 through the end of the fiscal year, as follows: (i) Mr. Gardner—20% reduction; (ii) Mr. Yonker—10% reduction; (iii) Dr. Nuss—10% reduction; and (iv) Mr. Green—10% reduction. Also effective February 1, 2009, the Company suspended all matching contributions for its named executive officers in connection with the Company's 401(k) plan. In addition, there were reduced wages and benefits to substantially all other employees of the Company. These actions remained in effect through the end of the Company's 2009 fiscal year. These temporary salary reductions were not intended to reduce potential payments upon termination or change in control. Earned bonuses pursuant to the fiscal 2009 Executive Bonus Plan were calculated based upon the officers' full salaries before the temporary salary reduction.

        The Compensation Committee thought it appropriate to offer its named executive officers Change in Control Agreements in response to uncertainties surrounding the Company's imminent debt restructuring. Details of these agreements for Mr. Yonker and Mr. Green are set forth below under Employment Agreements. The Compensation Committee also agreed during the year to amend and restate Mr. Gardner's agreement to address certain tax issues as well as to incorporate an obligation to disgorge to the Company certain bonus payments and profits if the Company is required to prepare an accounting restatement to correct an accounting error on an interim or annual financial statement included in a report on Form 10-Q or Form 10-K due to material noncompliance with any financial reporting requirement under the federal securities laws, and the Company's board of directors determines that misconduct by Mr. Gardner has occurred and caused such restatement. The Compensation Committee also later agreed to extend the term of Mr. Gardner's agreement until January 27, 2010. Mr. Gardner's contract is currently being renegotiated.

Other Compensation

        The named executive officers enjoy the same benefits as all other employees of the Company, including medical, dental, vision, accidental death and dismemberment, group term life insurance in the amount of two times annual compensation (up to $280,000), business travel insurance, and a 401(k) plan. Paid leave benefits include vacation, sick leave, holidays and a sabbatical after 10 years of employment. The Company offers education assistance and a health/fitness benefit of $100 per year for health club membership or health/fitness classes. The Company also offers monetary rewards for patents.

Compensation Committee Report

        The following Compensation Committee Report does not constitute soliciting materials and shall not be deemed filed or incorporated by reference into any other filings by us under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate this Compensation Committee Report by reference therein.

        The Board's Compensation Committee has submitted the following report for inclusion in this Amendment:

        We have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment with management. Based on our review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

        The foregoing report is provided by the following directors, who constitute the Compensation Committee:

  G. Grant Lyon, Chairman
  Edward Rogas, Jr., member

Summary Compensation Table for Fiscal Year 2009

        The following table sets forth the compensation earned by our named executive officers for services rendered in all capacities to the Company during the fiscal years ended September 30, 2009, 2008 and 2007:

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total(6)
Christopher R. Gardner	2009	$303,333	$—	$23,788	$273,218	$262,500	$1,212	$864,051
Chief Executive Officer	2008	350,000	262,500	—	316,679	—	6,926	936,105
	2007	328,462	175,000	—	320,540	—	5,723	829,725
Richard C. Yonker	2009	256,667	—	11,894	54,457	116,875	2,689	442,582
Chief Financial Officer	2008	275,000	—	—	41,098	74,250	7,734	398,082
	2007	223,438	25,000	—	30,939	80,000	6,029	365,406
Dr. Martin C. Nuss	2009	205,333	—	5,947	7,246	38,133	2,539	259,198
Vice President,	2008	193,991	—	—	23,672	66,000	5,312	288,975
Technology and Strategy
Michael B. Green	2009	205,333	—	5,947	5,797	73,150	2,400	292,627
Vice President, General	2008	205,000	—	—	—	53,300	6,150	264,450
Counsel and Secretary	2007	153,750	20,000	—	—	41,000	4,021	218,771

(1)
Salary amounts reflect the actual base salary payments made to the named executive officers in fiscal years 2009, 2008 and 2007.

(2)
Bonus amounts for fiscal years 2009, 2008 and 2007 reflect non-incentive plan based cash payments.

(3)
Amounts reflected for stock and option awards are the dollar amounts recognized for financial reporting purposes in fiscal years 2009, 2008 and 2007 in accordance with ASC 718. The dollar amount recognized is computed under ASC 718, applying the same valuation model and assumptions used for financial reporting purposes, disregarding the estimate of forfeitures related to service-based vesting conditions. See our Form 10-K for the years ended September 30, 2009 and prior for the weighted-average assumptions used in calculating the ASC 718 grant date fair values of all awards and options.

(4)
Non-equity incentive plan compensation represents incentive bonuses earned for services rendered during fiscal years 2009, 2008 and 2007. The bonus payments for 2009 are to be made in a lump sum by the end of the second quarter of fiscal 2010 or as soon as practicable after determination by the Compensation Committee, but in no event later than March 15, 2010.

(5)
Represents matching contributions to the Company's 401(k) plan from October 1, 2008 through January 31, 2009, and for fiscal years 2008 and 2007. Effective February 1, 2009, the Company suspended all matching contributions to the Company's 401(k) plan for its named executive officers.

(6)
Compensation reflected in the table does not include perquisites, personal benefits and other compensation amounts that do not, in the aggregate for each named individual for each year, exceed $10,000.

Grants of Plan-Based Awards in Fiscal Year 2009

        The following table sets forth information relating to plan-based awards granted to our named executive officers in fiscal year 2009:

					All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options
	Estimate Future Payouts Under Non-Equity Incentive Plan Awards(1)							Grant Date Fair Value of Stock and Option Awards(2)
							Exercise Price of Options (Per Share)
Name	Threshold	Target	Maximum	Grant Date
Christopher R. Gardner	$—	$350,000	$525,000
				10/13/2008		400,000	$0.37	$90,160
				10/13/2008	200,000			74,000
Richard C. Yonker	—	110,000	165,000
				10/13/2008		200,000	0.37	45,080
				10/13/2008	100,000			37,000
Dr. Martin C. Nuss	—	66,000	88,000
				10/13/2008		100,000	0.37	22,540
				10/13/2008	50,000			18,500
Michael B. Green	—	66,000	88,000
				10/13/2008		80,000	0.37	18,032
				10/13/2008	50,000			18,500

(1)
Represents possible payouts for fiscal 2009 for the named executive officers under their respective bonus plans. Amounts actually earned are displayed in the Summary Compensation Table.

(2)
The grant date fair value of option awards has been calculated in accordance with ASC 718. In contrast to how we present amounts in the "Summary Compensation Table," we report the amounts in this column without apportioning the amount over the applicable service or vesting period.

Outstanding Equity Awards at Fiscal Year-End 2009

        The following table provides information regarding the holdings of equity awards by our named executive officers at September 30, 2009:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price per Share	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(a)
Christopher R. Gardner	120,000	(1)	—		$35.91	10/19/2009	200,000	(b)	$74,000
	200,000	(2)	—		17.44	4/6/2011
	120,000	(3)	—		7.27	10/2/2011
	20,000	(4)	—		7.27	10/2/2011
	2,885	(5)	—		7.27	10/2/2011
	270,600	(6)	—		7.27	10/2/2011
	29,400	(7)	—		7.27	10/2/2011
	225,000	(8)	—		0.83	10/17/2012
	100,000	(9)	—		6.97	10/20/2013
	75,000	(10)	—		2.58	10/27/2014
	75,000	(11)	—		2.58	10/27/2014
	112,500	(12)	—		2.58	10/27/2014
	—		37,500	(13)	2.58	10/27/2014
	82,500	(14)	27,500	(14)	2.40	12/2/2015
	300,000	(15)	100,000	(15)	1.53	6/21/2016
	—		400,000	(16)	0.37	10/13/2018
Richard C. Yonker	150,000	(17)	150,000	(17)	0.86	12/11/2016	100,000	(b)	37,000
	—		200,000	(16)	0.37	10/13/2018
Dr. Martin C. Nuss	50,000	(18)	150,000	(18)	0.99	11/16/2017	50,000	(b)	18,500
	—		100,000	(16)	0.37	10/13/2018
Michael B. Green	—		80,000	(16)	0.37	10/13/2018	50,000	(b)	18,500

(1)
Annual Grant: Vested 20% on 10/1/00, 20% on 10/1/01, 20% on 10/1/02, 20% on 10/1/03, and 20% on 10/1/04

(2)
Annual Grant: Vested 20% on 1/1/02, 20% on 1/1/03, 20% on 1/1/04, 20% on 1/1/05, and 20% on 1/1/06

(3)
Special Grant: Vested 25% on 10/1/01, 25% on 10/1/02, 25% on 10/1/03, and 25% on 10/1/04

(4)
Special Grant: Vested 20% on 1/1/02, 20% on 1/1/03, 20% on 1/1/04, 20% on 1/1/05, and 20% on 1/1/06

(5)
Special Grant: Vested 100% on 12/31/02

(6)
Annual Grant: Vested 22% on 10/1/02, 22% on 10/1/03, 22% on 10/1/04, 17% on 10/1/05, and 17% on 10/1/06

(7)
Annual Grant: Vested 1% on 10/1/02, 1% on 10/1/03, 4% on 10/1/04, 47% on 10/1/05, and 47% on 10/1/06

(8)
Annual Grant: Vested 20% on 10/17/02, 20% on 4/17/03, 20% on 10/17/03, 20% on 4/17/04, and 20% on 10/17/04

(9)
Annual Grant: Vested 25% on 10/20/04, 25% on 10/20/05, 25% on 10/20/06, and 25% on 10/20/07

(10)
Annual Grant: Vested 50% on 10/27/07 and 50% on 10/27/08

(11)
Annual Grant: Vested 50% on 10/27/05 and 50% on 10/27/06

(12)
Annual Grant: Vested 33% on 10/27/06, 33% on 10/27/07, and 34% on 10/27/08

(13)
Annual Grant: Vested 100% on 10/27/09

(14)
Annual Grant: Vested 25% on 12/2/06, 25% on 12/2/07, 25% on 12/2/08, and 25% on 12/2/09

(15)
Retention Grant: Vested 25% on 6/21/07, 25% on 6/21/08, and 25% on 6/21/09 and vests 25% on 6/21/10

(16)
Annual Grant: Vested 50% on 10/14/09 and vests 25% on 10/13/10 and 25% on 10/13/11

(17)
Employment Agreement Grant: Vested 25% on 12/11/07, 25% on 12/11/08, and 25% on 12/11/09 and vests 25% on 12/11/10

(18)
Employment Agreement Grant: Vested 25% on 11/16/08 and 25% on 11/16/09 and vests 25% on 11/16/10 and 25% on 11/16/11

(a)
The market value of the stock awards is based on the closing price per share of Vitesse's stock on September 30, 2009, which was $0.37.

(b)
Annual Grant: Vested 50% on 10/14/09 and vests 25% on 10/13/10 and 25% on 10/13/11

Stock Option Exercises

        There were no stock options exercised by our named executive officers or vesting of restricted stock awards held by our named executive officers during fiscal year 2009.

Pension Benefits and Nonqualified Deferred Compensation for Fiscal Year 2009

        We do not have any plans that provide pension benefits to our named executive officers, nor do we have any nonqualified deferred compensation plans that provide for deferred compensation to our named executive officers.

Employment Agreements

  Christopher R. Gardner Employment Agreement

        Mr. Gardner's compensation was established by his employment agreement, initially dated June 26, 2006. On July 27, 2007, the employment agreement with Mr. Gardner was amended. Under the amended agreement, his base salary was increased to $350,000 per year, effective April 1, 2007. On February 23, 2009, his agreement was amended and restated with no change in salary to address certain tax issues and provide for a return of bonuses paid under certain circumstances described below. During 2009, the Company implemented several measures to reduce expenses, including reductions in executive salaries. Effective February 1, 2009, Mr. Gardner's base salary was reduced by 20%, which reduction remained in effect through September 30, 2009. On July 8, 2009, his contract was amended to extend the term of the contract to January 27, 2010. Mr. Gardner's contract is currently being renegotiated.

        If Mr. Gardner's employment is terminated for Good Reason, or other than For Cause, death, or Disability, Mr. Gardner would be entitled to receive a lump sum payment equal to two years of his base salary plus two times the average of the maximum target bonus for the two most recent fiscal years prior to his termination, and he would be engaged as a consultant until the earlier of: (i) three years after the termination of his employment and (ii) one year after the date the Company has an effective registration statement under the Securities Act with respect to the shares to be issued upon exercise of options granted to him. In addition, Mr. Gardner's stock options outstanding on the date of his termination would continue to vest normally during his service as a consultant and those options would be exercisable until the earlier of: (i) 90 days following his termination as a consultant and (ii) the normal expiration dates of those options.

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

        "Disability" is defined as a physical or mental impairment of the executive as certified in a written statement from a licensed physician selected or approved by our Board that renders the executive unable to perform his duties under his employment agreement (after reasonable accommodation, if necessary, by the Company that does not impose an undue hardship on the Company) for 150 consecutive days or for at least 210 days (regardless of whether such days are consecutive) during any period of 365 days.

        "Good Reason" is defined as the occurrence, without the executive's written consent, of any of the following actions unless the action is fully corrected (if possible) within 15 days after the Company receives written notice of the action from the executive: (i) a material reduction in the executive's base salary; (ii) the Company's failure to pay the executive any material amount that is expressly required to be paid under his employment agreement; (iii) the Company's material and adverse reduction of the nature of the executive's duties and responsibilities, disregarding mere changes in title; (iv) the Company's requirement that the executive perform his principal employment duties at an office that is more than 35 miles from Camarillo, California; or (v) a Change in Control. A Change in Control means (i) a consolidation or merger of the Company with or into any other entity or entities or the effectuation by the Company of a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of or (ii) a sale, conveyance or disposition of all or substantially all the assets of the Company.

        Mr. Gardner's agreement contains a provision that would require him to return any bonus payments earned if the Company were required to prepare an accounting restatement to correct an accounting error on an interim or annual financial statement included in a report on Form 10-Q or Form 10-K, due to material noncompliance with any financial reporting requirement under the federal securities laws, and the Board determines that misconduct by Mr. Gardner occurred and caused such restatement.

  Richard C. Yonker Employment Agreement

        Mr. Yonker's compensation was established by his employment agreement, dated November 16, 2006, and was amended on June 26, 2007. An employment agreement dated February 20, 2009 superseded the prior Agreement and Amendment. Under his current agreement, Mr. Yonker receives a base salary of $275,000 per year. During 2009, the Company implemented several measures to reduce expenses, including reductions in executive salaries. Effective February 1, 2009, Mr. Yonker's base salary was reduced by 10%, which reduction remained in effect through September 30, 2009. Mr. Yonker's employment agreement terminates on February 20, 2011 but automatically renews for an additional 24 months if no prior written notice of termination is provided.

        If Mr. Yonker's employment is terminated for Good Reason or other than For Cause (defined in a manner substantially the same as in Mr. Gardner's employment agreement), death, or Disability

(defined in a manner substantially the same as in Mr. Gardner's employment agreement), he will receive severance pay equal to 12 months of his then base salary and be eligible for his earned bonus, prorated through his date of termination. In addition, if such termination of employment occurs within the 12 months following a change in control (defined in a manner substantially the same as in Mr. Gardner's employment agreement), Mr. Yonker would be entitled to an additional bonus equal to the amount of his maximum potential annual bonus for the fiscal year. If such termination of employment does not occur within 12 months following a change in control, Mr. Yonker would be eligible for an additional bonus equal to a full year bonus based on his performance. In the event of a Change in Control (defined in a manner substantially the same as in Mr. Gardner's employment agreement) of the Company (or its successor) and any involuntary termination other than For Cause or Mr. Yonker's resignation for Good Reason within one year of such a Change in Control, then any equity awards granted prior to the Change in Control would be accelerated and immediately become vested as though the equity awards were vesting over four years in 48 equal monthly amounts, and as though Mr. Yonker had completed an additional two years of service with the Company, and those options would be exercisable for an additional 90 days following the date of termination of employment.

        "Good Reason" is defined as the occurrence, without the executive's written consent, of any of the following actions unless the action is fully corrected (if possible) within 15 days after the Company receives written notice of the action from the executive: (i) a material reduction in the executive's base salary; (ii) the Company's failure to pay the executive any material amount that is expressly required to be paid under his employment agreement; (iii) the Company's material and adverse reduction of the nature of the executive's duties and responsibilities, disregarding mere changes in title; (iv) the Company's requirement that the executive perform his principal employment duties at an office that is more than 35 miles from Camarillo, California or (v) the Company's failure to renew the agreement.

        Mr. Yonker is bound by a non-solicitation clause for the duration of his employment pursuant to his agreement and for two years thereafter. This clause precludes him from directly or indirectly soliciting any person who is currently employed or has been employed by the Company within the prior six months. During the term of his agreement, Mr. Yonker is also precluded from influencing customers, vendors, and other partners of the Company in a way that would divert business away from the Company or otherwise materially interfere with any business relationship of the Company.

        Mr. Yonker's agreement contains a provision that would require him to return any bonus payments earned if the Company were required to prepare an accounting restatement to correct an accounting error on an interim or annual financial statement included in a report on Form 10-Q or Form 10-K, due to material noncompliance with any financial reporting requirement under the federal securities laws, and the Board determines that misconduct by Mr. Yonker occurred and caused such restatement.

  Martin Nuss Employment Arrangement

        On November 16, 2007, the Board of Directors appointed Dr. Martin Nuss as Vice President Technology and Strategy. Dr. Nuss received an employment letter from the Company pursuant to which the Company agreed that he is entitled to receive $220,000 as an annual base salary. During 2009, the Company implemented several measures to reduce expenses, including reductions in executive salaries. Effective February 1, 2009, Dr. Nuss' base salary was reduced by 10%, which reduction remained in effect through September 30, 2009.

        Dr. Nuss is eligible to participate in the Executive Bonus Plan and he is also entitled to employee benefits provided to other senior executives. In the event that his employment is terminated at any time by the Company other than for cause or he terminates his employment within nine months after a Change in Control resulting in a material change in his position, responsibilities, or compensation, Dr. Nuss will be entitled to a lump sum payment equal to 12 months of his then base salary. For this purpose, "for cause" is defined in a manner substantially the same as in Mr. Gardner's employment agreement with the addition of failure to effectively perform his job duties and responsibilities and "Change in Control" means the occurrence of any of the following:

  •
  The acquisition, directly or indirectly, by any person or group (within the meaning of Section 13(d)(3) of the Exchange Act), of beneficial ownership of more than 51 percent of the aggregate outstanding voting power of the capital stock of the Company;

  •
  The Company's consolidation with or merger into another entity where the Company is not the surviving entity or the Company conveys, transfers, or leases all, or substantially all, of its property and assets to another person;

  •
  Any entity consolidates with or merges into the Company in a transaction pursuant to which the Company's outstanding voting capital stock is reclassified or changed into or exchanged for cash, securities or other property, other than any such transaction described in this clause in which no person or group (within the meaning of Section 13(d)(3) of the Exchange Act) has, directly or indirectly, acquired beneficial ownership of more than 51 percent of the Company's outstanding voting capital stock; or

  •
  Approval by the Company's shareholders of the complete liquidation or dissolution of the Company.

  Michael B. Green Employment Arrangement

        Mr. Green received an employment letter, dated January 2, 2007, from the Company pursuant to which the Company agreed, among other things, that Mr. Green would receive an annual base salary of $205,000. On October 1, 2008, his annual salary was increased to $220,000. During 2009, the Company implemented several measures to reduce expenses, including reductions in executive salaries. Effective February 1, 2009, Mr. Green's base salary was reduced by 10%, which reduction remained in effect through September 30, 2009.

        Mr. Green's original employment letter was superseded by a Change in Control Agreement dated February 25, 2009, which remains in effect until the earlier of February 25, 2011 or his termination of employment.

        If the Company experiences a Change in Control (defined in a manner substantially the same as in Mr. Gardner's employment agreement) and Mr. Green's employment is involuntarily terminated without Business Reasons, or if a Constructive Termination occurs, he will receive severance pay equal to 6 months of his current base salary plus an additional week of base salary for every 12 months of employment with the Company. He will also receive 12 months of paid COBRA coverage for medical and dental insurance and be eligible for a pro-rata bonus. In the event of a Change in Control of the Company (or its successor), any equity awards granted prior to the Change in Control would be accelerated and immediately become vested as though the equity awards were vesting over four years in 48 equal monthly amounts, and as though Mr. Green had completed an additional two years of service with the Company, and any stock options would be exercisable for an additional 90 days following the date of termination of employment.

        Mr. Green is bound by a non-solicitation clause for the duration of his employment pursuant to his agreement and for one year following a Change in Control. This clause precludes him from directly or indirectly soliciting any person who is currently employed or has been employed by the Company within the prior six months.

        In Mr. Green's Change in Control Agreement, "Business Reasons" is defined in a manner substantially the same as "For Cause" in Mr. Gardner's employment agreement and "Constructive Termination" is defined as (i) a material reduction in the executive's base salary; (ii) the Company's material and adverse reduction of the nature of the executive's duties and responsibilities, disregarding mere changes in title; or (iii) the Company's requirement that the executive perform his principal employment duties at an office that is more than 35 miles from Camarillo, California.

  Potential Payments upon Termination or Change-in-Control

        If Mr. Gardner's employment were to have been terminated on September 30, 2009, for Good Reason or for reasons other than For Cause, death or Disability, he would have received a lump sum severance payment of $1,575,000 and he would be engaged as a consultant at $3,000 per month until the earlier of: (i) three years after the termination of his employment; and (ii) one year after the date we have an effective registration statement under the Securities Act with respect to the shares to be issued upon exercise of options granted to him. In addition, Mr. Gardner's stock options outstanding on the date of his termination would continue to vest normally during his service as a consultant and those options would be exercisable until the earlier of 90 days following his termination as a consultant and the normal expiration dates of those options. As of September 30, 2009, all of Mr. Gardner's outstanding stock option awards were out-of-the-money.

        If Mr. Yonker's employment were to have been terminated on September 30, 2009, for Good Reason or for reasons other than For Cause, death or Disability, he would have received a lump sum payment of his annual base salary of $275,000 plus $233,750 (twice his earned bonus of $116,875). If a Change in Control had occurred within the 12 months prior to September 30, 2009, Mr. Yonker would have received his annual base salary of $275,000 plus $281,875 (his earned bonus of $116,875 and an additional $165,000 upon such termination, representing his maximum bonus for the year). In addition, the shares underlying all of Mr. Yonker's outstanding stock options and restricted stock unit awards would be accelerated and immediately become vested as though equity awards were vesting over four years in 48 equal monthly amounts, and he had completed an additional 24 months of service with the Company. Those options would be exercisable for an additional 90 days after termination. As of September 30, 2009, all of Mr. Yonker's outstanding stock option awards were out-of-the-money. The vesting of 72,917 of Mr. Yonker's restricted stock units would be accelerated. Based on the closing price per share of the Company's stock on September 30, 2009 of $0.37, the value of such restricted stock units subject to accelerated vesting was $26,979.

        If Dr. Nuss' employment were to have been terminated on September 30, 2009 by the Company other than for cause or by Dr. Nuss within nine months after a Change in Control resulting in a material change in his position, responsibilities, or compensation, he would have received a lump sum payment of $220,000.

        If Mr. Green's employment were to have been terminated on September 30, 2009, as a result of a Change in Control, he would have received a lump sum payment of $118,462 as well as his earned bonus of $73,150. He would also receive 12 months of paid COBRA coverage for medical and dental insurance at a cost to the Company of $17,869. Vesting of outstanding stock options and other equity arrangements would be accelerated and immediately become vested as though equity awards were vesting over four years in 48 equal monthly amounts, and he had completed an additional 24 months of service with the Company. Those options would be exercisable for an additional 90 days after termination. As of September 30, 2009, all of Mr. Green's outstanding stock option awards were out-of-the-money. The vesting of 36,458 of Mr. Green's restricted stock units would be accelerated. Based on the closing price per share of the Company's stock on September 30, 2009 of $0.37, the value of such restricted stock units subject to accelerated vesting was $13,490.

        Upon termination, all named executive officers would also receive any vacation accrued and unpaid as of the date of termination.

Compensation of Directors

        Effective July 27, 2007, after consultation with compensation consultants, the Board of Directors adopted the following compensation package for directors:

  (i)
  Directors receive an annual retainer of $25,000, paid monthly, $1,000 for each in-person Board meeting and $500 for each scheduled conference call Board meeting;

  (ii)
  The Chairperson of the Board (or Independent Lead Director if the Chairperson of the Board is an executive of the Company) receives an annual retainer of $45,000; and the Chairpersons of the committees of the Board each receive an additional annual retainer of $10,000;

  (iii)
  For each in-person committee meeting, the Chairperson of the committee receives $1,250 and the other members of the committee receive $1,000; and $500 for each scheduled conference call committee meeting; and

  (iv)
  The equity portion of the compensation package was changed so that new directors after June 1, 2007 receive options to purchase 75,000 shares of our common stock and continuing directors receive an annual grant of options to purchase 40,000 shares of our common stock.

        In October 2008, the Board of Directors formed the Strategic Development Committee. This Committee initially consisted of Edward Rogas, Jr., Steven Hanson and former director Guy Adams. The function of this Committee was to seek and evaluate various alternatives to refinancing the 2024 Debentures. The Strategic Development Committee received a monthly retainer of $10,000. In July 2009, the Board of Directors made the decision to expand the Strategic Development Committee to include directors Robert Lundy and Willow Shire. The Strategic Development Committee was dissolved upon the successful completion of the debt restructuring on October 30, 2009.

Director Compensation Table for Fiscal Year 2009

        The following table presents information regarding the compensation earned during fiscal year 2009 by members of our Board of Directors who are not also our employees (referred to as "Non-Employee Directors"). The compensation paid to Mr. Gardner, who is employed by us, is presented above in the Summary Compensation Table and the related explanatory tables. Directors who are also officers or employees of the Company or its subsidiaries receive no additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Guy W. Adams(2)	$175,337	$18,410	$193,747
Vincent Chan Ph.D(3)	28,771	18,749	47,520
Steven P. Hanson(4)	165,254	19,180	184,434
Robert A. Lundy(5)	93,754	14,230	107,984
Edward Rogas, Jr.(6)	185,750	25,473	211,223
Willow B. Shire(7)	112,504	19,149	131,653

(1)
Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the stock option related compensation costs recognized in fiscal year 2009 for financial statement reporting purposes as determined pursuant to ASC 718. The assumptions used in the calculation of values of option awards are set forth under our Forms 10-K for the years ended September 30, 2009 and prior.

(2)
Mr. Adams became a director on October 25, 2007 and resigned as a director effective October 30, 2009. Option awards amount reflects compensation costs recognized in fiscal year 2009 for stock option grants with the following fair values as of the grant date: 75,000 options granted on

  October 25, 2007 with a grant date fair value of $46,500 and 40,000 options granted on January 1, 2009 with a grant date fair value of $9,796. As of September 30, 2009, Mr. Adams had 115,000 options outstanding.

(3)
Dr. Chan resigned as a director on July 7, 2009. Option awards amount reflects compensation costs recognized in fiscal year 2009 for stock option grants with the following fair values as of the grant date: 40,000 options granted on January 1, 2004 with a fair value of $179,851, 40,000 options granted on January 1, 2005 with a fair value of $86,583, and 40,000 options granted on January 1, 2006 with a fair value of $57,531. As of September 30, 2009, Dr. Chan had 100,000 options outstanding.

(4)
Mr. Hanson became a director on August 16, 2007. Option awards amount reflects compensation costs recognized in fiscal year 2009 for 75,000 options granted on August 16, 2007 with a grant date fair value of $49,655 and 40,000 options granted on January 1, 2009 with a grant date fair value of $9,796. As of September 30, 2009, Mr. Hanson had 115,000 options outstanding.

(5)
Mr. Lundy became a director on May 2, 2008 and resigned as a director effective October 30, 2009. Option awards amount reflects compensation costs recognized in fiscal year 2009 for a stock option grant of 75,000 options granted on May 2, 2008 with a grant date fair value of $29,250 and 40,000 options granted on January 1, 2009 with a grant date fair value of $9,796. As of September 30, 2009, Mr. Lundy had 115,000 options outstanding.

(6)
Mr. Rogas became a director on January 24, 2006. Option awards amount reflects compensation costs recognized in fiscal year 2009 for 40,000 options granted on January 24, 2006 with a grant date fair value of $75,732 and 40,000 options granted on January 1, 2009 with a grant date fair value of $9,796. As of September 30, 2009, Mr. Rogas had 80,000 options outstanding.

(7)
Ms. Shire became a director on June 26, 2007 and resigned as a director effective October 30, 2009. Option awards amount reflects compensation costs recognized in fiscal year 2009 for stock option grants with the following fair values as of the grant date: 40,000 options granted on June 26, 2007 with a grant date fair value of $29,179, 35,000 options granted on July 27, 2007 with a grant date fair value of $25,172, and 40,000 options granted on January 1, 2009 with a grant date fair value of $9,796. As of September 30, 2009, Ms. Shire had 115,000 options outstanding.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee currently consists of G. Grant Lyon, Chairperson, and Edward Rogas, Jr. Former directors Guy W. Adams, Vincent Chan, Robert A. Lundy, and Willow B. Shire served as members of the Compensation Committee during fiscal year 2009. No director who served on the Compensation Committee of our Board during fiscal year 2009 currently is, or during fiscal year 2009, was an officer or employee of the Company or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. In addition, no member of our Compensation Committee is, or during fiscal year 2009 was, employed by a company whose Board of Directors includes or included any members of our management.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants or Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans approved by Shareholders(1)	21,939,222	(2)	$4.56	(3)	25,394,347
Equity Compensation Plans not approved by Shareholders(4)	2,696,743		6.05		560,215

Total(5)	24,635,965		$4.72		25,954,562

(1)
Consists of the 2001 Stock Incentive Plan, the 1991 Stock Option Plan, the 1991 Directors' Stock Option Plan and the 1991 Employee Stock Purchase Plan. No additional awards are being made under the 1991 Stock Option Plan or the 1991 Directors' Stock Option Plan. The 1991 Employee Stock Purchase Plan was suspended in July 2006.

(2)
Includes 3,443,253 RSUs, which do not have an exercise price.

(3)
Includes weighted average exercise price for stock options only.

(4)
Consists of the Vitesse International Inc. 1999 International Stock Option Plan, which was adopted in 1999 to provide for the grant to international employees of incentive stock options and the assumption of options under plans of foreign subsidiaries. The Vitesse International Inc. 1999 International Stock Option Plan expired on October 31, 2009.

(5)
The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies that originally established those plans. As of September 30, 2009, a total of 56,971 shares of the Company's common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those options outstanding is $19.55 per share. No additional options may be granted under those assumed plans.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of shares of our common stock based on 403,841,802 shares of common stock outstanding as of January 25, 2010 by: (i) all those known by us to be beneficial owners of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers named in the Summary Compensation Table; (iii) each of our current directors; and (iv) all of our current executive officers and directors as a group. Five percent or greater shareholder information is based on information contained in Schedule 13D/13G filings. Unless otherwise indicated, the address of each of the beneficial owners listed in this table is: c/o Vitesse Semiconductor Corporation, 741 Calle Plano, Camarillo, California 93012.

Name of Individuals or Identity of Group	Shares Beneficially Owned		Shares Exercisable Within 60 Days of January 25, 2010	Total Shares Beneficially Owned Plus Exercisable Within 60 Days of January 25, 2010	Shares Exercisable Within 60 Days of January 25, 2010 and upon the Company's Listing on an Exchange		Percent of Total Shares Outstanding
Linden Capital, L.P.	12,471,723	(1)	30,934,598	43,406,321	—		9.9%
c/o Wakefield Quin
Victoria Place
31 Victoria Street
Hamilton HM10, Bermuda
AQR Capital Management, LLC; AQR	33,983,288	(2)	7,018,511	41,001,799	—		9.9%
Absolute Return Master Account L.P.
Two Greenwich Plaza, 3rd Floor
Greenwich, CT 06830
Whitebox Advisors, LLC	39,980,334	(3)	403,803	40,384,137	—		9.9%
3033 Excelsior Boulevard, Suite 300
Minneapolis, MN 55416
CNH CA Master Account, L.P.	39,980,338	(4)	403,798	40,384,136	—		9.9%
Two Greenwich Plaza, 3rd Floor
Greenwich, CT 06830
Aristeia Master, L.P.	39,755,096	(5)	—	39,755,096	—		9.8%
136 Madison Avenue, 3rd Floor
New York, NY 10016
ABN AMRO Bank N.V.,	26,726,116	(6)	—	26,726,116	—		6.6%
London Branch
c/o RBS Global Banking & Markets
600 Washington Boulevard
Stamford, CT 06901
Kopp Investment Advisors, LLC	21,138,676	(7)	—	21,138,676	—		5.2%
7701 France Avenue South,
Suite 500
Edina, MN 55435
Christopher R. Gardner	193,734		—	193,734	1,977,885	(8)	*
Richard C. Yonker	—		—	—	375,000	(9)	*
Dr. Martin C. Nuss	—		—	—	175,000	(10)	*
Michael B. Green	—		—	—	65,000	(10)	*
Steven P. Hanson	—		—	—	86,500	(11)	*
Edward Rogas, Jr.	—		—	—	80,000	(11)	*
G. Grant Lyon	—		—	—	—		*
James H. Hugar	—		—	—	—		*
All executive officers and Directors as a group (8 persons)	193,734		—	193,734	2,759,385		*

*
Less than 1% of the outstanding Common Stock.

(1)
A Schedule 13G/A was filed by Linden Capital, L.P. ("Linden Capital"), Linden GP LLC ("Linden GP") and Siu Min Wong with the SEC on January 15, 2010. Linden GP is the general partner of Linden Capital and Mr. Wong is the managing member of Linden GP. Therefore, Linden GP and Mr. Wong may each be deemed to beneficially own the shares of common stock owned by Linden Capital. Linden Capital, Linden GP and Mr. Wong have shared power to vote or direct the vote and to dispose or direct the disposition of the shares held by Linden Capital. The shares exercisable within 60 days include shares of common stock issuable upon conversion of the 187,503.01 shares of Series B Preferred Stock and $6,150,000 principal amount of debt securities held by Linden Capital. The shares of Series B Preferred Stock and the debt securities are convertible into shares of common stock but only to the extent that conversion would not cause the holder to become a beneficial owner of more than 9.99% of the shares of common stock outstanding.

(2)
AQR Capital Management, LLC and its affiliates beneficially own an aggregate of 33,983,288 shares of common stock and debt securities that are convertible into 7,018,511 shares of common stock.

(3)
Whitebox Advisors, LLC and its affiliates beneficially own an aggregate of 448,563.71 shares of Series B Preferred Stock that are convertible into an aggregate of 44,856,371 shares of common stock and $16,963,000 aggregate principal amount of debt securities that are convertible into an aggregate of 75,391,110 shares of common stock. The shares of Series B Preferred Stock and the debt securities are convertible into shares of common stock but only to the extent that conversion would not cause the holder to become a beneficial owner of more than 9.99% of the shares of common stock outstanding.

(4)
CNH CA Master Account, L.P. and its affiliates beneficially own an aggregate of 134,718.93 shares of Series B Preferred Stock that are convertible into an aggregate of 13,471,893 shares of common stock and $10,689,000 aggregate principal amount of debt securities that are convertible into an aggregate of 47,506,666 shares of common stock. The shares of Series B Preferred Stock and the Debt securities are convertible into shares of common stock but only to the extent that conversion would not cause the holder to become a beneficial owner of more than 9.99% of the shares of common stock outstanding.

(5)
Aristeia Master, L.P. and its affiliates beneficially own $7,950,000 aggregate principal amount of debt securities that are convertible into an aggregate of 35,333,333 shares of common stock. The debt securities are convertible into shares of common stock but only to the extent that conversion would not cause the holder to become a beneficial owner of more than 9.99% of the shares of common stock outstanding.

(6)
ABN AMRO Bank N.V., London Branch beneficially owns $5,345,000 aggregate principal amount of debt securities that are convertible into an aggregate of 23,755,556 shares of common stock. The debt securities are convertible into shares of common stock but only to the extent that conversion would not cause the holder to become a beneficial owner of more than 9.99% of the shares of common stock outstanding.

(7)
On January 22, 2010, a Schedule 13D/A was filed by Kopp Investment Advisors, LLC ("KIA"), Kopp Holding Company, LLC ("KHCLLC"), and LeRoy C. Kopp with the SEC. With respect to the shares reported on the Schedule 13D/A, KIA is an investment advisor managing discretionary accounts owned by numerous third-party clients, KHCLLC is a holding company, and the parent company of KIA, engaged in the investment industry, and Mr. Kopp is serving as the sole governor, chairman and chief investment officer of KIA and KHCLLC. As reported in the Schedule 13D/A, KIA has sole voting power with respect to 21,074,776 shares and shared dispositive power with respect to 7,887,676 shares, KHCLLC does not have voting or dispositive with respect to any shares, but beneficially owns 21,074,776 shares, and Mr. Kopp has sole dispositive power with respect to 13,251,000 shares and beneficially owns 21,138,676 shares.

(8)
Represents vested restricted stock units and options as of January 25, 2010 or that become vested within 60 days of January 25, 2010. Each restricted stock unit represents a right to receive one share of common stock. Of 200,000 restricted stock units granted on October 13, 2008, 50% vested on October 14, 2009, with the remainder vesting in two annual installments of 25% each on October 13, 2010 and October 13, 2011, respectively. Such vested options are not exercisable nor are the shares underlying restricted stock units deliverable until the Company's common stock is listed on a national security exchange.

(9)
Represents vested restricted stock units and options as of January 25, 2010 or that become vested within 60 days of January 25, 2010. Each restricted stock unit represents a right to receive one share of common stock. Of 100,000 restricted stock units granted on October 13, 2008, 50% vested on October 14, 2009, with the remainder vesting in two annual installments of 25% each on October 13, 2010 and October 13, 2011, respectively. Such vested options are not exercisable nor are the shares underlying restricted stock units deliverable until the Company's common stock is listed on a national security exchange.

(10)
Represents vested restricted stock units and options as of January 25, 2010 or that become vested within 60 days of January 25, 2010. Each restricted stock unit represents a right to receive one share of common stock. Of 50,000 restricted stock units granted on October 13, 2008, 50% vested on October 14, 2009, with the remainder vesting in two annual installments of 25% each on October 13, 2010 and October 13, 2011, respectively. Such vested options are not exercisable nor are the shares underlying restricted stock units deliverable until the Company's common stock is listed on a national security exchange.

(11)
Represents options vested as of January 25, 2010 or that become vested within 60 days of January 25, 2010. Such vested options are not exercisable nor are the shares underlying restricted stock units deliverable until the Company's common stock is listed on a national security exchange.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions with Related Persons

        We are currently a party to a consulting agreement with Lynn Jones, who shares a household with Mr. Gardner, our Chief Executive Officer and a director. Ms. Jones was previously employed with the Company as a paralegal from September 2000 until July 2006. She was asked to assist the Company in fiscal 2009 because of her experience and her knowledge of the Company, as well as the increasing demands placed on the Company's legal resources as a result of the imminent debt restructuring that was completed on October 30, 2009. From October 1, 2008 through December 31, 2009, we paid Ms. Jones an aggregate of $137,086 in cash compensation, at a rate of $80.00 per hour, pursuant to the consulting agreement for her services as a legal consultant.

        The charter of our Board's Audit Committee provides that the Audit Committee is responsible for reviewing, in consultation with our General Counsel, reports and disclosures of insider and affiliated party transactions and compliance with our policy and procedures with respect to related party transactions. Our policies and procedures regarding related party transactions are evidenced in writing by our Code of Business Conduct and Ethics, which we refer to as our Employees' Code, and our Code of Business Conduct and Ethics for Members of the Board of Directors, which we refer to as our Directors' Code. The Employees' Code requires all officers and employees to discharge their responsibilities solely on the basis of the Company's best interests, independent of personal interests, considerations or relationships. This code also requires anyone who personally becomes involved in a situation that gives rise to an actual or potential conflict of interest to immediately notify our General Counsel. The Directors' Code requires members of our Board to take all reasonable steps to avoid conflicts of interest with the Company. Additionally, the Directors' Code requires members of our Board to promptly disclose to the Chairperson of our Nominating and Governance Committee any situation that involves, or may reasonably be expected to involve, a conflict of interest with the Company. The charter of our Board's Nominating and Governance Committee provides that this committee will review potential conflicts of interest involving members of our Board and will determine whether such director or directors may vote on any issue as to which there may be a conflict.

Directors' Independence

        Except for Christopher R. Gardner, our President, Chief Executive Officer, and a director, all of our directors meet the independence requirements set forth in the NASDAQ Listing Rules and the members of our Audit Committee also meet the additional independence requirements set forth in the NASDAQ Listing Rules and the SEC for Audit Committee members.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Principal Accountants

        The following table shows the approximate fees billed to us by BDO Seidman, LLP, our independent registered public accounting firm:

	2009	2008
Audit Fees	$2,694,422	$2,376,850
Audit-Related Fees	140,958	—
Tax Fees	309,892	120,450
All Other Fees	—	—

Total	$3,145,272	$2,497,300

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

Audit-Related Fees

        This category consists of professional services rendered primarily in connection with our debt restructuring activities. These professional services continued through consummation of the debt restructuring on October 30, 2009, as discussed in the Original Form 10-K.

Tax Fees

        This category consists of professional services rendered primarily in connection with computation of our tax provision as well as tax compliance activities, including the preparation of tax returns in certain overseas jurisdictions and technical tax advice related to the preparation of tax returns.

Pre-Approval Policies and Procedures

        The Audit Committee, in its sole discretion, pre-approved and reviewed audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. Requests for approval are considered at each regularly scheduled Audit Committee meeting or, if necessary, are approved by the unanimous consent of all members of the Audit Committee. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other factors, the possible effect of the performance of such services on the auditors' independence. The Audit Committee considered and pre-approved all services rendered during fiscal years 2009 and 2008.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  (1) and (2)

        See the financial statements and financial statement schedules listed in Item 8. Financial Statements and Supplementary Data.

  (b)
  Exhibits

No.	Description
2.1	Purchase and Sale Letter Agreement, dated October 29, 2007, between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 29, 2007).
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed May 5, 2000).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's current report on Form 8-K filed on December 2, 2004).

No.		Description
4.1		Specimen of Registrant's Common Stock Certificate (Incorporated by reference to the Company's Registration Statement on Form S-1 (File no. 33-43548), effective December 10, 1991 filed October 25, 1991).
4.2		Warrant Registration Rights Agreement, dated January 25, 2007 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 31, 2007).
4.3
Certificate of Designation with respect to Series B Participating Convertible Non-Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed October 30, 2009).
4.4		Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of October 30, 2009 (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed October 30, 2009).
4.5		Form of 8.0% Convertible Second Lien Debentures Due 2014 (included in Exhibit 4.4)
4.6	**
Guaranty, dated October 30, 2009, executed by Vitesse Manufacturing & Development Corporation and Vitesse Semiconductor Sales Corporation in favor of U.S. Bank National Association, as Trustee, under the Indenture dated September 22, 2004, governing the Company's 8.0% Convertible Second Lien Debentures Due 2014
10.1	†	Change in Control Agreement between the Company and Michael Green dated February 25, 2009 (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed February 26, 2009).
10.2	†	Employment Agreement between the Company and Richard Yonker dated February 20, 2009 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed February 26, 2009).
10.3	†
Amended and Restated Employment Agreement between the Company and Christopher Gardner dated February 25, 2009 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 26, 2009).
10.4	†	Letter Agreement, dated October 26, 2007, between the Company and Dr. Martin C. Nuss (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 20, 2007).
10.5	†	Form of Indemnity Agreement between the directors and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 22, 2007).
10.6		Loan Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 29, 2007).
10.7
First Amendment to Loan Agreement, dated as of October 16, 2009, among Vitesse Semiconductor Corporation, the Lenders named therein and Whitebox VSC Ltd., as agent (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed October 20, 2009).
10.8		Term Note, dated October 29, 2007 between the Company and Whitebox VSC, Ltd. for $30 million (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed October 31, 2007).

No.		Description
10.9		Debt Conversion Agreement, dated October 16, 2009, by and among the Company and AQR Absolute Return Master Account, L.P., Aristeia Master, L.P., Aristeia Partners, L.P., CNH Master Account, L.P., Linden Capital L.P., Whitebox Advisors, LLC, Tonga Partners, L.P., Tonga Partners QP, L.P., Anegada Master Fund, LTD., Cuttyhunk Master Portfolio and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 20, 2009).
10.10
Form of Lock-Up Agreement, dated October 16, 2009, by and among the Company and the beneficial owners of 1.5% Convertible Subordinated Debentures due 2024 (Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed October 20, 2009).
10.11
Intellectual Property, Assignment and License Agreement, dated October 29, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 31, 2007).
10.12
Sale and Purchase Agreement, dated June 30, 2009, between the Company and a third-party purchaser (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q filed August 10, 2009).
10.13	**†	Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan as of September 4, 2009.
10.14	**†	Form of Notice of Grant of Stock Options and Option Agreement
10.15	**†	Form of Notice of Grant of Restricted Stock Units and RSU Agreement
10.16	†
Vitesse Semiconductor Corporation Fiscal Year 2009 Executive Bonus Plan, dated as of January 16, 2009 (Incorporated by reference to Exhibit 4.9 to the Company's form 10-Q filed February 17, 2009) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
21.1	*	Subsidiaries of the Company.
23.1	*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
31.1	**	Rule13a-14(a) / 302 SOX Certification of Chief Executive Officer.
31.2	**	Rule13a-14(a) / 302 SOX Certification of Chief Financial Officer.
32.1	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*
Filed or furnished as an Exhibit to our Original Form 10-K filed on December 14, 2009.

**
Filed herewith.

†
Executive Compensation Plan or Agreement

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION (Registrant)
Dated: January 28, 2010	By:	/s/ CHRISTOPHER R. GARDNER Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: January 28, 2010	By:	/s/ CHRISTOPHER R. GARDNER Director and Chief Executive Officer
Dated: January 28, 2010	By:	/s/ RICHARD C. YONKER Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: January 28, 2010	By:	/s/ STEVEN P. HANSON Director
Dated: January 28, 2010	By:	/s/ JAMES HUGAR Director
Dated: January 28, 2010		/s/ G. GRANT LYON Director
Dated: January 28, 2010	By:	/s/ EDWARD ROGAS, JR. Director

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