Form 10-Q
period 2009-12-31
VITESSE SEMICONDUCTOR CORP
filed 2010-02-09
CIK 880446

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 5, 2010 there were 403,841,802 shares of the registrant's $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,588	$57,544
Accounts receivable, net	12,781	11,369
Inventory	19,393	18,809
Restricted cash	401	398
Prepaid expenses and other current assets	5,952	4,956

Total current assets	74,115	93,076
Property, plant and equipment, net	7,937	7,874
Other intangible assets, net	1,295	1,541
Other assets	4,286	3,077

	$87,633	$105,568

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,438	$14,191
Accrued expenses and other current liabilities	12,217	10,887
Derivative liability	35,052	12,209
Deferred revenue	851	1,156
Current portion of debt and capital leases	162	5,236
Convertible subordinated debt	—	10,000

Total current liabilities	62,720	53,679
Other long-term liabilities	1,814	1,810
Long-term debt, net of discount	24,948	24,652
Convertible subordinated debt	40,638	86,700

Total liabilities	130,120	166,841

Preferred stock—Series B, $0.01 par value. 44,533 shares outstanding at December 31, 2009	1,113	—
Commitments and contingencies
Shareholders' deficit:
Preferred stock—Series B, $0.01 par value. 10,000,000 shares authorized; 726,253 shares outstanding at December 31, 2009	7	—
Common stock, $0.01 par value. 500,000,000 shares authorized; 403,841,802 and 230,905,580 shares outstanding at December 31, 2009 and September 30, 2009, respectively	4,043	2,314
Additional paid-in-capital	1,804,397	1,754,598
Accumulated deficit	(1,852,133)	(1,818,271)
Noncontrolling interest	86	86

Total shareholders' deficit	(43,600)	(61,273)

	$87,633	$105,568

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,
	2009	2008
	(in thousands, except per share data)
Product revenues	$41,611	$44,810
Intellectual property revenues	40	5,000

Revenues	41,651	49,810
Costs and expenses:
Cost of revenues	19,103	22,447
Engineering, research and development	11,959	11,581
Selling, general and administrative (including gain on sale of building of $2.9 million in fiscal 2009)	10,529	10,419
Accounting remediation & reconstruction expense & litigation costs	73	1,949
Goodwill impairment	—	191,418
Amortization of intangible assets	249	319

Costs and expenses	41,913	238,133

Loss from operations	(262)	(188,323)
Other (expense) income :
Interest expense, net	(10,220)	(1,130)
Loss on extinguishment of debt	(21,576)	—
Other income, net	76	144

Other income (expense), net	(31,720)	(986)
Loss before income tax expense and noncontrolling interest in earnings of consolidated subsidiary	(31,982)	(189,309)
Income tax expense	1,878	650

Net loss	(33,860)	(189,959)
Less: net loss attributable to noncontrolling interest	—	(1)
Fair value adjustment of Preferred Stock—Series B	126	—

Net loss available to common shareholders	$(33,986)	$(189,958)

Net loss per common share—basic and diluted
Net loss per share	$(0.10)	$(0.84)

Weighted average shares outstanding:
Basic and diluted	347,450	226,206

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net loss	$(33,860)	$(189,958)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	883	1,075
Share-based compensation	679	866
Change in market value of embedded derivative liability	8,224	—
Allowance for sales return reserve	99	(18)
Loss on extinguishment of debt	20,765	—
Impairment of goodwill	—	191,418
Capitalization of interest	297	—
Amortization of debt issuance costs	189	191
Amortization of debt discount	344	—
Loss on disposal of fixed assets	—	7
Gain on sale of Colorado building	—	(2,924)
Other	512	—
Change in operating assets and liabilities:
Accounts receivable	(1,511)	1,268
Inventory	(584)	3,666
Restricted cash	(3)	(2)
Prepaids and other current assets	(1,031)	292
Accounts payable	246	(3,831)
Accrued expenses and other liabilities	1,339	(2,694)
Deferred Revenue	(305)	6,325

Net cash (used in) provided by operating activities	(3,717)	5,681

Cash flows from investing activities:
Restricted cash	—	(3)
Proceeds from sale of Colorado building	—	6,500
Transaction costs for sale of Colorado building	—	(547)
Capital expenditures	(700)	(946)

Net cash (used in) provided by investing activities	(700)	5,004

Cash flows from financing activities:
Equity issuance costs	(1,050)	—
Payment of convertible debentures	(10,000)	—
Payment of senior debt	(5,000)	—
Debt issuance costs	(1,365)	—
Prepayment fee on Senior debt	(50)	—
Payment of capital lease obligations	(74)	—

Net cash used in financing activities	(17,539)	—

Net (decrease) increase in cash	(21,956)	10,685
Cash and cash equivalents at beginning of period	57,544	36,722

Cash and cash equivalents at end of period	$35,588	$47,407

Non-cash financing activities:
Issuance of 2014 convertible debentures	$40,343	$—
Common stock issued in exchange for 2024 debentures	$36,317	$—
Preferred Stock—Series B issued in exchange for 2024 Debentures	$16,187	$—
Compound embedded derivative issued in exchange for 2024 Debentures	$27,925	$—

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

        We have a worldwide presence. As of December 31, 2009, we operated four domestic design centers in the U.S., in California, Oregon, Massachusetts, and Texas, and four international design centers in Taiwan, Denmark, Germany, and India.

        Vitesse was incorporated in the State of Delaware in 1987. Our principal offices are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our stock trades on the Pink Sheets under the ticker symbol VTSS.PK.

Fiscal Periods

        The Company's fiscal year is October 1 through September 30. References made to the first quarters of fiscal 2010 and fiscal 2009 relate to the quarters ended December 31, 2009 and 2008, respectively.

Basis of Presentation

        The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended September 30, 2009, included in our Annual Report on Form 10-K filed with the SEC on December 14, 2009.

        The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at December 31, 2009 and September 30, 2009, and the consolidated results of our operations and our consolidated cash flows for the three months ended December 31, 2009 and 2008. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

Reclassifications

        Certain reclassifications have been made to prior year amounts and related footnotes to conform to current year presentation.

Correction of error

        During the first quarter of fiscal 2010, we identified an error in our financial statements as of September 30, 2009 and for the quarter and year then ended. This error was the result of an operational change that was not appropriately reflected in our inventory costing and accounting processes. In accordance with ASC 250 Accounting Changes and Error Corrections, originally issued as SAB No. 99 "Materiality" and SAB No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," management evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior periods. Further, we evaluated the materiality of the error on the results of operations for the current quarter as well as the expected results of operations for the full fiscal year and concluded that the error in the current period is quantitatively significant to the first quarter financial statements but is not anticipated to be material to the full fiscal year or the trend of financial results. Accordingly, we corrected the error in the current period. The impact of the adjustment to correct the error to the specific line items of the financial statements for the three months ended December 31, 2009 was as follows:

Three Months Ended December 31, 2009
Decrease in cost of sales	$934
Decrease in loss from operations	934
Decrease in net loss	934
Net loss per share—basic and diluted	$—

Subsequent Events

        In May 2009, the Financial Accounting Standards B Board (FASB) issued Accounting Standards Codification (ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. We have considered subsequent events for recognition or disclosure through February 9, 2010, the date of issuance, in preparing the consolidated financial statements and notes thereto.

Use of Estimates

        The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. We regularly evaluate estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, share-based compensation, the valuation of embedded derivatives, goodwill and purchased intangible asset

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

valuations and useful lives, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

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

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and accounts receivable. Cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks have exceeded the amount of insurance provided on such deposits. The Company maintains its cash in commercial accounts with high-credit quality financial institutions. Although the financial institutions are considered creditworthy, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (the "FDIC") limit of $250,000. At December 31, 2009, the Company's cash balance exceeded the deposit insurance limits provided by the FDIC by $37,021,925. Cash balances held in foreign bank accounts are also not insured by the FDIC, and at December 31, 2009 these balances totaled $208,800. At December 31, 2009, the Company's foreign subsidiaries reflected $785,017, of cash on their financial statements, which is also not insured by the FDIC.

        The Company believes that the credit risk in its accounts receivable is mitigated by the Company's credit evaluation process and maintaining an allowance for anticipated losses. For the year ended December 31, 2009, one customer accounted for more than 10.0% of our net revenues. Total sales to this customer were 11.0% of net revenues for both quarters ended December 31, 2009 and December 31, 2008. No other customer accounted for more than 10% of our net revenues.

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

December 31, 2009

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

Warranty

        The Company generally warrants its products against defects for one year from date of shipment. The sales reserve allowance includes a provision for products under warranty, which is recorded against revenue when products are shipped. At each reporting period, the Company adjusts its reserve for warranty claims based on its actual warranty claims experience as a percentage of revenue for the preceding 12 months after shipment and also considers the impact of known operational issues that may have a greater impact than historical trends. Historically, our warranty returns have not been material.

Revenue Recognition

        In accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" or SAB 101, as amended by SAB No. 104, "Revision of Topic 13" or ASC 605, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete.

        Vitesse has a distribution network through which it sells approximately half of its products. The Company recognizes revenue on a sell-through basis for all products sold through distributors, utilizing information provided by the distributors. These distributors maintained inventory balances of $4.4 million and $3.6 million as of December 31, 2009 and September 30, 2009, respectively, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers and inventory obsolescence. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers. The payments received from distributors for inventory shipped to them in advance of the sale of that inventory to an end-user are, therefore, shown as deferred revenue. Vitesse personnel are often involved in the sales from the distributors to end customers, providing both field engineering and application engineering support prior to the sale. Our product sales do not include service elements aside from the standard product warranty.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

        Approximately 3.6% and 2.2% of our inventory is consigned and located with two customers at December 31, 2009 and at September 30, 2009, respectively. Consistent with our revenue recognition policy, we recognize revenue when the customer pulls the inventory for use, that is when title passes to the customer and all revenue recognition criteria specified above are met.

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

        On December 28, 2007, the Company entered into an arrangement to license IP to a third-party. The contract is a perpetual, nonexclusive, non-transferable, irrevocable license for specified IP. As part of the contract, we were granted a perpetual, nonexclusive, non-transferable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse received $15.0 million in license fees and royalties for the rights to certain products and technology. Of the fees and royalty payments, $10.0 million in fees was received upon delivery and acceptance of the licensed technology. The remaining $5.0 million of fees was received upon the one-year anniversary of the agreement in the first quarter of 2009. For a period of seven years from the effective date of the contract, licensee will pay royalties on a per unit basis, on each commercial sale incorporating the licensed products. Royalties will be accounted for when received. No royalties were received or recognized for the three months ended December 31, 2009.

Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts

        We record reductions to revenue for estimated product returns and pricing adjustments, such as rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates. We currently do not have any existing or on-going rebate programs or policies. We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable on a monthly basis using a combination of factors, including whether any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of December 31, 2009 and September 30, 2009, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required. We record a reserve for estimated sales returns in the same period as the related revenues are recognized. Sales returns typically occur for quality related issues. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns or allowances differ from our estimates, our results of operations may be affected. As of December 31, 2009 and September 30, 2009, our sales return reserve was $118,000 and $19,000, respectively.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

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

        Our financial instruments include cash equivalents, restricted deposits, accounts receivable, accounts payable and accrued expenses. Restricted deposits are interest-bearing Certificates of Deposit ("CD") collateralizing Letters of Credit ("LOC") and other commitments. Interest earned on the CD's accrues to the Company. As of December 31, 2009 and September 30, 2009, the Company had approximately $1.9 and $2.0 million, respectively, in CD's. The CD's will renew annually for the duration of the underlying LOC or commitment. The Company is subject to penalties for early withdrawal of the funds in any of the CD's, including forfeiture of interest earned for the period. These financial instruments are stated at their carrying values, which are reasonable estimates of their fair values.

        On October 1, 2009, the Trustee of the 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures") provided a written notice to the Company that holders representing $95.7 million of the principal amount of the 2024 Debentures had exercised their repurchase rights under the Indenture. Pursuant to the written notice, the Company was required to deposit the repurchase price of $108.9 million with the Trustee as soon as practicable. As the Company had insufficient cash to repurchase the entire amount tendered for repurchase it could not fulfill its legal responsibility to repurchase the debt which constituted an event of default under both the Indenture and the $30.0 million financing with Whitebox (the "Senior Secured Loan Agreement," or "Senior Term Loan"). Accordingly, management of the Company completed a series of transactions, described below, with its Lenders to restructure the Senior Term Loan and 2024 Debentures.

        On October 16, 2009, the Company and Whitebox (the "Senior Lender") amended the terms of the Senior Secured Loan Agreement to allow the Company to pay down $5.0 million of the principal amount of its Senior Term Loan and amend the terms of the Senior Term Loan. Accordingly, the balance of the Senior Term Loan as of December 31, 2009 is the principal amount to be repaid of $25.0 million, which is the $30.0 million dollar original principal balance less the principal payment of $5.0 million.

        In addition, effective October 16, 2009, the Company entered into a Debt Conversion Agreement (the "Conversion Agreement") with the beneficial owners of more than 96.7% of the 2024 Debentures (the "Noteholders") whereby the Noteholders agreed to exchange their 2024 Debentures for a combination of cash, shares of common stock, 8.0% Convertible Second Lien Debentures Due 2014 (the "2014 Debentures") and, in some cases, shares of Series B Preferred Stock. The Conversion Agreement was consummated on October 30, 2009.

        We have estimated the fair value of the 2014 Debentures using a convertible bond valuation model within a lattice framework (Level 3). The valuation model combined expected cash outflows with

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

market-based assumptions regarding risk-adjusted yields, stock price volatility, and recent price quotes and trading information regarding shares of our common stock into which the debentures are convertible. The estimated fair value of the 2014 Debentures was $76.3 million as of December 31, 2009.

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

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' remaining estimated useful lives, ranging from three to five years, except for leasehold improvements, which are amortized over the shorter of the term of the related lease or their estimated useful lives. Depreciation and amortization costs were $0.6 million and $0.8 million for the three months ended December 31, 2009 and 2008, respectively.

Goodwill and Other Intangible Assets

        We recorded goodwill when the purchase price paid for past acquisitions exceeded the estimated fair value of the net identified tangible and intangible assets acquired. At December 31, 2008, we performed a two-step process to determine: (i) whether the fair value of the Company exceeds its carrying value; and (ii) to measure the amount of an impairment loss, if any. We were prompted to complete the first step of the evaluation because we identified changes in key factors indicating an impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, a market capitalization below the book value of our equity and downward revisions to our forecasts due to then current economic conditions. Upon completion of the first step of the impairment test for the quarter ended December 31, 2008, we determined the carrying value of the Company exceeded its fair value and that an additional impairment analysis was required by ASC 350. Accordingly, we performed the second step of the goodwill impairment test which compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Any excess of the carrying amount of goodwill above the implied fair value of that goodwill would result in an impairment loss was recognized in an amount equal to that excess. We determined the implied fair value of goodwill was determined in the same manner as the amount of goodwill would be determined in a purchase business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the Company. This calculated fair value was then allocated to individual assets and liabilities of the Company (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets and liabilities of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and, consequently, the amount of identified goodwill impairment. As a result of the step two impairment analysis, we recorded an impairment charge to fully write off our goodwill balance of $191.4 million for the quarter ended December 31, 2008.

        Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to ten years.

Income Taxes

        We account for income taxes pursuant to the provisions of ASC 740. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. The Company adopted the provisions of ASC 740; originally issued as the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS 109, on October 1, 2007 and assessed the impact of ASC 740 on its financial statements and determined that no adjustment to retained earnings was necessary.

Research and Development Costs

        Research and development costs are expensed when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer.

Computation of Net Loss per Share

        In accordance ASC Topic 260 Earnings Per Share ("ASC 260"); originally issued as SFAS 128, "Earnings per Share," basic net income and loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period.

        For periods in which we report income from operations, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, warrants, convertible preferred stock and convertible debentures. Unexercised stock options, restricted stock units and warrants are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive. The dilutive effect of the convertible preferred stock and convertible debentures is determined using the if-converted method.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

        For the quarters ended December 31, 2009 and 2008, the Company recorded a loss from operations and in accordance with ASC 260, all outstanding potential common shares were excluded from the diluted earnings per share computation. For periods in which the Company reports a loss from operations, diluted loss per share is calculated using only the weighted average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset, or fair market value. Assets held for sale are recorded at the lesser of fair value less costs to sell or carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As required by ASC 360, we verified our long-lived assets were not impaired as of the time of the goodwill impairment. There were no impairment charges in the three months ended December 31, 2009 and 2008.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

period is equal to the portion of the grant-date value of the awards that have vested, or for partially vested awards, the value of the portion of the award that is ultimately expected to vest for which the requisite services have been provided.

Recent Accounting Pronouncements

        In June 2009, the FASB issued ASC Topic 105 Generally Accepted Accounting Principles ("ASC 105"); originally issued as SFAS No. 168 "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." ASC 105 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. ASC 105 also replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles," given that once in effect, the Codification will carry the same level of authority. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which includes our fiscal year ended September 30, 2009. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.

        In December 2007, the FASB issued ASC Topic 805 Business Combinations ("ASC 805"); originally issued as SFAS No. 141R, "Business Combinations." ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, ASC 805 is applicable to the Company's accounting for business combinations closing on or after October 1, 2009. We expect ASC 805 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of October 1, 2009. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows during the quarter ended December 31, 2009.

        In December 2007, the FASB issued ASC Topic 810 Consolidation ("ASC 810"); originally issued as SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. We adopted ASC 810 for our quarter ended December 31, 2009. The adoption of this statement had an immaterial impact on our results of operations, financial position or cash flow.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. The Company and its Significant Accounting Policies (Continued)

        In May 2008, the FASB issued ASC Topic 470 Debt ("ASC 470"); originally issued as FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." ASC 470 requires us to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. ASC 470 requires us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. ASC 470 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2008. The adoption of this statement did not have an impact on our results of operations, financial position or cash flows during the quarter ended December 31, 2009.

        In June 2008, the FASB ratified ASC Topic 815 Derivatives and Hedging ("ASC 815"); originally issued as Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock." ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and the instrument's settlement provisions. ASC 815 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2008. The adoption of this statement did not have an impact on our results of operations, financial position or cash flows during the quarter ended December 31, 2009.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2. Supplemental Financial Information

Inventory

        The following table presents the details of the Company's inventory:

	December 31, 2009	September 30, 2009
	(in thousands)
Inventory:
Raw materials	$1,775	$1,411
Work-in-process	6,610	8,335
Finished goods	11,008	9,063

Total	$19,393	$18,809

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 2. Supplemental Financial Information (Continued)

Property, Plant and Equipment

        The following table presents the details of the Company's property, plant and equipment:

	December 31, 2009	September 30, 2009
	(in thousands)
Property, Plant and Equipment:
Machinery and equipment	$91,281	$90,884
Furniture and fixtures	767	769
Computer equipment	10,065	10,018
Leasehold improvements	5,645	5,657
Construction in progress	109	76

	107,867	107,404
Less: Accumulated depreciation and amortization	99,930	99,530

Total	$7,937	$7,874

Accrued Expenses and Other Current Liabilities

        The following table presents the details of the Company's accrued expenses and other current liabilities:

	December 31, 2009	September 30, 2009
	(in thousands)
Accrued Expenses and Other Current Liabilities:
Accrued legal fees and settlements	$147	$139
Accrued wages, commissions and benefits	3,978	3,586
Accrued vacation	2,609	2,813
Accrued software license agreements	1,849	1,535
Accrued income taxes	1,644	351
Accrued subsequent payments	111	490
Accrued commissions	137	118
Miscellaneous taxes	329	197
Interest payable	1,047	1,271
Customer prepayments and deposits	143	149
Other	223	238

Total	$12,217	$10,887

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 2. Supplemental Financial Information (Continued)

Revenues by Product Markets

        The following table presents revenues from product markets:

	December 31,
	2009	2008	Change
	(in thousands)		$	%
Carrier Networking Products	$19,188	$18,853	$335	1.8%
Enterprise Networking Products	18,117	15,946	2,171	13.6%
Non-Core Products	4,306	10,011	(5,705)	(57.0)%

Product Revenues	$41,611	$44,810	$(3,199)	(7.1)%

Revenues from Intellectual Property

        The following table presents revenues from intellectual property:

	December 31,
	2009	2008
	(in thousands)
Intellectual property revenues	$40	$5,000

Revenues by Geographic Area

        The following table presents revenues by geographic area:

	Three Months Ended December 31,
	2009	2008
	(in thousands)
North America(1)	$17,755	$24,822
Asia Pacific	18,388	19,865
Europe	5,508	5,123

Total Net Revenues	$41,651	$49,810

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 2. Supplemental Financial Information (Continued)

Computation of Net Loss per Share

        The following table presents the computation of loss per share:

	December 31,
	2009	2008
	(in thousands, except per share data)
Net loss	$(33,860)	$(189,959)
Less: net loss attributable to noncontrolling interest	$—	$(1)
Fair value adjustment of Preferred Stock—Series B	126	—

Net loss available to common shareholders	$(33,986)	$(189,958)

Weighted average number of shares—basic and diluted	347,450	226,206
Loss per share—basic and diluted
Net loss	$(0.10)	$(0.84)
Less: net loss attributable to noncontrolling interest	—	—
Fair value adjustment of Preferred Stock—Series B	—	—

Net loss available to common shareholders	$(0.10)	$(0.84)

        The weighted average potential common shares excluded from the diluted computation are as follows:

	December 31,
	2009	2008
	(in thousands)
Outstanding stock options	20,491	21,361
Outstanding restriced stock units	2,325	2,364
Outstanding warrants	150	150
Convertible preferred stock	77,079	—
2014 Convertible debentures	222,191	—
2024 Convertible debentures	—	37,981

Total potential common shares excluded from calculation	322,236	61,856

Note 3. Other Intangible Assets

        Other intangible assets consist primarily of existing technologies and intellectual property. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The carrying value of intangible assets at December 31, 2009 and September 30, 2009 was $1.3 million and $1.5 million, respectively. For other intangible assets and long-lived assets, in accordance with ASC 360, we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of long-lived assets is determined based on market value. If the long-lived asset determined to be

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 3. Other Intangible Assets (Continued)

impaired is to be held and used, we recognize an impairment charge to the extent the fair value attributable to the asset is less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we amortize over the remaining estimated useful life of the asset.

Note 4. Debt

        During 2004, the Company issued $96.7 million in aggregate principal amount of its 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures"). The 2024 Debentures were unsecured obligations and were subordinated in right of payment to all of the Company's existing and future senior indebtedness. Interest was payable in arrears semiannually on October 1 and April 1 of each year, beginning April 1, 2005. On August 15, 2006, the Company received notification from the Trustee under the Indenture, dated as of September 22, 2004, relating to the Company's 2024 Debentures. The Trustee alleged compliance deficiencies under the Indenture relating to the Company's failure to file with the Securities and Exchange Commission the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Although the Company did not believe there were compliance deficiencies under the Indenture, and that an Event of Default did not occur, the Company negotiated with the holders of a majority of the 2024 Debentures to reach a resolution to the dispute. On September 24, 2007, the Company entered into a Second Supplemental Indenture amending certain sections of the indenture. As part of the amendment, the Company agreed to increase the interest payable for the period starting April 1, 2007, through, but not including October 1, 2007, by $20 per $1,000 principal amount of the 2024 Debentures. Further, effective November 3, 2006, the following amendments became effective: (i) for 18 months after the date the amendments were effective, the Trustee would forbear from taking any action to exercise any rights or remedies that relate to the filing of reports required under the Exchange Act; (ii) the Company would agree not to repay the 2024 Debentures pursuant to the purported acceleration request sent by the Trustee to the Company during the last six months of the forbearance period; (iii) the indenture for the 2024 Debentures would be amended so that the conversion price of the 2024 Debentures would be decreased permanently from $3.92 per share of common stock to $2.546 per share of common stock, subject to further adjustment as set forth in the indenture; and (iv) the repurchase price with respect to the October 1, 2009, repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased, plus accrued and unpaid interest (the October 1, 2014 and October 1, 2019 repurchase rights would not be changed).

        The modification of the conversion feature discussed above resulted in an increase in the initial conversion rate to approximately 392.773 shares of common stock per $1,000 principal amount of the 2024 Debentures from approximately 255.102 shares of common stock per $1,000 principal amount of the debentures. Upon conversion, the Company had the option to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The Company could have redeemed the 2024 Debentures after October 1, 2007 if its stock price is at least 170% of the conversion price, or approximately $4.32 per share, for 20 trading days within any consecutive 30-day trading period, and could have redeemed the 2024 Debentures beginning October 1, 2009, without being subject to such condition. Holders of the 2024 Debentures had the right to require the Company to repurchase the 2024 Debentures on October 1 of 2009, 2014, and 2019.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 4. Debt (Continued)

        In accordance with the November 3, 2006 amendments to the 2024 Debentures, the October 1, 2009 repurchase right was increased from 100% to 113.76% of the principal amount of the 2024 Debentures to be purchased. The increase in the repurchase right would result in an additional payment of $13.3 million on the $96.7 million outstanding 2024 Debentures. Holders also had the option, subject to certain conditions, to require the Company to repurchase any 2024 Debentures held by such holder in the event of a fundamental change, at a price equal to 100% of the principal amount of the 2024 Debentures plus accrued and unpaid interest plus, under certain circumstances, a make-whole premium. For the three months ended December 31, 2009 and 2008, interest expense relating to the 2024 Debentures was $0.1 million and $0.4 million, respectively. There were no outstanding 2024 Debentures at December 31, 2009 and as of September 30, 2009 there was outstanding $96.7 million of the 2024 Debentures. See the discussion of the debt exchange, below, for an explanation of the settlement of the 2024 Debenture obligation.

        In accordance with ASC 815, embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. The 2024 Debentures included a repurchase right for 113.76% of the principal amount of the 2024 Debentures on October 1, 2009 (the "premium put" or "derivative liability") that we have identified as an embedded derivative requiring bifurcation and accounting at fair value because the economic and risk characteristics of the premium put meet the criteria for separate accounting as set forth in ASC 815. Should the premium put have value, any gain or loss on the fair value of the premium put will be reflected in current earnings. We estimated the approximate fair value of the premium put as the difference between the estimated value of the 2024 Debentures with and without the premium put feature. The fair value of the 2024 Debentures with the embedded premium put feature was estimated using a scenario analysis that incorporated the investment and settlement alternatives available to the debt holders in connection with the premium put feature. The scenario analysis valuation model combined expected cash outflows with market-based assumptions and an estimate of the probability of each scenario occurring. The fair value of the 2024 Debentures without the embedded premium put feature was estimated using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and recent price quotes and trading information regarding shares of our common stock into which the 2024 Debentures are convertible. Our analysis was premised on the assumption that the holder would act in a manner that maximizes the potential return, or "payoff," at any given point in time. Included in this premise was the assumption that the holder would compare the potential return associated with each available alternative, including, as specified in the terms of the contract, holding the debt instrument, exercising an equity conversion option, or exercising a put option. As a component of this, we incorporated a market participant consideration as to the Company's capacity to fulfill the contractual obligations associated with each alternative, including the Company's ability to fulfill any cash settlement obligation associated with exercise of the put option, as well as the Company's ability to refinance the contractual obligation. Based on our analysis, we determined that the fair value of the premium put is most sensitive to the estimated amount of funds available for settlement of the liability on October 1, 2009. More specifically, the fair value of the premium put was positively correlated to the estimated amount of cash proceeds and other securities expected to be received at exercise. As a result of our valuation analysis the premium put was estimated to have a fair value of approximately $12.2 million as of September 30, 2009. Upon exercise of the put option related to the 2024

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 4. Debt (Continued)

Debentures on October 1, 2009 (see the discussion of the debt restructuring, below), the premium put fair value estimate became a contractual liability and was recorded at $13.3 million. The fair value of the premium put at September 30, 2009 was measured using Level 3 inputs. The primary driver of the change in fair value between these dates was the exercise of the premium put.

        On October 1, 2009, the Trustee of the 2024 Debentures provided a written notice to the Company that holders representing $95.7 million of the principal amount of the 2024 Debentures had exercised their repurchase rights under the Indenture. Pursuant to the written notice, the Company was required to deposit the repurchase price of $108.9 million with the Trustee as soon as practicable. As the Company had insufficient cash to repurchase all of the 2024 Debentures tendered for repurchase it could not fulfill its legal responsibility to repurchase the debt, which constituted an event of default under both the Indenture governing the 2024 Debentures and the Company's $30.0 million Senior Term Loan (as defined below). The Company subsequently completed a series of transactions restructure the 2024 Debentures and Senior Term Loan.

        As of September 30, 2009, we had outstanding a $30.0 million senior secured term loan with Whitebox VSC, Ltd. (the "Senior Term Loan"). The loan has a four-year term. As of December 30, 2009 and September 30, 2009, we had remaining debt issuance costs recorded as a debt discount in the amount of $0.4 for both periods and debt issuance costs recorded as Other Assets, in the amount of $1.2 million and $1.0 million, respectively. These fees are being amortized as interest expense over the term of the loan. The annual interest rate on the unpaid principal amount of the Senior Term Loan was the greater of 8.5% or LIBOR plus 4% during the interest period ending on the interest date. The Senior Term Loan is secured by substantially all of our assets. In connection with entering into the Senior Term Loan, the Company and Whitebox also entered into a Senior Unsecured Convertible Note Purchase Agreement that gives Whitebox the right, until the third anniversary of the initial funding, to purchase convertible notes in an aggregate principal amount of up to $30.0 million, which we would use to repay amounts outstanding under the loan. These convertible notes, if issued, would be convertible into the common stock of Vitesse at a conversion price of $2.00 per share, subject to adjustment. The terms of the Senior Unsecured Convertible Note Purchase Agreement was evaluated and it was determined to not be an embedded derivative as described in ASC 815; accordingly, it had no accounting impact on the financial statements. According to the terms of the Senior Term Loan, under certain circumstances, repayment of the 2024 Debentures required the Company to immediately pay to Whitebox the lesser of (A) the aggregate principal amount of the outstanding Senior Term Loan, including accrued and unpaid interest and (B) 25% of the aggregate amount of the 2024 Debentures redeemed. Concurrent with the settlement of the Company's obligation of the 2024 Debentures (see the discussion, below), the Company amended the terms of the Senior Term Loan.

        Effective October 16, 2009, the Company entered into the an amendment of the Senior Term Loan to include a non-refundable prepayment fee equal to 1.0% of the aggregate principal amount that is prepaid; an interest rate increase to 10.5% per annum in cash for the period from October 1, 2009 until October 16, 2009 paid as 8.5% per annum in cash, plus 2.0% payment-in-kind interest ("PIK"), plus an additional 0.3% PIK interest for every $1.0 million above $15.0 million of the senior term loan that is not paid down by the Company for the period from October 17, 2009 until maturity or full payment of the Senior Term Loan . As part of the debt restructuring transactions, the Company paid $5.0 million of the original $30.0 million principal balance of the Senior Term Loan. Subsequent to the

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 4. Debt (Continued)

$5.0 million prepayment- of the Senior Term Loan, the Company has the ability to reduce the rate of interest by 0.3% for every $1.0 million of additional principal prepayment. Any future proceeds of any sale or disposition of the Company's property is required to be used to reduce the principal balance of the note. The maturity date of the Senior Term Loan is unchanged.

        Pursuant to the guidance in ASC 470, the Company has determined that it has not received any concessions from Whitebox in connection with the amendment described above. As a result, the amendment to the Senior Term Loan will not be accounted for as a troubled debt restructuring. Further, based upon guidance in ASC 470, management has determined that the amendment of the note terms is properly accounted for as a debt modification. Accordingly, the amended Senior Term Loan was recorded at the principal amount to be repaid of $25.0 million, which is the $30.0 million dollar original principal balance less the subsequent period principal payment of $5.0 million.

        In connection with the Amendment of the Senior Term Loan, the Company incurred $0.1 million in fees to Whitebox on the $5.0 million repayment of principal. These fees were recorded as debt discount and netted against the debt on the December 31, 2009 balance sheet. Unamortized debt discount as of December 31, 2009 and September 30, 2009 was approximately $0.4 million for both periods. At December 31, 2009 and September 30, 2009, the effective interest rate on the Senior Term Loan was 16.46% and 10.61%, respectively. The effective interest rate on the Senior Term Loan for the 15-day period ended October 15, 2009 was 18.8384%. For the three months ended December 31, 2009 and 2008, interest expense associated with the Senior Term Loan was $0.8 million and $0.7 million, respectively. The Agreement governing the Senior Term Loan contains various restrictive covenants. As of December 31, 2009, we were in compliance with the terms of the covenants.

        Concurrent with the execution of the amendment of the Senior Term Loan, discussed above, the Company entered into a Debt Conversion Agreement (the "Conversion Agreement") with the beneficial owners of more than 96.7% of the 2024 Debentures (the "Noteholders") whereby the Noteholders agreed to exchange their 2024 Debentures for a combination of cash, shares of common stock, $50.0 million in newly issued 8.00% Convertible Second Lien Debentures Due 2014, (the "2014 Debentures") and, in some cases, shares of Series B Preferred Stock. The Conversion Agreement was consummated on October 30, 2009 (the "Closing Date").

        The Company used $10.1 million of cash to repay a portion of the 2024 Debentures amounts due as follows: $3.6 million was used to settle the Company's obligations with respect to the 2024 Debentures of holders that are not parties to the Conversion Agreement, $6.4 million was paid to parties to the Conversion Agreement in partial repayment of the 2024 Debentures and $0.1 million in accrued interest was paid to all beneficial owners of the 2024 Debentures as of October 30, 2009.

        The Company issued the following instruments in exchange for the $100.0 million in aggregate principal amount and premium of the 2024 Debentures remaining after the $10 million cash settlement described above:

  •
  172,936,222 shares of common stock and 770,785 shares of Series B Preferred Stock in satisfaction of $50.0 million of the outstanding obligation under the 2024 Debentures. Each share of Series B Preferred Stock is convertible into 100 shares of common stock for an aggregate of 77,078,565 shares of common stock. The Series B Preferred Stock is non-voting and

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 4. Debt (Continued)

    has a dividend preference equal to $0.001 per share of Series B Preferred Stock, which is payable when, and if, dividends are declared and payable with respect to the common stock; and

  •
  $50.0 million aggregate principal amount of 2014 Debentures which are convertible into 222,191,111 shares of common stock.

        On October 30, 2009, the Noteholders exchanged approximately 50.0% of their 2024 Debentures (after the partial repurchase for cash described in above) for 172,936,222 shares of common stock, and in some cases Series B Preferred Stock. Pursuant to the Conversion Agreement, the Noteholders were limited to ownership of 9.9% of the outstanding common stock ("Limit on Ownership"). Accordingly, Noteholders received one share of Series B Preferred Stock for every 100 shares of common stock that they would have otherwise received in the debt conversion in excess of the Limit on Ownership; this amount totaled 770,785 shares of Series B Preferred Stock. On the Closing Date, the fair value of the underlying common stock was $0.21 per share. In connection with the debt exchange, the Company incurred third party costs of approximately $2.9 million that were allocated to the underlying financial instruments issued based on the relative fair value of each instrument. Of the total fees incurred, $1.0 million will be charged against equity in connection with the issuance of the common and Series B Preferred Stock.

        The Company issued $50.0 million of 2014Debentures pursuant to the Conversion Agreement in partial satisfaction of the 2024 Debentures. The 2014 Debentures bear cash interest at 8.0% per annum beginning on October 30, 2009 and payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2010 and maturing on October 30, 2014 unless earlier converted or repurchased. The 2014 Debentures are secured by second priority security interests on substantially all of the assets of the Company and its subsidiaries. This second priority security interest is subordinated to the lien existing under the Senior Term Loan. The 2014 Debentures are convertible into shares of common stock at a conversion price of $0.225 per share (equivalent to an initial conversion rate of approximately 4,444 shares per $1,000 principal amount of 2014 Debentures). Full conversion of the $50.0 million in aggregate principal amount of the 2014 Debentures would result in the issuance of up to 222,191,111 shares of common stock. In connection with the new debentures, the Company paid approximately $1.4 million in fees that are recorded as debt issuance costs in Other Assets on the accompanying December 31, 2009 balance sheet. These fees are being amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of December 31, 2009 associated with the 2014 Debentures were approximately $1.4 million. For the three months ended December 31, 2009, interest expense associated with the 2014 Debentures was $0.7 million. The indenture governing the 2014 Debentures contains various restrictive covenants. As of December 31, 2009, we were in compliance with the terms of the covenants.

        The Company evaluated the common stock, 2014 Debentures and Series B Preferred Stock issued in exchange for the 2024 Debentures pursuant to the guidance in ASC 470. The Company determined that it has not received any concessions from the Noteholders pursuant to the Conversion Agreement and accordingly the transaction will not be accounted for as a troubled debt restructuring. However, due to the significant change in the expected remaining cash flows, of the settled 2024 Debentures as compared to the new instruments issued, the Company will account for the exchange of instruments in settlement for the 2024 Debentures pursuant to the Conversion Agreement as a debt extinguishment pursuant to the guidance in ASC 470.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 4. Debt (Continued)

        The Company recorded the new instruments (i.e., the 2014 Debentures, common stock and Series B Preferred Stock) issued in extinguishment of the 2024 Debentures at fair value and recognized a $21.6 million loss for the difference between the aggregate fair values of the new instruments plus additional amounts and fees paid to the creditors compared to the net carrying value of the 2024 Debentures. For the purposes of calculating this loss on extinguishment, the net carrying amount of the 2024 Debentures include the $96.7 million amount of the 2024 Debentures and $13.3 million of the premium put derivative, recorded at fair value as required by ASC 470. Additionally, $0.8 million of fees paid to the Noteholders was included in the measurement of the loss pursuant to ASC 470.

        Management evaluated the terms of the financial instruments issued pursuant to the Conversion Agreement and identified a compound embedded derivative associated with the 2014 Debentures. Pursuant to ASC 815, embedded derivatives are required to be bifurcated from the host instrument and accounted for as a fair value instruments. Embedded derivatives are valued at each reporting period, with the change in the fair value reflected in the results of operations. The bifurcated compound embedded derivative is comprised of the terms of the 2014 Debentures which provides for a Make-Whole payment in certain circumstances and permits the Noteholders to demand redemption of the 2014 Debentures at a cash price equal to the 2014 Debentures on an as-if-converted basis in the event that 50% or more of the Company's common stock is exchanged for, converted into, or acquired for consideration which is less than 90% of the outstanding common stock. This redemption feature is in substance, a conversion settlement right where the holders could require the Company to settle in cash. The fair values of the 2014 Debentures and embedded derivatives were determined using a convertible bond valuation model within a lattice framework. These valuations were determined using Level 3 inputs. The valuation model combined expected cash outflows with market based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of the Company's common stock into which the 2014 Debentures are convertible. On October 30, 2009, the fair value of the bifurcated compound derivative was $28.0 million. The compound embedded derivative will be valued at each reporting period, with the change in the fair value reflected in the Statement of Operations. At December 31, 2009, the fair value of the compound embedded derivative is $35.1 million. The $7.1 million increase in the fair value is reflected as interest expense in the accompanying Statement of Operations.

        The Company recorded the 2014 Debentures at fair value, which was $40.3 million at the date of the transaction. The difference between the fair value and the face value of the 2014 Debentures, the discount, will be amortized as interest expense over the life of the 2014 Debentures, increasing the Company's effective rate of interest on the 2014 Debentures from the stated rate of 8% per annum. The effective rate of interest will vary, decreasing over the life of the 2014 Debentures as the excess of the face value over the fair value of the notes is amortized. For the three months ended December 31, 2009, interest expense related to the discount was $0.3 million. At December 31, 2009, the effective interest rate on the 2014 Debentures was 12.64%.

        Immediately prior to the Closing, 230,905,580 shares of common stock were outstanding, none of which were held by the Noteholders that are parties to the Conversion Agreement. After the Closing, 403,841,802 shares of common stock were outstanding. Approximately 42.8%, or 172,936,222 of the common shares are held by the Noteholders that are parties to the Conversion Agreement. In addition to the outstanding shares, there are outstanding instruments that allow for the issuance of common

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 4. Debt (Continued)

stock. The Company has options and restricted stock units outstanding which, if converted, require the issuance of an additional 23.8 million shares of common stock. The Series B Preferred Stock is convertible into 77.1 million shares of common stock. In aggregate, the exercise or conversion of these outstanding instruments when combined with the outstanding shares of common stock after closing, requires the Company to have 504.7 million shares of common stock available for issuance.

        As of October 30, 2009, the Company had 500.0 million shares of common stock authorized. As a result, the Company did not have a sufficient amount of common stock authorized to permit the conversion of all the instruments as described above. Accordingly, pursuant to ASC 815, the Company determined, based on a first-in, first-out (FIFO) accounting policy based upon the issuance date of the instruments, that it did not have sufficient shares available for the conversion of all of the Series B Preferred Stock into shares of common stock. As such, 47,030 shares of Series B Preferred Stock or $1.0 million was initially classified as mezzanine equity. At each subsequent balance sheet date, the Company will adjust the carrying value of its Series B Preferred Stock classified in mezzanine equity up to its redemption amount until the Company has sufficient authorized shares. Subsequent to the close of the transaction on October 30, 2009 and during the quarter ended December 31, 2009, options to purchase approximately 250,000 shares of the Company's common stock expired, making those shares available for the potential conversion of shares of Series B Preferred Stock. As such, the Company reduced the number of shares of Series B Preferred Stock classified in mezzanine equity by approximately 2,500 shares. As of December 31, 2009, the Company adjusted the carrying value of its Series B Preferred Stock in mezzanine equity by approximately $0.1 million, reflecting the fair value of their common stock as of that date. On January 7, 2009, the Company's shareholders approved an increase in the number of shares common stock authorized to 5.0 billion shares.

        Prior to the closing of the debt restructuring transactions on October 30, 2009, as discussed above, during fiscal year 2009 the Company had classified its obligations related to the 2024 Debentures and the Senior Term Loan in short-term liabilities based on the exercise date of October 1, 2009 of the premium put option related to the 2024 Debentures.

        After the completion of debt restructuring transactions, the Company reclassified $111.3 million related to the portion of their obligations under the 2024 Debentures and the Senior Term Loan, from short-term liabilities to long-term liabilities on its Consolidated Balance Sheet as of December 31, 2009.

        As of September 30, 2009, the Company classified as short-term liabilities the $5.0 million cash prepayment of the Senior Term Loan to the $3.6 million of cash to settle with the holders of the 2024 Debentures that were not parties to the Conversion Agreement, and $6.4 million of cash paid in partial repayment to the holders of the 2024 Debentures that are parties to the Conversion Agreement; and $12.2 million related to the fair value of the derivative liability arising from the premium put obligation on the 2024 Debentures. This reclassification is in accordance with ASC 470.

Note 5. Fair Value Measurements

        In September 2006, the FASB issued ASC 820 Fair Value Measurements and Disclosures ("ASC 820"); originally issued as Statement of Financial Accounting Standards No. 157, "Fair Value Measurements." ASC 820 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 5. Fair Value Measurements (Continued)

        Effective June 30, 2009, the Company adopted the provisions of ASC 820 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of this statement did not have an impact on our results of operation, financial position or cash flow, but required additional disclosures.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 5. Fair Value Measurements (Continued)

        Assets and liabilities measured at fair value on a recurring basis include the following at December 31, 2009 and September 30, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Quarter ended December 31, 2009
Derivative liability—premium put	$—	$—	$—	$—
Derivative liability—compound embedded derivative	—	—	35,052	35,052
Year ended September 30, 2009
Derivative liability—premium put	$—	$—	$12,209	$12,209
Derivative liability—compound embedded derivative	—	—	—	—

        The following table provides a reconciliation of the beginning and ending balances for the derivative liability—premium put and derivative liability—embedded compound derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Derivative liability— premium put related to 2024 Debentures	Compound Embedded Derivative related to 2014 Debentures
Balance at September 30, 2009	$12,209	$—
Transfers in and /or out of Level 3	—	27,925
Total losses included in earnings	1,096	7,127
Settlement	(13,305)	—

Balance at December 31, 2009	$—	$35,052

        The derivative liability—embedded compound derivative liability, which is included within other current liabilities, represents the value associated with the right of the holders of the 2014 Debentures associated with the equity conversion feature and the "make-whole" feature of the 2014 Debentures.

        There is no current observable market for this type of derivative and, as such, we determined the value of the embedded derivative using a lattice-based convertible bond valuation model that combined expected cash outflows with market-based assumptions. The fair value of the 2014 Debentures without the embedded compound derivative feature was also estimated using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding shares of our common stock into which the 2014 Debentures are convertible.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 6. Income Taxes

        The provision for income taxes as a percentage of income from continuing operations before income taxes was (5.87%) for the three months ended December 31, 2009 compared to (0.36%) for the comparable period in the prior year. For the year ending September 30, 2010, the Company's estimated effective tax rate is (5.87%). The Company's effective tax rate is primarily impacted by continuing operating losses.

        At October 1, 2009, the Company had net deferred tax assets of $422.1 million before considering the effect of the valuation allowance. These deferred tax assets are primarily composed of net operating loss ("NOL") carryforwards. The following table details the amount and expiration of the federal net operating loss carryforwards included in the deferred tax asset (in thousands):

	Gross Amount	Amount without Limitation	Year of expiration
Federal net operating loss carryforwards	$147,561	$105,896	2020 - 2021
	337,040	206,258	2022 - 2023
	111,240	71,147	2024 - 2025
	50,981	50,981	2026 - 2028
	49,586	49,586	2029

Total federal net operating loss carryforwards	$696,408	$483,868

        We have available federal research and development tax credit carryforwards of approximately $16.0 million, net of a FIN 48 allowance. The following table details the amount and years of expiration of the federal research and development tax credit carryforwards included in the deferred tax asset (in thousands):

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 6. Income Taxes (Continued)

        The total amount of gross unrecognized tax benefits increased by $29,000 for potential state tax liabilities. Included in the balance of unrecognized tax benefits of $26.2 million as of December 31, 2009 there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate.

        Effective October 16, 2009, the Company entered into a Debt Conversion Agreement (the "Conversion Agreement") with the beneficial owners of more than 96.7% of the 2024 Debentures (the "Noteholders") whereby the Noteholders agreed to exchange their 2024 Debentures for a combination of cash, shares of common stock, the New Notes (as defined below) and, in some cases, shares of Series B Preferred Stock. The Conversion Agreement was consummated on October 30, 2009 (the "Closing Date"). (See Note 4—Debt).

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

        We maintain a study to understand the status of net operating losses. Based on that study, we believe that, as a result of the conversion agreement discussed above, the Company experienced an "ownership change" as defined for U.S. federal income tax purposes as of October 30, 2009 that will trigger an impairment of the use of our NOLs as of the fiscal year ended September 30, 2010. As a result of the "ownership change", the Company could realize a permanent loss of a significant portion of its U.S. federal and state deferred tax assets and lose certain built-in losses that have not been recognized for tax purposes. As of September 30, 2009, the Company's deferred tax asset was $422.1 million, which was fully reserved.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, no material interest or penalties were accrued due to significant net operating losses.

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

Note 7. Shareholders' Equity

Preferred Stock

        The Company is authorized to issue up to 10,000,000 shares of non-voting convertible preferred stock, with a par value of $0.01 per share. As of December 31, 2009, 770,786 preferred shares were outstanding. No preferred shares were outstanding as of September 30, 2009.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 7. Shareholders' Equity (Continued)

        On October 30, 2009, in connection with our debt restructuring, we issued 770,786 shares of Series B Preferred Stock pursuant to the terms of the Conversion Agreement. Each share of the Series B Preferred Stock is convertible at the option of the holder at any time into 100 fully paid and non-assessable shares of common stock subject to the limitation that a holder may not convert shares of Series B if the conversion of those shares would result in the holder beneficially owning more than 9.99% of our outstanding common stock. The Series B Preferred Stock has no liquidation preference. Dividends on the Series B Preferred Stock are non-cumulative have a dividend preference and are equal to $0.001 per share of Series B Preferred Stock, which amount is payable when, and if, dividends are declared and payable with respect to the common stock. Holders of the Series B Preferred Stock do not have any voting rights or the right to elect any directors.

        As of December 31, 2009, the Company did not have sufficient authorized common shares for the conversion of all of the outstanding preferred stock. In accordance with ASC 480 Distinguishing Liabilities from Equity, ("ASC 480), originally issued as SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we have classified 44,533 Series B preferred shares as temporary equity in the mezzanine section of the balance sheet because the settlement in cash is subject to the occurrence of uncertain events not solely within the Company's control. Our preferred stock for which we do have sufficient authorized shares is classified as stockholders' equity.

        Our preferred stock for which we do not have sufficient authorized common shares were measured at the fair value of the common stock they would be converted into at December 31, 2009, which was $0.25 per share, with the change in fair value of $0.1 million from October 30, 2009 recorded to additional paid in capital during the quarter ended December 31, 2009. In accordance with ASC 480, originally issued as EITF D-98, "Classification and Measurement of Redeemable Securities" the change in the fair value of these shares reduces our net loss available to common shareholders in the calculation of earnings per share.

Common Stock

        As of December 31, 2009, the Company was authorized to issue up to 500,000,000 shares of common stock, with a par value of $0.01 per share. On October 30, 2009, in connection with our debt restructuring, we issued 172,936,222 shares of common stock. As of December 31, 2009 and September 30, 2009, 403,841,802 shares and 230,905,580 shares of common stock were outstanding, respectively. On January 7, 2010, the number of authorized shares of common stock was increased to 5,000,000,000 (See Note 9—Subsequent Events).

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 7. Shareholders' Equity (Continued)

employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the grant to employees, consultants, and directors of non-qualified stock options for certain share-based awards as determined by the Board of Directors or the Compensation Committee of the Board of Directors.

        Prior to the September 2008 amendment to the 2001 Plan, the number of shares reserved for issuance automatically increased by a number of shares equal to the lesser of: (i) 4% of the Company's common stock outstanding at the end of each fiscal year and (ii) 17.5 million shares. Under all stock option plans, a total of 80,165,861 shares of common stock have been reserved for issuance and 52,533,167 shares remained available for future grant as of December 31, 2009. In the future, any increase to the number of shares reserved for issuance under the 2001 Plan may only be achieved through amendment of the 2001 Plan. If the company is listed on a national securities exchange, such amendment may require stockholder approval.

        The following table summarizes compensation costs related to the Company's share-based compensation plans (in thousands) for the quarters ended December 31:

	December 31,
	2009	2008
Cost of revenues	$146	$206
Engineering, research and development	247	228
Selling, general and administrative	291	437

Total share-based compensation expense	684	871

        In addition to the share-based compensation expense related to the Company's plans, we recorded $5,000 of share-based compensation expense in fiscal 2008 related to the employee stock appreciation rights. These rights were cancelled in the first quarter of fiscal 2009, resulting in a credit to share-based compensation of $5,000. Pursuant to ASC 718, stock appreciation rights are considered liability awards and as such, these amounts were accrued in the liability section of the balance sheet.

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

December 31, 2009

Note 7. Shareholders' Equity (Continued)

        The per share fair values of stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	Three Months Ended December 31,
	2009	2008
Expected life (in years)	5.56	5.88
Expected volatility	88.8%	65.0%
Risk-free interest rate	2.5%	3.2%

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

        Activity under all stock option plans during the three months ended December 31, 2009 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding, September 30, 2009	21,249,683	$5.47
Granted(1)	192,000	$0.21
Exercised(2)	—
Cancelled or expired	(1,291,694)	$24.37

Options outstanding, December 31, 2009	20,149,989	$4.21	4.90	$7,590

Options exercisable, December 31, 2009	17,123,135	$4.77	4.30	$—

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 7. Shareholders' Equity (Continued)

        A summary of RSU activity during the three months ended December 31, 2009 is as follows:

	Shares	Weighted Average Grant- Date Fair Value per Share
Restricted stock outstanding, September 30, 2009	3,443,253	$0.35
Awarded	—
Released	—
Forfeited	(60,313)	0.34

Restricted stock outstanding, December 31, 2009	3,382,940	$0.35

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 7. Shareholders' Equity (Continued)

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

Note 8. Legal Proceedings

        As of December 31, 2009, the end of the period covered by this report, we were subject to material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we were a party or of which our property was the subject, as well as any such proceedings known to be contemplated by government authorities, as described below. In addition, we were subject to certain material legal proceedings completed during the annual period covered by this report as described below.

The Derivative and Securities Class Actions

        On April 7, 2008, the District Court approved the settlement of the consolidated securities class actions filed against Vitesse and certain current or former directors and officers of Vitesse alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on behalf of a class of purchasers of Vitesse common stock. The settlement of the consolidated securities class actions included a cash payment to a settlement fund of $10.2 million: $8.75 million to be paid by Vitesse's directors' and officers' liability insurers and the remainder of $1.45 million to be paid by Louis R. Tomasetta and Eugene F. Hovanec, two of the former executives of Vitesse. The same two former executives also contributed all shares of Vitesse common stock that they owned, 1,272,669 shares, to the settlement. In addition, on September 22, 2008, Vitesse contributed 2,650,000 shares of Vitesse common stock with a fair market value of $2.4 million, but no cash to the settlement fund.

        On August 11, 2008, the Court granted final approval of settlements in the federal and state derivative actions filed on behalf of Vitesse against certain current or former directors and officers of Vitesse, and nominally against Vitesse alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, constructive trust, rescission, accounting manipulations, and violations of California Corporations Code Sections 25402 and 25403. As part of the settlement of the federal and state derivative actions, the Company adopted certain Corporate Governance measures. Three former executives of Vitesse, Messrs. Tomasetta, Hovanec, and Mody, released the Company from its obligation to provide future indemnification and defense costs in

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 8. Legal Proceedings (Continued)

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

The DOJ Subpoena and SEC Investigation

        In May 2006, we received a grand jury subpoena from the office of the United States Attorney for the Southern District of New York requesting documents from 1999 through the present. The Division of Enforcement of the SEC also conducted an investigation of Vitesse. The Division of Enforcement requested documents from January 1, 1995 through the present. Vitesse has cooperated with both government agencies in their investigations. While the investigation by the United States Attorney is still on-going, the staff of the Division of Enforcement of the SEC has agreed to recommend to the Commission, a proposed settlement which would conclude for the Company all matters arising from the SEC investigation into historical stock option practices and certain other accounting irregularities. Under the proposed settlement, the Company would pay a $3.0 million civil penalty and consent to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. In connection with the Company's settlement with the staff of the Division of Enforcement of the SEC, we recorded a $3.0 million expense related to the civil penalty payable to the SEC. The proposed settlement is contingent on the

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 8. Legal Proceedings (Continued)

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

Note 9. Subsequent Events

        The Company held a special meeting of the shareholders on January 7, 2010 at which the shareholders approved the increase in the number of authorized shares of common stock from 500,000,000 to 5,000,000,000. This increase permits the conversion of the Company's 8.0% Convertible Second Lien Debentures Due 2014 into shares of common stock and provides available shares for other general corporate purposes. In addition, the Company's shareholders also authorized the board of directors to affect a reverse stock-split when it is deemed appropriate. As of February 9, 2010, the reverse stock-split has not been executed.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

        You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our Annual Report on Form 10-K for the year ended September 30, 2009, which discusses our business in greater detail, filed with the Securities and Exchange Commission ("SEC").

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

Overview

        Over the last 10 years, the worldwide proliferation of the Internet and the rapid growth in the volume of data being sent over Local Area Networks ("LANs") and Wide Area Networks ("WANs") has placed a tremendous strain on the existing communications infrastructure. Communication service providers have sought to increase their revenues by delivering a growing range of data and video services to their customers in a cost-effective manner. In particular, the demand for mobile data services is growing dramatically. The demand for increased bandwidth and services has created a need for faster, larger and more complex networks.

        We are a leading supplier of high-performance integrated circuits ("ICs") principally targeted at systems manufacturers in the communications and storage industries. Within the communications industry, our products address Carrier and Enterprise networking, where they enable data to be transmitted at high-speeds and processed and switched under a variety of protocols.

        In recent years, we have focused our product development and marketing efforts on products that leverage the convergence of Carrier and Enterprise networking onto IP-based networks. These next-generation networks are ideal for data and video. Increasingly, these networks will be delivered based on Ethernet technology to provide these services at lower cost. We believe that products in this emerging technology area represent the best opportunity for us to provide differentiation in the market.

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

Carrier Networking

        The global telecommunications Carrier Network also called the "Service Provider Network" includes networks delivering voice and data, video and mobile services. It is a complex combination of networks often classified into groups such as Wide Area Networks ("WANs"), Metropolitan Area Networks ("MANs"), Multi-Service Access Networks ("MSANs"), and Radio Access Networks ("RANs"). These evolving networks must deliver more bandwidth and provide increasing data-based capabilities to provide "quadruple play" services that integrate voice, data and video traffic over both wired and wireless networks. To address this need, Carriers are migrating to Ethernet as a preferred networking technology to provide these new capabilities at low cost. Broadly, Ethernet technology upgraded to meet these requirements is being referred to as "Carrier Ethernet." It is, in effect, an adaptation of Ethernet to provide the same features and functions that have traditionally been provided by legacy "telecom" protocols such as Synchronous Optical Network ("SONET/SDH"), Plesiochronous Digital Hierarchy ("PDH"), etc. Because of the complexity of the Carrier Networks, products sold into these applications have long design cycles, typically two to four years from design start to production, and long life cycles, typically five to 10 years or more.

        Vitesse provides a variety of products into Carrier networking applications. These generally include: (i) Ethernet-over-SONET Mappers, SONET/SDH Framers and Switches; (ii) Optoelectronic Physical Media Devices ("PMDs") and Physical Layer Devices ("PHYs") such as Transceivers and Clock and Data Recovery ("CDR"); (iii) Signal Integrity Products including Backplane Transceivers, CDR, and Crosspoint Switches; (iv) Ethernet Media Access Controllers ("MACs") and Switches; (v) Gigabit Ethernet Copper PHYs; and (vi) Next-generation Optical Transport Network ("OTN") Mappers.

Enterprise Networking

        Enterprise Networks generally include equipment dedicated to the communication of voice and data services within large Enterprise organizations and datacenters. An Enterprise Network will typically be comprised of one or more LANs computer systems including workstations and servers, as well as one or more Service Access Networks ("SANs"). Enterprise Networks will also typically include broadband connections to Carrier Networks for the broader communication of voice and/or data outside of the Enterprise. Enterprise Networks are often classified into groups depending on their size and complexity. Typical categories are large Enterprise, data center switching, small-medium Enterprise ("SME"), small-medium business ("SMB"), and small office home office ("SOHO"). Today, these networks are widely based on Ethernet technology. Similar to Carrier Networks, Enterprise Networks are going through an evolution to provide more bandwidth, (i.e. more data at higher speeds) and more reliability, interoperability, and scalability. Enterprise Networks are migrating from fast 100 Mbps Ethernet to Gigabit Ethernet and from Gigabit Ethernet to 10 Gigabit Ethernet. This transition is still in the early stages and expected to accelerate over the next several years. To address the growing complexity, enterprises are paring down their multiple networks (telephone, LAN, video conferencing, wireless, and remote mirroring/backup) to a common Ethernet-based infrastructure. Ethernet technology being upgraded to meet these new requirements, and is generally referred to as "Converged Enhanced Ethernet." The complexity of products within the Enterprise Networks varies substantially based on the product application. Products at the "low-end" of the network, in SOHO, SME, and low-end SME applications typically have fast design cycles in the order of six to 12 months and short life cycles, in the order of two to four years. Products sold into applications at the "high-end" of Enterprise such as data center switching and high-end SME have longer design cycles, typically one to two years from design start to production and long life cycles, typically three to five years or more. Vitesse provides a variety of products into Enterprise Networking applications. These generally include: (i) Ethernet MACs, Switches, and Routers; (ii) Gigabit Ethernet Copper PHYs; (iii) Integrated Copper PHY and Switch products; and (iv) Signal Integrity products including Backplane Transceivers, CDRs and Crosspoint Switches.

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

Intellectual Property

        In fiscal year 2008, we began to leverage our substantial IP portfolio into licensing opportunities with third-parties. We offer a variety of IP "cores" and design services in deep submicron, 130 nanometer (nm) and 65 nm process technologies. To date, our primary focus has been our Gigabit Ethernet Copper PHY and switch technologies as well as high-speed PHYs and signal integrity "cores."

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

Fiscal Year 2010 Actions

        On October 1, 2009, the Trustee of the 2024 Debentures provided a written notice to the Company that holders representing $95.7 million of the principal amount of the 2024 Debentures had exercised their repurchase rights under the Indenture. Pursuant to the written notice, the Company was required to deposit the repurchase price of $108.9 million with the Trustee as soon as practicable. As the Company had insufficient cash to repurchase the entire amount of 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures") tendered for repurchase it could not fulfill its legal responsibility to repurchase the debt which constituted an event of default under both the Indenture and the $30.0 million financing with Whitebox (the "Senior Secured Loan Agreement," or "Senior Term Loan"). Accordingly, management of the Company completed a series of transactions with its Lenders to restructure the Senior Term Loan and 2024 Debentures.

        In October 2009, Vitesse completed its debt restructuring transactions. The debt restructuring agreements resulted in the conversion of 96.7% of the Company's approximately $110 million aggregate principal amount of the 2024 Debentures into a combination of cash, equity securities, and secured convertible debentures. With respect to the remaining 3.3% of those convertible debentures, the Company settled its obligations in cash. Additionally, Vitesse has made cash payment of approximately $5 million of its $30 million Senior Term Loan, the terms of which had been amended to facilitate the debt restructuring (See Note 4—Debt in the accompanying consolidated financial statements).

        We held a special meeting of the shareholders on January 7, 2010 at which the shareholders approved the increase in the number of authorized shares of common stock from 500,000,000 to

5,000,000,000. This increase permits the conversion of the Company's 8.0% Convertible Second Lien Debentures Due 2014 into shares of common stock and provides available shares for other general corporate purposes. In addition, the Company's shareholders also authorized the board of directors to affect a reverse stock-split when it is deemed appropriate. As of February 9, 2010, the reverse stock-split has not been executed.

        In an effort to reduce costs and shorten manufacturing time, the Company eliminated test activities at the Camarillo, California location and outsourced testing to a third-party facility. This restructuring plan was approved during October 2009 with implementation efforts starting immediately and full transition of testing to the third-party expected by the third quarter of the fiscal year ending September 30, 2010. This restructuring plan included the termination of approximately 50 employees. In connection with this restructuring, the Company recorded restructuring charges of approximately $0.7 million in the first quarter for severance costs to be incurred during the fiscal year ended September 30, 2010. The Company will not incur costs for impairment of fixed assets or facilities as part of the restructuring plan.

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

        We believe the following are either: (i) critical accounting policies that require us to make significant judgments and estimates in the preparation of our consolidated financial statements; or (ii) other key accounting policies that generally do not require us to make estimates or judgments, but may be difficult or subjective.

Revenue Recognition, Sales Returns Reserve and Allowance for Doubtful Accounts

        In accordance ASC Topic 605 Revenue Recognition ("ASC 605"); originally issued as SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as codified by SAB 104, "Revenue Recognition," ("SAB 104"), we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We recognize revenue on goods shipped directly to customers at the time of shipping, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        Vitesse has a distribution network through which it sells approximately half of its products.. The Company recognizes revenue on a sell-through basis for all distributors, utilizing information provided by the distributors. As of December 31, 2009, these distributors maintained inventory balances of $4.4 million, which are carried on the books of Vitesse, and are given business terms to return a portion of inventory and receive credits for changes in selling prices to end customers. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers. Payments received from distributors for inventory shipped to them, in advance of the sale of that inventory to the end-user, are shown as deferred revenue. Vitesse personnel are often involved with the sales from the distributors to end customers.

        At December 31, 2009, approximately 3.6% of our inventory is consigned and located with two customers. Consistent with our revenue recognition policy, we recognize revenue when the customer pulls the inventory for use, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        In accordance with ASC 605, when licensing technology and other intangibles, revenue is not recognized until the four criteria are met. It is our customary practice is to have written licensing agreements with agreed upon pricing arrangements, signed by both the customer and us. Delivery of technology and other intangibles is not deemed to occur until the license term begins. We only enter into these agreements if collection of sales price is reasonably assured. Revenues from the licensing of technology and other intangibles are recognized in a manner consistent with the nature of the transaction and related earnings process. Based on management's analysis of the license terms, and pursuant to the guidance in ASC 605, revenue related to the licensing of IP is deferred until delivery has occurred and final acceptance of the contracted deliverables is received from the licensee.

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

        We also maintain an allowance for doubtful accounts for estimated losses resulting from customers' inability to meet their financial obligations to us. We evaluate the collectability of accounts receivable on a monthly basis based on a combination of factors. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of December 31, 2009 and September 30, 2009, is adequate. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

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

Valuation of Goodwill, Purchased Intangible Assets, and Long-Lived Assets

        Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization. The value of intangible assets, including goodwill, can be impacted by adverse changes such as declines in operating results, a decrease in stock value, changes in the worldwide economy or a specific industry or a failure to meet performance projections.

        We account for goodwill and other intangible assets in accordance with ASC Topic 350 Intangibles—Goodwill and Other ("ASC 350"); originally issued as SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter for goodwill, or more frequently, if we believe indicators of impairment exist or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy, and significant negative industry or economic trends.

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

        For other intangible assets and long-lived assets, in accordance with ASC Topic 360 Property, Plant, and Equipment ("ASC 360"); originally issued as SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we determine whether the sum of the estimated undiscounted cash flows attributable to each asset in question is less than its carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of other intangible assets is determined by discounted future cash flows, appraisals, or other methods. Fair value of long-lived assets is determined based on market value. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the fair value attributable to the asset is less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we amortize over the remaining estimated useful life of the asset.

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

        During the quarter ended December 31, 2008, we identified changes in key factors indicating a possible impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. These continually changing market conditions made it difficult to project how long the current economic downturn would last. Declining market values negatively impacted our valuations, which were a component of our goodwill impairment tests. Based on this information we completed the first step of our goodwill impairment test and determined that additional impairment analysis was required by ASC 350.

        The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a purchase business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the Company. The calculated fair value was then allocated to individual assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a purchase business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge to fully write-off our goodwill balance of $191.4 million for the quarter ended December 31, 2008.

        Other intangible assets, which consist primarily of technology and purchased intellectual property, are amortized over their estimated useful lives. The remaining lives of these assets range from less than one year to three years. As required by ASC 360 we verified our long-lived assets were not impaired as of the time of the goodwill impairment.

Valuation of Repurchase Right on Subordinated Debentures

        In accordance with ASC Topic 815 Derivatives and Hedging ("ASC 815") originally issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. Our 2024 Debentures included a repurchase right for 113.76% of the principal amount of the 2024 Debentures on October 1, 2009 (the "premium put" or "derivative liability") that we identified as an embedded derivative requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the premium put meet the criteria for separate accounting as set forth in ASC 815. Should the premium put have value, any gain or loss on the fair value of the premium put will be reflected in current earnings. We estimate the approximate fair value of the premium put as the difference between the estimated value of the 2024 Debentures with and without the premium put feature. The fair value of the 2024 Debentures with the embedded premium put feature was estimated using a scenario analysis that incorporated the investment and settlement alternatives available to the debt holders in connection with the premium put feature. The scenario analysis valuation model combined expected cash outflows with market-based assumptions and an estimate of the probability of each scenario occurring. The fair value of the 2024 Debentures without the embedded premium put feature was estimated using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding shares of our common stock into which the 2024 Debentures are convertible. Our analysis was premised on the assumption that the holder would act in a manner that maximizes the potential return, or "payoff", at any given point in time. Included in this premise was the assumption that the holder would compare the potential return associated with each available alternative, including, as specified in the terms of the contract, holding the debt instrument, exercising an equity conversion option, or exercising a put option. As a component of this, we incorporated a market participant consideration as to the Company's capacity to fulfill the contractual obligations associated with each alternative, including the Company's ability to fulfill any cash settlement obligation associated with exercise of the put option, as well as the Company's ability to refinance the contractual obligation. Based on our analysis, we determined that the fair value of the premium put was most sensitive to the estimated amount of funds available for settlement of the liability on October 1, 2009. More specifically, fair value of the premium put was positively correlated to the estimated amount of cash proceeds and other securities expected to be received at exercise. The result of our valuation analysis was that premium put was estimated to have $12.2 million fair value as of September 30, 2009 and no fair value as of September 30, 2008. The fair value of the premium put was measured using Level 3 inputs. The primary driver of the change in fair value between these dates was an increase in the amount of funds, both cash and other securities, available for settlement between the measurement dates. Upon exercise of the put option related to the 2024 Debentures on October 1, 2009, the liability associated with the premium put was recorded at $13.3 million representing the contractual amount owed to the debenture holders upon exercise of the put. The premium put liability was included as a component of the Conversion Agreement that was consummated on October 30, 2009. As a result, the premium put was no longer a liability as of the Company as of December 31, 2009.

Valuation of Compound Embedded Derivative related to Subordinated Debentures

        In accordance with ASC Topic 815 Derivatives and Hedging ("ASC 815"), originally issued as SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. Management evaluated the terms and features of the 8.00% Convertible Second Lien Debentures Due 2014 (the "2014 Debentures") and identified an embedded derivative (the "compound embedded derivative" or "derivative liability") requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the compound derivative meet the criteria for separate accounting as set forth in ASC 815. Should the compound derivative have value, any gain or loss on the fair value of the compound derivative will be reflected in current earnings. The compound embedded derivative is comprised of the terms of the 2014 Debentures which provide for a Make-Whole payment in certain circumstances and permits the Noteholders to demand redemption of the 2014 Debentures at a cash price equal to the 2014 Debentures on an as-if-converted basis in the event that 50% or more of the Company's common stock is exchanged for, converted into, or acquired for consideration which is less than 90% of the outstanding common stock. This redemption feature is, in substance, a conversion settlement right where the holders could require the Company to settle in cash. We estimated the approximate fair value of the compound derivative as the difference between the estimated value of the 2014 Debentures with and without the compound derivative features. The fair value of the 2014 Debentures was estimated using a convertible bond valuation model within a lattice framework. These valuations were determined using Level 3 inputs. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding shares of our common stock into which the 2014 Debentures are convertible. Our analysis was premised on the assumption that the holder would act in a manner that maximizes the potential return, or "payoff", at any given point in time. Included in this premise was the assumption that the holder would compare the potential return associated with each available alternative, including, as specified in the terms of the contract, holding the debt instrument, exercising an equity conversion option, or exercising a put option. On October 30, 2009, the fair value of the bifurcated compound derivative was $28.0 million. The compound embedded derivative will be valued at each reporting period, with the change in the fair value reflected in the Statement of Operations. At December 31, 2009, the fair value of the compound embedded derivative is $35.1 million. The $7.1 million increase in the fair value is reflected as interest expense in the accompanying Statement of Operations.

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

        ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of ASC 718, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability. Because the share-based compensation expense recognized in the statements of operations for the periods ended December 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeitures from the estimates made at grant date could result in more or less non-cash compensation expense in comparable periods.

Income Taxes

        The Company accounts for income taxes using ASC Topic 740 Income Taxes ("ASC 740"); originally issued as SFAS No. 109, "Accounting for Income Taxes." Under ASC 740, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted ASC 740 on October 1, 2007 and assessed the impact of ASC 740 on its financial statements and determined that no adjustment to retained earnings was necessary.

        The Company maintains a valuation allowance on the deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these deferred tax assets in future tax periods. The valuation allowance is based on estimates of future taxable income by tax jurisdiction in which the Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities. ASC 718 allows the benefit related to deductible temporary differences attributable to non-qualified stock options to be credited to additional paid-in-capital when realized. Because the Company is in a net operating loss position as of the year ended September 30, 2009 and the quarter ended December 31, 2009 it may not recognize a benefit arising from non-qualified stock options for those respective periods.

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. As of September 30, 2009 and December 31, 2009, management has placed a valuation allowance against all deferred tax assets based on its overall assessment of the risks and uncertainties.

Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at September 30, 2009 and December 31, 2009.

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

Impact of Recent Accounting Pronouncements

        In June 2009, the FASB issued ASC Topic 105 Generally Accepted Accounting Principles ("ASC 105"); originally issued as SFAS No. 168 "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." ASC 105 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. ASC 105 also replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles," given that once in effect, the Codification will carry the same level of authority. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which includes our fiscal year ended September 30, 2009. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.

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

        In December 2007, the FASB issued ASC Topic 810 Consolidation ("ASC 810"); originally issued as SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. We adopted ASC 810 for our quarter ended December 31, 2009. The adoption of this statement did not have an impact on our results of operations, financial position or cash flow.

        In May 2008, the FASB issued ASC Topic 470 Debt ("ASC 470"); originally issued as FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon

Conversion (Including Partial Cash Settlement)." ASC 470 requires us to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. ASC 470 requires us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. ASC 470 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2008. The adoption of this statement did not have an impact on our results of operations, financial position or cash flows during the quarter ended December 31, 2009.

        In June 2008, the FASB ratified ASC Topic 815 Derivatives and Hedging ("ASC 815"); originally issued as Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock." ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and the instrument's settlement provisions. ASC 815 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2008. The adoption of this statement did not have an impact on our results of operations, financial position or cash flows during the quarter ended December 31, 2009.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations for the Three Months Ended December 31, 2009 compared to the Three Months Ended December 31, 2008

        The following table sets forth certain consolidated statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
	2009	2008
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues	45.9%	45.1%
Engineering, research and development	28.7%	23.3%
Selling, general and administrative	25.3%	20.9%
Accounting remediation & reconstruction expense & litigation costs	0.2%	3.9%
Goodwill impairment	0.0%	384.3%
Amortization of intangible assets	0.6%	0.6%

Costs and expenses	100.7%	478.1%

Loss from operations	(0.7)%	(378.1)%
Other income (expense):
Interest expense, net	(24.5)%	(2.3)%
Loss on extinguishment of debt	(51.8)%	0.0%
Other income, net	0.2%	0.3%

Other income (expense), net	(76.1)%	(2.0)%
Loss before income tax expense and minority interest in earnings of consolidated subsidiary	(76.8)%	(380.1)%
Income tax expense	4.5%	1.3%

Net loss	(81.3)%	(381.4)%
Less: net loss attributable to noncontrolling interest	0.0%	(0.0)%
Fair value adjustment of Preferred Stock—Series B	0.3%	0.0%

Net loss available to common shareholders	(81.6)%	(381.4)%

Product Revenues

        We classify our IC products into three categories: (i) Carrier Networking Products; (ii) Enterprise Networking Products; and (iii) Non-Core Products. The Carrier Networking Products line services core, metro, and access networks, also known as Carrier Networks. Our products are focused on enabling Ethernet data services to be deployed more broadly across these networks. The Enterprise Networking Products line services the market for Ethernet switching and transmission within Local Area Networks in Small-Medium-Business and Enterprise (SMB/SME) markets. Non-Core Products are those product lines where we have chosen to exit markets and no longer continue to invest. The following tables summarize our net product mix by product line.

	Three Months Ended December 31, 2009		Three Months Ended December 31, 2008
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$19,188	46.1%	$18,853	42.1%	$335	1.8%
Enterprise Networking Products	18,117	43.5%	15,946	35.6%	2,171	13.6%
Non-Core Products	4,306	10.4%	10,011	22.3%	(5,705)	(57.0)%

Product Revenues	$41,611	100.0%	$44,810	100.0%	$(3,199)	(7.1)%

        Net product revenues for the first quarter of fiscal 2010 were $41.6 million compared to $44.8 million for the same period in fiscal 2009. This decrease of $3.2 million or 7.1% was driven primarily by overall weaker customer demand for our non-core products, primarily our Raid-on-Chip processor products as these products ramp down towards end-of-life. Carrier Networking increased slightly to $0.3 million or 1.8%. Enterprise Networking increased $2.2 million or 13.6% due to an increase in crosspoint switch and physical layer signal integrity product segments. Sales of Non-Core Products were down $5.7 million or 57.0% due to a strong decline in Raid-on-Chip Processor products, Network Processor Products and legacy physical layer components. Our Non-Core Products are product lines that have had minimal on-going investment over the prior three years and as a result have generally been in decline. We believe that these product lines are likely to be subject to more severe inventory control and corrections by our customers.

Intellectual Property Revenues

	December 31,
	2009	2008	Change
	(in thousands)		$	%
Intellectual property revenues	$40	$5,000	$(4,960)	—

        Intellectual property revenues were $0.04 million and $5.0 million in the first quarter of 2010 and 2009, respectively. On December 28, 2007, the Company entered into an arrangement to license intellectual property to a third-party. Specific deliverables to the licensee were defined in the agreement and required acceptance from the licensee. Under the agreement, Vitesse received $15.0 million in license fees for the rights to certain products and technology. Of the fees, $10.0 million was recognized upon delivery and acceptance of the licensed technology in the fourth quarter of 2008. The remaining $5.0 million was recognized upon the one-year anniversary of the agreement in the first quarter of 2009. No royalties were received or recognized in the first quarter of 2010.

        In 2008, we began to leverage our substantial intellectual property portfolio into licensing opportunities with third-parties. We offer a variety of IP "cores" and design services in deep submicron, 130 nanometer (nm) and 65 nm, process technologies. To date, our primary focus in licensing our IP has been in our Gigabit Ethernet Cu PHY and switch technologies as well as high-speed PHYs and signal integrity "cores."

Cost of Revenues

	December 31,
	2009	2008	Change
	(in thousands)		$	%
Cost of revenues	$19,103	$22,447	$(3,344)	(14.9)%
Percent of net revenues	45.9%	45.1%

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

        Our cost of revenues decreased from $22.4 million for the three months ended December 31, 2008 to $19.1 million for the same period in fiscal 2010, primarily due to the correction of an error of $0.9 million which was identified in the first quarter of fiscal year 2010 and a reduction in product sales volume. As a percentage of net revenues, our cost of revenues were 45.9% in the first quarter of fiscal 2010 compared with 45.1% in the first quarter of fiscal 2009, respectively. Excluding the correction of error, our cost of revenues were 48.1% in the first quarter of fiscal 2010 compared with 45.1% in the first quarter of fiscal 2009. (See Note 1—The Company and its Significant Accounting Policies).

        There was no cost of revenues associated with intellectual property licensing revenues of $0.04 million and $5.0 million in the quarters ended December 31, 2009 and 2008, respectively. As a percentage of sales, excluding IP revenue, cost of revenues were 45.9% in the first quarter of 2010 compared to 50.1% for the same period in 2009.

Engineering, Research and Development

	December 31,
	2009	2008	Change
	(in thousands)		$	%
Engineering, research and development	$11,959	$11,581	$378	3.3%
Percent of net revenues	28.7%	23.3%

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

        Engineering, research and development expenses slightly increased $0.4 million or 3.3% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The increase is due to increase in compensation due to increased headcount associated with research and development.

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

Selling, General and Administrative

	December 31,
	2009	2008	Change
	(in thousands)		$	%
Selling, general and administrative	$10,529	$10,419	$110	1.1%
Percent of net revenues	25.3%	20.9%

        Selling, general and administrative expense consists primarily of personnel-related expenses, including share-based compensation expense, legal and other professional fees, facilities expenses, outside labor and communications expenses.

        In the first quarter of fiscal 2010, selling, general and administrative expense was consistent with the first quarter of fiscal 2009. As a percentage of net revenues, selling, general and administrative expense increased from 20.9% to 25.3%. During the quarter ended December 31, 2009, we incurred $0.9 million in non-capitalizable costs related to negotiating the restructuring of our debt, which was successfully completed on October 30, 2009. In the first quarter of fiscal 2009, we recognized a gain on the sale of our Colorado building, which offset selling, general and administrative expense for that period by $2.9 million. We did not have any similar transactions in the first quarter of fiscal 2010. In the first quarter of fiscal 2010, we succeeded in reducing facilities, travel and supplies expenses by a total of $1.7 million due to our extensive cost reduction efforts. During the quarter, professional fees decreased by $1.2 million compared to the same quarter of the prior year due to the transitioning of accounting and finance functions from contract employees to full-time staff. Compensation related costs for the first quarter of fiscal 2010 decreased by $0.5 million compared to the same period in fiscal 2009 as a result of head count reductions during fiscal 2009. Sales related costs decreased by $0.3 million during the quarter due to lower operating results.

Accounting Remediation & Reconstruction Expense & Litigation Costs

	December 31,
	2009	2008	Change
	(in thousands)		$	%
Accounting remediation & reconstruction expense & litigation costs	$73	$1,949	$(1,876)	(96.3)%
Percent of net revenues	0.2%	3.9%

        Accounting remediation and reconstruction expense and litigation costs consisted of fees incurred to resolve certain legal issues, remediate control deficiencies, and transition accounting and reporting responsibilities to full-time staff, in addition to the settlement of audits, investigations and lawsuits related to prior accounting periods. For the three months ended December 31, 2009 and 2008, we recognized charges of $0.1 million and $1.9 million, respectively. These costs consist primarily of legal fees related to accounting remediation work. These costs have decreased significantly since we have resolved certain legal issues, completed and filed all outstanding financial reports and transitioned accounting and reporting responsibilities to full-time staff.

Goodwill Impairment

	December 31,
	2009	2008	Change
	(in thousands)		$	%
Goodwill impairment	$—	$191,418	$(191,418)	100.0%
Percent of net revenues	0.0%	384.3%

        During the quarter ended December 31, 2008, we identified changes in key factors indicating a possible impairment of the value of our goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to our forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted our valuations which are a component of our goodwill impairment tests. Upon completion of the first step of the impairment test for the quarter ended December 31, 2008, we determined that additional impairment analysis was required by ASC 350; originally issued as SFAS 142. The second step of the goodwill impairment test compared the implied fair value of our Company's goodwill with the carrying amount of that goodwill. Since the carrying amount of goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a purchase business combination. The fair value was determined through an analysis of: (i) the market capitalization; (ii) comparable public company valuations; and (iii) the future cash flows expected to be generated by the Company. The calculated fair value is then allocated to individual assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a purchase business combination and the fair value of the Company was the purchase price paid to acquire the Company. In performing this allocation, the fair values of the assets and liabilities of the Company were calculated using generally accepted valuation methodologies, including analysis of: (i) the future cash flows expected to be generated; (ii) the estimated market value; or (iii) the estimated cost to replace. Any variance in the assumptions used to value the assets and liabilities could have had a significant impact on the estimated fair value of the assets and liabilities and, consequently, the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge to fully write off our goodwill balance of $191.4 million for the quarter ended December 31, 2008. (See Note 3—Goodwill in the accompanying financial statements).

Amortization of Intangible Assets

	December 31,
	2009	2008	Change
	(in thousands)		$	%
Amortization of intangible assets	$249	$319	$(70)	(21.9)%
Percent of net revenues	0.6%	0.6%

        Amortization of intangible assets was $0.2 million in the first quarter of fiscal 2010, compared to $0.3 million for the same period in fiscal 2009. The amortization is primarily related to our intellectual property licenses.

Interest Expense, net

	December 31,
	2009	2008	Change
	(in thousands)		$	%
Interest expense, net	$10,220	$1,130	$9,090	804.4%
Percent of net revenues	24.5%	2.3%

        Interest expense, net of interest income, increased by $9.1 million from the first quarter of fiscal 2009 to $10.2 million in the first quarter of fiscal 2010. Included in the $10.2 million is the interest expense of $1.1 million which was recorded on October 1, 2009 to reflect the fair value of the derivative liability—premium put associated with the 2024 Debentures at the date the put option was exercised as well as $7.1 million related to the increase in the fair value of the embedded derivatives on the 2014 Debentures. No comparable expense was incurred during the three month period ended December 31, 2008. Effective October 30, 2009, the Company finalized negotiations with the holders of 96.7% of the 2024 Debentures to settle the obligation, including all amounts owed under the derivative liability for the premium put option, with a combination of cash; shares of the Company's common stock; shares of the Company's Series B Preferred stock; and 2014 Debentures (see Note 4—Debt in the accompanying financial statements). Interest on the 2014 Debentures is 8.0% per annum. Interest expense for the three months ended December 31, 2009 was $0.9 million for the 2014 Debentures and 2024 Debentures. Interest expense for the three months ended December 31, 2008 was $0.4 million for the 2024 Debentures. The Company recorded the 2014 Debentures at fair value of $40.3 million; the $9.7 million discount from the face value of the 2014 Debentures is being amortized as interest expense over the life of the debentures. Interest expense, related to the amortization of the discount on the 2014 Debentures, for the three months ended December 31, 2009 was $0.3 million with no expense for the comparable period ended December 31, 2008. In connection with issuing the 2014 Debentures, the Company incurred approximately $1.4 million in fees that are capitalized as debt issue costs and being amortized as interest expense over the life of the respective debt instrument. Additional interest expense, related to the amortization of the debt issue costs, of $0.1 million was recognized for the three months ended December 31, 2009 compared to the comparable period ended December 31, 2009. Interest expense on the Company's senior secured debt was comparable for the periods ended December 31, 2009 and 2008.

Loss on Extinguishment of Debt

	December 31,		Change
	2009	2008	$	%
	(in thousands)
Loss on extinguishment of debt	$(21,576)	$—	$(21,576)	100.0%
Percent of net revenues	(51.8)%	0.0%

        Effective October 30, 2009, the Company finalized negotiations with the Noteholders of the 2024 Debentures to settle the obligation, including all amounts owed under the derivative liability for the premium put option, with a combination of cash; shares of the Company's common stock; shares of the Company's Series B Preferred stock; and a new Indenture for $50.0 million face value of convertible bonds (see Note 4—Debt in the accompanying financial statements). The Company recorded the new instruments issued in extinguishment of the 2024 Debentures at fair value and recognized $21.6 million loss for the difference between the fair values of the new instruments and approximately $0.8 million of fees paid to the creditors compared to the net carrying value of the 2024 Debentures. For the purposes of calculating this loss on extinguishment, the net carrying amount of the 2024 Debentures includes the $96.7 million amount of the 2024 Debentures and $13.3 million of the premium put derivative, recorded at fair value as required by ASC 470.

Other Income, net

	December 31,
	2009	2008	Change
	(in thousands)		$	%
Other income, net	$76	$144	$(68)	(47.2)%
Percent of net revenues	0.2%	0.3%

        Other income, net was $0.1 in the first quarters of fiscal 2010 and 2009. Other income for the quarter ended December 31, 2009 consisted primarily of an insurance settlement received for water damage at one of our subsidiaries. For the period ended December 31, 2008, we recognized other income related to a gain on foreign exchange transactions.

Income Tax Expense (Benefit)

	December 31,
	2009	2008	Change
	(in thousands)		$	%
Income tax (benefit) expense	$1,878	$650	$1,228	188.9%
Percent of net revenues	4.5%	1.3%

        Income tax expense was $1.9 million for the first quarter of fiscal 2009 compared to expense of $0.7 million for the first quarter of fiscal 2008. Income tax expense represents primarily income tax on income not eligible for offset by federal, state or foreign loss carryforwards. The Company will be subject to limitations on the amount of loss carryforwards that can be utilized to offset taxable income as a result of a Change in Ownership (see Note 4—Debt and Note 6—Income Taxes in the accompanying financial statements).

Noncontrolling Interest in Loss of Consolidated Subsidiary

	December 31,
	2009	2008	Change
	(in thousands)		$	%
Noncontrolling interest in loss of consolidated subsidiary	$—	$(1)	$1	100.0%
Percent of net revenues	0.0%	(0.0)%

        A noncontrolling interest in the operations of our consolidated joint ventures, the Vitesse Venture Fund, L.P. and the Vitesse Venture Fund, L.P. II (together, "the Funds"), was recorded in the first quarter of fiscal 2009, representing the limited partners' interest in the Funds' operating expenses, including licensing and bank fees.

Fair Value Adjustment of Preferred Stock—Series B

	December 31,
	2009	2008	Change
	(in thousands)		$	%
Fair value adjustment of Preferred Stock—Series B	$126	$—	$126	0.0%
Percent of net revenues	0.3%	0.0%

        On October 30, 2009, in connection with our debt restructuring, we issued 770,786 shares of Series B Preferred Stock, convertible into 100 shares of common stock per each share of preferred stock. At the date of issuance, the Company did not have sufficient authorized common shares for the conversion of all of the issued preferred stock. As such, the fair value of the preferred stock that could not be settled upon conversion through the issuance of common shares was recorded as temporary equity on the balance sheet with the fair value included as a component of the loss on the extinguishment of debt.

        As of December 31, 2009, there were 44,533 preferred shares for which we did not have sufficient authorized common shares to issue upon conversion of the preferred shares. These preferred shares were recorded as temporary equity in the mezzanine section of the balance sheet. These shares were measured at the fair value of the common stock they would be converted into at December 31, 2009, which was $0.25 per share, with the change in fair value of $0.1 million from October 30, 2009 recorded to additional paid in capital during the quarter ended December 31, 2009. In accordance with ASC 480, Distinguishing Liabilities from Equity, originally issued as EITF D-98, "Classification and Measurement of Redeemable Securities" the change in the fair value of these shares reduces our net loss available to common shareholders in the calculation of earnings per share.

Liquidity

        Cash and cash equivalents decreased to $35.6 million at December 31, 2009, from $57.5 million at September 30, 2009, primarily as a result of the pay-down of the Senior Secured Loan of $5.0 million, repayment of a portion of the 2024 Debentures of $10.0 million and approximately $6.0 million in legal and other fees to complete the debt restructuring transaction.

	December 31,
	2009	2008
	(in thousands)
Net cash (used in) provided by operating activities	$(3,717)	$5,681
Net cash (used in) provided by investing activities	(700)	5,004
Net cash used in financing activities	(17,539)	—

Net (decrease) increase in cash and cash equivalents	(21,956)	10,685
Cash and cash equivalents at beginning of year	57,544	36,722

Cash and cash equivalents at end of year	$35,588	$47,407

        In the three months ended December 31, 2009, our operating activities used $3.7 million in cash. Our net loss of $33.9 million for the three months ended December 31, 2009 included non-cash charges of $20.8, million for the loss on extinguishment, $8.2 million in the change in the market value of the embedded derivative liability, $0.9 million of depreciation and $0.7 million of stock-based compensation.

        In the three months ended December 31, 2008, our operating activities provided $5.7 million in cash. Our net loss of $190.0 million for the three months ended December 31, 2008 included non-cash charges of $1.1 million of depreciation, $0.8 million of stock-based compensation, and $191.4 million of goodwill impairment offset by the gain on the sale of the Colorado building for $2.9 million.

        Accounts receivable, net of allowance for sales return, increased $1.5 million from $11.4 million at September 30, 2009 to $12.8 million at December 31, 2009. The increase is primarily due to higher sales from new direct customers. Inventories increased $0.6 million from $18.8 million at September 30, 2009 to $19.4 million at December 31, 2009, as our channel partners and distributors took action to reduce their inventory in response to weaker demand. We were able to respond quickly to the change in demand, reducing orders to our suppliers. As a result of the increase in inventory, accounts payable slightly increased from $14.2 million to $14.4 million due to more orders placed with of our top suppliers.

        Investing activities used cash of $0.7 million in the three months ended December 31, 2009 for capital expenditures. Investing activities provided cash of $5.0 million in the three months ended December 31, 2008, which was primarily the result of the proceeds from the sale of the Colorado building for $6.0 million, net of commissions and transactions costs, partially offset by capital expenditures of approximately $0.9 million.

        In the three months ended December 31, 2009, our financing activities used $17.5 million. This is primarily due to a cash payment of $10.0 million to the holders of 2024 Debentures, $5.0 million to pay down the principal amount of the Senior Term Loan, equity issuance costs of $1.1 million and debt issuance costs of $1.4 million. (See Note 4—Debt in the accompanying consolidated financial statements).

        On October 30, 2009, we closed the debt restructuring transaction with our major creditors pursuant to which we issued approximately $50.0 million of 2014 Debentures (See Note 4—Debt in the accompanying consolidated financial statements). We believe that our available cash will be adequate to finance our operating needs and meet our obligations for the next 12 months. Annual interest payments on the 2014 Debentures will be $4.0 million annually, an increase of $2.5 million over the annual interest payments on the 2024 Debentures. The first interest payment on the 2014 Debentures is due April 1, 2010.

        Concurrent with the issue of the 2014 Debentures, the Company amended the terms of the Senior Term Loan Agreement. The amendment of the Senior Term Loan included a $5.0 million repayment of principal; a fee of 1.0% of the amount of repayments; and a change to the interest terms on the note. The amended interest terms on the Senior Term Loan will not materially impact the amount of quarterly interest payments over the remaining life of the note, but additional interest expense accrued under a payment-in-kind interest ("PIK") provision will increase the final payment due on the Senior Term Loan at maturity in the fiscal year ending September 30, 2012 by approximately $2.6 million over the face value of the note.

        As part of the debt restructuring transactions, on October 30, 2009, the Company paid $10.1 million to repay a portion of the 2024 Debentures. The Company also incurred approximately $6.0 million in legal and other fees to complete the transaction.

        On December 28, 2007, the Company entered into an arrangement to license IP to a third-party. The contract is a perpetual, nonexclusive, non-transferable, irrevocable license for specified IP. As part of the contract, we were granted a perpetual, nonexclusive, non-transferable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse received $15.0 million in license fees and royalties for the rights to certain products and technology. Of the fees and royalty payments, $10.0 million in fees was received upon delivery and acceptance of the licensed technology. The remaining $5.0 million of fees was received upon the one-year anniversary of the agreement. For a period of seven years from the effective date of the contract, licensee will pay royalties on a per unit basis, on each commercial sale incorporating the licensed products. Royalties will be accounted for when received. No royalties were received or recognized for the 12 months ended September 30, 2009 or the three months ended December 31, 2009.

Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases

Debt Restructuring

        In October 2009, Vitesse completed its debt restructuring transactions. The debt restructuring agreements resulted in the conversion of 96.7% of the Company's 2024 Debentures into a combination of cash, common stock, Series B Preferred Stock and 2014 Debentures. With respect to the remaining 3.3% of the 2024 Debentures, the Company settled its obligations in cash. Additionally, Vitesse repaid approximately $5.0 million of its $30.0 million Senior Term Loan, the terms of which were amended as part of the debt restructuring transactions.

        Under the terms of the debt restructuring transactions, Vitesse:

  •
  Paid approximately $3.6 million in cash to satisfy its obligations to those holders of 2024 Debentures that did not participate in the transaction.

  •
  Paid approximately $6.4 million in cash consideration to those holders of the 2024 Debentures that participated in the transaction.

  •
  Issued approximately $50.0 million in aggregate principal amount of the 2014 Debentures to those holders of the 2024 Debentures that participated in the transaction. The 2014 Debentures have a five-year term, an 8.0% annual interest rate, and a conversion price of $0.225 per share. The indebtedness under these 2014 Debentures is secured by a second-priority security interest in substantially all of Vitesse's assets that is subordinated to the security of the Senior Term Loan.

  •
  Issued to those holders of the 2024 Debentures that participated in the exchange, approximately 173 million shares of common stock and, to some of those holders, an aggregate of approximately 771,000 shares of a new Series B Preferred Stock that are convertible into common stock on a 100:1 basis and that have a dividend preference relative to the common stock. The Series B Preferred Stock and the 2014 Debentures include restrictions on conversion that prohibits a holder of these securities from converting them if it would result in the holder beneficially owning more than 9.99% of Vitesse's outstanding common stock.

        At the special meeting of our stockholders on January 7, 2010, the stockholders approved an increase in the number of authorized shares of common stock from 500,000,000 to 5,000,000,000 shares to permit the conversion of the 2014 Notes Debentures and to provide additional shares of common stock. This increase permits the conversion of the 2014Debentures Due 2014 into shares of common stock and provides available shares for other general corporate purposes. In addition, the Company's shareholders also authorized the board of directors to affect a reverse stock-split when it is deemed appropriate. As of February 9, 2010, the reverse stock-split has not been executed.

Contractual Obligations

	Payment Obligations by Year
	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
Convertible subordinated debt	$—	$—	$50,000	$—	$50,000
Long term debt	—	25,000	—	—	25,000
Operating leases	3,104	5,914	2,809	199	12,026
Inventory and related purchase obligations	3,645	—	—	—	3,645
Software Licenses	7,019	9,385	3,200	—	19,604

Total	$13,768	$40,299	$56,009	$199	$110,275

        As of December 31, 2009, 2014 Debentures, with a face value of $50.0 million, are outstanding. Additionally, we have $25.0 million in long-term debt under the Senior Term Loan. Payments with respect to the Senior Term Loan are interest only until the maturity date of October 29, 2011. Effective October 16, 2009, Company entered into the an amendment of the Senior Term Loan to include 2.0% payment-in-kind interest ("PIK"), plus an additional 0.3% PIK interest for every $1.0 million above $15.0 million of the senior term loan that is not paid down by the Company for the period from

October 17, 2009 until maturity or full payment of the note. As part of the debt restructuring transactions, the Company paid $5.0 million of the original $30.0 million principal balance of the Senior Term Loan. Subsequent to the $5.0 million prepayment- of the Senior Term Loan, the Company has the ability to reduce the rate of interest by 0.3% for every $1.0 million of additional principal prepayment. The Company is incurring PIK interest of 5.0% on the $25.0 million balance at the time of the amendment. Assuming no additional principal payments prior to the maturity of the note, the Company will have an additional obligation of $2.7 million to the holders of the Senior Term Loan. (See Note 4—Debt in the accompanying consolidated financial statements).

        We lease facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of December 31, 2009, are included in the table above.

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

Cash Equivalents and Investments

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2009, the carrying value of our cash and cash equivalents approximated fair value because of the ready market for the cash instruments.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2009, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange

Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009 our disclosure controls and procedures were not effective.

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

        Due to the identified material weaknesses, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting and Remediation of the Material Weaknesses

        During the quarter ended December 31, 2009, no other changes to our internal control over financial reporting were identified, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Based on the procedures performed as part of the Company's ongoing remediation of its financial controls, management has concluded that as of December 31, 2009, certain material weaknesses were remediated.

        During our first quarter of fiscal 2010 we continued our ongoing remediation of financial controls. We are investing in ongoing efforts to continuously improve the control environment and have committed considerable resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls.

Remediation Plans

        Management, in coordination with the input, oversight and support of our Audit Committee, continues its ongoing efforts to strengthen our internal control over financial reporting and to address the material weaknesses described above. In addition to improving the effectiveness and compliance with key controls, our remediation efforts involve ongoing business and accounting process improvements and the implementation of key system enhancements. The process and system enhancements are generally designed to simplify and standardize business practices and to improve timeliness and access to associated accounting data through increased systems automation appropriate limitations around IT access as well as timely testing of controls throughout the fiscal year. While we expect remedial actions to be essentially implemented in fiscal 2010, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of fiscal year 2010. We will continue to develop our remediation plans and implement additional measures during fiscal 2010 and possibly into fiscal 2011.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The information set forth under Note 8 of Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see "Risk Factors" immediately below.

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below before investing in our securities. We have organized our risks into the following categories:

  •
  Risks Relating to Our Business;

  •
  Risks Relating to our Current and Prior Financial Statements and Related Matters; and

  •
  Risks Relating to Our Capital Structure

Risks Relating to Our Business

We have experienced losses from operations and we anticipate future losses from operations.

        For the three months ended December 31, 2009, the Company had a net loss of $33.9 million, primarily due to the loss on extinguishment of debt charge to record the loss in the debt exchange of $21.6 million. There can be no assurance that we will not have operating losses in future periods. Due to general economic conditions and slowdowns in purchases of networking equipment, it has become increasingly difficult for us to predict the purchasing activities of our customers. We expect that our operating results will fluctuate in the future; we anticipate future losses from operations. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. During the past two fiscal years, our annual and quarterly total revenues, net income and cash flows have fluctuated significantly as a result of fluctuations in our sales and licensing of IP. Sales and licenses of our IP have very little associated incremental expense, which means that our quarterly results may fluctuate significantly depending upon the amount of sales and licenses of IP, if any, we realize in a quarter. Additional factors that could affect our future operating results include the following:

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

        Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 59% and 49% of our net revenue in fiscal 2009 and 2008, respectively, and 57% for the quarter ended December 31, 2009. Development and customer support operations located outside the U.S. have historically accounted for a significant percentage of our operating expenses and we anticipate that such operations will continue to be a significant percentage of our expenses. International sales and operations involve a variety of risks and uncertainties, including risks related to:

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

        In addition to third-party wafer foundries, we also depend on third-party subcontractors in Asia and the United States for the assembly, wafer probe and package testing of our products. As with our wafer foundries, any difficulty in obtaining parts or services from these subcontractors could affect our ability to meet scheduled product deliveries to customers, which, could in turn, have a materially adverse effect on our customer relationships, revenues, and cash flows. These third-party subcontractors purchase materials used in the assembly process based on our forecast. In the event we fail to meet our obligations by placing purchase orders that are inconsistent with our forecast, we may be required to pay compensation for material forecasted, but not ordered. This may have an adverse effect on revenues, operating results, and cash flows.

        Finally, we are subject to occasional end-of-life ("EOL") notices on certain material and/or products. This may impact our ability to continue to support certain products, forcing us to EOL our products if we cannot obtain a replacement source of material. This may impact revenue and/or require us to incur additional costs to provide alternative sources for these materials.

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

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to and distribution of our proprietary information. As of December 31, 2009, we had 87 U.S. patents and 17 foreign patents for various aspects of design and process innovations and have a number of pending U.S. and foreign patent applications.

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

Risks Relating to our Capital Structure

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

The former holders of our convertible subordinated debentures due 2024 continue to have significant influence over us and could act in a manner with which other stockholders may disagree or that is not necessarily in the interests of other stockholders.

        On October 30, 2009, the holders of the our 2024 Debentures exchanged their 2024 Debentures for shares of our common stock and in some cases shares of Series B Preferred Stock as well as the 2014 Debentures. As a result, as of December 31, 2009 these holders owned approximately 42.8% of our outstanding common stock and all of our Series B Preferred Stock. Even though these former debenture owners own less than a majority of our outstanding common stock, they have significant influence over all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. For as long as these former holders of the 2024 Debentures also own the 2014 Debentures, they may have interests that are different from those of other stockholders who do not simultaneously own 2014 Debentures. For example, these former holders of the 2024 Debentures they may support proposals and actions with which other stockholders may disagree or which are not in their interests. In addition, their combined ownership of common stock, Series B Preferred Stock and 2014 Debentures could motivate them to support a sale of the Company at a price that is not attractive to many of our shareholders. Furthermore, the concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of an investment in our common stock.

        Our certificate of incorporation and bylaws and Delaware corporate law each contain provisions that could delay, defer or prevent a change in control of our company or changes in our management. Among other things, these provisions:

  •
  authorize us to issue preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of our common stock;

  •
  allow our directors to amend our bylaws.

        These provisions could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions, which may prevent a change of control or changes in our management that a stockholder might consider favorable. In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of us. Any delay or prevention of a change in control or change in management that stockholders might otherwise consider to be favorable could cause the market price of our common stock to decline.

ITEM 2.    UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE BY SHAREHOLDERS

        On January 7, 2010, Vitesse Semiconductor Corporation (the "Company") held a Special Meeting of Stockholders (the "Special Meeting"). At the close of business on the November 10, 2009 record date, 403,841,802 shares of Common Stock were outstanding and entitled to vote. At the Special Meeting, 361,675,786 or 89.56% of the outstanding shares of Common Stock entitled to vote were represented by proxy or in person. The following proposals were voted upon and approved by the stockholders.

        Proposal 1—Increase the number of authorized shares of the Company's common stock from 500,000,000 to 5,000,000,000

Votes For	Votes Withheld	Abstentions	Broker Non-Votes
239,706,829	10,525,814	687,304	110,755,839

  Proposal 2—Approval of Reverse Stock Split

Votes For	Votes Withheld	Abstentions	Broker Non-Votes
336,543,106	23,768,254	1,364,426	—

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

2.1		Purchase and Sale Letter Agreement, dated October 29, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 29, 2007).
3.1		Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed May 5, 2000).
3.2		Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company's current report on Form 8-K filed on December 2, 2004).
4.1
Specimen of Registrant's Common Stock Certificate. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File no. 33-43548), effective December 10, 1991 filed October 25, 1991).
4.2		Warrant Registration Rights Agreement, dated January 25, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 31, 2007).
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
10.1	†	Change in Control Agreement between the Company and Michael Green dated February 25, 2009. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed February 26, 2009).
10.2	†	Employment Agreement between the Company and Richard Yonker dated February 20, 2009. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed February 26, 2009).
10.3	†
Amended and Restated Employment Agreement between the Company and Christopher Gardner dated February 25, 2009. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 26, 2009).

10.4	†	Letter Agreement, dated October 26, 2007 between the Company and Dr. Martin C. Nuss (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 20, 2007).
10.5	†	Form of Indemnity Agreement between the directors and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 22, 2007).
10.6		Loan Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 29, 2007).
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
10.13	†
Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan as of September 4, 2009 (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-K/A filed January 28, 2010).
10.14	†	Form of Notice of Grant of Stock Options and Option Agreement (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K/A filed January 28, 2010).
10.15	†	Form of Notice of Grant of Restricted Stock Units and RSU Agreement (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K/A filed January 28, 2010).
10.16	*†	Vitesse Semiconductor Corporation Fiscal Year 2010 Executive Bonus Plan, dated as of January 7, 2010 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
31.1	*	Rule13a-14(a) / 302 SOX Certification of Chief Executive Officer.
31.2	*	Rule13a-14(a) / 302 SOX Certification of Chief Financial Officer.
32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*
Filed herewith.

†
Executive Compensation Plan or Agreement

Executive Compensation Plan or Agreement SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2010	VITESSE SEMICONDUCTOR CORPORATION
	By:	/s/ CHRISTOPHER R. GARDNER Christopher R. Gardner Chief Executive Officer
February 9, 2010	VITESSE SEMICONDUCTOR CORPORATION
	By:	/s/ RICHARD C. YONKER Richard C. Yonker Chief Financial Officer (Principal Financial and Accounting Officer)