Form 10-Q
period 2010-03-31
VITESSE SEMICONDUCTOR CORP
filed 2010-05-17
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 13, 2010 there were 459,009,339 shares of the registrant's $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,190	$57,544
Accounts receivable, net	18,143	15,074
Inventory	19,856	18,809
Restricted cash	388	398
Prepaid expenses and other current assets	4,637	4,956

Total current assets	80,214	96,781
Property, plant and equipment, net	7,797	7,874
Other intangible assets, net	1,117	1,541
Other assets	4,064	3,077

	$93,192	$109,273

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$11,333	$11,191
Accrued expenses and other current liabilities	21,106	14,182
Derivative liability	—	12,209
Deferred revenue	3,115	4,566
Current portion of debt and capital leases	87	5,236
Convertible subordinated debt	—	10,000

Total current liabilities	35,641	57,384
Other long-term liabilities	1,813	1,810
Long-term debt, net of discount	25,314	24,652
Derivative liability	65,459	—
Convertible subordinated debt	41,070	86,700

Total liabilities	169,297	170,546

Commitments and contingencies
Shareholders' deficit:
Preferred stock—Series B, $0.01 par value, 10,000,000 shares authorized; 760,786 shares outstanding at March 31, 2010	8	—
Common stock, $0.01 par value, 5,000,000,000 shares authorized; 404,841,802 and 230,905,580 shares outstanding at March 31, 2010 and September 30, 2009, respectively	4,053	2,314
Additional paid-in-capital	1,805,943	1,754,598
Accumulated deficit	(1,886,191)	(1,818,271)
Noncontrolling interest	82	86

Total shareholders' deficit	(76,105)	(61,273)

	$93,192	$109,273

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)
Product revenues	$43,661	$34,577	$85,272	$79,387
Intellectual property revenues	250	—	290	5,000

Revenues	43,911	34,577	85,562	84,387
Costs and expenses:
Cost of revenues	19,362	18,228	38,465	40,675
Engineering, research and development	12,276	10,939	24,235	22,520
Selling, general and administrative (net of a gain on the sale of building of $2.9 million for the six months ended March 31, 2009)	9,083	9,930	19,612	20,349
Accounting remediation & reconstruction expense & litigation costs	—	1,515	73	3,464
Goodwill impairment	—	—	—	191,418
Amortization of intangible assets	182	386	431	705

Costs and expenses	40,903	40,998	82,816	279,131

Income (loss) from operations	3,008	(6,421)	2,746	(194,744)
Other (expense) income:
Interest expense, net (including $30.4 million and $38.6 million change in derivative valuation for the three and six months ended March 31, 2010, respectively)	(32,951)	(1,170)	(43,171)	(2,300)
Loss on extinguishment of debt	—	—	(21,576)	—
Other (expense) income, net	29	(48)	105	96

Other expense, net	(32,922)	(1,218)	(64,642)	(2,204)
Loss before income tax expense (benefit) and noncontrolling interest in earnings of consolidated subsidiary	(29,914)	(7,639)	(61,896)	(196,948)
Income tax expense (benefit)	4,147	(554)	6,025	96

Net loss	(34,061)	(7,085)	(67,921)	(197,044)
Less: net loss attributable to noncontrolling interest	(1)	—	(1)	(1)
Fair value adjustment of Preferred Stock—Series B	—	—	126	—

Net loss available to common stockholders	$(34,060)	$(7,085)	$(68,046)	$(197,043)

Net loss per common share—basic and diluted
Net loss per share	$(0.08)	$(0.03)	$(0.18)	$(0.86)
Weighted average shares outstanding:
Basic and diluted	403,897	230,227	375,363	228,194

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE LOSS

	Preferred Stock		Common Stock					Total Shareholders' Equity (Deficit)
					Additional Paid-in- Capital	Accumulated Deficit	Noncontrolling Interest
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance at September 30, 2009	—	$—	230,905,580	$2,314	$1,754,598	$(1,818,271)	$86	$(61,273)

Net loss	—	—	—	—	—	(67,920)	(1)	(67,921)
Compensation expense related to stock options and awards	—	—	—	—	1,127	—	—	1,127
Conversion of Series B Preferred Shares	(10,000)	—	1,000,000	10	(10)	—	—	—
Debt restructuring costs	—	—	—	—	(1,050)	—	—	(1,050)
Tax expense on debt transaction	—	—	—	—	512	—	—	512
Shares issued pursuant to debt restructuring	770,786	8	172,936,222	1,729	50,766	—	—	52,503
Distribution to minority partners	—	—	—	—	—	—	(3)	(3)

Balance at March 31, 2010	760,786	$8	404,841,802	$4,053	$1,805,943	$(1,886,191)	$82	$(76,105)

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net loss	$(67,921)	$(197,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,730	2,204
Share-based compensation	1,127	1,583
Change in market value of embedded derivative liability	38,631	—
Allowance for sales return reserve	—	(36)
Loss on extinguishment of debt	20,765	—
Impairment of goodwill	—	191,418
Capitalization of interest	614	—
Amortization of debt issuance costs	398	377
Amortization of debt discount	831
Gain on sale of Colorado building	—	(2,924)
Minority interest in earnings of consolidated subsidary	(1)	—
Other	512	7
Change in operating assets and liabilities:
Accounts receivable	(3,069)	(81)
Inventory	(1,047)	9,288
Restricted cash	10	201
Prepaids and other current assets	299	(155)
Accounts payable	141	(4,678)
Accrued expenses and other liabilities	6,928	(3,338)
Deferred revenue	(1,451)	3,018

Net cash used in operating activities	(1,503)	(159)

Cash flows from investing activities:
Restricted cash	—	17
Proceeds from sale of Colorado building	—	6,500
Transaction costs for sale of Colorado building	—	(547)
Capital expenditures	(1,228)	(1,170)
Distribution to minority partners	(3)	1
Purchase of intangible assets	—	(1,982)

Net cash (used in) provided by investing activities	(1,231)	2,819

Cash flows from financing activities:
Payment of convertible debentures	(10,000)	—
Payment of senior debt	(5,000)	—
Debt issuance costs	(1,365)	—
Equity issuance costs	(1,050)
Prepayment fee on senior debt	(50)	—
Payment of capital lease obligations	(155)	—

Net cash used in financing activities	(17,620)	—

Net (decrease) increase in cash	(20,354)	2,660
Cash and cash equivalents at beginning of period	57,544	36,722

Cash and cash equivalents at end of period	$37,190	$39,382

Non-cash investing and financing activities:
Issuance of 2014 convertible debentures	$40,343	$—
Common stock issued in exchange for 2024 debentures	$36,317
Preferred stock—Series B issued in exchange for 2024 debentures	$16,187	$—
Compound embedded derivative issued in exchange for 2024 debentures	$27,925	$—

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 1. The Company and its Significant Accounting Policies

Description of Business

        Vitesse Semiconductor Corporation ("Vitesse" or the "Company") is a leading worldwide supplier of high-performance integrated circuits ("ICs") that are utilized primarily by manufacturers of networking systems for carrier, enterprise and storage communications applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, cost-competitive semiconductor products. For more than 25 years, Vitesse has led the transition of new technologies in communications networks.

        Vitesse was incorporated in the State of Delaware in 1987. Our principal offices are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our stock trades on the OTCQB marketplace under the ticker symbol VTSS.

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

        The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at March 31, 2010 and September 30, 2009, the consolidated results of our operations for the three and six months ended March 31, 2010 and 2009, our consolidated cash flows for the six months ended March 31, 2010 and 2009 and the changes in our shareholders' equity (deficit) for the six months ended March 31, 2009. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

        The Company's fiscal year is October 1 through September 30.

Reclassifications

        Certain reclassifications have been made to prior year amounts and related footnotes to conform to current year presentation.

Correction of Error

        During the first quarter of 2010, we identified an error in our financial statements as of September 30, 2009 and for the quarter and year then ended. This error was the result of an operational change that was not appropriately reflected in our inventory costing and accounting processes. In accordance with Accounting Standards Codification ("ASC") Topic 250, "Accounting Changes and Error Corrections," originally issued as SAB No. 99 "Materiality" and SAB No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

Note 1. The Company and its Significant Accounting Policies (Continued)

Financial Statements," management evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior periods. Further, we evaluated the materiality of the error on the results of operations for the first quarter as well as the expected results of operations for the full year and concluded that the error in the first quarter was quantitatively significant to the first quarter financial statements but was not anticipated to be material to the full year or the trend of financial results. Accordingly, we corrected the error in the first quarter. The effects of the adjustment to correct the error on specific line items of the financial statements for the six months ended March 31, 2010 were as follows:

Six Months Ended March 31, 2010
Decrease in cost of sales	$934
Increase in income from operations	934
Decrease in net loss	934
Net loss per share—basic and diluted	$—

        The adjustment to correct the error had no impact on the three months ended March 31, 2010.

Computation of Net Loss per Share

        In accordance with ASC Topic 260 "Earnings Per Share" ("ASC 260") originally issued as SFAS 128, "Earnings per Share," basic net income and loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period.

        For periods in which we report income from continuing operations, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, warrants, convertible preferred stock and convertible debentures. Unexercised stock options, restricted stock units and warrants are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive. The dilutive effect of the convertible preferred stock and convertible debentures is determined using the if-converted method.

        For the three and six months ended March 31, 2010 and 2009, the Company recorded a loss from continuing operations and in accordance with ASC 260, all outstanding potential common shares were excluded from the diluted loss per share computation. For periods in which the Company reports a loss from continuing operations, diluted loss per share is calculated using only the weighted average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

Financial Instruments

        ASC Topic 825, "Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include cash equivalents, restricted cash, accounts receivable, accounts payable,

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

Note 1. The Company and its Significant Accounting Policies (Continued)

accrued expenses and various debt instruments. These financial instruments are stated at their carrying values, which are estimates of their fair values.

        Restricted cash consists of interest-bearing certificates of deposit ("CD") collateralizing letters of credit and other commitments. As of March 31, 2010 and September 30, 2009, the Company had approximately $1.8 million and $2.0 million, respectively, in CD.

        Our senior term loan is stated at carrying value of $25.0 million as of March 31, 2010 and $30.0 million as of September 30, 2009, which are estimates of its fair value.

        We estimate the fair values of the 2014 Debentures and embedded derivatives using a convertible bond valuation model within a lattice framework. These valuations are determined using Level 3 inputs. The valuation model combines expected cash outflows with market based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of the Company's common stock into which the 2014 Debentures are convertible. The fair value of the 2014 Debentures includes the face value of the debentures plus the discount, which is amortized as interest expense over the life of the debentures. The fair value of the 2014 Debentures was $43.6 million as of March 31, 2010. On October 30, 2009, the date of issuance, the fair value of the bifurcated compound derivative was $28.0 million. As of March 31, 2010, the fair value of the bifurcated compound derivative was $65.5 million, with the change of $37.5 million reflected as interest expense in the Statement of Operations for the six month period ended March 31, 2010. On January 7, 2010 shareholders of the Company authorized the issuance of a total of 5,000,000,000 shares of common stock, providing the Company with sufficient common shares to satisfy all potential conversion obligations. The Company will continue to mark the bifurcated compound derivative to market due to the conversion price not being indexed to the Company's own stock. Specifically, the feature requiring the Company to redeem foregone interest upon conversion by the holder feature causes the exercise price to not be indexed to the Company's own stock. The change in the fair value of the bifurcated compound derivative is primarily related to the change in price of the underlying common stock. The change in value of the bifurcated compound derivative is a non-cash item; further, the Company can elect to settle the embedded derivative in either cash or common shares. As of March 31, 2010, the Company has enough common shares to settle all of its potential conversion obligations. The Company intends to settle this obligation in common shares should it be exercised by its holders. As the Company intends to, and has the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470 Debt ("ASC 470"), the Company has reclassified the liability as a long-term liability on its Consolidated Balance Sheet as of March 31, 2010.

        As of September 30, 2009, the fair value of our 2024 Debentures was the face value of $96.7 million. The fair value of the related embedded derivative as of September 30, 2009 was $12.2 million.

Recent Accounting Pronouncements

        We do not believe that there are any recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC that would have a material impact on the Company's present or future consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

Note 2. Supplemental Financial Information

Inventory

        The following table presents the principal components of the Company's inventory:

	March 31, 2010	September 30, 2009
	(in thousands)
Inventory:
Raw materials	$1,868	$1,411
Work-in-process	7,239	8,335
Finished goods	10,749	9,063

Total	$19,856	$18,809

Revenues by Product Markets

        The following table presents revenues from the Company's product markets:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
Carrier Networking Products	$17,170	$16,040	$36,358	$34,893
Enterprise Networking Products	19,813	13,081	37,930	29,027
Non-Core Products	6,678	5,456	10,984	15,467

Net Product Revenues	$43,661	$34,577	$85,272	$79,387

Revenues from Intellectual Property

        The following table presents revenues from intellectual property:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
Licensing Revenues	$250	$—	$290	$5,000

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

Note 2. Supplemental Financial Information (Continued)

Revenues by Geographic Area

        The following table presents revenues by geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
North America(1)	$17,304	$14,102	$35,053	$38,924
Asia Pacific	18,577	16,190	36,962	36,055
Europe	8,030	4,285	13,547	9,408

Total Net Revenues	$43,911	$34,577	$85,562	$84,387

(1)
North America includes the United States, Canada and Mexico

Computation of Net Loss per Share

        The following table presents the computation of loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net loss	$(34,061)	$(7,085)	$(67,921)	$(197,044)
Less: net loss attributable to noncontrolling interest	(1)	—	(1)	(1)
Fair value adjustment of Preferred Stock—Series B	—	—	126	—

Net loss available to common shareholders	$(34,060)	$(7,085)	$(68,046)	$(197,043)

Weighted average number of shares—basic and diluted	403,897	230,227	375,363	228,194
Loss per share—basic and diluted
Net loss	$(0.08)	$(0.03)	$(0.18)	$(0.86)
Less: net loss attributable to noncontrolling interest	—	—	—	—
Fair value adjustment of Preferred Stock—Series B	—	—	—	—

Net loss available to common shareholders	$(0.08)	$(0.03)	$(0.18)	$(0.86)

        For each of the quarters and six month periods ended March 31, 2010 and 2009, the Company recorded a loss from continuing operations and in accordance with ASC 260, all outstanding potential common shares were excluded from the diluted loss per share computation. For periods in which the

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

Note 2. Supplemental Financial Information (Continued)

Company reports a loss from continuing operations, diluted loss per share is calculated using only the weighted average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

        The weighted average potential common shares excluded from the diluted loss per share computation are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
Outstanding stock options	19,602	21,982	19,985	21,655
Outstanding restricted stock units	1,685	3,429	983	2,890
Outstanding warrants	150	150	150	150
Convertible preferred stock	76,079	—	76,079	—
2014 Convertible debentures	222,191	—	222,191	—
2024 Convertible debentures	—	37,981	—	37,981

Total potential common shares excluded from calculation	319,707	63,542	319,388	62,676

Note 3. Debt

        As of September 30, 2009, we had outstanding a $30.0 million senior secured term loan with Whitebox VSC, Ltd. (the "Senior Term Loan") and $96.7 million in aggregate principal amount of 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures). Effective October 16, 2009, the Company entered into an agreement to amend the Senior Term Loan with Whitebox. Pursuant to the amendment to the Senior Term Loan, the Company repaid $5.0 million of the original $30.0 million and agreed to an interest rate increase on the remaining $25.0 million outstanding. In accordance with ASC 470, this transaction was accounted for as a debt modification whereby fees of $0.5 million incurred pursuant to the modification were expensed as incurred.

        The Company also entered into a Debt Conversion Agreement (the "Conversion Agreement") with the beneficial owners of more than 96.7% of the 2024 Debentures (the "Noteholders"). Pursuant to the Conversion Agreement, the Noteholders agreed to exchange their 2024 Debentures for a combination of $6.4 million in cash, 172,936,222 shares of common stock, and $50.0 million in newly issued 8.00% Convertible Second Lien Debentures Due 2014 (the "2014 Debentures") convertible into 222,191,111 shares of common stock. 770,785 shares of Series B Preferred Stock were also issued to certain Noteholders. The Conversion Agreement was consummated on October 30, 2009. The Company also paid $3.6 million in cash to 3.3% of the holders of the 2024 Debentures who declined to participate in the Conversion Agreement.

        In accordance with ASC 470, this transaction was accounted for as a debt extinguishment, pursuant to which the Company recognized a $21.6 million loss. The loss on the extinguishment of debt was calculated as the difference between the aggregate fair values of the new instruments, including the compound embedded derivative associated with the 2014 Debentures, totaling $130.8 million, plus

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

Note 3. Debt (Continued)

$0.8 million in additional amounts and fees paid to the creditors, compared to the net carrying values of the 2024 Debentures and related premium put derivative of $96.7 million and $13.3 million, respectively.

        In connection with the debt exchange and the debt modification, the Company incurred third-party costs of approximately $2.9 million that were allocated to the underlying financial instruments issued based on the relative fair value of each instrument. Of the total fees incurred, $0.5 million was allocated to the modification of the Senior Term Loan and expensed as incurred, $1.0 million was allocated to the issuance of the common and preferred shares and charged against additional paid-in capital, and $1.4 million was allocated to the issuance of the 2014 Debentures and was capitalized in other assets as debt issuance costs, to be amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of March 31, 2010 were $1.3 million.

Note 4. Fair Value Measurements

        Assets and liabilities measured at fair value on a recurring basis include the following at March 31, 2010 and September 30, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Quarter ended March 31, 2010
Derivative liability—premium put	$—	$—	$—	$—
Derivative liability—compound embedded derivative	—	—	65,459	65,459
Year ended September 30, 2009
Derivative liability—premium put	$—	$—	$12,209	$12,209
Derivative liability—compound embedded derivative	—	—	—	—

        The following table provides a reconciliation of the beginning and ending balances for the derivative liability—premium put and derivative liability—embedded compound derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Derivative liability— premium put related to 2024 Debentures	Compund Embedded Derivative related to 2014 Debentures
Balance at September 30, 2009	$12,209	$—
Transfers in and/or out of Level 3	—	27,925
Total losses included in earnings	1,096	37,534
Settlement	(13,305)	—

Balance at March 31, 2010	$—	$65,459

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

Note 4. Fair Value Measurements (Continued)

        The compound embedded derivative liability, which is included in long term liabilities, represents the value associated with the right of the holders of the 2014 Debentures associated with the equity conversion feature and a "make-whole" feature of the 2014 Debentures.

        There is no current observable market for this type of derivative and, as such, we determined the value of the embedded derivative using a lattice-based convertible bond valuation model that combined expected cash outflows with market-based assumptions. The fair value of the 2014 Debentures without the embedded compound derivative feature was also estimated using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding shares of our common stock into which the 2014 Debentures are convertible. On January 7, 2010 shareholders of the Company authorized the issuance of a total of 5,000,000,000 shares of common stock, providing the Company with sufficient common shares to satisfy potential conversion obligations. The Company will continue to mark the embedded derivative to market due to the conversion price not being indexed to the Company's own stock. The change in the fair value of the bifurcated compound embedded derivative is primarily related to the change in price of the underlying common stock. At the Company's option it can settle the embedded derivative in either cash or common shares. As of March 31, 2010, the Company has enough common shares to settle the entire obligation in shares. The Company intends to settle this obligation in common shares should it be exercised by its holders. As the Company intends to, and has the ability to, satisfy the obligations with equity securities, in accordance with ASC 470, the Company has reclassified the liability as a long-term liability on its Consolidated Balance Sheet as of March 31, 2010. The change in fair value of the compound embedded derivative liability is recorded in interest expense.

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

Note 5. Income Taxes

        The provision for income taxes as a percentage of income from continuing operations before income taxes was (9.73%) for the six months ended March 31, 2010 compared to (1.74%) for the comparable period in the prior year. For the year ending September 30, 2010, the Company's estimated effective tax rate is (9.73%). The Company's effective tax rate is primarily impacted by continuing operating losses.

        At October 1, 2009, the Company had net deferred tax assets of $422.1 million before considering the effect of the valuation allowance. These deferred tax assets are primarily composed of net operating loss ("NOL") carryforwards, research and development credits, tangible and intangible assets recovery, and other accruals and reserves. Due to uncertainties surrounding the Company's ability to generate future taxable income to utilize the deferred tax assets, management had recorded a full valuation allowance against the deferred tax assets.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

Note 5. Income Taxes (Continued)

        Effective October 16, 2009, the Company entered into a Debt Conversion Agreement (the "Conversion Agreement") with the beneficial owners of more than 96.7% of the 2024 Debentures (the "Noteholders") whereby the Noteholders agreed to exchange their 2024 Debentures for a combination of cash, shares of common stock, the New Notes and, in some cases, shares of Series B Preferred Stock. The Conversion Agreement was consummated on October 30, 2009 (the "Closing Date"). (See Note 3—Debt).

        The Federal Tax Reform Act of 1986, and similar state laws, contains provisions that may limit the net operating loss and tax credits carry forwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. Under IRC Section 382 and 383 rules, a change in ownership can occur whenever there is a shift in ownership by more than fifty percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs and credits may be impaired.

        We performed a study to evaluate the status of net operating losses. Based on that study, we believe that, as a result of the Conversion Agreement discussed above, the Company experienced an "ownership change" as defined for U.S. federal income tax purposes as of October 30, 2009 that will trigger an impairment of the use of our NOLs and credits as of the fiscal year ended September 30, 2010. As a result of the ownership change, the Company only has approximately $55.7 million of NOLs that can be used in future tax years and is subject to an annual limitation of $3.1 million in utilizing its NOLs. The NOLs will expire in fiscal year 2030. Also, due to the ownership change, the research and development credits have been limited as to usage such that the Company does not anticipate being able to use any of its research and development credits existing as of the ownership change in future tax years.

        ASC Topic 740 Income Taxes ("ASC 740"), originally issued as FIN 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109", prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Due to significant net operating losses, the cumulative effect of applying this interpretation upon adoption on October 1, 2009, had no impact on retained earnings.

        The total amount of gross unrecognized tax benefits increased by $340,000 for potential federal and state tax liabilities. These amounts, if recognized, would impact the effective tax rate.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2010, no material interest or penalties were accrued due to significant net operating losses.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

Note 6. Shareholders' Equity

Preferred Stock

        The Company is authorized to issue up to 10,000,000 shares of non-voting convertible preferred stock, par value of $0.01 per share. As of March 31, 2010, 760,786 preferred shares that are convertible into common stock on a 100:1 basis were outstanding. No preferred shares were outstanding as of September 30, 2009.

        The Company did not have sufficient authorized common shares for the conversion of all 770,786 preferred shares outstanding as of December 31, 2009. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity" ("ASC 480"), we classified 44,533 Series B preferred shares as temporary equity in the mezzanine section of the balance sheet as of December 31, 2009. These shares were measured at $0.25 per share, the fair value of the common stock they would have been converted into on that date. Upon our shareholders' approval of an increase in authorized shares to a total of 5,000,000,000 shares of common stock on January 7, 2010, we had sufficient authorized common shares for the conversion of all preferred shares outstanding, and thus, all such shares are classified as permanent equity.

        During the quarter ended March 31, 2010, 10,000 preferred shares were converted to 1,000,000 shares of common stock.

Common Stock

        As of March 31, 2010 and September 30, 2009 the Company was authorized to issue up to 5,000,000,000 and 500,000,000 shares of common stock, par value of $0.01 per share, respectively. On October 30, 2009, in connection with our debt restructuring, we issued 172,936,222 shares of common stock. As of March 31, 2010 and September 30, 2009, 404,841,802 shares and 230,905,580 shares of common stock were outstanding, respectively.

Stock Option Plans

        The Company has several share-based plans that have expired, but under which stock options are still outstanding. In February 2010, our board of directors approved a new plan, the 2010 Vitesse Semiconductor Corporation Incentive Plan (the "2010 Incentive Plan"). On May 11, 2010, the shareholders approved the 2010 Incentive Plan. The 2010 Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, restricted stock and stock units, and other stock or cash-based awards. It will replace the Vitesse Semiconductor Corporation 2001 Stock Incentive Plan.

        Under all stock option plans, a total of 80,097,525 shares of common stock have been reserved for issuance and 33,037,954 shares remained available for future grant as of March 31, 2010. The following

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

Note 6. Shareholders' Equity (Continued)

table summarizes compensation costs related to the Company's share-based compensation plans (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
Cost of revenues	$79	$153	$225	$359
Engineering, research and development	158	207	405	435
Selling, general and administrative	206	352	497	789

Total share-based compensation expense	$443	$712	$1,127	$1,583

Stock Options

        Activity under all stock option plans for the six months ended March 31, 2010 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding, September 30, 2009	21,249,683	$5.47
Granted	10,839,750	$0.26
Cancelled or expired	(2,050,434)	$16.53

Options outstanding, March 31, 2010	30,038,999	$2.83	6.52	$1,793,317

Options exercisable, March 31, 2010	16,552,595	$4.80	4.14	$80,848

Restricted Stock Units

        A summary of restricted stock unit activity for the six months ended March 31, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value per Share
Restricted stock outstanding, September 30, 2009	3,443,253	$0.35
Awarded	10,457,750	0.26
Forfeited	(138,959)	0.35

Restricted stock outstanding, March 31, 2010	13,762,044	$0.28

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

Note 7. Legal Proceedings

        We are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts, such as the matter described below.

The DOJ Subpoena and SEC Investigation

        In May 2006, we received a grand jury subpoena from the office of the United States Attorney for the Southern District of New York requesting documents from 1999 through the present. The Division of Enforcement of the SEC also conducted an investigation of Vitesse. The Division of Enforcement requested documents from January 1, 1995 through the present. Vitesse has cooperated with both government agencies in their investigations. While the investigation by the United States Attorney is still ongoing, the staff of the SEC's Division of Enforcement has agreed to recommend to the SEC a proposed settlement that would conclude for the Company all matters arising from the SEC investigation into historical stock option practices and certain other accounting irregularities. Under the proposed settlement, the Company would pay a $3.0 million civil penalty and consent to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. In connection with the Company's settlement with the staff of the Division of Enforcement, we recorded a $3.0 million expense related to the civil penalty payable to the SEC. The proposed settlement is contingent on the review and approval of final documentation by the Company and the staff of the SEC's Division of Enforcement of the SEC, and is subject to final approval by the SEC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

        You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report, as well as in our Annual Report on Form 10-K for the year ended September 30, 2009 and our Quarterly Report on Form 10-Q for the period ended December 31, 2009 filed with the SEC, which discuss our business in greater detail.

        This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "should," "estimates," "predicts," "potential," "continue," "becoming," "transitioning" and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures, interest income, cash commitments and expenses. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those referenced in the subsection entitled "Risk Factors" in Part II, Item 1A of this Report, and similar discussions in our other SEC filings. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

        We design, develop and market a diverse portfolio of high-performance, cost-competitive semiconductor solutions for telecommunications carrier and enterprise networks worldwide. We believe that engineering excellence and dedicated customer service distinguish Vitesse as an industry leader in high-performance Ethernet LAN, WAN, and RAN, Ethernet-over-SONET/SDH, optical transport (OTN), and best-in-class signal integrity and physical layer products for Ethernet, Fibre Channel, Serial Attached SCSI, InfiniBand(r), video, and PCI Express applications.

        We are a leading supplier of high-performance integrated circuits ("ICs") principally targeted at systems manufacturers in the communications and storage industries. Within the communications industry, our products address telecommunications carrier and enterprise networking, where they enable data to be transmitted at high-speeds and processed and switched under a variety of protocols.

        We focus our product development and marketing efforts on products that leverage the convergence of carrier and enterprise networking onto IP-based networks. These evolving networks must deliver more bandwidth and provide increasing data-based capabilities to provide "quadruple play" services that integrate voice, data and video traffic over both wired and wireless networks. Increasingly, these networks will be delivered based on Ethernet technology to provide these services at lower cost. We believe that products in this emerging technology area represent the best opportunity for us to provide differentiation in the market.

Debt Restructuring

        In October 2009, Vitesse completed a debt restructuring transaction. The debt restructuring resulted in the conversion of 96.7% of the Company's 2024 Debentures into a combination of cash, common stock, Series B Preferred Stock and 2014 Debentures. With respect to the remaining 3.3% of the 2024 Debentures, Vitesse settled its obligations in cash. Additionally, Vitesse repaid approximately $5.0 million of its $30.0 million Senior Term Loan, the terms of which were amended as part of the debt restructuring transactions.

        Under the terms of the debt restructuring transactions, Vitesse:

  •
  Paid $3.6 million in cash to satisfy its obligations to the holders of 2024 Debentures who did not participate in the transaction.

  •
  Paid $6.4 million in cash consideration to the holders of the 2024 Debentures who participated in the transaction.

  •
  Issued $50.0 million in aggregate principal amount of the 2014 Debentures to the holders of the 2024 Debentures who participated in the transaction. The 2014 Debentures have a five-year term, an 8.0% annual interest rate and a conversion price of $0.225 per share. The indebtedness under these 2014 Debentures is secured by a second-priority security interest in substantially all of Vitesse's assets that is subordinated to the security of the Senior Term Loan.

  •
  Issued to the holders of the 2024 Debentures who participated in the exchange, 173 million shares of common stock and, to some of those holders, an aggregate of 771,000 shares of a new Series B Preferred Stock, which are convertible into common stock on a 100:1 basis and have a dividend preference relative to the common stock. The Series B Preferred Stock and the 2014 Debentures include restrictions on conversion that prohibit holders of these securities from converting them if it would result in the holder beneficially owning more than 9.99% of Vitesse's outstanding common stock.

Critical Accounting Policies

        Our critical accounting policies are described in the Annual Report on Form 10-K for the year ended September 30, 2009. There have been no significant changes to these policies during the six months ended March 31, 2010. These policies continue to be those that we believe are most important to a reader's ability to understand our financial results.

Valuation of Compound Embedded Derivative related to Subordinated Debentures

        In accordance with ASC Topic 815 Derivatives and Hedging ("ASC 815"), originally issued as SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. Management evaluated the terms and features of the 8.00% Convertible Second Lien Debentures Due 2014 (the "2014 Debentures") and identified an embedded derivative (the "compound embedded derivative" or "derivative liability") requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the compound derivative meet the criteria for bifurcation and accounting for separately as set forth in ASC 815 due to the conversion price not being indexed to the Company's own stock. Any gain or loss on the fair value of the compound derivative will be reflected in current earnings. The embedded compound derivative is comprised of the conversion option and a make whole payment for foregone interest if the holder converts the debenture early. We estimated the approximate fair value of the compound derivative as the difference between the estimated value of the 2014 Debentures with and without the compound derivative features. The fair value of the 2014 Debentures was estimated using a convertible bond valuation model within a lattice framework. These valuations were determined using Level 3 inputs. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding shares of our common stock into which the 2014 Debentures are convertible. Our analysis was premised on the assumption that the holder would act in a manner that maximizes the potential return, or "payoff", at any given point in time. Included in this premise was the assumption that the holder would compare the potential return associated with each available alternative, including, as specified in the terms of the contract, holding the debt instrument, exercising an equity conversion option, or exercising a put option.

        On October 30, 2009, the date of issuance, the fair value of the bifurcated compound derivative was $28.0 million. As of March 31, 2010, the fair value of the bifurcated compound derivative was $65.5 million, with the change of $37.5 million reflected as interest expense in the Statement of Operations for the six month period ended March 31, 2010. The change in the fair value of the bifurcated compound derivative is a non-cash item resulting from the increase in the market price of the underlying common stock. Should the bifurcated compound derivative be exercised by the holders, settlement is in shares of the Company's common stock. The Company intends to settle this obligation in common shares should it be exercised by its holders. As the Company intends to, and has the ability to, satisfy the obligations with equity securities, in accordance with ASC 470, the Company has reclassified the liability as a long-term liability on its Consolidated Balance Sheet as of March 31, 2010.

Results of Operations for the Three and Six Months Ended March 31, 2010 compared to the Three and Six Months Ended March 31, 2009

        The following table sets forth certain consolidated statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenues	44.1%	52.7%	45.0%	48.2%
Engineering, research and development	28.0%	31.6%	28.3%	26.7%
Selling, general and administrative	20.7%	28.7%	22.9%	24.1%
Accounting remediation & reconstruction expense & litigation costs	0.0%	4.4%	0.1%	4.1%
Goodwill impairment	0.0%	0.0%	0.0%	226.8%
Amortization of intangible assets	0.4%	1.1%	0.5%	0.8%

Costs and expenses	93.2%	118.5%	96.8%	330.7%
Income (loss) income from operations	6.8%	(18.5)%	3.2%	(230.7)%
Other (expense) income:
Interest expense, net	(75.0)%	(3.4)%	(50.5)%	(2.7)%
Loss on extinguishment of debt	0.0%	0.0%	(25.2)%	0.0%
Other (expense) income, net	0.1%	(0.1)%	0.1%	0.1%

Other expense, net	(74.9)%	(3.5)%	(75.6)%	(2.6)%
Loss before income tax expense and noncontrolling interest in earnings of consolidated subsidiary	(68.1)%	(22.0)%	(72.4)%	(233.3)%
Income tax expense (benefit) expense	9.4%	(1.6)%	7.0%	0.1%

Net loss	(77.5)%	(20.4)%	(79.4)%	(233.4)%
Less: net loss attributable to noncontrolling interest	(0.0)%	0.0%	(0.0)%	(0.0)%
Fair value adjustment of Preferred Stock—Series B	0.0%	0.0%	0.1%	0.0%

Net loss available to common stockholders	(77.5)%	(20.4)%	(79.5)%	(233.4)%

Product Revenues

        We classify our IC products into three categories: (i) Carrier Networking Products; (ii) Enterprise Networking Products; and (iii) Non-Core Products. The Carrier Networking Products line services core, metro, and access networks. The Enterprise Networking Products line services the market for Ethernet switching and transmission within local area networks in small-medium-business and enterprise (SMB/SME) markets. Our Non-Core Products are product lines have not received additional investment over the prior three years and as a result have generally been in decline. The following tables summarize our net product mix by product line.

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$17,170	39.3%	$16,040	46.4%	$1,130	7.0%
Enterprise Networking Products	19,813	45.4%	13,081	37.8%	6,732	51.5%
Non-Core Products	6,678	15.3%	5,456	15.8%	1,222	22.4%

Net Product Revenues	$43,661	100.0%	$34,577	100.0%	$9,084	26.3%

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$36,358	42.6%	$34,893	44.0%	$1,465	4.2%
Enterprise Networking Products	37,930	44.5%	29,027	36.6%	8,903	30.7%
Non-Core Products	10,984	12.9%	15,467	19.5%	(4,483)	(29.0)%

Net Product Revenues	$85,272	100.0%	$79,387	100.0%	$5,885	7.4%

        Net product revenues for the second quarter of 2010 were $43.7 million compared to $34.6 million for the same period in 2009. This increase of $9.1 million or 26.3% was driven primarily by overall strengthening customer demand for our core products. Carrier Networking increased by $1.1 million or 7.0%. Enterprise Networking increased $6.7 million or 51.5% due to an increase in physical layer, PMD and signal integrity product segments as well as growth in both Ethernet and fabric switch products. Sales of Non-Core Products were up $1.2 million or 22.4% due to strength in our NPU products selling into Carrier-Ethernet applications. Our Non-Core Products are product lines that have had minimal on-going investment over the prior three years and as a result have generally been in decline.

Intellectual Property Revenues

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Amount	% of Licensing Revenues	Amount	% of Licensing Revenues	Change	% Change
	(in thousands, except percentages)
Licensing Revenues	$250	100.0%	$—	100.0%	$250	100.0%

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009
	Amount	% of Licensing Revenues	Amount	% of Licensing Revenues	Change	% Change
	(in thousands, except percentages)
Licensing Revenues	$290	100.0%	$5,000	100.0%	$(4,710)	(94.2)%

        In 2008, we began to leverage our substantial intellectual property portfolio into licensing opportunities with third-parties. Intellectual property revenues were $0.3 million in the second quarter of 2010; no revenues were recognized in the second quarter of 2009. We recognized $0.3 million and $5.0 million in the first six months of year 2010 and 2009, respectively. No royalties were received or recognized in the second quarter of 2010.

Cost of Revenues

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Cost of revenues	$19,362	$18,228	$1,134	6.2%
Percent of net revenues	44.1%	52.7%

	Six Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Cost of revenues	$38,465	$40,675	$(2,210)	(5.4)%
Percent of net revenues	45.0%	48.2%

        As a fabless semiconductor company, our cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; and (iii) labor and overhead costs associated with product procurement and testing.

        Our cost of revenues increased from $18.2 million for the three months ended March 31, 2009 to $19.4 million for the same period in 2010, primarily due to increased product shipments. As a percentage of net revenues, our cost of revenues was 44.1% in the second quarter of 2010 compared with 52.7% in the second quarter of 2009, respectively. The decrease in our cost of revenues as a percentage of net revenues is due to higher revenues, effective cost controls and favorable mix of products. The increase in revenues allowed us to better leverage fixed manufacturing labor and overhead costs. We made progress in transitioning our test manufacturing activities from our California facility to an outsource model in an offshore facility, resulting in reduced costs of test. In addition, we had a favorable mix of products with higher shipments of legacy fibre channel physical layer components and NPUs that have generally lower cost of revenue. Through March 31, 2010, our cost of revenues decreased to $38.5 million from $40.7 million in the same period of 2009. As a percentage of net revenues, our cost of revenues was 45.0% for the six months ended March 31, 2010 compared to 48.2% in the same period of 2009. The decrease was due to reduced cost in our physical layer and ethernet switch product lines as a result of on-going cost control efforts including yield enhancement efforts and reduced testing costs.

        There was no cost of revenues associated with intellectual property licensing revenues of $0.3 million in the quarter ended March 31, 2010 and $5.0 million for the six months ended 2009. As a percentage of sales, excluding IP revenue, cost of revenues were 45.1% in the six months ended March 31, 2010 compared to 51.2% for the same period last year.

Engineering, Research and Development

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Engineering, research and development	$12,276	$10,939	$1,337	12.2%
Percent of net revenues	28.0%	31.6%

	Six Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Engineering, research and development	$24,235	$22,520	$1,715	7.6%
Percent of net revenues	28.3%	26.7%

        We believe that continued investment in the design and development of future products is vital to maintaining a competitive edge. Engineering, research and development expenses consist primarily of salaries and related costs, including share-based compensation expense of employees engaged in research, design, and development activities. Engineering, research and development also includes costs of mask sets, electronic design automation tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

        Engineering, research and development expenses increased $1.3 million and $1.7 million for the three and six months ended March 31, 2010, respectively, compared to the same periods of 2009. The increase is attributable to increased labor costs due to increased headcount and contract labor and due to elimination of temporary salary reductions that were in place in prior periods. For the three month period, there was also a $0.6 million increase in engineering tools.

Selling, General and Administrative

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Selling, general and administrative	$9,083	$9,930	$(847)	(8.5)%
Percent of net revenues	20.7%	28.7%

	Six Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Selling, general and administrative	$19,612	$20,349	$(737)	(3.6)%
Percent of net revenues	22.9%	24.1%

        Selling, general and administrative expense consists primarily of personnel-related expenses, including share-based compensation expense, legal and other professional fees, facilities expenses, outside labor and communications expenses.

        In the second quarter of 2010, selling, general and administrative expense decreased by $0.9 million from the second quarter of 2009. As a percentage of net revenues, selling, general and administrative expense decreased from 28.7% to 20.7%. During the quarter, professional fees decreased by $0.7 million compared to the same quarter of the prior year due to the transitioning of accounting and finance functions from contract employees to full-time staff. The remainder of the decrease is the continuing benefit of our cost reduction efforts in the prior year.

        For the six months ended March 31, 2010, selling, general and administrative expense decreased by $0.7 million from the same period of 2009. As a percentage of net revenues, selling, general and administrative expense decreased from 24.1% to 22.9%. During the six month period ended March 31, 2009, we recognized a gain on the sale of our Colorado building, which offset selling, general and administrative expense for that period by $2.9 million. We did not have any similar transactions in 2010. In the six month period ended March 31, 2010, professional fees decreased by $2.0 million compared to the same period of the prior year due to the transitioning of accounting and finance functions from contract employees to full-time staff. During the period, we succeeded in reducing facilities, travel and supplies expenses by a total of $1.4 million due to our extensive cost reduction efforts. Compensation related costs for the six months ended March 31, 2010 decreased by $0.8 million compared to the same period in 2009 as a result of headcount reductions in 2009. During the six month period ended March 31, 2010, we incurred $1.0 million in non-capitalizable costs related to negotiating the restructuring of our debt, which was successfully completed on October 30, 2009. The remainder of the decrease is the continuing benefit of our cost reduction efforts in the prior year.

Accounting Remediation & Reconstruction Expense & Litigation Costs

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense	$—	$1,515	$(1,515)	(100.0)%
Percent of net revenues	0.0%	4.4%

	Six Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense	$73	$3,464	$(3,391)	(97.9)%
Percent of net revenues	0.1%	4.1%

        Accounting remediation and reconstruction expense and litigation costs consisted of fees incurred to resolve certain legal issues, remediate control deficiencies, and transition accounting and reporting responsibilities to full-time staff, in addition to the completion or settlement of audits, investigations and lawsuits related to prior accounting periods. We did not recognize any charges in the second quarter of 2010. Year-to-date, these costs totaled $73,000 and $3.5 million in 2010 and 2009, respectively. These costs consist primarily of legal fees related to accounting remediation work. These costs have decreased significantly since we have resolved certain legal issues, completed and filed all outstanding financial reports and transitioned accounting and reporting responsibilities to full-time staff.

Goodwill Impairment

	Six Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Goodwill Impairment	$—	$191,418	$(191,418)	100.0%
Percent of net revenues	0.0%	226.8%

        During the quarter ended December 31, 2008, we performed an analysis of our goodwill and determined that the carrying amount of goodwill exceeded the implied fair value of that goodwill. As a result of the analysis, we recorded an impairment charge to fully write off our goodwill balance of $191.4 million during the quarter ended December 31, 2008.

Amortization of Intangible Assets

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$182	$386	$(204)	(52.8)%
Percent of net revenues	0.4%	1.1%

	Six Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$431	$705	$(274)	(38.9)%
Percent of net revenues	0.5%	0.8%

        The decrease in amortization expense is primarily due to intangible assets related to our prior acquisitions of Adaptec and Infinera becoming fully amortized during 2009.

Interest Expense, net

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Interest expense, net	$32,951	$1,170	$31,781	2716.3%
Percent of net revenues	75%	3.4%

	Six Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Interest expense, net	$43,171	$2,300	$40,871	1777.0%
Percent of net revenues	50.5%	2.7%

        For the three and six month periods ended March 31, 2010, interest expense, net of interest income, increased by $31.8 million and $40.9 million, respectively, compared to the same periods in 2009. For both periods, the increase relates primarily to the change in the fair value of the embedded derivatives on the 2014 Debentures of $30.4 million and $38.6 million for the three and six month periods, respectively. Interest expense on the debentures and our Senior Secured Debt increased from 2009 to 2010 by $1.4 million and $2.3 million for the three and six month periods ended March 31, 2010, respectively. For the six months ended March 31, 2010, we also incurred $1.1 million of interest expense related to the extinguishment of the derivative liability-premium put associated with the 2024 Debentures.

Loss on Extinguishment of Debt

	Six Months Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$(21,576)	$—	$(21,576)	100.0%
Percent of net revenues	(25.2)%	0.0%

        Effective October 30, 2009, the Company finalized negotiations with the Noteholders of the 2024 Debentures to settle the obligations under the debentures, including all amounts owed under the derivative liability for the premium put option, with a combination of cash, shares of the Company's common stock, shares of the Company's Series B Preferred stock and a new issuance of $50.0 million of convertible bonds (see Note 3—Debt in the accompanying consolidated financial statements). The Company recorded the new instruments issued in the extinguishment of the 2024 Debentures at fair value and recognized $21.6 million loss for the difference between the fair values of the new instruments and approximately $0.8 million of fees paid to the creditors compared to the net carrying value of the 2024 Debentures. For the purposes of calculating this loss on extinguishment, the net carrying amount of the 2024 Debentures included the $96.7 million principal amount of the 2024 Debentures and $13.3 million of the premium put derivative, recorded at fair value.

Other Income (Expense), net

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Other income (expense), net	$29	$(48)	$77	(160.4)%
Percent of net revenues	0.1%	(0.1)%

	Six Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Other income, net	$105	$96	$9	9.4%
Percent of net revenues	0.1%	0.1%

        The change in other income primarily relates to foreign exchange transactions.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Income tax expense (benefit) expense	$4,147	$(554)	$4,701	848.6%
Percent of net revenues	9.4%	(1.6)%

	Six Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Income tax expense	$6,025	$96	$5,929	6176.0%
Percent of net revenues	7.0%	0.1%

        Income tax expense was $4.1 million for the second quarter of fiscal 2010 compared to income tax benefit of $0.6 million for the second quarter of fiscal 2009, an increase of $4.7 million. The increase in expense is primarily the result of limitations on the Company's NOL carryforwards as a result of an "ownership change" experienced for tax purposes on October 30, 2009. For the three months ended March 31, 2009, income tax benefit represents the impact of taxable losses for the three months ended March 31, 2009.

        Income tax expense was $6.0 million for the six months ended March 31, 2010 compared to income tax expense of $0.1 million for the six months ended March 31, 2009, an increase of $5.9 million. The increase in expense is primarily the result of limitations on the Company's NOL carryforwards as a result of an "ownership change" experienced for tax purposes on October 30, 2009. Net income tax expense for the six month ended March 31, 2010 represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards.

Liquidity and Capital Resources

        Cash and cash equivalents decreased to $37.2 million at March 31, 2010, from $57.5 million at September 30, 2009, primarily as a result of the pay-down of the Senior Term Loan of $5.0 million, repayment of a portion of the 2024 Debentures of $10.0 million and approximately $6.0 million in legal and other fees to complete the debt restructuring transaction.

	Six Months Ended March 31,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(1,503)	$(159)
Net cash (used in) provided by investing activities	(1,231)	2,819
Net cash used in financing activities	(17,620)	—

Net (decrease) increase in cash and cash equivalents	$(20,354)	$2,660
Cash and cash equivalents at beginning of period	57,544	36,722

Cash and cash equivalents at end of period	$37,190	$39,382

        In the six months ended March 31, 2010, our operating activities used $1.5 million in cash. Our net loss of $67.9 million for the six months ended March 31, 2010 included non-cash charges of $20.8 million for the loss on extinguishment of debt, $38.6 million in the change in the market value of the embedded derivative liability, $1.7 million of depreciation and $1.1 million of stock-based compensation. In the six months ended March 31, 2009, our operating activities used $0.2 million in cash. Our net loss of $197.0 million for the six months ended March 31, 2009 included $2.2 million of depreciation, $1.6 million of stock-based compensation, and $191.4 million of goodwill impairment offset by the gain on sale of the Colorado building of $2.9 million.

        Accounts receivable, net of allowance for sales return, increased $3.0 million from $15.1 million at September 30, 2009 to $18.1 million at March 31, 2010. The increase was primarily due to the timing of sales to our end users via our distributor network. Inventories increased $1.0 million, from $18.8 million at September 30, 2009 to $19.9 million at March 31, 2010, as our channel partners and distributors took action to increase their inventory in response to stronger demand. We were able to respond quickly to the change in demand, increasing orders to our suppliers.

        Investing activities used cash of $1.2 million in the six months ended March 31, 2010 for capital expenditures. Investing activities provided cash of $2.8 million in the six months ended March 31, 2009, which was primarily the result of the proceeds from the sale of the Colorado building for $6.0 million, net of commissions and transactions costs, partially offset by capital expenditures of approximately $1.2 million and additions to intangibles of $2.0 million.

        In the six months ended March 31, 2010, our financing activities used $17.6 million primarily due to a cash payment of $10.0 million to the holders of 2024 Debentures, $5.0 million to pay down the principal amount of the Senior Term Loan, equity issuance costs of $1.1 million and debt issuance costs of $1.4 million. (See Note 3—Debt in the accompanying consolidated financial statements).

        On October 30, 2009, we closed the debt restructuring transaction with our major creditors pursuant to which we issued approximately $50.0 million of 2014 Debentures (See Note 3—Debt in the accompanying consolidated financial statements). Annual interest payments on the 2014 Debentures will be $4.0 million annually, an increase of $2.5 million over the annual interest payments on the 2024 Debentures. The first interest payment on the 2014 Debentures is due April 1, 2010.

        Concurrent with the issue of the 2014 Debentures, the Company amended the terms of the Senior Term Loan Agreement. The amendment of the Senior Term Loan included a $5.0 million repayment of principal, a fee of 1.0% of the amount of repayments; and a change to the interest terms. The amended interest terms on the Senior Term Loan will not materially impact the amount of quarterly interest payments over the remaining life of the associated note, but additional interest expense accrued under a payment-in-kind interest ("PIK") provision will increase the final payment due on the Senior Term Loan at maturity in the fiscal year ending September 30, 2012 by approximately $2.6 million over the face value of the note.

        We believe that our available cash will be adequate to finance our operating needs and meet our obligations for the next 12 months.

Special Meeting of Stockholders

        At the special meeting of our stockholders on January 7, 2010, the stockholders approved an increase in the number of authorized shares of common stock from 500,000,000 to 5,000,000,000. This increase permits the conversion of the 2014 Debentures into shares of common stock and provides additional available shares for other general corporate purposes. In addition, the Company's shareholders also authorized the board of directors to affect a reverse stock-split when it is deemed appropriate. As of May 14, 2010, the reverse stock-split has not been executed.

Contractual Obligations

	Payment Obligations by Year
	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
Convertible subordinated debt	$—	$—	$50,000	$—	$50,000
Long term debt	—	25,000	—	—	25,000
Operating leases	3,076	5,814	2,711	199	11,800
Inventory and related purchase obligations	3,976	—	—	—	3,976
Software Licenses	7,059	9,425	3,200	—	19,684

Total	$14,111	$40,239	$55,911	$199	$110,460

        As of March 31, 2010, the 2014 Debentures, with a face value of $50.0 million, are outstanding. Additionally, we have $25.0 million in long-term debt under the Senior Term Loan. Payments with respect to the Senior Term Loan are interest only until the maturity date of October 29, 2011. Effective October 16, 2009, the Company entered into an amendment of the Senior Term Loan to include 2.0% payment-in-kind interest ("PIK"), plus an additional 0.3% PIK interest for every $1.0 million above $15.0 million of the senior term loan that is not paid down by the Company for the period from October 17, 2009 until maturity or full payment of the note. As part of the debt restructuring transactions, the Company paid $5.0 million of the original $30.0 million principal balance of the Senior Term Loan. Subsequent to the $5.0 million prepayment of the Senior Term Loan, the Company has the ability to reduce the rate of interest by 0.3% for every $1.0 million of additional principal prepayment. (See Note 3—Debt in the accompanying consolidated financial statements).

        We lease facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of March 31, 2010, are included in the table above.

        Inventory and related purchase obligations represent non-cancellable purchase commitments for wafers and substrate parts. Software license commitments represent non-cancellable licenses of intellectual property from third-parties used in the development of the Company's products.

        For purposes of the table above, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our vendors within a relatively short time.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates and is not material to our financial position. We do not hold or issue financial instruments for trading purposes.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2010, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, our disclosure controls and procedures were not effective because of the following material weaknesses in our internal control over financial reporting:

  •
  Our information systems lack sufficient controls limiting access to key applications and data; and

  •
  Effective controls to ensure the accuracy, valuation and timeliness of the financial accounting process around inventory, including a lack of accuracy and basis for valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

        Due to the identified material weaknesses, management has also concluded that the Company's internal control over financial reporting was not effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting and Remediation of the Material Weaknesses

        Management, in coordination with the input, oversight and support of our Audit Committee, continues its ongoing efforts to strengthen our internal control over financial reporting and to address the material weaknesses described above. We are investing in ongoing efforts to continuously improve the control environment and have committed considerable resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls. In addition to improving the effectiveness and compliance with key controls, our remediation efforts involve ongoing business and accounting process improvements and the implementation of key system enhancements. The process and system enhancements are generally designed to simplify and standardize business practices and to improve timeliness and access to associated accounting data through increased systems automation appropriate limitations around IT access as well as timely testing of controls throughout the year. While we expect remedial actions to be essentially implemented in 2010, some actions may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of 2010. We will continue to develop our remediation plans and implement additional measures during 2010 and possibly into 2011.

        For the period ended March 31, 2010, we have increased controls to limit access to key applications and data.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended December 31, 2009, which updated the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009.

ITEM 2.    UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

3.1*	Certificate of Incorporation.
10.1*†	Resignation and Separation Agreement and General Release of Claims between the Company and Michael Green dated February 5, 2010.
10.2*†	Employment Agreement between the Company and Christopher Gardner dated February 12, 2010.
31.1*	Rule13a-14(a)/302 SOX Certification of Chief Executive Officer.
31.2*	Rule13a-14(a)/302 SOX Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*
Filed herewith.

†
Executive Compensation Plan or Agreement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2010	VITESSE SEMICONDUCTOR CORPORATION
	By:	/s/ CHRISTOPHER R. GARDNER Christopher R. Gardner Chief Executive Officer
May 17, 2010	VITESSE SEMICONDUCTOR CORPORATION
	By:	/s/ RICHARD C. YONKER Richard C. Yonker Chief Financial Officer (Principal Financial and Accounting Officer)