Form 10-Q
period 2010-06-30
VITESSE SEMICONDUCTOR CORP
filed 2010-08-09
CIK 880446

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 5, 2010 there were 23,986,531 shares of the registrant's $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

(UNAUDITED) QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,621	$57,544
Accounts receivable, net	13,265	15,074
Inventory	24,241	18,809
Restricted cash	391	398
Prepaid expenses and other current assets	4,604	4,956

Total current assets	81,122	96,781
Property, plant and equipment, net	8,015	7,874
Other intangible assets, net	1,046	1,541
Other assets	3,845	3,077

	$94,028	$109,273

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,916	$11,191
Accrued expenses and other current liabilities	15,542	14,182
Derivative liability	—	12,209
Deferred revenue	4,720	4,566
Current portion of debt and capital leases	10	5,236
Convertible subordinated debt	—	10,000

Total current liabilities	35,188	57,384
Other long-term liabilities	1,796	1,810
Long-term debt, net of discount	25,689	24,652
Derivative liability	29,216	—
Convertible subordinated debt	38,606	86,700

Total liabilities	130,495	170,546

Commitments and contingencies
Shareholders' deficit:
Preferred stock—Series B, $0.01 par value, 10,000,000 shares authorized; 219,111 and no shares outstanding at June 30, 2010 and September 30, 2010, respectively	2	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 23,819,521 and 11,544,803 shares outstanding at June 30, 2010 and September 30, 2009, respectively	238	115
Additional paid-in-capital	1,816,373	1,756,797
Accumulated deficit	(1,853,162)	(1,818,271)

Total Vitesse Semiconductor Corporation shareholders' deficit	(36,549)	(61,359)
Noncontrolling interest	82	86

Total shareholders' deficit	(36,467)	(61,273)

	$94,028	$109,273

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)
Product revenues	$37,533	$36,356	$122,805	$115,743
Intellectual property revenues	—	8,250	290	13,250

Net revenues	37,533	44,606	123,095	128,993
Costs and expenses:
Cost of revenues	15,702	17,282	54,167	57,957
Engineering, research and development	13,674	11,200	37,909	33,720
Selling, general and administrative (net of a gain on the sale of building of $2.9 million for the nine months ended June 30, 2009)	8,669	11,412	28,281	31,761
Accounting remediation & reconstruction expense & litigation costs	—	(13,206)	73	(9,742)
Goodwill impairment	—	—	—	191,418
Amortization of intangible assets	182	362	613	1,068

Costs and expenses	38,227	27,050	121,043	306,182

Income (loss) from operations	(694)	17,556	2,052	(177,189)
Other income (expense):
Interest income (expense), net (including the change in derivative liability valuation of $32.8 million and ($5.9) million for the three and nine months ended June 30, 2010, respectively, and ($4.6) million for the three and nine months ended June 30, 2009)	30,275	(5,804)	(12,896)	(8,104)
Gain (loss) on extinguishment of debt	265	—	(21,311)	—
Other income (expense), net	(61)	(38)	44	58

Other income (expense), net	30,479	(5,842)	(34,163)	(8,046)
Income (loss) before income tax expense (benefit)	29,785	11,714	(32,111)	(185,235)
Income tax (benefit) expense	(3,244)	(696)	2,781	(600)

Net income (loss) from continuing operations	33,029	12,410	(34,892)	(184,635)
Income from discontinued operations, net	—	71	—	71

Net income (loss)	33,029	12,481	(34,892)	(184,564)

Net loss attributable to noncontrolling interest	—	—	(1)	(1)
Fair value adjustment of Preferred Stock—Series B	—	—	126	—

Net income (loss) available to common shareholders	$33,029	$12,481	$(35,017)	$(184,563)

Net income per preferred share
Net income	$6.92	$—	$—	$—
Preferred shares outstanding	219	—	—	—
Net income (loss) per common share—basic
Continuing operations	$1.38	$1.07	$(1.74)	$(16.12)
Net income (loss)	$1.38	$1.08	$(1.74)	$(16.11)
Net (loss) income per common share—diluted
Continuing operations	$0.96	$1.07	$(1.74)	$(16.12)
Net income (loss)	$0.99	$1.08	$(1.74)	$(16.11)
Weighted average common shares outstanding:
Basic	22,780	11,545	20,105	11,455
Diluted	34,544	11,587	20,105	11,455

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND
COMPREHENSIVE LOSS

							Total Vitesse Semiconductor Corporation Shareholders' Deficit
	Preferred Stock		Common Stock
					Additional Paid-in-Capital	Accumulated Deficit		Noncontrolling Interest	Total Shareholders' Deficit
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance at September 30, 2009	—	$—	11,544,803	$115	$1,756,797	$(1,818,271)	$(61,359)	$86	$(61,273)

Net loss	—	—	—	—	—	(34,891)	(34,891)	(1)	(34,892)
Compensation expense related to stock options and awards	—	—	—	—	1,724	—	1,724	—	1,724
Conversion of Series B Preferred Shares	(551,675)	(6)	2,758,377	28	(22)	—	—	—	—
Conversion of 8% Debentures			869,531	9	6,004		6,013		6,013
Debt restructuring costs	—	—	—	—	(1,050)	—	(1,050)	—	(1,050)
Tax expense on debt transaction	—	—	—	—	512	—	512	—	512
Shares issued pursuant to debt restructuring	770,786	8	8,646,810	86	52,408	—	52,502	—	52,502
Distribution to minority interest holders	—	—	—	—	—	—		(3)	(3)

Balance at June 30, 2010	219,111	$2	23,819,521	$238	$1,816,373	$(1,853,162)	$(36,549)	$82	$(36,467)

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net loss	$(34,892)	$(184,564)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,615	3,260
Share-based compensation	1,724	2,381
Change in market value of embedded derivative liability	5,860	4,636
Gain on conversion of debt	(265)	—
Loss on extinguishment of debt	20,765	—
Impairment of goodwill	—	191,418
Capitalization of interest	937	—
Amortization of debt issuance costs	605	566
Amortization of debt discount	1,311	—
Gain on sale of Colorado building	—	(2,924)
Other	511	(29)
Change in operating assets and liabilities:
Accounts receivable	1,809	(8,554)
Inventory	(5,432)	13,530
Restricted cash	7	197
Prepaids and other current assets	259	(566)
Accounts payable	3,725	880
Accrued expenses and other liabilities	1,346	(5,898)
Deferred revenue	154	(2,082)

Net cash provided by operating activities	1,039	12,251

Cash flows from investing activities:
Proceeds from sale of Colorado building	—	6,500
Transaction costs for sale of Colorado building	—	(547)
Capital expenditures	(2,150)	(1,540)
Purchase of intangible assets	(111)	(1,982)
Other	(3)	18

Net cash (used in) provided by investing activities	(2,264)	2,449

Cash flows from financing activities:
Payment of convertible debentures	(10,000)	—
Payment of senior debt	(5,000)	—
Debt issuance costs	(1,365)	—
Equity issuance costs	(1,050)	—
Prepayment fee on senior debt	(50)	—
Payment of capital lease obligations	(233)	—

Net cash used in financing activities	(17,698)	—

Net (decrease) increase in cash	(18,923)	14,700
Cash and cash equivalents at beginning of period	57,544	36,722

Cash and cash equivalents at end of period	$38,621	$51,422

Cash paid during the year for:
Interest	$4,155	$3,402
Income taxes	$643	$2,352
Supplemental disclosure of non-cash transactions:
Non-cash investing and financing activities:
Issuance of 2014 convertible debentures	$40,343	$—
Common stock issued in exchange for 2024 debentures	$36,317	$—
Preferred stock—Series B issued in exchange for 2024 debentures	$16,187	$—
Compound embedded derivative issued in exchange for 2024 debentures	$27,925	$—
Common stock issued in exchange for 2014 debentures	$6,013	$—
Common stock issued in exchange for Preferred Stock Series B	$27,584	$—

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 1. The Company and its Significant Accounting Policies

Description of Business

        Vitesse Semiconductor Corporation ("Vitesse," the "Company," "us" or "we") is a leading worldwide supplier of high-performance integrated circuits ("ICs") that are utilized primarily by manufacturers of networking systems for carrier, enterprise and storage communications applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, cost-competitive semiconductor products. For more than 25 years, Vitesse has led the transition of new technologies in communications networks.

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

        The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at June 30, 2010 and September 30, 2009, the consolidated results of our operations for the three and nine months ended June 30, 2010 and 2009, our consolidated cash flows for the nine months ended June 30, 2010 and 2009 and the changes in our shareholders' equity/deficit and comprehensive loss for the nine months ended June 30, 2010. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

        On January 7, 2010, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to affect a reverse stock split of the Company's common stock at a reverse split ratio between one-for-20 and one-for-50, to be selected by the Board of Directors. On May 17, 2010, the Company announced its plans to complete a one-for-20 reverse stock split of its common stock, to take effect on June 30, 2010.

        Immediately prior to the one-for-20 reverse stock split on June 30, 2010, there were five billion shares of common stock authorized and 476,399,949 common shares issued and outstanding. Subsequent to the reverse stock split, there were 250 million common shares authorized, 23,819,521 common shares issued and outstanding. The Company did not issue fractional shares in connection with the reverse stock split and stockholders otherwise entitled to receive fractional shares received cash in lieu of fractional shares. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split. There was no net effect on total shareholders' equity as a result of the reverse stock split.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

Note 1. The Company and its Significant Accounting Policies (Continued)

        The Company's fiscal year is October 1 through September 30.

Reclassifications

        Certain reclassifications have been made to prior-year amounts and related footnotes to conform to current-year presentation.

Correction of Error

        During the first quarter of 2010, we identified an error in our financial statements as of September 30, 2009 and for the quarter and year then ended. This error was the result of an operational change that was not appropriately reflected in our inventory costing and accounting processes. In accordance with Accounting Standards Codification ("ASC") Topic 250, "Accounting Changes and Error Corrections," originally issued as SAB No. 99 "Materiality" and SAB No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," management evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior periods. Further, we evaluated the materiality of the error on the results of operations for the first quarter as well as the expected results of operations for the full year and concluded that the error in the first quarter was quantitatively significant to the first quarter financial statements but was not anticipated to be material to the full year or the trend of financial results. Accordingly, we corrected the error in the first quarter. The effects of the adjustment to correct the error on specific line items of the financial statements for the nine months ended June 30, 2010 were as follows:

Nine Months Ended June 30, 2010 (unaudited)
Decrease in cost of sales	$934
Increase in income from operations	934
Decrease in net income	934
Net loss per share—basic and diluted	$(0.05)

        The adjustment to correct the error had no impact on the three months ended June 30, 2010. The net loss per share—basic and diluted was adjusted to reflect our June 30, 2010 one-for-20 reverse stock split.

Computation of Net Income (Loss) per Share

        In accordance with ASC Topic 260 "Earnings Per Share" ("ASC 260") originally issued as SFAS 128, "Earnings per Share," basic net income and loss per share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period.

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

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

Note 1. The Company and its Significant Accounting Policies (Continued)

common stock equivalents if, using the treasury stock method, they are determined to be dilutive. The dilutive effect of the convertible preferred stock and convertible debentures is determined using the if-converted method.

        For the nine months ended June 30, 2010 and 2009, the Company recorded a loss from continuing operations and in accordance with ASC 260, all outstanding potential common shares were excluded from the diluted loss per share computation. For periods in which the Company reports a loss from continuing operations, diluted loss per share is calculated using only the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive. For the three months ended June 30, 2010 , we recorded income from continuing operations and accordingly included common stock equivalents from the convertible debentures, convertible preferred stock, stock options and restricted stock units in the diluted earnings per share calculation. For the three months ended June 30, 2009, we recorded income from continuing operations and accordingly included common stock equivalents from restricted stock units in the diluted earnings per share calculation.

        Our shares of Series B Preferred Stock are participating securities. Holders of these shares are entitled to receive, when, as and if dividends are declared by the Board on the common stock, dividends in an amount equal to 10% of par value per share of the Series B Preferred Stock plus the amount of dividends that would have been payable on the shares of common stock into which the Series B Preferred Stock could be converted on an if-converted basis. Accordingly, we used the two-class method, as prescribed by ASC 260, in determining the earnings for each class of stock.

Financial Instruments

        ASC Topic 825, "Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and various debt instruments. These financial instruments are stated at their carrying values, which are estimates of their fair values because of their nearness to cash settlement or the comparability of their terms to the terms we could obtain, for similar instruments, in the current market.

        Restricted cash consists of interest-bearing certificates of deposit ("CDs") collateralizing letters of credit and other commitments. As of June 30, 2010 and September 30, 2009, the Company had approximately $1.8 million and $2.0 million, respectively, in CDs.

        Our senior term loan is stated at carrying value of $25.0 million as of June 30, 2010 and $30.0 million as of September 30, 2009, which are estimates of its fair value.

        We estimate the fair values of the 2014 Debentures and embedded derivatives using a convertible bond valuation model within a lattice framework. These valuations are determined using Level 3 inputs. The valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of the Company's common stock into which the 2014 Debentures are convertible. The fair value of the 2014 Debentures includes the face value of the debentures plus the discount, which is amortized as interest expense over the life of the debentures. The fair value of the 2014 Debentures was $44.3 million as of June 30, 2010.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

Note 1. The Company and its Significant Accounting Policies (Continued)

On October 30, 2009, the date of issuance, the fair value of the bifurcated compound derivative was $28.0 million. As of June 30, 2010, the fair value of the bifurcated compound derivative was $29.2 million. The change in fair value is reflected as an increase of interest expense in the Statement of Operations for the nine month period ended June 30, 2010.

        The Company will continue to mark the bifurcated compound derivative to market due to the conversion price not being indexed to the Company's own stock. Specifically, the feature requiring the Company to redeem foregone interest upon conversion by the holder causes the exercise price not to be indexed to the Company's own stock. The change in the fair value of the bifurcated compound derivative is primarily related to the change in price of the underlying common stock. The change in value of the bifurcated compound derivative is a non-cash item; further, the Company can elect to settle the embedded derivative in either cash or common shares. As of June 30, 2010, the Company has enough common shares to settle all of its potential conversion obligations. The Company intends to settle this obligation in common shares should it be exercised by its holders. As the Company intends to, and has the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470 Debt ("ASC 470"), the Company has reclassified the liability as a long-term liability on its Consolidated Balance Sheet as of June 30, 2010.

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

Note 2. Supplemental Financial Information

Inventory

        The following table presents the principal components of the Company's inventory:

	June 30, 2010 (unaudited)	September 30, 2009
	(in thousands)
Inventory:
Raw materials	$3,591	$1,411
Work-in-process	8,915	8,335
Finished goods	11,735	9,063

Total	$24,241	$18,809

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

Note 2. Supplemental Financial Information (Continued)

Revenues by Product Markets

        The following table presents revenues from the Company's product markets:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
	(in thousands)
Carrier Networking Products	$14,983	$16,689	$51,341	$51,582
Enterprise Networking Products	18,725	14,960	56,655	43,987
Non-Core Products	3,825	4,707	14,809	20,174

Net Product Revenues	$37,533	$36,356	$122,805	$115,743

Revenues from Intellectual Property

        The following table presents revenues from intellectual property:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
	(in thousands)
Licensing Revenues	$—	$8,250	$290	$13,250

Revenues by Geographic Area

        The following table presents revenues by geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
	(in thousands)
North America(1)	$13,908	$20,448	$48,961	$60,341
Asia Pacific	18,053	20,507	55,014	49,534
Europe	5,572	3,651	19,120	19,118

Total Net Revenues	$37,533	$44,606	$123,095	$128,993

(1)
North America includes the United States, Canada and Mexico

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

Note 2. Supplemental Financial Information (Continued)

Computation of Net Income (Loss) per Share

        The following table presents the computation of income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
	(in thousands, except per share data)
Net income (loss) from continuing operations	$33,029	$12,410	$(34,892)	$(184,635)
Income from discontinued operations, net	—	71	—	71

Net income (loss)	33,029	12,481	(34,892)	(184,564)

Net loss attributable to noncontrolling interest	—	—	(1)	(1)
Fair value adjustment of Preferred Stock—Series B	—	—	126	—

Net income (loss) available to common shareholders	33,029	12,481	(35,017)	(184,563)

Impact of assumed conversion of 2014 Debentures:
Interest on 2014 Debentures, net of tax	1,161	—	—	—

Net income (loss) available to common shareholders plus assumed conversions	$34,190	$12,481	$(35,017)	$(184,563)

Allocation of undistributed earnings to preferred stock	1,516	—	—	—
Preferred Stock—Series B	219	—	—	—
Net income per preferred share	$6.92	$—	$—	$—
Allocation of undistributed earnings to common stock—basic
Net income from continuing operations	$31,513	$—	$—	$—
Income from discontinued operations, net	—	—	—	—

Net income	31,513	—	—	—

Weighted average number of shares—basic	22,780	11,545	20,105	11,455
Effect of dilutive common stock equivalents from:
Outstanding stock options	149	—	—	—
Outstanding restriced stock units	187	42	—	—
Convertible preferred stock	1,096	—	—	—
2014 Convertible debentures	10,332	—	—	—

Weighted average number of shares—diluted	34,544	11,587	20,105	11,455
Net income (loss) per common share
Basic:
Net income (loss) from continuing operations	$1.38	$1.07	$(1.74)	$(16.12)
Income from discontinued operations, net	—	0.01	—	0.01

Net income (loss)	1.38	1.08	(1.74)	(16.11)

Fair value adjustment of Preferred Stock—Series B	—	—	—	—

Net income (loss) available to common shareholders	$1.38	$1.08	$(1.74)	$(16.11)

Diluted:
Net income (loss) from continuing operations	$0.96	$1.07	$(1.74)	$(16.12)
Income from discontinued operations, net	—	0.01	—	0.01
Net income (loss)	0.96	1.08	(1.74)	(16.11)
Fair value adjustment of Preferred Stock—Series B	—	—	—	—

Net income (loss) available to common shareholders	0.96	1.08	(1.74)	(16.11)

Impact of assumed conversion of 2014 Debentures:
Interest on 2014 Debentures, net of tax	0.03	—	—	—

Net income available to common shareholders plus assumed conversions	$0.99	$1.08	$—	$—

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

Note 2. Supplemental Financial Information (Continued)

        For the nine-month periods ended June 30, 2010 and 2009, the Company recorded a loss from continuing operations and in accordance with ASC 260, all outstanding potential common shares were excluded from the diluted loss per share computation. For periods in which the Company reports a loss from continuing operations, diluted loss per share is calculated using only the weighted average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive. For the three months ended June 30, 2010, we recorded income from continuing operations and accordingly included common stock equivalents from the convertible debentures, convertible preferred stock, stock options and restricted stock units in the diluted earnings per share calculation. For the three months ended June 30, 2009, we recorded income from continuing operations and accordingly included common stock equivalents from restricted stock units in the diluted earnings per share calculation.

        Under the two-class method of determining earnings for each class of stock, we consider the dividend rights and participation rights in undistributed earnings for each class. For the three months ended June 30, 2010, the dividend rights on the outstanding preferred shares are not material to the calculation and are therefore not considered in determining earnings and losses per preferred share. The allocation of undistributed earnings to preferred shares is equal to the amount of earnings per common share that would be distributed on an if-converted basis.

        The potential common shares excluded from the diluted income (loss) per share computation are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
	(in thousands)
Outstanding stock options	951	1,080	1,015	1,082
Outstanding restricted stock units	28	—	96	18
Outstanding warrants	8	8	8	8
Convertible preferred stock	—	—	1,096	—
2014 Convertible debentures	—	—	10,332	—
2024 Convertible debentures	—	1,899	—	1,899

Total potential common shares excluded from calculation	987	2,987	12,547	3,007

Note 3. Debt

        As of September 30, 2009, we had outstanding a $30.0 million senior secured term loan with Whitebox VSC, Ltd. (the "Senior Term Loan") and $96.7 million in aggregate principal amount of 1.5% Convertible Subordinated Debentures due 2024 (the "2024 Debentures). Effective October 16, 2009, the Company entered into an agreement to amend the Senior Term Loan with Whitebox. Pursuant to the amendment to the Senior Term Loan, the Company repaid $5.0 million of the original $30.0 million and agreed to an interest rate increase on the remaining $25.0 million outstanding. In

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

Note 3. Debt (Continued)

accordance with ASC 470, this transaction was accounted for as a debt modification whereby fees of $0.5 million incurred pursuant to the modification were expensed as incurred.

        The Company also entered into a Debt Conversion Agreement (the "Conversion Agreement") with the beneficial owners of more than 96.7% of the 2024 Debentures (the "Noteholders"). Pursuant to the Conversion Agreement, the Noteholders agreed to exchange their 2024 Debentures for a combination of $6.4 million in cash, 8,646,811 shares of common stock, and $50.0 million in newly issued 8.00% Convertible Second Lien Debentures Due 2014 (the "2014 Debentures") convertible into 11,109,556 shares of common stock. 770,785 shares of Series B Preferred Stock were also issued to certain Noteholders. The Conversion Agreement was consummated on October 30, 2009. The Company also paid $3.6 million in cash to 3.3% of the holders of the 2024 Debentures who declined to participate in the Conversion Agreement.

        In accordance with ASC 470, this transaction was accounted for as a debt extinguishment, pursuant to which the Company recognized a $21.6 million loss. The loss on the extinguishment of debt was calculated as the difference between the aggregate fair values of the new instruments, including the compound embedded derivative associated with the 2014 Debentures, totaling $130.8 million, plus $0.8 million in additional amounts and fees paid to the creditors, compared to the net carrying values of the 2024 Debentures and related premium put derivative of $96.7 million and $13.3 million, respectively.

        In connection with the debt exchange and the debt modification, the Company incurred third-party costs of approximately $2.9 million that were allocated to the underlying financial instruments issued based on the relative fair value of each instrument. Of the total fees incurred, $0.5 million was allocated to the modification of the Senior Term Loan and expensed as incurred, $1.0 million was allocated to the issuance of the common and preferred shares and charged against additional paid-in capital, and $1.4 million was allocated to the issuance of the 2014 Debentures and was capitalized in other assets as debt issuance costs, to be amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of June 30, 2010 were $1.1 million.

        On May 14, 2010, the Company received a Conversion Notice from one of the Noteholders of the 2014 Debentures of its intent to convert $3.5 million face amount of its holdings. The Company converted the principal amount of the submitted debentures into shares of common stock and elected to pay the "Make-Whole Amount" (as defined in the Indenture) in shares of common stock. 777,778 shares of the Company's common stock were issued on May 20, 2010 in settlement of the $3.5 million of debentures based on a conversion price of $4.50 per share. On June 7, 2010, 91,753 shares of common stock were issued in settlement of the Make-Whole Amount obligation.

        In accordance with ASC 470, this conversion was accounted for as a debt extinguishment due to the bifurcation of the compound embedded derivative. The Company recognized a gain of $0.3 million in the accompanying financial statements. The gain on the extinguishment of debt was calculated as the difference between the fair value of the shares of common stock issued and the recorded value of the debt extinguished, which included a pro rata share of 1) debt issue costs; 2) debt discount; and 3) fair value of the embedded derivative on the date of the conversion.

        The Company has relied on the Noteholders' representation in the Conversion Notice that the Noteholder would not own more than 9.99% of the outstanding common stock of the Company after

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

Note 3. Debt (Continued)

the conversion of the debentures and payment of the Make-Whole Amount in shares of the Company's common stock.

Note 4. Fair Value Measurements

        Assets and liabilities measured at fair value on a recurring basis include the following at June 30, 2010 and September 30, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2010 (unaudited)
Derivative liability—premium put	$—	$—	$—	$—
Derivative liability—compound embedded derivative	—	—	29,216	29,216
September 30, 2009
Derivative liability—premium put	$—	$—	$12,209	$12,209
Derivative liability—compound embedded derivative	—	—	—	—

        The following table provides a reconciliation of the beginning and ending balances for the derivative liability—premium put and derivative liability—embedded compound derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Derivative liability—premium put related to 2024 Debentures	Compund Embedded Derivative related to 2014 Debentures
Balance at September 30, 2009	$12,209	$—
Transfers in and /or out of Level 3	—	27,925
Total losses included in earnings	1,096	1,291
Settlement	(13,305)	—

Balance at June 30, 2010 (unaudited)	$—	$29,216

        The compound embedded derivative liability, which is included in long term liabilities, represents the value associated with the right of the holders of the 2014 Debentures associated with the equity conversion feature and a "make-whole" feature of the 2014 Debentures.

        There is no current observable market for this type of derivative and, as such, we determined the value of the embedded derivative using a lattice-based convertible bond valuation model that combined expected cash outflows with market-based assumptions. The fair value of the 2014 Debentures without the embedded compound derivative feature was also estimated using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding shares of our common stock into which the 2014 Debentures are convertible. The Company will mark the embedded derivative to market due to the conversion price not being indexed to the Company's own stock. The change in the fair value of the bifurcated compound embedded derivative is primarily related to the change in price of the underlying common stock. At the Company's option it can settle the embedded derivative in either cash or

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

Note 4. Fair Value Measurements (Continued)

common shares. As of June 30, 2010, the Company has enough common shares to settle the entire obligation in shares. The Company intends to settle this obligation in common shares. As the Company intends to, and has the ability to, satisfy the obligations with equity securities, in accordance with ASC 470, the Company has reclassified the liability as a long-term liability on its Consolidated Balance Sheet as of June 30, 2010. The change in fair value of the compound embedded derivative liability is recorded in interest expense.

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

Note 5. Income Taxes

        The provision for income taxes as a percentage of income from continuing operations before income taxes was 8.84% for the nine months ended June 30, 2010 compared to 5.84% for the comparable period in the prior year. For the year ending September 30, 2010, the Company's estimated effective tax rate is 8.84%. The Company's effective tax rate is primarily impacted by continuing operating losses.

        At October 1, 2009, the Company had net deferred tax assets of $422.1 million before considering the effect of the valuation allowance. These deferred tax assets were primarily composed of net operating loss ("NOL") carryforwards, research and development credits, tangible and intangible assets recovery, and other accruals and reserves. Due to uncertainties surrounding the Company's ability to generate future taxable income to utilize the deferred tax assets, management had recorded a full valuation allowance against the deferred tax assets.

        Effective October 16, 2009, the Company entered into a Debt Conversion Agreement (the "Conversion Agreement") with the beneficial owners of more than 96.7% of the 2024 Debentures (the "Noteholders") whereby the Noteholders agreed to exchange their 2024 Debentures for a combination of cash, shares of common stock, the 2014 Debentures and, in some cases, shares of Series B Preferred Stock. The Conversion Agreement was consummated on October 30, 2009 (the "Closing Date"). (See Note 3—Debt in the accompanying unaudited financial statements).

        The Federal Tax Reform Act of 1986, and similar state laws, contains provisions that may limit the net operating loss and tax credits carry-forwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. Under IRC Section 382 and 383 rules, a change in ownership can occur whenever there is a shift in ownership by more than fifty percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the NOLs and credits may be impaired.

        We performed a study to evaluate the status of net operating losses. Based on that study, we believe that, as a result of the Conversion Agreement discussed above, the Company experienced an "ownership change" as defined for U.S. federal income tax purposes as of October 30, 2009 that will trigger an impairment of the use of our NOLs and credits as of the fiscal year ended September 30,

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

Note 5. Income Taxes (Continued)

2010. As a result of the ownership change, the Company only has approximately $55.7 million of NOLs that can be used in future tax years and is subject to an annual limitation of $3.1 million in utilizing its NOLs. The NOLs will expire in fiscal year 2030. Also, due to the ownership change, the research and development credits have been limited as to usage such that the Company does not anticipate being able to use any of its research and development credits existing as of October 30, 2009 in future tax years.

        ASC Topic 740 Income Taxes ("ASC 740"), originally issued as FIN 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109," prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Due to significant net operating losses, the cumulative effect of applying this interpretation upon adoption on October 1, 2009, had no impact on retained earnings.

        As a result of the adoption of ASC 740, the total amount of gross unrecognized tax benefits, for the nine-months ended June 30, 2010, increased by $344,000 for potential federal and state tax liabilities. These amounts, if recognized, would impact the effective tax rate.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010, no material interest or penalties were accrued due to significant net operating losses.

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

Note 6. Shareholders' Equity

Preferred Stock

        The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value of $0.01 per share, of which 800,000 shares have been designated as Series B Participating Non-Cumulative Convertible Preferred Stock, par value of $0.01 per share ("Series B Preferred Stock"). As of June 30, 2010, 219,111 shares of Series B Preferred Stock that are convertible into common stock on a five-to-one basis were outstanding. No preferred shares were outstanding as of September 30, 2009.

        The Company did not have sufficient authorized common shares for the conversion of all 770,786 shares of Series B Preferred Stock outstanding as of December 31, 2009. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity" ("ASC 480"), we classified 44,533 shares of Series B Preferred Stock as temporary equity in the mezzanine section of the balance sheet as of December 31, 2009. These shares were measured at $5.00 per share the fair value of the common stock they would have been converted into on that date. Upon our shareholders' approval of an increase in authorized common stock to a total of 250,000,000 shares on January 7, 2010, we had sufficient authorized common shares for the conversion of all preferred shares outstanding, and thus, all such shares are classified as permanent equity.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

Note 6. Shareholders' Equity (Continued)

        During the quarter ended June 30, 2010, 541,675 preferred shares were converted to 2,708,377 shares of common stock. The conversion rate for the shares of Series B Preferred Stock was adjusted to five-to-one from 100-to-one as a result of the June 30, 2010 one-for-20 reverse stock split.

Common Stock

        As of June 30, 2010 and September 30, 2009 the Company was authorized to issue up to 250,000,000 and 25,000,000 shares of common stock, par value of $0.01 per share, respectively. On October 30, 2009, in connection with our debt restructuring, we issued 8,646,811 shares of common stock. As of June 30, 2010 and September 30, 2009, 23,819,521 shares and 11,544,803 shares of common stock, were outstanding, respectively.

        On January 7, 2010, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to affect a reverse stock split of the Company's common stock at a reverse split ratio between one-for-20 and one-for-50, to be selected by the Board of Directors. On May 17, 2010, the Company announced its plans to complete a one-for-20 reverse stock split of its common stock, to take effect on June 30, 2010. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split. There was no net effect on total shareholders' equity as a result of the reverse stock split.

        Immediately prior to the one-for-20 reverse stock split on June 30, 2010, there were five billion shares of common stock authorized and 476,399,949 common shares issued and outstanding. Subsequent to the reverse stock split, there were 250 million common shares authorized, 23,819,521 common shares issued and outstanding. The Company did not issue fractional shares in connection with the reverse stock split and stockholders otherwise entitled to receive fractional shares received cash in lieu of fractional shares.

Stock Option Plans

        The Company has several share-based plans that have expired, but under which stock options are still outstanding. In February 2010, our board of directors approved our new plan, the 2010 Vitesse Semiconductor Corporation Incentive Plan (the "2010 Incentive Plan"). On May 11, 2010, the stockholders approved the 2010 Incentive Plan. The 2010 Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, restricted stock and stock units, and other stock and cash-based awards. The 2010 Incentive Plan replaced the Vitesse Semiconductor Corporation 2001 Stock Incentive Plan.

        Under all stock option plans, a total of 5,159,814 shares of common stock, have been reserved for issuance and 2,746,566 shares, remained available for future grant as of June 30, 2010. The following

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

Note 6. Shareholders' Equity (Continued)

table summarizes compensation costs related to the Company's share-based compensation plans (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
	(in thousands)
Cost of revenues	$100	$169	$326	$528
Engineering, research and development	183	242	587	678
Selling, general and administrative	314	386	811	1,175

Total share-based compensation expense	$597	$797	$1,724	$2,381

Stock Options

        Activity under all stock option plans for the nine months ended June 30, 2010 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding, September 30, 2009	1,061,816	$109.32
Granted	544,449	5.19
Cancelled or expired	(129,653)	292.49

Options outstanding, June 30, 2010 (unaudited)	1,476,612	54.85	6.35	$11,110

Options exercisable, June 30, 2010 (unaudited)	828,021	$93.20	3.97	$—

Restricted Stock Units

        A summary of restricted stock unit activity for the nine months ended June 30, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value per Share
Restricted stock units outstanding, September 30, 2009	171,907	$7.05
Awarded	574,550	5.43
Released	—
Forfeited	(14,589)	6.16

Restricted stock units outstanding, June 30, 2010 (unaudited)	731,868	$5.80

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

Note 7. Legal Proceedings

        We are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts, such as the matter described below.

The DOJ Subpoena and SEC Investigation

        In May 2006, we received a grand jury subpoena from the office of the United States Attorney for the Southern District of New York requesting documents from 1999 through the present. The Division of Enforcement of the SEC also conducted an investigation of Vitesse. The Division of Enforcement requested documents from January 1, 1995 through the present. Vitesse has cooperated with both government agencies in their investigations. While the investigation by the United States Attorney is still ongoing, the staff of the SEC's Division of Enforcement has agreed to recommend to the SEC a proposed settlement that would conclude for the Company all matters arising from the SEC investigation into historical stock option practices and certain other accounting irregularities. Under the proposed settlement, the Company would pay a $3.0 million civil penalty and consent to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. In connection with the Company's settlement with the staff of the Division of Enforcement, we recorded a $3.0 million expense related to the civil penalty payable to the SEC. The proposed settlement is contingent on the review and approval of final documentation by the Company and the staff of the SEC's Division of Enforcement, and is subject to final approval by the SEC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

        You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report, as well as in our Annual Report on Form 10-K for the year ended September 30, 2009 and in our other filings with the SEC, which discuss our business in greater detail.

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

Overview

        We design, develop and market a diverse portfolio of high-performance, cost-competitive semiconductor solutions for carrier and enterprise networks worldwide. We believe that engineering excellence and dedicated customer service distinguish Vitesse as an industry leader in high-performance Ethernet LAN, WAN, and RAN, Ethernet-over-SONET/SDH, optical transport (OTN), and best-in-class signal integrity, physical layer, and connectivity products for Ethernet, SONET, Fibre Channel, Serial Attached SCSI, InfiniBand(r), video, and PCI Express applications.

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

  •
  Issued $50.0 million in aggregate principal amount of the 2014 Debentures to the holders of the 2024 Debentures who participated in the transaction. The 2014 Debentures have a five-year term, an 8.0% annual interest rate and a conversion price of $4.50 per share. The indebtedness under these 2014 Debentures is secured by a second-priority security interest in substantially all of Vitesse's assets that is subordinated to the security of the Senior Term Loan.

  •
  Issued to the holders of the 2024 Debentures who participated in the exchange, 8,646,811 shares of common stock, and to some of those holders, an aggregate of 771,000 shares of a new Series B Preferred Stock, which are convertible into common stock on a five-to-one basis and have a dividend preference relative to the common stock. The Series B Preferred Stock and the 2014 Debentures include restrictions on conversion that prohibit holders of these securities from converting them if it would result in the holder beneficially owning more than 9.99% of Vitesse's outstanding common stock.

Critical Accounting Policies

        Our critical accounting policies are described in an Annual Report on Form 10-K for the year ended September 30, 2009. There have been no significant changes to these policies during the nine months ended June 30, 2010. These policies continue to be those that we believe are most important to a reader's ability to understand our financial results.

Valuation of Compound Embedded Derivative related to Subordinated Debentures

        In accordance with ASC Topic 815 Derivatives and Hedging ("ASC 815"), originally issued as SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. Management evaluated the terms and features of the 8.00% Convertible Second Lien Debentures Due 2014 (the "2014 Debentures") and identified an embedded derivative (the "compound embedded derivative" or "derivative liability") requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the compound derivative meet the criteria for bifurcation and accounting for separately as set forth in ASC 815 due to the conversion price not being indexed to the Company's own stock. Any gain or loss on the fair value of the compound derivative will be reflected in current earnings. The embedded compound derivative is comprised of the conversion option and a make-whole payment for foregone interest if the holder converts the debenture early. We estimated the approximate fair value of the compound derivative as the difference between the estimated value of the 2014 Debentures with and without the compound derivative features. The fair value of the 2014 Debentures was estimated using a convertible bond valuation model within a lattice framework. These valuations were determined using Level 3 inputs. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding shares of our common stock into which the 2014 Debentures are convertible. Our analysis was premised on the assumption that the holder would act in a manner that maximizes the potential return, or "payoff," at any given point in time. Included in this premise was the assumption that the holder would compare the potential return associated with each available alternative, including, as specified in the terms of the 2014 Debentures, holding the debt instrument, exercising an equity conversion option, or exercising a put option.

        On October 30, 2009, the date of issuance, the fair value of the bifurcated compound derivative was $28.0 million. As of June 30, 2010, the fair value of the bifurcated compound derivative was $29.2 million, with the change reflected as interest expense in the Statement of Operations for the nine-month period ended June 30, 2010. The change in the fair value of the bifurcated compound derivative is a non-cash item resulting from the increase in the market price of the underlying common stock. Should the holders convert the 2014 Debentures and receive the make-whole payment, settlement may be, at the Company's election, in shares of the Company's common stock. The Company intends to settle this obligation in common shares should it be exercised by its holders. As the Company intends to, and has the ability to, satisfy the obligations with equity securities, in accordance with ASC 470, the Company has reclassified the liability as a long-term liability on its Consolidated Balance Sheet as of June 30, 2010.

Results of Operations for the Three and Nine Months Ended June 30, 2010 compared to the Three and Nine Months Ended June 30, 2009

        The following table sets forth certain consolidated statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenues	41.8%	38.7%	44.0%	44.9%
Engineering, research and development	36.4%	25.1%	30.7%	26.1%
Selling, general and administrative	23.1%	25.6%	23.0%	24.6%
Accounting remediation & reconstruction expense & litigation costs	0.0%	(29.6)%	0.1%	(7.5)%
Goodwill impairment	0.0%	0.0%	0.0%	148.4%
Amortization of intangible assets	0.5%	0.8%	0.5%	0.8%

Costs and expenses	101.8%	60.6%	98.3%	237.3%
Income (loss) from operations	(1.8)%	39.4%	1.7%	(137.3)%
Other income (expense):
Interest income (expense), net	80.7%	(13.0)%	(10.5)%	(6.3)%
Gain (loss) on extinguishment of debt	0.7%	0.0%	(17.3)%	0.0%
Other income (expense), net	(0.2)%	(0.1)%	0.0%	0.0%

Other income (expense), net	81.2%	(13.1)%	(27.8)%	(6.3)%
Income (loss) before income tax expense (benefit)	79.4%	26.3%	(26.1)%	(143.6)%
Income tax expense (benefit)	(8.6)%	(1.6)%	2.3%	(0.5)%

Net income (loss) from continuing operations	88.0%	27.9%	(28.4)%	(143.1)%
Income from discontinued operations, net	0.0%	0.2%	0.0%	0.1%

Net income (loss)	88.0%	28.1%	(28.4)%	(143.0)%
Fair value adjustment of Preferred Stock—Series B	0.0%	0.0%	0.1%	0.0%

Net income (loss) available to common shareholders	88.0%	28.1%	(28.5)%	(143.0)%

  Product Revenues

        We classify our IC products into three categories: (i) Carrier Networking Products; (ii) Enterprise Networking Products; and (iii) Non-Core Products. The Carrier Networking Products line services core, metro and access networks. The Enterprise Networking Products line services the market for Ethernet switching and transmission within local area networks in small-medium business and enterprise (SMB/SME) markets. Our Non-Core Products are product lines have not received additional investment over the prior three years and as a result have generally been in decline. The following tables summarize our net product mix by product line.

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$14,983	39.9%	$16,689	45.9%	$(1,706)	(10.2)%
Enterprise Networking Products	18,725	49.9%	14,960	41.1%	$3,765	25.2%
Non-Core Products	3,825	10.2%	4,707	13.0%	$(882)	(18.7)%

Net Product Revenues	$37,533	100.0%	$36,356	100.0%	$1,177	3.2%

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$51,341	41.8%	$51,582	44.6%	$(241)	(0.5)%
Enterprise Networking Products	56,655	46.1%	43,987	38.0%	$12,668	28.8%
Non-Core Products	14,809	12.1%	20,174	17.4%	$(5,365)	(26.6)%

Net Product Revenues	$122,805	100.0%	$115,743	100.0%	$7,062	6.1%

        Net product revenues for the third quarter of 2010 were $37.5 million compared to $36.4 million for the same period in 2009. This increase of $1.2 million, or 3.2%, was driven primarily by overall strengthening customer demand for our core products. Carrier Networking decreased by $1.7 million, or 10.2%. This decline was due to weakness at several customers in China as well as a decline in legacy SONET products at several customers. Enterprise Networking increased $3.8 million, or 25.2%, due to an increase in Ethernet PHY and MAC products, our 10GbE physical layer products, as well as strength in signal and connectivity products, including our crosspoint switch family. Sales of Non-Core Products were down $0.9 million, or 18.7%, due to a decline of our legacy Raid-on-Chip and NPU product lines.

        Net product revenues for the nine months ended June 30, 2010 and 2009 were $122.8 million compared to $115.7 million for the same period in 2009. This increase of $7.1 million, or 6.1%, was driven primarily by overall strengthening customer demand for our core products. Carrier Networking was down $0.2 million, or 0.5%. This decline was due to weakness at several customers in China as well as a decline in legacy SONET products at several customers. Enterprise Networking increased $12.7 million, or 28.8%, due to an increase in Ethernet PHY and MAC products, our 10GbE physical layer products, as well as strength in signal and connectivity products including our crosspoint switch family. Sales of Non-Core Products were down $5.4 million or 26.6% due to a decline of our legacy Raid-on-Chip and NPU product lines.

Intellectual Property Revenues

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Licensing Revenues	$—	0.0%	$8,250	18.5%	$(8,250)	(100.0)%

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Licensing Revenues	$290	0.2%	$13,250	10.3%	$(12,960)	(97.8)%

        In 2008, we began to leverage our substantial intellectual property portfolio into licensing opportunities with third-parties. There were no intellectual property revenues in the third quarter of 2010 and intellectual property revenues were $8.3 million in the third quarter of 2009. We recognized $0.3 million and $13.3 million in the first nine months of year 2010 and 2009, respectively.

Cost of Revenues

	Three Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Cost of revenues	$15,702	$17,282	$(1,580)	(9.1)%
Percent of net revenues	41.8%	38.7%

	Nine Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Cost of revenues	$54,167	$57,957	$(3,790)	(6.5)%
Percent of net revenues	44.0%	44.9%

        As a fabless semiconductor company, our cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; and (iii) labor and overhead costs associated with product procurement and testing. There was no cost of revenues associated with intellectual property licensing revenues for any periods presented in this report.

        Our cost of net revenues decreased from $17.3 million for the three months ended June 30, 2009 to $15.7 million for the same period in 2010 primarily due to improvements in product costs. As a percentage of net product revenues, our cost of net product revenues was 41.8% in the third quarter of 2010 compared with 47.5% in the third quarter of 2009. We made progress in transitioning our test manufacturing activities from our California facility to an outsource model in an offshore facility resulting in reduced costs of test. Additionally, on-going cost reduction efforts to reduce materials costs and improve product yields have been effective at lowering cost of revenue.

        For the nine months ending June 30, 2010, our cost of net revenues decreased to $54.2 million from $58.0 million in the same period of 2009. As a percentage of net product revenues, our cost of net revenues was 44.1% for the nine months ended June 30, 2010 compared to 50.1% in the same period of 2009. Consistent with the three-month period described above, the decrease in cost of net revenues as a percentage of product revenues, was due to reduced costs of tests due to our outsource model and reduced materials costs and improved product yields.

Engineering, Research and Development

	Three Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Engineering, research and development	$13,674	$11,200	$2,474	22.1%
Percent of net revenues	36.4%	25.1%

	Nine Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Engineering, research and development	$37,909	$33,720	$4,189	12.4%
Percent of net revenues	30.7%	26.1%

        We believe that continued investment in the design and development of future products is vital to maintaining a competitive edge. Engineering, research and development expenses consist primarily of salaries and related costs, including share-based compensation expense of employees engaged in research, design and development activities. Engineering, research and development also includes costs of mask sets, electronic design automation tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

        In the third quarter of 2010, engineering, research and development expenses increased $2.5 million compared to the same periods of 2009. The increase is attributable to increased engineering tool costs of $1.5 million, primarily mask sets and labor costs of approximately $0.9 million due to increased headcount and the elimination of temporary salary reductions that were in effect in prior periods.

        For the nine months ended June 30, 2010, engineering, research and development expenses increased $4.2 million, compared to the same periods of 2009. The increase is attributable to increased labor costs of approximately $2.3 million due to increased contract labor, increased headcount and the elimination of temporary salary reductions that were in effect in prior periods. There was also a $1.9 million increase in engineering tools.

Selling, General and Administrative

	Three Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Selling, general and administrative	$8,669	$11,412	$(2,743)	(24.0)%
Percent of net revenues	23.1%	25.6%

	Nine Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Selling, general and administrative	$28,281	$31,761	$(3,480)	(11.0)%
Percent of net revenues	23.0%	24.6%

        Selling, general and administrative expense consists primarily of personnel-related expenses, including share based compensation expense, legal and other professional fees, facilities expenses, outside labor and communications expenses.

        In the third quarter of 2010, selling, general and administrative expense decreased by $2.7 million from the third quarter of 2009. As a percentage of net revenues, selling, general and administrative expense decreased from 25.6% to 23.1%. During the quarter ended June 30, 2009, the Company incurred broker fees of $1.8 million related to the sale of certain intellectual property patents that did not recur in 2010. Professional fees decreased by $0.7 million compared to the same quarter of the prior year due to the Company's successful efforts to decrease legal and accounting fees. The remainder of the decrease is the continuing benefit of our cost reduction efforts in the prior year.

        For the nine months ended June 30, 2010, selling, general and administrative expense decreased by $3.5 million from the same period of 2009. As a percentage of net revenues, selling, general and administrative expense decreased from 24.6% to 23.0%. During the nine-month period ended June 30, 2009, we recognized a gain on the sale of our Colorado building, which offset selling, general and administrative expense for that period by $2.9 million. The Company also recognized $1.8 million in broker fees related to the sale of certain intellectual property patents in the nine-month period ended June 30, 2009. We did not have any similar transactions in 2010. In the nine-month period ended June 30, 2010, professional fees decreased by $2.7 million compared to the same period of the prior year due to the Company's successful efforts to decrease legal and accounting fees. Compensation related costs for the nine-months ended June 30, 2010 decreased by $1.6 million compared to the same period in 2009 as a result of headcount reductions. During the period, we succeeded in reducing facilities, travel and supplies expenses by a total of $1.5 million due to our extensive cost-reduction efforts. During the nine-month period ended June 30, 2010, we incurred $1.0 million in non-capitalizable costs related to negotiating the restructuring of our debt, which was successfully completed on October 30, 2009. The remainder of the decrease is the continuing benefit of our cost reduction efforts in the prior year.

Accounting Remediation & Reconstruction Expense & Litigation Costs

	Three Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense & litigation costs	$—	$(13,206)	$13,206	(100.0)%
Percent of net revenues	0.0%	(29.6)%

	Nine Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Accounting remediation & reconstruction expense & litigation costs	$73	$(9,742)	$9,815	(100.7)%
Percent of net revenues	0.1%	(7.5)%

        Accounting remediation and reconstruction expense and litigation costs consisted of fees incurred to resolve certain legal issues, remediate control deficiencies, and transition accounting and reporting responsibilities to full-time staff, in addition to the completion or settlement of audits, investigations and lawsuits related to prior accounting periods.

        We did not recognize any charges in the third quarter of 2010. During the quarter ended June 30, 2009, we recorded a settlement with KPMG which resulted in a net credit of $16.0 million. We recorded a $3.0 million accrual due to the proposed settlement by the staff of Division of Enforcement related to their investigation of the Company's historical stock option practices and certain other accounting irregularities. Lastly, we reached a settlement with the IRS related to the exercise of backdated options, which resulted in a credit of $0.7 million.

        For the current year-to-date, these costs totaled $73,000, while for the nine-months ended June 30, 2009, we recognized a net credit of $9.7 million. During the 2009 period, we recorded a settlement with KPMG which resulted in a net credit of $16.0 million. We recorded costs of $4.0 million for work performed on stock option accounting and inventory valuation, revision of our revenue recognition policies, and other legal and financial issues. We recorded a $3.0 million accrual due to the proposed settlement by the SEC staff of Division of Enforcement related to their investigation of the Company's historical stock option practices and certain other accounting irregularities. Lastly, we reached a settlement with the IRS related to the exercise of backdated options, which resulted in a credit of $0.7 million.

Goodwill Impairment

	Nine Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Goodwill Impairment	$—	$191,418	$(191,418)	100.0%
Percent of net revenues	0.0%	148.4%

        During the quarter ended December 31, 2008, we performed an analysis of our goodwill and determined that the carrying amount of goodwill exceeded the implied fair value of that goodwill. As a result of the analysis, we recorded an impairment charge to fully write off our goodwill balance of $191.4 million during the quarter ended December 31, 2008.

Amortization of Intangible Assets

	Three Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$182	$362	$(180)	(49.7)%
Percent of net revenues	0.5%	0.8%

	Nine Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$613	$1,068	$(455)	(42.6)%
Percent of net revenues	0.5%	0.8%

        The decrease in amortization expense is primarily due to intangible assets related to our prior acquisitions of Adaptec and Infinera becoming fully amortized during 2009.

Interest Expense, net

	Three Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Interest income (expense), net	$30,275	$(5,804)	$36,079	(621.6)%
Percent of net revenues	80.7%	(13.0)%

	Nine Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Interest expense, net	$(12,896)	$(8,104)	$(4,792)	59.1%
Percent of net revenues	(10.5)%	(6.3)%

        For the three and nine month periods ended June 30, 2010, interest expense, net of interest income, decreased by $36.1 million and increased by $4.8 million, respectively, compared to the same periods in 2009. For both periods, the changes relate primarily to the change in the fair value of the derivative liability on the 2014 Debentures and 2024 Debentures (combined, "the Debentures"). Interest expense related to the change in the fair value of the Debentures decreased $37.4 million and increased $1.2 million for the three and nine month periods ended June 30, 2010, respectively. Interest expense on the Debentures and our Senior Secured Debt, net of interest income, increased from 2009 to 2010 by $1.3 million and $3.5 million for the three and nine month periods ended June 30, 2010, respectively. The increase in interest expense is the result of the higher combined effective interest rate on indebtedness as a result of the debt exchange.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Gain on extinguishment of debt	$265	$—	$265	100.0%
Percent of net revenues	0.7%	0.0%

	Nine Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$(21,311)	$—	$(21,311)	100.0%
Percent of net revenues	(17.3)%	0.0%

        Effective October 30, 2009, the Company finalized negotiations with the Noteholders of the 2024 Debentures to settle the obligations under the debentures, including all amounts owed under the derivative liability for the premium put option, with a combination of cash, shares of the Company's common stock, shares of the Company's Series B Preferred Stock and a new issuance of $50.0 million of convertible bonds (see Note 3—Debt in the accompanying unaudited consolidated financial statements). The Company recorded the new instruments issued in the extinguishment of the 2024 Debentures at fair value and recognized a $21.6 million loss for the difference between the fair values of the new instruments. For the purposes of calculating this loss on extinguishment, the net carrying amount of the 2024 Debentures included the $96.7 million principal amount of the 2024 Debentures and $13.3 million of the premium put derivative, recorded at fair value. During the three months ended June 30, 2010, the Company recognized a gain of $0.3 million on the conversion of $3.5 million face value of 2014 Debentures and the associated "Make-Whole Amount" into shares of the Company's common stock (see Note 3—Debt in the accompanying unaudited consolidated financial statements).

Other Income (Expense), net

	Three Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Other income (expense), net	$(61)	$(38)	$(23)	61%
Percent of net revenues	(0.2)%	(0.1)%

	Nine Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Other income, net	$44	$58	$(14)	(24.1)%
Percent of net revenues	0.0%	0.0%

        The change in other income primarily relates to foreign exchange transactions.

Income Tax (Benefit) Expense

	Three Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Income tax (benefit)	$(3,244)	$(696)	$(2,548)	366.1%
Percent of net revenues	(8.6)%	(1.6)%

	Nine Months Ended June 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Income tax expense (benefit)	$2,781	$(600)	$3,381	(563.5)%
Percent of net revenues	2.3%	(0.5)%

        Income tax benefit was $3.2 million for the third quarter of fiscal 2010 compared to income tax benefit of $0.7 million for the third quarter of fiscal 2009, an increase in benefit of $2.5 million. The increase is primarily the result of changes to the Company's projected annual tax expense during the period and limitations on the Company's NOL carryforwards as a result of an "ownership change" experienced for tax purposes on October 30, 2009. For the three months ended June 30, 2009, income tax benefit represents the impact of taxable losses for that period.

        Income tax expense was $2.8 million for the nine months ended June 30, 2010 compared to income tax benefit of $0.6 million for the nine months ended June 30, 2009, an increase in expense of $3.4 million. The increase in expense is primarily the result of limitations on the Company's NOL carryforwards following the "ownership change" experienced for tax purposes on October 30, 2009, as a result of debt restructuring. Net income tax expense for the nine months ended June 30, 2009 represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards.

Liquidity and Capital Resources

        Cash and cash equivalents decreased to $38.6 million at June 30, 2010, from $57.5 million at September 30, 2009, primarily as a result of the $5.0 million payment on the Senior Term Loan, repayment of a portion of the 2024 Debentures of $10.0 million and approximately $6.0 million in legal and other fees to complete the debt restructuring transaction.

	Nine Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$1,039	$12,251
Net cash (used in) provided by investing activities	(2,264)	2,449
Net cash used in financing activities	(17,698)	—

Net (decrease) increase in cash and cash equivalents	$(18,923)	$14,700
Cash and cash equivalents at beginning of period	57,544	36,722

Cash and cash equivalents at end of period	$38,621	$51,422

        In the nine months ended June 30, 2010, our operating activities provided $1.0 million in cash. Our net loss of $34.9 million for the nine months ended June 30, 2010 included non-cash charges of $20.8 million for the loss on extinguishment of debt, $5.9 million in the change in the market value of the embedded derivative liability, $2.6 million of depreciation and amortization, and $1.7 million of share-based compensation. In the nine months ended June 30, 2009, our operating activities provided $12.3 million in cash. Our net loss of $184.6 million for the nine months ended June 30, 2009 included $3.3 million of depreciation and amortization, $2.4 million of share-based compensation, and $191.4 million of goodwill impairment offset by the gain on sale of the Colorado building of $2.9 million.

        Accounts receivable, net of allowance for sales return, decreased $1.8 million from $15.1 million at September 30, 2009 to $13.3 million at June 30, 2010. The decrease was primarily due to the timing of sales to our end users via our distributor network and a small decrease in revenues compared to the three-months ended September 30, 2009. Inventories increased $5.4 million, from $18.8 million at September 30, 2009 to $24.2 million at June 30, 2010, as our channel partners and distributors took action to increase their inventory in response to stronger demand. We were able to respond quickly to the change in demand, increasing orders to our suppliers.

        Investing activities used cash of $2.3 million in the nine months ended June 30, 2010 for capital expenditures. Investing activities provided cash of $2.4 million in the nine months ended June 30, 2009, which was primarily the result of the proceeds from the sale of the Colorado building for $6.0 million, net of commissions and transactions costs, partially offset by capital expenditures of approximately $1.2 million and additions to intangibles of $2.0 million.

        In the nine months ended June 30, 2010, our financing activities used $17.7 million primarily due to a cash payment of $10.0 million to the holders of 2024 Debentures, $5.0 million to pay down the principal amount of the Senior Term Loan, equity issuance costs of $1.1 million and debt issuance costs of $1.4 million. (See Note 3—Debt in the accompanying unaudited consolidated financial statements).

        On October 30, 2009, we closed the debt restructuring transaction with our major creditors pursuant to which we issued approximately $50.0 million of 2014 Debentures (See Note 3—Debt in the accompanying unaudited consolidated financial statements). Annual interest payments on the 2014 Debentures will be $3.7 million annually, an increase of $2.2 million over the annual interest payments on the 2024 Debentures. The first interest payment on the 2014 Debentures was made on April 1, 2010.

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

Special Meeting of Stockholders

        At the special meeting of our stockholders on January 7, 2010, the stockholders approved an increase in the number of authorized shares of common stock from 25,000,000 to 250,000,000 . This increase permits the conversion of the 2014 Debentures into shares of common stock and provides additional available shares for other general corporate purposes. In addition, the Company's shareholders also authorized the board of directors to effect a reverse stock-split when deemed appropriate. The reverse stock split was effected June 30, 2010. All share and per share amounts have been retroactively adjusted to reflect our one-for-20 reverse stock split. There will be no net effect on total shareholders' equity as a result of the reverse stock split.

Contractual Obligations

	Payment Obligations by Year
	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
Convertible subordinated debt	$—	$—	$46,500	$—	$46,500
Long term debt	—	25,000	—	—	25,000
Operating leases	3,405	6,244	3,017	199	12,865
Inventory and related purchase obligations	8,450	—	—	—	8,450
Software Licenses	7,059	9,425	3,200		19,684

Total	$18,914	$40,669	$52,717	$199	$112,499

        As of June 30, 2010, the 2014 Debentures, with a face value of $46.5 million, are outstanding. Additionally, we have $25.0 million in long-term debt under the Senior Term Loan. Payments with respect to the Senior Term Loan are interest only until the maturity date of October 29, 2011. Effective October 16, 2009, the Company entered into an amendment of the Senior Term Loan to include 2.0% payment-in-kind interest ("PIK"), plus an additional 0.3% PIK interest for every $1.0 million above $15.0 million of the senior term loan that is not paid down by the Company for the period from October 17, 2009 until maturity or full payment of the note. As part of the debt restructuring transactions, the Company paid $5.0 million of the original $30.0 million principal balance of the Senior Term Loan. Subsequent to the $5.0 million prepayment of the Senior Term Loan, the Company has the ability to reduce the rate of interest by 0.3% for every $1.0 million of additional principal prepayment. (See Note 3—Debt in the accompanying unaudited consolidated financial statements).

        We lease facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of June 30, 2010, are included in the table above.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2010, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, our disclosure controls and procedures were not effective because of the following material weakness in our internal control over financial reporting:

  •
  Effective controls to ensure the accuracy, valuation and timeliness of the financial accounting process around inventory, including a lack of accuracy and basis for valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

        Due to the identified material weakness, management has also concluded that the Company's internal control over financial reporting was not effective as of June 30, 2010.

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

  •
  During the period ended June 30, 2010, the Company extensively expanded management review over key inventory metrics and transactions and increased controls over inventory cut-off as part of its remediation efforts with respect to the material weakness.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

3.1	*	Restated Certificate of Incorporation.

10.1	†	Vitesse Semiconductor Corporation 2010 Incentive Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 31, 2010).

10.2	*†	Automatic Equity Grant Program for Eligible Directors under the Vitesse Semiconductor Corporation 2010 Incentive Plan.

31.1	*	Rule13a-14(a)/302 SOX Certification of Chief Executive Officer.

31.2	*	Rule13a-14(a)/302 SOX Certification of Chief Financial Officer.

32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*
Filed herewith.

†
Executive Compensation Plan or Agreement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2010	VITESSE SEMICONDUCTOR CORPORATION
	By:	/s/ CHRISTOPHER R. GARDNER Christopher R. Gardner Chief Executive Officer
August 9, 2010	VITESSE SEMICONDUCTOR CORPORATION
	By:	/s/ RICHARD C. YONKER Richard C. Yonker Chief Financial Officer (Principal Financial and Accounting Officer)