Form 10-K
period 2010-09-30
VITESSE SEMICONDUCTOR CORP
filed 2010-12-01
CIK 880446

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
OR
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of March 31, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $56,561,579, based on the closing price on that date. As of December 1, 2010 there were 23,986,531 shares of the registrant's $0.01 par value common stock outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

VITESSE SEMICONDUCTOR CORPORATION

2010 ANNUAL REPORT ON FORM 10-K

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Annual Report"), in particular the discussion in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contains forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" under Part I, Item 1A of this Annual Report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

ITEM 1.    BUSINESS

Overview

        Vitesse Semiconductor Corporation ("we," "us," "Vitesse," or the "Company") is a leading supplier of high-performance integrated circuits ("ICs") that are utilized primarily by manufacturers of networking systems for Carrier and Enterprise Networking applications. Vitesse designs, develops, and markets a diverse portfolio of high-performance, low-power, and cost-competitive semiconductor products. For more than 25 years, Vitesse has been a leader in the transition of new technologies in communications networks.

        The Company's customers include leading communications and enterprise original equipment manufacturers ("OEMs") worldwide such as Alcatel-Lucent, Ciena, Cisco Systems, IBM, Ericsson, Fujitsu, Hewlett-Packard, Hitachi, Huawei Technologies, Nokia Siemens Networks, Tellabs, and ZTE. As of September 30, 2010, the Company operates four domestic design centers in the United States, in California, Oregon, Massachusetts, and Texas, and four international design centers in Taiwan, Denmark, Germany, and India.

        Vitesse was incorporated in the State of Delaware in 1987. The Company's principal office is located at 741 Calle Plano, Camarillo, California, and the Company's phone number is (805) 388-3700. The Company's stock trades on the OTCQB Marketplace of the Pink OTC Markets, Inc. ("Pink Sheets") under the ticker symbol VTSS.PK.

Industry Background

Communications Industry

        This past decade experienced dramatic growth in traffic in public and private communications networks, such as those used by long-distance and local exchange service providers, as well as specialized networks, such as those used by Internet service providers. This growth is driven by rapid adoption of data-intensive applications such as Internet access, e-commerce, Voice-over-Internet Protocol ("VoIP"), video conferencing and telepresence, Internet Protocol Television ("IPTV"), expansion in wireless networks driven by smartphones such as Apple's iPhone, and the prospect of the rapid adoption of cloud computing and software-as-a-service by Enterprises. The Company expects the pace of this growth in bandwidth and the related deployment of new services to continue well into the future. As a result, telecommunications service providers and Enterprises are facing the need to evolve their networks to support these new services and associated increased bandwidth demands, while limiting capital expenditures and curtailing the tremendous increases to power requirements. To address these challenges, communications service providers (i.e., Carriers) and Enterprises have begun to deploy equipment that is capable of more efficiently handling and transporting the various types of data-based traffic required by these new services. Communication providers are also upgrading their infrastructure to serve the variety of unique communications standards and protocols that deliver and process data. Increasingly, these new applications and services are created and delivered using Ethernet and Internet Protocol networking technologies.

Carrier Networking

        The telecommunications service provider Carrier Network, which includes networks delivering voice, data, and video communication services to business, residential, and mobile customers, has grown dramatically into a complex combination of interconnected networks. These networks are often classified into groups such as Wide Area Networks ("WANs"), Metropolitan Area Networks ("MANs"), Multi-Service Access Networks ("MSANs"), and Radio Access Networks ("RANs") for wireless and mobile communication services.

        Since the 1990's, the Synchronous Optical Network ("SONET/SDH") has been the standard network transport protocol for Carrier Networks throughout the world. Originally developed for the voice network prior to the advent of the Internet, SONET/SDH networks are limited in their ability to provide low-cost, flexible transport of data-based services such as Internet traffic and video. With exponential increases in data traffic, "Internet Protocol" has become the dominant traffic over all communications networks. As a result, Carriers, who have a large installed base of equipment that uses SONET technology, must find ways to evolve this installed base to more efficiently deal with Ethernet traffic.

        As a first step, in an effort to address the increasing demand for new data-based services, service providers have started to deploy next-generation SONET/SDH networks using an enhanced Ethernet-over-SONET/SDH ("EoS")-based technology. The transition from SONET/SDH to Ethernet-optimized EoS networks started several years ago and the Company expects it to continue for at least the next few years as Carriers gradually upgrade their installed base of SONET/SDH, particularly in Eastern Europe, India, and China.

        As a next step, the industry is developing standards that will enable the deployment of additional Ethernet-based technologies deeper into the network. Broadly, Ethernet technology upgraded to meet the requirements of Carrier Networks is called "Carrier Ethernet." It is, in effect, an adaptation of Ethernet to provide the same features and functions, such as reliability, manageability, network timing, and scalability, which traditionally have been provided by "telecom" protocols such as SONET/SDH. As these Carrier Ethernet standards evolve, networks based on Ethernet technology will gradually replace legacy telecommunications networks. This transition, which is in its infancy, started with residential access and expanded into wireless access networks. This transition is expected to continue for at least the next 10 years.

        The new data-handling capabilities of the network enabled by EoS and Carrier Ethernet allow carriers to more readily deploy new revenue-generating, high-bandwidth services such as VoIP, HDTV, IPTV, high-speed Internet, and business-class Ethernet services to homes and businesses. These networks are deployed over a variety of physical layer alternatives such as DSL and fiber. In addition, wireless networks are migrating from 2G to 3G and eventually to 4G technologies such as LTE and WiMax to provide the capability to handle growing data and video. The growth of these wireless networks, and the wired backhaul networks that interconnect them, is expected to continue at double-digit rates into the foreseeable future. All these networks are expected to migrate to using Internet Protocol as the common communication protocol and Carrier Ethernet as the underlying networking technology.

Enterprise Networking

        Enterprise Networks include equipment that is deployed in businesses, offices, and homes for voice, data, and video communications. These networks range from large, complex networks for financial institutions, retailers, and other large businesses, to LANs for the home and small office. Typical categories are large enterprise, data center switching, small-medium enterprise ("SME"), small-medium business ("SMB"), and small office home office ("SOHO"). The networks generally include equipment such as routers, switches, and wired and wireless gateways. These networks connect computers to servers, servers to storage systems, and LANs to public Carrier Networks.

        From a speed perspective, most present-day Enterprise Networks, particularly Local Area Networks ("LANs"), use Ethernet operating at speeds of 10 Mbps or 100 Mbps ("Fast Ethernet") with uplinks or trunks running at one Gbps ("Gigabit Ethernet") or 10 Gbps ("10 Gigabit Ethernet"). Only recently has Gigabit Ethernet started to appear on the desktop. To support the migration of desktop computers to these higher data rates, LAN backbones and servers increasingly employ Gigabit Ethernet and 10 Gigabit Ethernet standards. The Company therefore expects to see a proliferation of higher-performance equipment for Enterprises that will not only address higher bandwidth demands, but will also be capable of providing routing functionality to handle different types of traffic.

        Similar to Carrier Networks, Enterprise Networks and data centers are undergoing an evolution to provide more bandwidth, reliability, interoperability, and scalability. Ethernet-based networks, which are already widely deployed in LANs, are becoming more prevalent in other Enterprise applications such as data center switching. Enterprises are paring down their multiple networks (phone, LAN, video conferencing, wireless, and remote mirroring/backup) to a common switched Internet Protocol /Ethernet-based infrastructure. Ethernet technology that is being upgraded to meet the new requirements is generally referred to as "Converged Ethernet." Converged Ethernet requires better quality-of-service features than traditional data-only LANs, advanced separation between the different services, and advanced classification and access control capabilities for enhanced security.

        The advent of cloud computing provides another important growth trend. Although in its infancy, cloud computing will increasingly move Enterprise applications and data into secure hosted applications "in the cloud," where they can be securely accessed from multiple locations, multiple devices, and multiple technologies. Cloud computing will increase the need for Enterprises and data centers to provide high-bandwidth, high-reliability networks to interconnect elements of the "cloud." The Company expects that the need to interconnect will lead to a unification of Enterprise and Carrier Networking requirements, centered on the concept of "Converged Ethernet," and drive a new investment cycle in the industry.

Increasing Demands for "Next-Generation Networking" Integrated Circuits

        The Company believes that the market for communications infrastructure equipment, both Carrier Networking and Enterprise Networking, will benefit from several significant trends that will provide opportunity for growth.

  •
  A dramatic shift towards "packet networking" from "circuit networking", requiring deployment of new systems based on Ethernet technologies.  The Company believes the requirements to deploy networks to service new data-intensive applications such as video-on-demand ("VoD"), IPTV, and wireless services including data and video, will spur demand for communications network systems based primarily on Ethernet technologies. This demand will provide high-growth opportunities for silicon solutions that address these new systems developed with Carrier Ethernet and Converged Ethernet technologies.

  •
  Growing demand for higher-bandwidth, higher-capacity networks.  The emergence of applications such as VoD, IPTV, next-generation wireless services including data and video, as well as data centers and cloud computing are expected to create substantial growth in the volume of traffic passing through the communications infrastructure. This growth will drive the deployment of additional equipment to meet capacity needs as well as new networks with new capabilities to simplify and reduce costs. This deployment of new equipment involves increasing the data rate at which signals are transmitted over fiber connections, backplanes, connectors, and cables. The Company believes that this growth will result in an increased demand for its products.

  •
  Increasing complexity of ICs for communications applications and a related trend for OEMs to purchase rather than manufacture these ICs.  The Company believes OEMs are increasingly focusing their efforts on providing superior software and services as a means of differentiating themselves from their competition. This increased focus, in conjunction with rising costs of developing custom Application Specific Integrated Circuits ("ASIC") and maintaining the associated component design teams, has led OEMs to work with companies such as Vitesse to develop Applications Specific Standard Products ("ASSPs") that can be flexibly used within their systems. As a result of this trend away from customer specific ASIC developments, the Company believes the market for its products will increase in the future.

  •
  The transition of Local Area Networks from "Fast Ethernet" to "Gigabit Ethernet."  LANs now use the Ethernet transmission protocol operating at speeds of 10 Mbps or 100 Mbps (Fast Ethernet). Only recently has Gigabit Ethernet started to appear on the desktop. In order to support the migration of desktop computers to these higher data rates, LAN backbones and servers are increasingly deploying the Gigabit Ethernet and 10 Gigabit Ethernet standards.

Strategy

        The Company's objective is to be a leading supplier of high-performance ICs for the global communications infrastructure markets, primarily Carrier Networking and Enterprise Networking markets. In order to attain this goal, the Company's corporate strategy encompasses the following elements:

Target Growing Markets

        The Company targets high-growth areas in the communications infrastructure market to provide solutions for the major networking protocols that perform common networking functions required by the most widely deployed networking equipment. Within the networking market, the Company is addressing the two largest and fastest growing segments—Carrier Networking and Enterprise Networking.

        The Company expects the Carrier Networking equipment market to grow rapidly as a consequence of the increased bandwidth being generated from new wired and wireless applications being deployed to customers, as well as the emerging trend toward Enterprise cloud computing that will drive significantly more bandwidth into Carrier Networks. Based on industry market projections and the Company's internal market growth estimates, the Company expects the market that can be addressed, with its products in this segment, to increase at an annual rate of approximately 30%, approaching $500 million in 2014 as the Company continues to deploy new products for this market.

        The Enterprise Networking market is driven by the speed transition to Gigabit Ethernet and 10 Gigabit Ethernet, convergence of data center protocols to Ethernet, as well as government initiatives worldwide to reduce power consumption in networking equipment. Based on industry market projections and the Company's internal market growth estimates, the Company expects the market that can be addressed, with its products in this segment, will approach $400 million in 2014. The products the Company introduced in 2010 as well as the devices currently in development address substantially larger segments of the Enterprise Networking market than the Company's prior generation of products.

Focus and Specialization

        The Company specializes in Ethernet Networking—the dominant networking protocol in both Carrier and Enterprise Networks today. The trend to Carrier Ethernet and Converged Ethernet, where multiple services and networks are converged on a common Ethernet Networking infrastructure, is widely expected to accelerate in the next few years. In the key markets the Company is focused on:

  •
  Carrier Networks—the Company specializes in transitioning access, metro, and core Carrier Networks to deliver new Ethernet-based services over a variety of network transport technologies such as native Carrier Ethernet, EoS, as well as Ethernet-over-Wavelength Division Multiplex/Optical Transport Network and Packet Transport Networks. The Company is therefore well positioned to enable Carrier OEMs and their service provider customers to deliver Ethernet-based services globally over all their networks, thus preserving their investment in their installed base;

  •
  Enterprise and Data Center Networks—the Company specializes in supporting the transition from Fast Ethernet desktops and network attachments to Gigabit Ethernet and 10 Gigabit Ethernet (and higher speeds in data centers) with highly integrated, low-power designs. The Company also specializes in supporting the convergence of multiple Enterprise Networks for data, voice, storage, and video onto a common, Ethernet-based Networking infrastructure; and

  •
  Connectivity Solutions—in both the Carrier and Enterprise markets, and in some closely adjacent markets, the Company develops products to address high-speed signaling issues arising from ever-increasing signal speeds over copper traces on boards, across connectors and backplanes, copper cables, as well as optical fiber.

Leverage Technology Leadership into New Applications

        The markets for semiconductor devices periodically experience technology shifts caused by, among other things, increased speeds or changing protocols. The Company's strategy is to use its 25 years of design experience to introduce innovative products in these markets that solve its customers' business problems and gain market share through the customers' adoption of its products. The Company's advanced technology and intellectual property ("IP") developments are focused on:

  •
  Advanced packet processing technologies for Ethernet Networking:    the Company has created unique packet-processing technologies that are critical as networks become dominated by Ethernet-based data and video traffic. These technologies enable Carriers to build packet networks based on Ethernet that have the same or better quality of service, availability, manageability, security, and network timing characteristics as their current networks that are based on legacy technologies;

  •
  "Green Networking" and low power:    the Company has been at the forefront of the Energy Efficient Ethernet standardization effort and is leading the industry in the application of power-saving techniques for networking. The Company was the first to introduce low-power EcoEthernet™ Copper PHY technology, also known as ActiPHY™ and PerfectReach™;

  •
  Connectivity Solutions:    the Company provides world-class connectivity solutions for a broad variety of applications from 100 Mbps to 10 Gbps and above. The Company's high-performance, mixed-signal, CMOS technology provides superior signaling capabilities at the lowest power and cost; and

  •
  Intellectual Property Licensing:    in several markets, the Company is beginning to leverage these key technology advantages and technology cores into licensing opportunities with third parties for use in adjacent or similar markets to Carrier and Enterprise Networking equipment that do not directly compete with the Company's customer base.

Maintain and Build Solid Relationships with Tier 1 Customers and OEM Leaders in Networking

        The Company's major customers are savvy buyers who have carefully investigated its ability to serve them with products and technology reliably, on a continuous basis, over the long term. One of the Company's highest priorities has been to preserve existing business while expanding its customer base through new programs. The key to this strategy is demonstrating the right technology and product solutions, as well as solving specific business or technology challenges. The Company must also assure customers of the progress on the Company's stated initiatives. A key element of the Company's strategy is to work closely with its customers' product managers and systems design teams, as well as business unit and corporate management teams. The Company believes that these relationships enable better understanding of its customers' business and technology needs and enable the Company to develop solutions to address the customers' design issues and provide customers' with differentiated feature sets for their systems.

Engage the Right People for Success

        The Company has given close attention to ensuring that the Company has the right people in its organization for success and that its costs and resources are aligned with its opportunities. At its core, the Company is a technology Company. The Company's technology comes from the minds of its employees. The Company endeavors to hire the best and brightest and give them an environment in which they can be successful. The Company has have also added new members to its Board of Directors ("Board".)

Product Overview

        The Company has developed and manufactured a wide variety of new products that are marketed to Carrier and Enterprise Networking and data center infrastructure OEMs. While many of the Company's products are targeted at specific markets, some of them find applications in multiple types of communications equipment across all of its focus markets. In fiscal year 2010 the Company achieved an ambitious goal of introducing 30 new products to market. A list of selected new product introductions in fiscal year 2010 can be found on the Company's website at www.vitesse.com. The information on the Company's website is not incorporated by reference into and is not made a part of this report. The Company's products fall into the following broad categories:

Transport Processing Product Line

        The Company's goal is to address the needs of Carrier and Enterprise Network providers as they undergo a migration to new Ethernet packet networks that provide increased bandwidth and lower cost. Transport processing products include framers, Mappers, and switches. The Company's product line includes devices supporting data rates up to 10 Gbps, which are used in a variety of communications equipment including Add-Drop-Multiplexers ("ADMs"), Multiservice Provisioning Platforms ("MSPPs"), core switching and Reconfigurable Optical Add-Drop-Multiplexers ("ROADMs"), Dense Wavelength Division Multiplexing ("DWDM") systems, and core and edge routers. These processing functions evolve as the requirements of the networks migrate from a variety of protocols toward Ethernet as the standard networking protocol.

        Framers are devices that take incoming data traffic from the physical layer ("PHY") and process the framing information used for transporting data. Mappers convert data from one protocol to another. The Company offers a complete line of framers and Mappers for SONET/SDH, EoS, and OTN applications. The Company's latest generation products, as well as its new products in development, integrate increasing amounts of Ethernet packet processing technology. These products operate at speeds up to 10 Gbps, and are targeted principally for next-generation systems in the core and metro segments of the Carrier Networks.

        A switch receives data from a line card and routes the data to its proper destination. The Company supplies a family of Time Slot Interchange ("TSI") switches for use in SONET/SDH equipment. The Company has various TSI switches in its product portfolio that provide aggregate bandwidth up to 1.5 Tbps. The Company's switches provide higher bandwidth and lower power than competitive solutions. The Company also provides switch fabric chip sets for a variety of packet backplane applications. These switch fabric solutions allow total system interface bandwidths from 20 Gigabits Per Second ("Gbps") to 160 Gbps and higher.

Ethernet Switching Product Line

        The Company's Ethernet switch product line addresses Gigabit Ethernet applications in Carrier and Enterprise markets. This product line consists of Ethernet switches, Ethernet Media Access Controllers ("MACS"), and Ethernet transceivers ("Copper PHYs").

        In Enterprise applications, the Company's Ethernet switches are targeted at desktop, workgroup, and LAN infrastructure boxes and enable these systems to migrate to Gigabit Ethernet speeds in a cost-effective manner. The Company has shipped over 175 million Gigabit Ethernet ports to date into Enterprise applications. The Company's Ethernet switch products provide a high-level of integration, leading to a significant reduction in part count and reduced material cost for its customers. In 2008, the Company began to see applications for its Ethernet switch product line within Carrier Networking applications. The Company's latest generation switches target these applications with additional features to enable true Carrier Ethernet Networking. The Company sees a broad range of applications in customer premise equipment, access network equipment, wireless base station, wireless backhaul equipment, and metro network equipment.

        Ethernet MACs provide addressing and channel control mechanisms that make it possible for several network nodes to communicate within a multipoint network. The Company's MAC products are designed for use in Enterprise class modular Ethernet switch platforms as well as in EoS and Ethernet-over-OTN systems used in access, metro, and long-haul Carrier Networking systems. The Company's Ethernet MACs provide single-chip solutions for both Gigabit Ethernet and 10 Gigabit Ethernet applications, reducing software development costs for these applications.

        Copper PHYs allow transmission of 10/100/1000 BASE-T data over Category 5 copper cable and fiber optic cabling. This technology is widely deployed in personal computing, home electronics, and LAN applications to Enterprise and data center applications, and more recently in Carrier Networking applications. The Company offers a broad range of products in this category, including single, quad, and octal devices that offer a combination of low power, low cost, and a high level of integration. The Company's SimpliPHY™ Ethernet transceivers provide industry-leading low -power operation generally (20%-30% lower power than any of the Company's competitors). This technology has been recognized with a Frost and Sullivan industry award. The Company has recently introduced additional power -saving features such as ActiPHY™ and PerfectReach™ that provide energy savings of up to 80%. These power-saving features are also included in the Company's E-StaX™ and SparX™ switch products with integrated Ethernet transceivers.

Connectivity Product Line

        The Company's connectivity product line includes mixed-signal physical layer devices for connection of systems via optical fiber, copper cable, or backplanes. These devices are deployed across a very wide range of application and markets. Connectivity product lines include Physical Media Devices ("PMDs"), Physical Layer Devices ("PHYs"), crosspoint switches, and signal integrity devices.

        A PMD is a mixed signal device that connects an electrical signal to an optical component. The Company offers laser drivers, transimpedance amplifiers and post-amplifiers operating at speeds ranging from 1.25 Gbps to 14 Gbps. These products are currently being used in a variety of applications from Carrier long-haul and metro networks to Enterprise Gigabit Ethernet and 10 Gigabit Ethernet networks including storage networks and systems. The Company also develops products for application in Passive Optical Networks ("PON") that enable Fiber-to-the-Home deployments. Typically, the Company sells these products to optical module manufacturers who service the equipment manufacturers, or directly to OEMs who build discrete board-based solutions.

        A PHY converts high-speed analog signals to low-speed digital signals in fiber optic, copper cable, and backplane applications. The Company has incorporated many industry-leading features into its PHY products such as VScope™, an integrated equalization waveform viewing technology and FlexEQ™, an adaptive equalization and Electronic Dispersion Compensation technology. These technologies dramatically improve signal integrity transmission and reception for applications at 6 Gbps and above. The Company develops its products in low-cost CMOS and high-performance Silicon Germanium ("SiGe") silicon process technologies depending on the technology requirements of the product and application. The Company offers a broad line of PHY products for the SONET/SDH, Fibre Channel, and Ethernet markets at speeds ranging from 155 Mbps to 14 Gbps.

        The Company's crosspoint switch family provides asynchronous, unblocked switching matrices from 4x4 to 144x144 matrices with industry-leading performance up to 11 Gbps. This range of speeds and package form factors enable a wide variety of solutions for SONET/SDH switching, blade servers and data center switches, high-density routers, and HDTV video equipment. Once a niche technology for very high-speed switching systems, crosspoint switches are becoming more main stream as systems continue to increase in speed and density. Crosspoint switches now have very broad applications across systems in Carrier and Enterprise Networking as well as storage and HDTV applications.

        The Company provides a broad portfolio of devices for generic signal integrity applications. These devices include repeater and re-timer ICs that support data rates from 155 Mbps to 14 Gbps for protocols, including SONET/SDH, Gigabit Ethernet, Fibre Channel, and Ethernet. The Company's products are deployed in a wide variety of systems in Carrier, Enterprise, data center, and high-definition video applications, both within systems as well as connecting between systems.

        In 2010, the Company achieved its goal of introducing 30 new products:

Carrier Ethernet Switch Engines and MACs for Carrier metro aggregation, wired and wireless access, and wireless backhaul applications:

  •
  Jaguar Switch Engine Family:  VSC7460/7462/7464/7466. This completely new high-density switch engine architecture brings full Carrier Ethernet features such as network timing, management and trafficking traditionally used in older circuit-based TDM telecom networks to modern packet-based Ethernet networks.

  •
  Caracal Switch Engine Family:  VSC7428/7429. A smaller, more compact version of the Jaguar Carrier Ethernet Switch family, this family offers the highest level of switch integration in the industry. The same rich Carrier Ethernet feature set is targeted for smaller, more cost conscious equipment such as mobile backhaul, access routers and PON which need migration paths from legacy T1/E1 PDH protocols to packet-based protocols of emerging 3G and 4G wireless networks.

Enterprise Ethernet Switches for SME/SMB network applications:

  •
  SparX-III Switch Engine Family:  VSC7420/7421/7422/7424/7425/7426/7427. This new Layer 2 Enterprise switch engine architecture provides the industry's only 2-chip implementation of a 25-port Gigabit Ethernet switch. It includes Vitesse's EcoEthernet™ 2.0 power management architecture for green energy efficiency to meet IEEE802.3az standards. Its low latency characteristics improve network performance in time sensitive applications such as gaming, IPTV, and VoIP.

EcoEthernet™ 2.0 Energy Efficient Ethernet (EEE) Optical and Copper PHYs:

  •
  SimpliPHY Transceivers:  VSC851/VSC86622. The Company again set the standard for technology in Gigabit Ethernet Copper PHYs with the introduction of the industry's first and only 12-port device. The newest members of this family offer unprecedented energy efficiency via the Company's unique EcoEthernet™ 2.0 power management architecture. Breakthrough power dissipation of 370 mW per port for 1000 Base-T copper and 150mW per port for fiber are achieved through the use such features as ActiPHY™, automatic link power down, and PerfectReach™, intelligent cable algorithm. These PHYs also meet IEEE802.3az specification for EEE idle power savings.

  •
  High-density, high-speed PHYs for 10G/40G/100G backplane, line card, optical fiber and copper cable:  VSC8486/VSC8238/VSC8247/VSC8248/VSC8484/VSC8488/VSC711. A complete family of single, dual, and quad channel transceivers and CDRs for 10 Gigabit Ethernet and above applications in SONET, Ethernet, and Fiber Channel systems. All include advanced signal integrity technologies such as VScope and FlexEQ.

  •
  High-speed, high-port count crosspoint switches with advanced FlexEQ technology:  VSC3340/VSC3340-31/VSC3316/VSC3308/VSC3144-11. These products add to a versatile product portfolio for high-performance switching applications. These products scale up to 144 ports with speeds up to 11Gbps.

Intellectual Property Licensing

        In 2008, the Company began to leverage its substantial IP portfolio by entering into licenses with third parties. The Company offers a variety of technology "cores" for license and design services in deep submicron, 130-nanometer ("nm") and 65-nm and 40-nm process technologies. To date, the Company's primary focus has been its Gigabit Ethernet copper PHY and switch cores. In 2010 the Company announced the availability of licenses for its enhanced forward error correction ("eFEC") technology for implementation in ASICs, Systems-On-a-Chip ("SOCs") and Field Programmable Gate Arrays ("FPGAs".)

        The Company anticipates being able to exploit its many years of technology development, as well as its track record of high-quality products, by licensing this technology to systems suppliers and other non-competing semiconductor suppliers. The Company believes it is in a unique position to supply such technology to other IC vendors as the Company is an innovation and low-power leader for this technology. Such technology is only available from IC vendors that are competing in the same markets as the companies looking for the technology. In many cases the Company can also leverage these IP partnerships towards accelerating its own product developments and its process node roadmaps.

Customers

        The Company markets and sells its semiconductor products directly to leading OEMs and original design manufacturers, as well as through third-party electronic component distributors and manufacturing service providers. Sales to distributors accounted for approximately 50.4%, 63.0%, and 76.0% of the Company's net revenues for fiscal years 2010, 2009, and 2008, respectively. For fiscal year 2010, distributor Nu Horizons Electronics (including its subsidiary, Titan Supply Chain Services) and direct customer Huawei Technologies accounted for 23.9% and 13.3%, respectively, of the Company's net revenues. For fiscal year 2009, Nu Horizons Electronics and Huawei Technologies accounted for 36.0% and 12.0%, respectively, of the Company's net revenues. For fiscal year 2008, Nu Horizons

Electronics and direct customer IBM accounted for 48.8% and 11.3%, respectively, of the Company's net revenues.

        The Company's top OEM customers for fiscal years 2010, 2009 and 2008 were Alcatel-Lucent, Cisco, Huawei Technologies, Nokia Siemens, and ZTE. The Company's sales to these customers accounted for a total of approximately 32.4%, 37.5%, and 34.4% of the Company's fiscal year 2010, 2009 and 2008 net revenues, respectively. The Company's customer base is widely dispersed geographically. Sales to customers located outside North America have historically accounted for a significant percentage of the Company's revenue. The Company anticipates that such sales will continue to be a significant percentage of the Company's revenue. International sales constituted 60%, 59% and 49% of the Company's net revenue in fiscal years 2010, 2009 and 2008, respectively. Note 8—Significant Customers, Concentration of Credit Risk, Segment Reporting, and Geographic Information in the accompanying financial statements provides more specific data on revenue by geographic area.

        Future sales of the Company's technology products will be based on, among other elements, continued expansion of the Company's product line, the acceptance of the Company's products, the Company's customer service levels, expansion into additional domestic and international markets, and the Company's ability to maintain a competitive position against other technology providers who are producing similar products.

Manufacturing and Operations

Wafer Fabrication

        The Company's products make use of the state-of-the-art CMOS semiconductor technology with feature sizes down to 65 nanometer as well as other semiconductor technologies such as SiGe. As a fabless semiconductor Company, wafer fabrication for the Company's products is outsourced to third-party silicon wafer foundries such as Taiwan Semiconductor Manufacturing Corporation ("TSMC"), Global Foundries, IBM, and United Microelectronics Corporation. Outsourcing the Company's wafer manufacturing requirements enables the Company to eliminate the high costs of owning, operating, and upgrading fabrication facilities, and focuses the Company's resources on design and test applications where it believes it has greater competitive advantages.

Probe, Assembly and Final Test

        Once manufactured by the Company's wafer foundries, completed wafers are "probed" to determine which of the die on the wafer meet functional and performance specifications. This step in the manufacturing process determines the "yield" of good die per wafer versus the scrap of non-functioning die.

        Good probed die are "assembled" into packages. The Company outsources its IC packaging to multiple assembly subcontractors in Asia and the United States. Following assembly, packaged products go through "final testing" where they are tested in packaged form to ensure that they meet all functional, performance, and quality requirements. This step in the process determines the "final yield" and will include any yield loss in the assembly process.

        In 2010, the Company transitioned the majority of its probe and final testing facility from its internal operations in California to an outsource model with an offshore manufacturer. Today, the Company outsources the majority of its probe and test functions. The Company outsourced its test operations to reduce its manufacturing cycle times to better address customer requirements, to increase inventory turns, and to reduce its overall fixed cost of probe and testing. In most cases, the Company maintains the capability to probe and test products in small volumes at its own facilities. The Company, and its subcontractors, utilize advanced automated testers as well as high-performance bench test equipment.

        As with wafer fabrication, worldwide assembly and test capacity is limited and the Company is dependent on its suppliers to provide enough capacity in the correct mix to address all of its requirements. The master service agreements with the Company's assembly subcontractors have provisions requiring them to maintain inventory stocks based on forecast, but do not include any guaranteed capacity agreement clauses. As a result, it is possible that the capacity the Company will need in the future may not be available on acceptable terms, if at all, and the Company could experience shortages or assembly problems in the future. As part of the Company's test outsourcing agreement, Vitesse consigned testing equipment to its test subcontractor. The availability of assembly and test services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties or suffers any damage to its facilities.

        Many of the Company's products have very long life cycles, often exceeding ten years or more. These life cycles may be longer than what is typically supported by wafer and/or assembly manufacturers. Accordingly, the Company is sometimes subjected to End-of-Life ("EOL") notices on certain material and/or products provided by these subcontract manufacturers. This long life cycle may impact the Company's ability to continue to support certain products, forcing the Company to EOL its products if it cannot obtain a replacement source of material. This ability to obtain source materials may impact revenue and/or require the Company to incur additional costs to obtain alternative sources for these materials.

Engineering, Research and Development

        The market for the Company's products is characterized by continually evolving industry standards, rapid advancements in process technologies, and increasing levels of functional integration. The Company believes that its future success will depend largely on its ability to continue to improve its products and its process technologies, to develop new technologies, and to adopt emerging industry standards. The Company's product development efforts are focused on designing new products for the high-performance communications infrastructure markets, based on understanding the evolving needs of its customers. The Company has a dedicated team of engineers who follow industry standards development, technology changes, and the product directions of its customers in an effort to provide forward-looking guidance to the development teams in the form of a "Product Roadmap." The Company works closely with its customers to co-specify and/or co-develop products. The Company refers to these early adoption customers as "alpha-site customers." Occasionally, the Company's relationships with its alpha-site customers will involve non-recurring development charges or commitments to purchase products. The Company's customers had no long-term purchase agreements with the Company as of September 30, 2010, 2009 and 2008.

        The Company is expending considerable design efforts to increase the speed and complexity and to reduce the power dissipation of its products and to create new, value-added functionality. The Company has, and will continue to develop, common IP cores and standard blocks that can be reused in multiple products, thereby reducing design cycle time and increasing first-time design correctness.

        The Company has significant research, engineering, and product development resources located in four design centers in the United States, combined with four international design centers in Asia and Europe. To continue to improve the cost efficiency of the Company's development organization, the Company has expanded its capabilities in low-cost regions such as Taiwan and India. Many of the Company's design centers are located in areas of strong technical talent pools and/or in areas where there are strong concentrations of its customers.

        The Company's engineering, research and development expenses in fiscal years 2010, 2009, and 2008 were $51.1 million, $45.7 million and $50.0 million, respectively. The Company has continued to invest a substantial portion of its revenue in research and development. The Company has increased the percentage of its staff involved in R&D from 37% in 2008 to 42% in 2009 to 47% in 2010.

Competition

        The markets for the Company's products are highly competitive and subject to rapid technological advancement in design technology, wafer manufacturing techniques, and alternative networking technologies. The Company must identify and capture future market opportunities by developing and deploying value-added products to offset the rapid price erosion that characterizes its industry.

        The Company typically faces competition at the design stage, where customers evaluate alternative design approaches in the development of their systems. The Company's customers typically evaluate the Company's products along with the Company's competition and make a selection based on a variety of factors including features, functionality, availability, and pricing. The Company's customers then "design in" the product by developing their system in conjunction with the various components. The Company's customers invest substantial resources in systems, hardware, and software designs that, in many cases, are dependent on the ICs that they have selected. The Company uses the term "design win" to classify a design where the Company has strong indication from the customer that they have selected the Company's device in preference to the Company's competitor. In many cases, when the complex hardware and software is developed to be dependent on the Company's IC, the Company is single sourced, that is, the Company is the only supplier selected for the available opportunity. Once the Company wins a single sourced design it is often difficult for its competitors to replace the Company until the next design stage. Competition is particularly strong in the market for communications ICs, in part due to the market's historical growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. Larger competitors in the Company's market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that the Company may have otherwise won.

        In the communications networking market, which includes the Company's Carrier and Enterprise Networking markets, the Company's competitors include Applied Micro Circuits, Broadcom, EZChip Semiconductor, Gennum, LSI, Marvell Technology Group, Maxim Integrated Products, Mindspeed Technologies, PMC-Sierra, and TranSwitch. In the signal integrity market, the Company's competitors include Gennum, Mindspeed Technologies, Maxim Integrated Products, National Semiconductor, Netlogic, and PMC-Sierra. Over the next few years, the Company expects additional competitors, some of whom may have greater financial and other resources than the Company has, to enter the market with new products. In addition, the Company is aware of smaller, privately held companies that focus on specific subsets within the Company's range of products. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

Sales and Customer Support

        The Company has worldwide sales, marketing, and application support organizations. The Company's direct sales force is responsible for servicing its Tier 1 and Tier 2 customer requirements. The Company relies on distributors to service the Company's Tier 3 customers and for order fulfillment for some Tier 1 and Tier 2 customers. Because of the significant engineering support required in connection with the sale of high-performance ICs, the Company provides its customers with both field engineering and application engineering support prior to the sale. These sales support services, which are provided by the Company's field engineering and application engineering personnel, are utilized in the sales process in order to educate customers, and develop and close sales. The Company's sales cycle is typically lengthy, often six to 12 months or more, and requires the continued participation of salespeople, field engineers, application engineers, and senior management.

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

        Once the order is placed, the customer is provided a standard product warranty, and no further sales support services are provided. The Company will generally warrant the Company's products against defects in materials and workmanship for a period of one year.

        The Company's sales headquarters are located in Camarillo, California. The Company has additional sales and field application support offices in the United States, Canada, China, Europe, Japan, India, and Taiwan.

        Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K and in Note 8—Significant Customers, Concentration of Credit Risk, Segment Reporting, and Geographic Information in the accompanying financial statements.

Intellectual Property

        The Company relies on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect its proprietary technologies and processes. For example, the Company enters into confidentiality agreements with its employees, consultants, and business partners, and controls access to and distribution of its proprietary information. As of September 30, 2010, the Company had 89 U.S. patents, 20 foreign patents, and 18 patent applications pending in the U.S. The Company is preparing to file additional patent applications.

Cyclicality

        The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving technical standards, short product life cycles, and wide fluctuations in product supply and demand. These factors and others, together with changes in general economic conditions, cause significant upturns and downturns in the industry and within the Company's business.

        In addition, the Company's operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, such as demand for network infrastructure equipment, the timing of receipt, reduction or cancellation of significant orders, fluctuations in the levels of component inventories held by the Company's customers and channel partners, the gain or loss of significant customers, market acceptance of the Company's products and the Company's customers' products, the Company's ability to develop, introduce, and market new products and technologies on a timely basis, the availability and cost of products from the Company's suppliers, new product and technology introductions by competitors, intellectual property disputes, and the timing and extent of product development costs.

Backlog

        The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the Company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, the Company's backlog, as of any particular date, is not necessarily representative of actual sales for any succeeding period. The Company, therefore, does not believe that backlog alone is a reliable indicator of future revenue levels.

        The Company's accounting policy uses the "sell-through" model. The "sell-through" model recognizes revenue only upon shipment of the merchandise from its distributor to the final customer. Because the Company uses the "sell-through" methodology it may have variability in its revenue from quarter to quarter as customers have substantial flexibility to reschedule backlog with most of the Company's channel partners as part of the terms and conditions of sale.

Environmental Management

        The Company monitors the environmental impact of its products. Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry and many companies are moving toward becoming compliant with the Restriction of Hazardous Substances Directive ("RoHS"), the European legislation that restricts the use of a number of substances, including lead, effective July 2006. The Company believes that its products are compliant with the RoHS directive. Additionally, some of the Company's subcontractors may be required to register processing materials as required by the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH") European Union Regulation, EC/2006/1907. There are other international environmental directives, regulations, and initiatives that are currently evolving in the electronics industry, such as the halogen-free initiative, which may also impact material suppliers and processing subcontractors. The Company believes its parts will be compliant and that materials will be available to meet these emerging regulations. However, it is possible that unanticipated supply shortages or delays may occur as a result of these environmental factors.

Employees

        As of November 15, 2010, the Company had 467 employees, including 219 in R&D, with the balance of employees, listed in population size order, in operations, marketing and sales, and finance and administration. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has it ever experienced a work stoppage. The Company believes its employee relations are good.

Available Information

        The Company files annual, quarterly, and special reports, as well as proxy statements and other information, with the SEC. Any document that the Company files with the SEC may be read or copied at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Company's SEC filings are also available at the SEC's website at www.sec.gov, and through its website, free of charge, at www.vitesse.com. The information on the Company's website is not incorporated by reference into and is not made a part of this report.

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below before investing in the Company's securities. The Company has organized its risks into the following categories:

  •
  Risks Relating to The Company's Business; and

  •
  Risks Relating to an Investment in the Company.

Risks Relating to The Company's Business

The Company has experienced losses from operations and it anticipates future losses from operations.

        For the year ended September 30, 2010, the Company had a net loss of $20.1 million, primarily due to interest expense and a loss on extinguishment of debt. There can be no assurance that the Company will not have operating losses in future periods. Due to general economic conditions and slowdowns in purchases of networking equipment, it continues to be difficult for the Company to predict the purchasing activities of the Company's customers. The Company expects that its operating results will fluctuate substantially in the future and the Company anticipates future losses from operations. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside the Company's control, including, but not limited to, the following:

  •
  the loss of major customers;

  •
  timing, scheduling or cancellation of significant customer orders and shipments;

  •
  increased competition from current and future competitors;

  •
  reductions in the selling prices of the Company's products;

  •
  significant changes in the type and mix of products being sold;

  •
  delays in introducing new products;

  •
  design changes made by the Company's customers;

  •
  failure by third-party foundries and other subcontractors to manufacture and ship products on time;

  •
  changes in third-party foundries' and other subcontractors' manufacturing capacity, utilization of their capacity and manufacturing yields;

  •
  variations in product development costs;

  •
  changes in the Company's or the Company's customers' inventory levels; and

  •
  sales or closures of discontinued operations.

        In order to achieve and sustain profitability, the Company must achieve a combination of substantial revenue growth and/or a reduction in operating expenses.

If the Company is unable to accurately predict its future sales and to appropriately budget for its expenses, its operating results could be materially and adversely affected.

        The rapidly changing natures of the markets in which the Company sells its products limit its ability to accurately forecast quarterly and annual sales. The Company's sales cycle is often lengthy, particularly for larger transactions. As a result, the Company devotes substantial time and effort and incurs significant upfront expense in its sales efforts without any assurance that its efforts will result in a customer purchase. Therefore, it often is difficult to predict when, or even if, the Company will make a sale with a potential customer. Additionally, the Company makes investment decisions and budgets its expense levels based primarily on sales forecasts. Because a substantial portion of the Company's expenses are fixed in the short term or are incurred in advance of anticipated sales, the Company may not be able to decrease its expenses in a timely manner to offset any shortfall of sales. The Company's operating results will be adversely affected if revenues fall below its expectations in a particular quarter, which could cause the price of its common stock to decline significantly.

The Company's quarterly revenues and operating results have fluctuated in the past and may fluctuate and be difficult to predict in the future, and such fluctuations could adversely affect its stock price.

        The Company's quarterly revenues and operating results have fluctuated significantly in the past and the Company believes they may continue to do so. As a result, you should not rely on the results of any one quarter or fiscal period as an indication of future performance and period-to-period comparisons of the Company's revenues and operating results may not be meaningful.

        Fluctuations in the Company's quarterly operating results could result in decreases in its stock price. The Company's quarterly operating results may fluctuate as a result of a variety of factors, including, among others, those described elsewhere in this section and those listed below, many of which are outside of the Company's control.

  •
  fluctuations in demand for network infrastructure equipment;

  •
  the timing of receipt, reduction or cancellation of significant orders;

  •
  fluctuations in the levels of component inventories held by the Company's customers and channel partners;

  •
  the gain or loss of significant customers;

  •
  market acceptance of the Company's products and the Company's customers' products;

  •
  the Company's ability to develop, introduce and market new products and technologies on a timely basis;

  •
  the availability and cost of products from the Company's suppliers;

  •
  new product and technology introductions by competitors;

  •
  intellectual property disputes; and

  •
  the timing and extent of product development costs.

The Company's operating results may be adversely impacted by economic conditions and uncertainties in the markets it addresses, including the cyclical nature of and volatility in the semiconductor industry. As a result, the market price of the Company's common stock may decline.

        The Company operates primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant and extended downturns. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in the Company's revenues and in its results of operations. Any downturns in the semiconductor industry may be severe and prolonged and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact the Company's revenues and harm its business, financial condition, and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints which may affect the Company's ability to manufacture and ship products. Accordingly, the Company's operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in its stock price.

The short life cycles of some of the Company's products may leave it with obsolete or excess inventories, which could have an adverse impact on its operating profit and net income results.

        The life cycles of some of the Company's products depend heavily upon the life cycles of the end products for which its products are designed. Products with short life cycles require the Company to manage production and inventory levels closely. Write-offs of obsolete or excess inventories resulting from unanticipated changes in the estimated total demand for the Company's products and/or the estimated life cycles of the end products for which its products are designed may negatively affect its operating profit and net income results.

The Company has limited control over the indirect channels of distribution the Company utilizes, which makes it difficult to accurately forecast orders and could result in the loss of certain sales opportunities.

        A portion of the Company's sales is realized through independent resellers and distributors that are not under its control. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to the Company's products or terminate their representation of the Company. The Company's revenues could be adversely affected if its relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline.

        In addition, as the Company's business grows, there may be an increased reliance on indirect channels of distribution. There can be no assurance that the Company will be successful in maintaining or expanding these indirect channels of distribution. This uncertainty could result in the loss of certain sales opportunities. Furthermore, the reliance on indirect channels of distribution may reduce visibility with respect to future business, thereby, making it more difficult to accurately forecast orders.

        The Company's accounting policy uses the "sell-through" model. The "sell-through" model recognizes revenue only upon shipment of the merchandise from its distributor to the final customer. Because the Company uses the "sell-through" methodology it may have variability in its revenue from quarter to quarter as customers have substantial flexibility to reschedule backlog with most of its channel partners as part of their terms and conditions of sale.

Order or shipment cancellations or deferrals could cause unplanned inventory growth resulting in excess inventory, which may adversely affect the Company's operating results.

        The Company sells, and expects to continue selling, a significant number of products pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. If a customer cancels or defers product shipments or refuses to accept shipped products, the Company may incur unanticipated reductions or delays in recognizing revenues and be required to hold excess inventory. Holding excess inventory could reduce the Company's profit margins by reducing sales prices or requiring inventory write-downs or write-offs for excess or obsolete inventory.

The Company's international sales and operations subject it to risks that could adversely affect its revenues and operating results.

        Sales to customers located outside North America account for a significant percentage of the Company's revenues. International sales constituted 60%, 59% and 49% of the Company's net revenue in fiscal year 2010, 2009 and 2008, respectively. Development and customer support operations located outside North America have historically accounted for a significant percentage of the Company's operating expenses and it anticipates that such operations will continue to account for significant percentage of its expenses. International sales and operations involve a variety of risks and uncertainties, including risks related to:

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

  •
  currency risks;

  •
  changing restrictions imposed by United States export laws, including increasing restrictions based on security concerns; and

  •
  competition from companies based in North America that have established significant international operations.

        Failure to successfully address these risks and uncertainties could adversely affect the Company's international sales and operations, which could in turn have a material and adverse effect on its results of operations and financial condition.

If the Company is unable to develop and introduce new products successfully or to achieve market acceptance of its new products, its revenues and operating results will be adversely affected.

        The Company's future success will depend on its ability to develop new, high-performance ICs for existing and new markets and its success in developing and delivering these new products will depend on various factors, including its ability to:

  •
  accurately predict market requirements and evolving industry standards;

  •
  accurately define new products;

  •
  complete and introduce new products in a cost-effective and timely manner;

  •
  qualify and obtain industry interoperability certification of the Company's products and the Company's customers' products into which the Company's products will be incorporated;

  •
  work with the Company's wafer foundry, assembly, and probe and test subcontractors to achieve high manufacturing yields;

  •
  convince leading communications equipment manufacturers to select these products; and

  •
  gain market acceptance of the Company's products and the Company's customers' products.

        If the Company is not able to develop and introduce new products successfully and in a timely manner, its revenues and operating results will be materially and adversely affected.

Demand for the Company's products is dependent on demand for its customers' products.

        The Company's success will also depend on the ability of its customers to successfully develop new products and enhance existing products for the Carrier and Enterprise Networking markets. These markets may not develop in the manner or in the time periods that the Company's customers anticipate. If they do not, or if the Company's customers' products do not gain widespread acceptance in these markets, its revenues and operating results may be materially and adversely affected.

Demand for the Company's products may be negatively affected if its expectations regarding market demand for particular products are not accurate.

        Product introductions as well as plans for future products are based on the Company's expectations regarding market demand and direction. If the Company's expectations regarding market demand and direction are incorrect, the rate of development or acceptance of its current and next-generation solutions do not meet market demand and customer expectation, the sales of its legacy or current Carrier and Enterprise Networking and storage products decline more rapidly than the Company anticipates, or if the rate of decline continues to exceed the rate of growth of its new products, its revenues and operating results could be materially and adversely affected.

        The Company's ability to accurately forecast customer demand may also be impaired by the delays inherent in its lengthy sales cycle. After the Company has developed and delivered a product to a customer, its customers need time to test, evaluate and adopt its products and additional time to begin production of the equipment that incorporates its products. Due to this lengthy cycle, the Company may experience significant delays from the time the Company increases its operating expenses and makes investments in inventory until the time that the Company generates revenues from these products. It is possible that the Company may never generate any revenues from these products after incurring such expenditures. Even if a customer selects the Company's product to incorporate into their equipment or devices, the Company has no assurance that the customer will ultimately bring its product to market or that such effort by the Company's customer will be successful. If the Company incurs significant research and development expenses, marketing expenses, and investments in inventory in the future that the Company is not able to recover its operating results could be adversely affected.

The Company is dependent on a small number of customers in a few industries for a significant amount of revenues. A decrease in sales to or the loss of, one or more significant customers could adversely impact the Company's revenues and results of operations.

        The Company focuses its sales efforts on a small number of customers in the Carrier and Enterprise Networking and storage markets that require high-performance ICs. The Company intends to continue doing so in the future. Some of these customers are also the Company's competitors. If any of the Company's major customers were to delay orders of the Company's products or stop buying the Company's products, the Company's business and financial condition would be severely affected. Additionally, if any of the Company's customers are impacted by consolidation, experience financial difficulty, or are impacted by adverse economic conditions that would delay networking infrastructure upgrades, build-outs or new installations, the Company could experience increased competition for its products and downward pressure on the pricing of its products.

The Company depends on third-party wafer foundries and other suppliers and subcontract manufacturers to manufacture and test substantially all of its current products and any delays in materials or packaging, availability of manufacturing capacity, or failure to meet quality control requirements could have material adverse effects on its customer relationships, revenues, and cash flows.

        Wafer fabrication for the Company's products is outsourced to third-party silicon wafer foundry subcontractors such as TSMC, Global Foundries, IBM, LSI Logic and United Microelectronics. The Company depends on these third-party wafer foundries to allocate a portion of their manufacturing capacity sufficient to meet its needs and to produce wafers of acceptable quality in a timely manner. There are significant risks associated with the Company's reliance on third-party foundries, including:

  •
  lack of assured wafer supply, the potential for wafer shortages, and possible increase in wafer prices;

  •
  limited control over delivery schedules, manufacturing yields, product costs, and product quality; and

  •
  unavailability of, or delays in, obtaining access to key process technologies.

        These and other risks associated with the Company's reliance on third-party wafer foundries could materially and adversely affect its revenues, cash flows, operating results, and relationships with its customers.

        The Company's third-party wafer foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. Historically, there have been periods in which there has been a worldwide shortage of wafer foundry capacity for the production of high-performance ICs such as the Company's. Instead of having long-term agreements with any of the Company's third-party foundries, it subcontracts its manufacturing requirements on a purchase order basis. As a result, it is possible that the capacity the Company will need in the future may not be available to it on acceptable terms, if at all.

        A significant portion of the Company's manufacturing operations are located in Asia. These areas are subject to natural disasters such as earthquakes, tsunamis and floods. A significant natural disaster or other catastrophic event could significantly disrupt the Company's foundries' production capabilities and could result in the Company experiencing a significant delay in delivery or substantial shortage of wafers and possibly in higher wafer prices. Any supply disruption or business interruption could materially and adversely affect the Company's business, financial condition and results of operations.

        If any of the Company's foundries do not have adequate available capacity for it for any reason, the Company may encounter supply delays or disruptions, and it may need to qualify an alternative foundry. The Company's current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. The Company typically requires several months to qualify a new foundry or process before it can begin shipping products from the new foundry. If the Company cannot accomplish this qualification in a timely manner, it may experience a significant interruption in supply of the affected products.

        In addition to third-party wafer foundries, the Company also depends on third-party subcontractors in Asia and the United States for the assembly, wafer probe and package testing of its products. As with the wafer foundries, any difficulty in obtaining parts or services from these subcontractors could affect its ability to meet scheduled product deliveries to customers, which could in turn have a material adverse effect on the Company's customer relationships, revenues, and operating results.

        These third-party subcontractors purchase materials used in the assembly process based on the Company's forecast. In the event the Company fails to meet its obligations by placing purchase orders that are inconsistent with its forecast, the Company may be required to pay compensation for material forecasted, but not ordered. This obligation may have an adverse effect on revenues, operating results, and cash flows.

        As with wafer fabrication, worldwide assembly and testing capacity is limited and the Company is dependent on its suppliers to provide enough capacity in the correct mix to address all of its requirements. The master service agreements with the Company's assembly subcontractors have provisions for the subcontractors to maintain inventory stocks based on forecast, but do not include any guaranteed capacity agreement clauses. As a result, it is possible that the capacity the Company will need in the future may not be available to it on acceptable terms, if at all, and the Company could experience shortages or assembly problems in the future. As part of the Company's test outsourcing agreement, it consigned testing equipment to its test subcontractor. The availability of assembly and test services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties or suffers any damage to its facilities.

        Many of the Company's products have very long life cycles, often exceeding ten years or more. These life cycles may be longer than what is typically supported by wafer and/or assembly manufacturers. Accordingly, the Company is sometimes subjected to end-of-life notices on certain materials and/or products provided by these manufacturers. This longer life cycle may impact the Company's ability to continue to support certain products, forcing it to cease offering these products if it cannot obtain a replacement source of material. This longer life cycle may impact revenues and/or require the Company to incur additional costs to obtain alternative sources for these materials.

If the Company does not achieve satisfactory manufacturing yields or quality, its business will be harmed because of increases in its business expenses.

        The fabrication of ICs is a highly complex and technically demanding process. Defects in designs, problems associated with transitions to newer manufacturing processes, and the inadvertent use of defective or contaminated materials can result in unacceptable manufacturing yields and performance. These problems are frequently difficult to detect in the early stages of the production process and can be time-consuming and expensive to correct once detected. Even though the Company procures substantially all of its wafers from third-party foundries, the Company may be responsible for low yields when these wafers are tested against its quality control standards. In addition, defects in the Company's existing or new products may require the Company to incur significant warranty, support and repair costs, and could divert the attention of the Company's engineering personnel away from the development of new products.

        In the past, the Company has experienced difficulties in achieving acceptable probe and/or final test yields on some of its products, particularly with new products, which frequently involve new manufacturing processes and smaller geometry features than previous generations. Decreased yields can result in higher unit costs, shipment delays, and increased expenses associated with resolving yield problems. Because the Company also estimates yields to value work-in-process inventory, yields below its estimates may require it to increase the value of inventory and related reserves reflected on its financial statements. Poor manufacturing yields, defects or other performance problems with the Company's products could adversely affect its ability to provide competitively priced products and its operating results.

Defects, errors, or failures in the Company's products could result in higher costs than it expects and could harm its reputation and adversely affect its revenues and level of customer satisfaction.

        Due to the highly complex nature of the Company's products, on occasion an undetected defect, error, or failure may occur when one of its products is deployed in the field. The occurrence of defects, errors, or failures in the Company's products could result in cancellation of orders, product returns, and the loss of, or delay in, market acceptance of its IC solutions. The Company's customers could, in turn, bring legal actions against it, resulting in the diversion of its resources, legal expenses and judgments, fines or other penalties, or losses. Any of these occurrences could adversely affect the Company's business, results of operations, and financial condition.

The Company faces significant emerging and existing competition and, therefore, may not be able to maintain its market share or may be negatively impacted by competitive pricing practices.

        The markets for the Company's products are intensely competitive and subject to rapid technological advancement in design technology, wafer manufacturing techniques, and alternative networking technologies. The Company must compete to capture future market opportunities to offset the rapid price erosion that characterizes its industry. The Company typically faces competition at the design stage, where customers evaluate alternative design approaches that require ICs. The Company's competitors have increasingly frequent opportunities to supplant its products in next-generation systems because of shortened product life and design cycles in many of its customers' products. The Company's customers may substitute use of the Company's products in their next-generation equipment with those of current or future competitors.

        In the communications market, which includes the Company's Carrier and Enterprise Network markets, competitors include Applied Micro Circuits, Broadcom, Marvell Technology Group, Maxim Integrated Products, Mindspeed Technologies, and PMC-Sierra. Larger competitors in the Company's market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that the Company might have otherwise won. In addition, the Company is aware of smaller privately held companies that focus on specific portions of the Company's range of products. Over the next few years, the Company expects additional competitors, some of which may have greater financial and other resources than the Company has, to enter the market with new products. These companies, individually and collectively, represent future competition during the design stage and in subsequent product sales.

The Company must keep pace with rapid technological change and evolving industry standards in order to grow its revenues and its business.

        The Company sells products in markets that are characterized by rapid technological changes in both product and process technologies, including evolving industry standards, frequent new product introductions, short product life cycles, and increasing demand for higher levels of integration and smaller process geometries. The Company believes that its success, to a large extent, depends on its ability to adapt to these changes, to continue to improve its product technologies, and to develop new products and technologies to maintain its competitive position. The Company's failure to accomplish any of these objectives could have a negative impact on its business and financial results. If new industry standards emerge, the Company's products or its customers' products could become unmarketable or obsolete, and the Company could lose market share. The Company may also have to incur substantial unanticipated costs to comply with these new standards.

        Development costs for new product technologies continue to increase. The Company may incur substantially higher research and development costs for next-generation products, as these products are typically more complex and must be implemented in more advanced wafer fabrication processes and assembly technologies.

The Company's operating results may be adversely impacted by worldwide political and economic conditions and uncertainties. As a result, the market price of its common stock may decline.

        Recent general worldwide economic conditions have included slower economic activity, an increase in bankruptcy filings, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns in the wired and wireless communications markets, international conflicts, terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for the Company's customers, its vendors, and it to accurately forecast and plan future business activities, and these conditions have caused, and may continue to cause, United States and foreign businesses to slow spending on the Company's products and services, which delays and lengthens sales cycles. Although some economic conditions have improved in recent months, the Company cannot predict the timing, strength or duration of any slowdown or subsequent recovery in the worldwide economy, the semiconductor industry or the wired and wireless communications markets. If the economy or markets in which the Company operates do not return to historical levels, its business, financial condition and results of operations will likely be materially and adversely affected.

The Company's business is subject to environmental regulations that could increase its operating expenses.

        The Company is subject to a variety of federal, state, and local environmental regulations relating to the use, storage, discharge, and disposal of toxic, volatile, and other hazardous chemicals used in the Company's designing and manufacturing processes. In some circumstances, these regulations may require the Company to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including the potential liabilities associated with chemicals used in the Company's design and manufacturing processes. If the Company fails to comply with these regulations, it could be subject to fines or be required to suspend or cease its operations. In addition, these regulations may restrict the Company's ability to expand operations at its present locations in the United States and worldwide or require it to incur significant compliance related expenses.

        Laws and regulations have been enacted in several jurisdictions in which the Company sells its products, including various European Union, or EU, member countries. For example, the RoHS directive restricts the use of certain hazardous substances, including lead, used in the construction of component parts of electrical and electronic equipment. The Company believes that its products comply with the RoHS directive; however, if the Company fails to comply with these regulations in the future the Company may be forced to recall products and cease their manufacture and distribution, and the Company could be subject to civil or criminal penalties. The Company may incur increased manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements this directive, but the Company cannot currently estimate the extent of such increased costs or production delays, if any. To the extent that any such cost increases or delays are substantial, the Company's operating results could be materially adversely affected. Also, the Company is aware that lead times for new, compliant components are longer and that older, non-compliant components are being discontinued at a fast pace. The Company or its customers may be impacted by shortages if parts that comply with the RoHS directive are not available.

        Similar legislation may be enacted in other countries or regions where the Company sells the Company's products. The Company will need to ensure that it complies with these laws and regulations as they are enacted, and that its subcontractors also comply with these laws and regulations. If the Company or its subcontractors fail to comply with the legislation, its customers may refuse or be unable to purchase its products, which could harm its business, operating results and financial condition. If the Company has to make significant capital expenditures to comply with environmental laws, or if it is subject to significant expenses in connection with a violation of these laws, its business, operating results and financial condition could be materially and adversely affected.

If the Company is not successful in protecting its intellectual property rights, its ability to compete or maintain market share may be harmed.

        The Company relies on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect the Company's proprietary technologies and processes. For example, the Company enters into confidentiality agreements with its employees, consultants, and business partners, and controls access to and distribution of the Company's proprietary information. As of September 30, 2010, the Company had 89 U.S. patents and 20 foreign patents for various aspects of design and process innovations and has a number of pending U.S. and foreign patent applications.

        However, despite the Company's efforts to protect its intellectual property, the Company cannot assure you that:

  •
  steps the Company takes to prevent misappropriation or infringement of its intellectual property will be successful;

  •
  any existing or future patents will not be challenged, invalidated or circumvented;

  •
  any pending patent applications or future applications will be approved;

  •
  others will not independently develop similar products or processes to the Company's or design around the Company's patents; or

  •
  any of the measures described above will provide meaningful protection.

The Company may be subject to claims of infringement of third-party intellectual property rights or demands that it license third-party technology, which could result in significant expense and loss of its proprietary rights.

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. As is common in the industry, from time to time, third parties have asserted patent, copyright, trademark, and other intellectual property rights to technologies that are important to the Company's business and have demanded that the Company license their patents and technology. To date, none of these claims has resulted in the commencement of any litigation against the Company, nor has the Company believed that it is necessary to license any of the rights referred to in such claims. The Company expects, however, that it will continue to receive such claims in the future, and any litigation to determine their validity, regardless of its merit or resolution, could be costly and divert the efforts and attention of its management and technical personnel. The Company's recent efforts to license its intellectual property to third parties may also increase the potential for others to initiate claims against it. The Company cannot assure that it would prevail in such disputes given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation were to result in an adverse ruling the Company could be required to:

  •
  pay substantial damages;

  •
  discontinue the use of infringing technology, including ceasing the manufacture, use or sale of infringing products;

  •
  expend significant resources to develop non-infringing technology; or

  •
  license technology from the party claiming infringement, which license may not be available on commercially reasonable terms.

        Litigation resulting in any of the above could materially and adversely affect the Company's business, financial condition and operating results.

The Company is subject to United States Customs and Export Regulations

        The Company is subject to United States Customs and Export Regulations, including United States International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by United States companies. Failure to comply with such regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product, which could have a material adverse impact on its results of operations and financial condition.

Risks Relating to an Investment in The Company

The Company has significant debt in the form of its Senior Term Loan and 2014 Debentures.

        The Company has $25.0 million in original principal of its senior term loan with Whitebox VSC, Ltd. ("Whitebox"), plus $1.3 million of accrued payment-in-kind ("PIK") interest outstanding ("Senior Term Loan"). On October 29, 2011, the Company is obligated to repay the full remaining principal, amount of the notes, plus accrued PIK interest through that date. The Company has $46.5 million of its 8.00% Convertible Second Lien Debentures Due 2014 (the "2014 Debentures") outstanding. On October 29, 2014, the Company is obligated to repay the principal amount of the 2014 Debentures. The Company's debt could materially and adversely affect its ability to obtain financing for working capital, acquisitions or other purposes and could make it vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon its future performance, which will be subject to financial, business and other factors affecting its operations, many of which are beyond its control. The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund its financing requirements for at least the next 12 months. However, this may not be the case. If the Company incurs operating losses and negative cash flows in the future, the Company may need to further reduce its operating costs or obtain alternate sources of financing, or both. The Company may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If the Company raises additional funds through the issuance of equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of its common stock and its stockholders may experience dilution of their ownership interests.

The Company's stockholders will experience significant dilution in connection with the conversion of its Series B Preferred Stock and its 2014 Debentures.

        As of September 30, 2010, the Company had 23,986,531 million shares of common stock outstanding. In connection with the October 30, 2009 debt restructuring, the Company issued 771,000 shares of its Series B Preferred Stock convertible into an aggregate of 3,855,000 shares of its common stock and $50.0 million in aggregate principal amount of 2014 Debentures convertible into 11,109,556 shares of its common stock. As of September 30, 2010, the Company had outstanding 185,709 shares of its convertible Series B Preferred Stock and $46.5 million of 2014 Debentures. Full conversion of the currently outstanding Series B Preferred Stock and principal amount of the 2014 Debentures would result in the issuance of 11,260,323 shares of common stock. The conversion of its shares of Series B Preferred Stock and the conversion of its 2014 Debentures could have a significant dilutive impact on the ownership rights of its stockholders.

The market price for the Company's common stock has been volatile due, in part, to the Company's delisting from the NASDAQ National Market in June 2006 and future volatility could cause the value of investments in the Company to fluctuate.

        As a result of the Company's failure to comply fully with its reporting requirements under the Exchange Act, the Company's common stock has been delisted from the NASDAQ National Market. The Company currently is quoted under the symbol VTSS.PK on the OTCQB Marketplace of the Pink OTC Markets, Inc., an electronic quotation service for securities traded over-the-counter by companies that are registered with, and reporting under the rules and regulations of, the Securities and Exchange Commission. As a result, there may be significantly less liquidity in the market for the Company's common stock.

        The Company's stock is deemed to be a "penny stock" (generally, any equity security not listed on a national securities exchange or quoted on the NASDAQ Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions) subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade in the Company's stock. Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or "margin" low-priced stocks, and declines in the stock price below certain levels may result in unexpected margin calls. Additionally, because brokers' commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if the Company's share price were higher. This factor may also limit the willingness of institutions to purchase the Company's common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in the Company's common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade the Company's common stock.

        In addition, the Company's ability to raise additional capital through equity financing, and attract and retain personnel by means of equity compensation, may be impaired. Furthermore, the Company may experience decreases in institutional and other investor demand, analyst coverage, market making activity, and information available concerning trading prices and volume, and fewer broker-dealers may be willing to execute trades with respect to the Company's common stock. The delisting has decreased the attractiveness of the Company's common stock and caused the trading volume of the Company's common stock to decline significantly, which has resulted in a significant decline in the market price of its common stock.

        The Company intends to seek to be relisted on a securities exchange in the future. There can be no assurance whether the Company will satisfy the standards for listing on an exchange or that an exchange will approve the Company's listing. Nor can there be any assurance when a relisting would occur. Continuing to be quoted only on Pink Sheets could result in continued volatility in the trading price of the Company's common stock and could cause its value to fluctuate.

The holders of the 2014 Debentures have significant influence over the Company and could act in a manner with which other stockholders may disagree or that is not necessarily in the interests of other stockholders.

        As of September 30, 2010, the holders of the 2014 Debentures owned approximately 51.9% of the Company's outstanding common stock and all of the Company's Series B Preferred Stock (convertible into 3.9% of the Company's common stock). These stockholders have significant influence over all matters submitted to the Company's stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of the Company's assets. For as long as these holders own the 2014 Debentures, they may have interests that are different from those of other stockholders who do not also own 2014 Debentures. For example, the holders of the 2014 Debentures may support proposals and actions with which other stockholders may disagree or which are not in their interests. In addition, their combined ownership of common stock, Series B Preferred Stock and 2014 Debentures could motivate them to support a sale of the Company at a price that is not attractive to many of the Company's stockholders. Furthermore, the concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of the Company's common stock.

The Company had material weaknesses in internal control over financial reporting in the recent past and the Company cannot provide assurance that additional material weaknesses will not be identified in the future.

        The material weaknesses in internal control over financial reporting, previously referenced in the Company's quarterly and annual reports for fiscal years 2006 through 2009 and the Company's quarterly reports for fiscal 2010, have been remediated. The Company concluded that, as of September 30, 2010, the Company has remediated these material weaknesses as a result of the following remedial actions:

  •
  Increased IT controls to limit access to key applications and data;

  •
  Increased review controls over access to key applications and data;

  •
  Utilized outside experts to redesign and test processes, reviews, and controls; and

  •
  Expanded operational and finance management review over key inventory metrics and transactions and increased controls over inventory cut-off.

        The Company regularly reviews its system of internal control over financial reporting and makes changes to its processes and systems to improve controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. However, the Company cannot provide assurance that additional material weaknesses will not be identified in the future. If the Company's internal control over financial reporting or disclosure control and procedures are not effective, there may be errors in the Company's financial statements that could require a restatement or delay the Company's filings and, as a result, investors may lose confidence in the Company's reported financial information, which could lead to a decline in the Company's stock price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        The Company's executive offices and principal R&D facility is located in Camarillo, California and is leased pursuant to a non-cancellable operating lease. In September 2008, the Company extended the term of this lease through January 31, 2014 with an annual base rent of $1.2 million. The total space occupied in this building is approximately 111,000 square feet. The Company also leases an additional 58,000 square foot facility in Camarillo for product development, pursuant to a sale-leaseback agreement, which is leased through December 2015. (See Note 10-Commitments and Contingencies in the accompanying Consolidated Financial Statements). The Company also leases space in additional locations that include domestic and international offices in Denmark, Germany, India, Massachusetts, Oregon, and Texas. The Company's sales and field support offices are located in the United States, Canada, Europe, China, Japan, Germany, India, and Taiwan. As of September 30, 2010, the Company leased total space of approximately 282,000 square feet. The Company's current space is sufficient to accommodate current operations.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is involved in legal proceedings in the ordinary course of business, including actions against it which assert or may assert claims or seek to impose fines and penalties in substantial amounts, such as the matter described below.

The DOJ Subpoena and SEC Investigation

        In May 2006, the Company received a grand jury subpoena from the office of the United States Attorney for the Southern District of New York requesting documents from 1995 and later. The Division of Enforcement of the SEC also conducted an investigation of Vitesse. The Division of Enforcement requested documents from 1995 and later. Vitesse has cooperated with both government agencies in their investigations. While the investigation by the United States Attorney is ongoing, the staff of the SEC's Division of Enforcement has agreed to recommend to the Commission a proposed settlement that would conclude for the Company all matters arising from the SEC investigation into historical stock option practices and certain other accounting irregularities. Under the proposed settlement, the Company would pay a $3.0 million civil penalty and consent to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. In connection with the Company's proposed settlement with the staff of the Division of Enforcement, for the fiscal year ended September 30, 2009, the Company recorded a $3.0 million expense related to the civil penalty payable to the SEC. The proposed settlement is contingent on the review and approval of final documentation by the Company and the staff of the SEC's Division of Enforcement, and subject to final approval by the Commission.

ITEM 4.    REMOVED AND RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock began trading on the OTCQB Marketplace of the Pink OTC Markets Inc. on June 28, 2006. Prior to June 28, 2006, the Company's stock was traded on the NASDAQ National Market under the symbol VTSS. The following table sets forth the high and low bid quotations of the Company's common stock, as reported on the OTCQB Marketplace for the periods shown (all prices have been adjusted for the Company's one-for-20 reverse stock split on June 30, 2010). Quotations from Pink OTC Markets Inc. reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended 2010
October 1 through December 31, 2009	$7.40	$4.00
January 1 through March 31, 2010	5.80	5.00
April 1 through June 30, 2010	8.80	5.80
July 1 through September 30, 2010	5.70	2.80
Fiscal Year Ended 2009
October 1 through December 31, 2008	$11.60	$1.80
January 1 through March 31, 2009	9.60	4.20
April 1 through June 30, 2009	9.00	4.80
July 1 through September 30, 2009	9.00	5.00

        As of December 1, 2010, the Company had approximately 1,300 stockholders of record. The number of holders of record does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

        The Company has never paid cash dividends and presently intends to retain any future earnings for business development. Further, the Company's existing loan agreements limit the payment of dividends without the consent of the lenders.

        There have been no sales of unregistered securities during the year ended September 30, 2010. There were no shares withheld for taxes upon vesting of restricted stock or other stock repurchases.

Five-Year Stock Performance Graph

        The following performance graph compares the cumulative total stockholder return on the Company's common stock with the NASDAQ Composite Index, the NASDAQ Stock Market-U.S. Index and the NASDAQ Electronics Components Index from market close on the last trading day in September 2005 through the last trading day in September 2010. The graph is based on the assumption that $100 was invested in each of the Company's common stock, the NASDAQ Composite Index, the NASDAQ Stock Market-U.S. Index and the NASDAQ Electronics Components Index on the last trading day in September 2005.

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

 COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG VITESSE SEMICONDUCTOR CORPORATION,
THE NASDAQ COMPOSITE INDEX
THE NASDAQ STOCK MARKET (U.S.) INDEX AND
THE NASDAQ ELECTRONICS COMPONENT INDEX

COMPARISON OF CUMULATIVE TOTAL RETURN

ITEM 6.    SELECTED FINANCIAL DATA

        The table below includes selected consolidated financial data for the five years in the period ended September 30, 2010 and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements in this Annual Report on Form 10-K. The Company's consolidated selected financial data have been derived from the Company's audited Consolidated Financial Statements.

	As of and for the years ended September 30,
	2010	2009	2008	2007	2006
		(in thousands, except per share data)
Statement of Operations Data:
Product revenues	$165,633	$154,927	$218,536	$221,948	$203,289
Intellectual property revenues	357	13,250	10,000	—	—

Net revenues	165,990	168,177	228,536	221,948	203,289
Income (loss) from operations	3,991	(179,005)	8,378	(1,799)	(50,094)
Net (loss) income from continuing operations	(20,177)	(194,193)	8,170	(4,825)	(52,003)
Income (loss) from discontinued operations	121	71	9,044	(16,822)	(15,282)

Net (loss) income	$(20,056)	$(194,122)	$17,214	$(21,647)	$(67,285)
Net (loss) earnings attributable to noncontrolling interest	(1)	(81)	660	—	—
Fair value adjustment of Preferred Stock—Series B	126	—	—	—	—

Net (loss) income available to common stockholders	$(20,181)	$(194,041)	$16,554	$(21,647)	$(67,285)

Net (loss) income per share:
Basic and Diluted:
Continuing operations	$(0.96)	$(16.92)	$0.73	$(0.43)	$(4.68)
Discontinued operations	0.01	0.01	0.81	(1.50)	(1.38)

Net (loss) income per share	$(0.95)	$(16.91)	$1.54	$(1.94)	$(6.06)

Net (loss) earnings attributable to noncontrolling interest	(0.00)	(0.01)	0.06	—	—
Fair value adjustment of Preferred Stock—Series B	0.01	—	—	—	—

Net (loss) income available to common stockholders	$(0.96)	$(16.91)	$1.48	$(1.94)	$(6.06)

Weighted average shares outstanding:
Basic and Diluted	21,074	11,478	11,181	11,178	11,107
Balance Sheet Data:
Cash and short-term investments	$38,127	$57,544	$36,722	$33,576	$28,653
Working capital	48,037	39,397	49,198	55,287	14,431
Total assets	97,529	109,273	292,277	327,348	352,199
Long-term debt	80,571	111,352	126,123	155,118	146,752
Total stockholders' (deficit) equity	(21,206)	(61,273)	125,361	106,243	117,810

        On October 29, 2007, the Company completed its sale of a portion of its Storage Products business. The Company reported the results of operations and financial position of the Storage Products business in discontinued operations within the Company's statements of operations and as assets and liabilities held for sale in the Company's balance sheet as of September 30, 2007. For the year ended September 30, 2008, the Company reported the results of operations of the Storage Products business, along with the gain recognized on the sale, in income (loss) from discontinued operations within the Company's statement of operations. For the year ended September 30, 2010, the Company reported revenue of $0.1 million, net of taxes of $0.2 million related to the final earn-out payments resulting from the sale of the Storage Products business.

        During the quarter ended December 31, 2008, the Company identified changes in key factors indicating a possible impairment of the value of its goodwill. As a result of the additional analyses performed, the Company recorded an impairment charge to fully write-off its goodwill balance of $191.4 million for the quarter ended December 31, 2008.

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

  •
  Issued $50.0 million in aggregate principal amount of 2014 Debentures to the holders of the 2024 Debentures who participated in the transaction. The 2014 Debentures have a five-year term, an 8.0% annual interest rate and a conversion price of $4.50 per share. The indebtedness under these 2014 Debentures is secured by a second-priority security interest in substantially all of Vitesse's assets and is subordinated to the security interest for the Senior Term Loan.

  •
  Issued to the holders of the 2024 Debentures who participated in the exchange, 8,646,811 shares of common stock, and to some of those holders, an aggregate of 771,000 shares of a new Series B Preferred Stock, which are convertible into common stock on a five-to-one basis and have a dividend preference relative to the common stock. The Series B Preferred Stock and the 2014 Debentures include restrictions on conversion prohibiting holders of those securities from converting if it would result in the holder beneficially owning more than 9.99% of Vitesse's outstanding common stock.

        On May 14, 2010, the Company received a conversion notice from one of the holders of the 2014 Debentures of its intent to convert $3.5 million face amount of its holdings. The Company converted the principal amount of the submitted debentures into shares of common stock and elected to pay the "Make-Whole Amount" (as defined in the Indenture for the 2014 Debentures) in shares of common stock. 777,778 shares of the Company's common stock were issued on May 20, 2010 in settlement of the $3.5 million of debentures based on a conversion price of $4.50 per share. On June 7, 2010, 91,753 shares of common stock were issued in settlement of the Make-Whole Amount obligation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Report and the "Risk Factors" included in Part I, Item 1A of this Report, as well as other cautionary statements and risks described elsewhere in this Report, before deciding to purchase, hold or sell the Company's common stock.

        The discussion and analysis set forth below reflects the adoption of policies and procedures and adjustments relating to the review of the Company's historical financial statements. All dollar amounts are presented in thousands unless otherwise noted.

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

        The Company is a leading supplier of high-performance ICs principally targeted at systems manufacturers in the communications industry. Within the communications industry, the Company's products address Carrier and Enterprise Networking, where they enable data to be transmitted at high-speeds and processed and switched under a variety of protocols.

        In recent years, the Company has focused its product development and marketing efforts on products that leverage the convergence of Carrier and Enterprise Networking onto Internet Protocol based networks. These "Next-Generation Networks" share the requirements of high reliability, scalability, interoperability and low cost. Increasingly, these networks will be delivered based on Ethernet technology. The Company believes that products in this emerging technology area represent the best opportunity for the Company to provide differentiation in the market.

Debt Restructuring

        Effective October 16, 2009, the Company entered into an agreement to amend the Senior Term Loan with Whitebox (the "Debt Modification"). On October 29, 2010, the Company entered into a Debt Conversion Agreement (the "Conversion Agreement") with the beneficial owners of more than 96.7% of the 2024 Debentures (the "Noteholders"). Pursuant to the Conversion Agreement, the Noteholders agreed to exchange their 2024 Debentures for a combination of cash, shares of common stock, and newly issued 2014 Debentures, convertible into shares of common stock (the "Debt Exchange"). Certain Noteholders received Series B Preferred Stock. The Debt Modification was completed on October 30, 2009. The treatment of the Debt Modification and the Debt Exchange are described in Note 4—Debt in the accompanying Consolidated Financial Statements.

Industry Trends and Characteristics that Affect the Company's Business

        In order to achieve sustained, increasing profitability, the Company must achieve a combination of revenue growth, increases in margins, and careful control of its operating expenses. The Company continues to focus on improving each of these components of its financial model.

        In fiscal year 2010, the Carrier and Enterprise Networking markets showed improvements from the severely depressed conditions in fiscal year 2009. While improved, market conditions have not yet returned to the strength seen prior to the recession. The recovery was generally stronger in Enterprise segments than in Carrier segments, where demand has remained highly variable from quarter to quarter. During the year, the supply chain for semiconductor products, including wafer fabrication, assembly, and testing, experienced extended lead times and periodic shortages as the overall demand for consumer electronics recovered. Due to these market conditions, many of the Company's major customers and the industry in general, experienced increasing unpredictability and variability in their business. In spite of these continued challenging business conditions, the Company believes that the long-term prospects for the markets that the Company participates in remain strong.

        The Company's ability to achieve sustained revenue growth will depend on several factors including increasing demand from its end markets, its ability to capture and maintain market share in growing markets, the rate at which these new markets ramp into production, and the continuing trend by systems companies to outsource the designing and manufacturing of ICs to companies such as Vitesse.

        The Company believes it is investing in the fastest growing segments of its target markets. The Company has invested in two major trends in networking:

  1.
  The migration of almost all networks to Ethernet-based technologies. This migration is happening now in Enterprise and Carrier Networks, and the Company anticipates further opportunities in cloud computing and smart grids in the future.

  2.
  The need for more bandwidth that will drive increasing speeds in the networks.

        The Company's new products address the two largest and fastest growing segments—Carrier Ethernet and Enterprise Networking. Many also serve the biggest market—Carrier Mobile Infrastructure—as that market starts to require Carrier Ethernet capabilities.

        The Company's future revenue opportunities will, in part, be determined by the Company's ability to participate and capture new "design wins" within the Company's major customer base. This opportunity depends in large part on the Company's ability to develop, deploy, and sell products in a timely manner with features that compete effectively against the competitors in the Company's markets.

        In 2010, the Company set an aggressive goal to deploy 30 new products to the market. On September 29, 2010, the Company announced the VSC7111, an 11.5-Gbps quad-channel signal conditioner for PCIe Gen3 applications as the 30th new product released in fiscal year 2010, an increase of 260% from the average number of new products introduced over the prior three year period. The increase is a result of the Company's focus on deploying its intellectual property into products based on Ethernet technology that can be leveraged across large markets in Enterprise and Carrier Networking. The Company's new product releases were focused in four growth product lines: 20 products in its Ethernet Switching and PHY product line, 10 products in its Connectivity product line.

        The Ethernet Switch and PHY products allow the Company's customers to develop highly integrated, low power switches in SME and other Enterprise Networking applications, as well as wireless cell site routers, microwave backhaul equipment, and switching subsystems in Carrier Networking applications. The Company's new products in connectivity include new crosspoint switches and signal conditioners with data rates from 1 Gbps to 12 Gbps. These products have very broad applications across a variety of markets, and again, re-affirm Vitesse's leadership in low-power connectivity solutions for telecom, data center, and video equipment. The Company believes that the new products introduced in fiscal year 2010 will substantially improve its ability to address the needs of its customer base.

        The Company competes for market share based on its customers' selection of the Company's components over its competitors during the design phase of its customers' systems. The Company's ability to compete is dependent on the needs of its customers, how well its products address these needs, its corporate relationships, and a variety of other factors. Once selected for a "design win," the

Company has a high probability of holding the majority market share for this product. Many of the Company's large customers have their own internal design teams, which causes the Company to compete against these teams when its customers consider a "make vs. buy" decision. The trend in the industry has been, and continues to be, to outsource more designs to companies such as Vitesse. While the Company expects this trend to continue, the Company views these "internal" design efforts as a significant competitive threat. The "design win" is a critical milestone in the path to generating revenue, as the Company's products, and the Company's customers' products, are highly complex and typically require many years of development, testing, and qualification before they reach full production. As a result, it may be difficult to forecast the potential revenue from new and existing products at the time the Company begins its development efforts or achieves its "design wins."

        The Company's ability to improve margins depends upon several factors, including the Company's ability to continue to reduce its cost of revenues, including its wafer, assembly, and test costs, its ability to improve manufacturing yields, its ability to continue to migrate its products to next-generation process nodes, and its ability to reduce average selling price ("ASP") erosion. The Company has active programs in place to address each of these factors.

        As a fabless semiconductor Company, the Company outsources the majority of its manufacturing. As such, the Company must manage its supply chain efficiently to ensure competitive materials pricing and effective lead-times for the materials that the Company purchases. The semiconductor industry in which the Company competes is highly cyclical. Typically, in periods of strong demand in the semiconductor industry, the Company may experience longer lead times, difficulties in obtaining capacity and/or meeting commitments for its required deliveries. Today, 100% of its wafer fabrication and assembly is outsourced. During 2010, the Company successfully moved 'wafer probe' and 'final testing' from its in-house test facility in Camarillo, California to an outsourced operation at an Asian subcontractor. This production model will provide the Company substantial advantages in terms of lower fixed cost, reduced cycle times, and lower inventory levels.

        Improving product yields is critical to maintaining and improving the Company's cost of revenues. The Company has a team of engineers focused on yield improvements. Yields are affected by a variety of factors including design quality, wafer fabrication, assembly and test processes and controls, product volumes, and life cycles. The Company works closely with all its manufacturing subcontractors to improve product manufacturability and yields. The Company manufactures a wide variety of products, some at low volumes, which likely limits its ability to improve yields on some products.

        Gross margin is also impacted by the ASP of the Company's products, which is primarily determined by competitive factors within the specific markets the Company serves. Average margins vary widely within the markets the Company serves, with the Carrier Networking market having the highest average margins and the Enterprise Networking market having the lowest average margins. The Company endeavors to increase margins by providing products that have substantial added value relative to its competition.

        The Company continues to have tight control over its operating expenses. The Company considers cost of revenues, engineering, research and development ("R&D") and, selling, general and administrative costs ("SG&A") expenses as operating expenses. The Company reduced overall operating expenses from $206.9 million in fiscal year 2008 to $164.3 million in fiscal year 2009 and to $161.1 million in fiscal year 2010. This reduction in spending was accomplished through implementing a variety of aggressive cost-cutting measures including reduction in workforce and improved efficiencies in operations. The Company reduced its overall headcount by 6% in 2010 while increasing its headcount in R&D. The Company continues to focus on R&D and SG&A as the major elements of operating expense.

        To remain competitive, the Company must efficiently deploy its R&D resources into markets that will provide its future revenue growth. The Company's R&D costs increased from $45.7 million in fiscal year 2009 to $51.1 million in fiscal year 2010 as the result of its stated commitment to develop and release 30 new products. The Company's R&D costs decreased from $50.1 million in fiscal year 2008 to $45.7 million in fiscal year 2009. The percentage of its total headcount that is attributed to R&D has steadily increased during the last three years from 37% in 2008 to 42% in 2009 to 47% in 2010. A large part of this growth is in its Hyderabad, India design center where the Company can more efficiently execute product verification and validation. The Company's India design center has been re-targeted from storage products to products for Carrier and Enterprise Networking applications. The Company continues to focus its R&D efforts and to seek opportunities to more efficiently deploy its R&D resources into larger, growing markets.

        The Company continues to reduce SG&A expenses. The Company's primary focus is on reducing legal, accounting and other administrative costs, and reducing its cost of distribution.

        As is common in the industry, the Company sells semiconductor products directly to OEMs and also uses a number of distributors and logistics providers to sell products indirectly to its customer base. In 2010, the Company continued its plans to move more of its business to a direct model. The Company's direct gross shipments to customers were $82.5 million or 49.8% of product revenue in fiscal year 2010, compared with $49.8 million or 32.1% in fiscal year 2009, and $45.3 million or 20.7% in fiscal year 2008. The Company's accounting policy uses the "sell-through" model. The "sell-through" model recognizes revenue only upon shipment of the merchandise from its distributor to the final customer. Because the Company uses the "sell-through" methodology the Company may have variability in its revenue from quarter to quarter as customers have substantial flexibility to reschedule backlog with most of the Company's channel partners as part of the terms and conditions of sale. In addition, the "sell-through" policy requires that the Company include all distributor channel inventory on its balance sheet as part of its reported inventory. The Company's indirect gross channel sales were $83.1 million, $105.1 million, and $173.2 million in fiscal year 2010, 2009, and 2008, respectively.

        The Company's sales are distributed geographically around the world. In 2010, 40.3% of the Company's sales were to North America, 44.3% to Asia, and 15.4% to Europe. In 2009, 36.0% of the Company's sales were to North America, 52.0% to Asia, and 12.0% to Europe. In 2008, 50.8% of the Company's sales were to North America, 38.6% to Asia, and 10.6% to Europe.

        It is critical that the Company efficiently deploy its capital. Inventory levels increased to $27.3 million as of September 30, 2010, from $18.8 million as of September 30, 2009. Inventory increased as its channel partners and distributors took action to increase their inventory in response to stronger demand. The Company was able to respond quickly to the change in demand by increasing orders to its suppliers.

Implementation of the Company Strategy

        During the last three years, the Company accelerated its comprehensive strategic transformation. The Company has invested heavily to enter new markets, develop new products, and penetrate new customers in an effort to diversify the Company and provide new opportunities for growth. During the last three years the Company has:

  •
  Expanded its business in Europe and Asia, primarily in China, as the result of improved penetration into Tier 1 Networking OEMs. In 2010, its top customer was Huawei Technologies, the leading provider of Carrier Networking equipment in China.

  •
  Redeployed and focused its R&D resources on product developments primarily in the Carrier and Enterprise Networking markets; in 2009, despite challenging economic conditions, the Company continued to invest in R&D at a level necessary to drive future growth. In fiscal year 2010, the Company accelerated the deployment of a new generation of technology with 30 new products that will substantially advance its position in critical new markets.

  •
  Transitioned to a fully outsourced manufacturing model by moving the majority of its California probe and test facility to an outsourced, offshore Asian test contractor, which was completed in 2010. This production model substantially reduced its fixed costs, reduced overall cost of test, and will allow the Company to reduce its manufacturing cycle times and better serve its growing customer base in Asia.

  •
  Divested portions of its Storage Products business that were not consistent with other areas of the Company whose products are based on Ethernet technology. The Company completed the sale of those portions to Maxim Integrated Products, Inc. ("Maxim"), on October 29, 2007, for $62.8 million plus earn-outs based on the business meeting certain criteria, as detailed in the agreement.

  •
  Exited the GaAs and InP product business and closed its Camarillo, California wafer fabrication facility. Fixed assets with a zero net book value were sold for $2.5 million, net of commissions, on February 27, 2008.

        The Company is improving the efficiency of its R&D primarily by focusing its resources on two large, but independent markets: Carrier Networking and Enterprise Networking. Both of these markets rely increasingly on Ethernet technology to deploy next-generation networks and services, which allows the Company to maximize the impact of its R&D budget. The Company believes its focus on the growth of Ethernet technology in Carrier and Enterprise Networks is beginning to pay dividends. New products released in 2010 will substantially expand its served markets, allowing the Company to compete in large, growing markets.

        The Company continues to strengthen its operational performance and execution. Its efforts in operations include reduction in materials costs and cycle times, improved product yields, implementation of programs such as lean manufacturing, and an increased emphasis on the importance of its customers. These efforts are producing results, demonstrated by the multiple supplier awards the Company received during the year, including the Technical Support Award from its largest customer, Huawei Technologies.

Fiscal 2010 Actions

        In an effort to reduce costs and shorten manufacturing time, the Company eliminated test activities at the Camarillo, California location and outsourced testing to a third-party facility. This restructuring plan was approved in October 2009 with implementation efforts starting immediately and full transition of testing to the third-party completed during the third quarter of the fiscal year 2010. This restructuring plan included the termination of approximately 50 employees. In connection with this restructuring, the Company recorded restructuring charges of approximately $0.7 million in the first quarter for severance costs to be incurred during the fiscal year ended September 30, 2010. The Company did not incur costs for impairment of fixed assets or facilities as part of the restructuring plan.

The Company's Business Product Lines

        Beginning in 2008, Vitesse classified product revenues into three markets: Carrier Networking, Enterprise Networking and Non-Core. These classifications reflect the major trends in the Company's product lines and how they map into its customer base. In addition, the Company has an IP revenue stream that was introduced in the last quarter of 2008.

Carrier Networking

        The global telecommunications Carrier Network, which includes networks delivering voice and data services, has grown dramatically to a complex combination of networks. These networks are often classified into groups such as Wide Area Networks ("WANs"), Metropolitan Area Networks ("MANs"), Multi-Service Access Networks ("MSANs"), and Radio Access Networks ("RANs"). Each of these types of networks has its own set of technical and operational challenges. These evolving networks must deliver more bandwidth and provide increasing data-based capabilities to provide "quadruple play" services that integrate voice, data and video traffic over both wired and wireless networks. To address the technical and operational problems, Carriers are increasingly trying to map Ethernet services and connectivity more efficiently into their existing networks. Carriers may even replace their legacy network with new all-IP/Ethernet-based networks. Broadly, Ethernet technology upgraded to meet these requirements is being referred to as "Carrier Ethernet." The upgrade is, in effect, an adaptation of Ethernet to provide the same features and functions that have traditionally been provided by "telecom" protocols such as SONET/SDH and Plesiochronous Digital Hierarchy ("PDH"). Because of the complexity of the Carrier Networks, products sold into these applications have long design cycles, typically two to four years from design start to production, and long life cycles, typically five to ten years or more. Vitesse provides a variety of products for Carrier Networking applications. These products generally include:

  i.
  EoS Mappers, SONET/SDH Framers and Switches;

  ii.
  Next-Generation OTN Mappers;

  iii.
  Signal Integrity products including Backplane Transceivers, CDR, and Crosspoint Switches;

  iv.
  Ethernet MACs and Ethernet Switches;

  v.
  Optoelectronic Physical Media Devices ("PMDs") and Physical Layer Devices ("PHYs") such as Transceivers and Clock and Data Recovery ("CDR") for SONET and 10 Gigabit Ethernet and;

  vi.
  Ethernet Copper PHYs that contain specialized timing capabilities for Carrier Networks

Enterprise Networking

        Enterprise Networks generally include equipment dedicated to the communication of voice and data services within large Enterprise organizations. An Enterprise Network will typically be comprised of one or more Local Area Networks ("LANs") interconnecting computer systems, including workstations and servers, as well as one or more Service Access Network ("SAN"). Enterprise Networks will also typically include broadband connections to Carrier Networks for the broader communication of voice and/or data outside of the enterprise. Enterprise Networks are often classified into groups depending on their size and complexity. Categories are large Enterprise, data center switching, SME, SMB, and SOHO. Similar to Carrier Networks, Enterprise Networks are going through an evolution to provide more bandwidth, (i.e. more data at higher speeds) and more reliability, interoperability, and scalability. Ethernet-based networks, which are already widely deployed in LANs, are becoming more prevalent in other Enterprise applications such as data center switching and SANs. Enterprises are paring down their multiple networks (telephone, LAN, video conferencing, wireless, and remote mirroring/backup) to a common switched IP/Ethernet-based infrastructure. Ethernet technology that is being upgraded to meet these new requirements is generally referred to as "Converged Enhanced Ethernet." In addition, Enterprise Networks are migrating from fast 100 Mbps Ethernet to Gigabit Ethernet and from Gigabit Ethernet to 10 Gigabit Ethernet. This transition is still in the early stages and expected to accelerate over the next several years. The complexity of products within the Enterprise Networks varies dramatically based on the product application. Products at the "low-end" of the network, in SOHO, SME, and low-end SME applications typically have fast design cycles in the order of six to 12 months and short life cycles, in the order of two to four years. Products sold into applications at the "high-end" of Enterprise such as data center switching and high-end SME have longer design cycles, typically one to two years from design start to production and long life cycles, typically three to five years or more.

        Vitesse provides a variety of products into Enterprise Networking applications. These products generally include:

  i.
  Ethernet Switches and Ethernet MACs;

  ii.
  Ethernet Copper PHYs;

  iii.
  Integrated Ethernet Switch and Copper PHYs;

  iv.
  Physical Layer Devices such as Transceivers and Clock and Data Recovery for 10 Gigabit Ethernet applications, and;

  v.
  Signal Integrity products including Backplane Transceivers, CDRs and Crosspoint Switches.

Non-Core

        Products that do not substantially sell into the Carrier or Enterprise Networking markets, or have no current or future investment, have been classified as Non-Core products. Today, these products include legacy products from its Fibre Channel storage products line, its Raid-on-Chip processor line, its Network Processor product line and its packet-based Switch Fabric product line.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of net revenue and expenses during the reporting period. The Company regularly evaluates its estimates and assumptions related to revenue recognition, allowance for doubtful accounts, sales returns, inventory valuation, purchased intangible asset valuations, share-based compensation expense, income taxes and R&D. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and costs and expenses that are not apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between its estimates and the actual results, its future results of operations will be affected.

        The Company believes the following are either: (i) critical accounting policies that require the Company to make significant judgments and estimates in the preparation of its Consolidated Financial Statements; or (ii) other key accounting policies that generally do not require the Company to make estimates or judgments but may be difficult or subjective.

Revenue Recognition, Warranty Reserve and Allowance for Doubtful Accounts

        In accordance with ASC Topic 605 Revenue Recognition ("ASC 605") the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable, and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. The Company recognizes revenue on goods shipped directly to customers at the time of shipping, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all distributors, utilizing information provided by the distributors. This revenue recognition method does not allow revenue to be recognized when shipped to a distributor, i.e., into the channel, but only when the distributor sells inventory to the end-user.

        As of September 30, 2010 and 2009, these distributors held inventory balances of $6.0 million and $3.6 million, which are carried on the books of Vitesse. The distributors are given business terms that allow for the return of a portion of inventory and distributor credits for changes in selling prices to end customers, respectively. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell inventory to end customers. Payments received from distributors for inventory shipped to them, in advance of the sale of that inventory to the end-user, are shown as deferred revenue. Vitesse personnel are often involved with the sales from the distributors to end customers.

        As of September 30, 2010 and 2009, approximately 1.2% and 2.2% of the Company's inventory is consigned and located with two customers, respectively. Consistent with its revenue recognition policy, the Company recognizes revenue when the customer pulls the inventory for use, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        In accordance with ASC 605, when licensing technology and intangibles, delivery is not deemed to occur for revenue recognition purposes until the license term begins. Revenues are recognized in a manner consistent with the nature of the transaction and related earnings process. Based on management's analysis of the license terms, and pursuant to the guidance in ASC 605, revenue related to the licensing of intellectual property is deferred until delivery has occurred and final acceptance of the contracted deliverables is received from the licensee.

        The Company generally warrants its products against defects for one year from date of shipment. A warranty reserve is recorded against revenue when products are shipped. At each reporting period, the Company adjusts its reserve for warranty claims based on its actual warranty claims experience as a percentage of net revenue for the preceding 12 months and also considers the impact of known operational issues that may have a greater impact than historical trends. Historically, its warranty returns have not been material. As of September 30, 2010 and 2009, its warranty reserve was $385,000 and $295,000, respectively.

        The Company evaluates the collectability of accounts receivable on a monthly basis using a combination of factors, including whether any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company has assessed the collectability of accounts receivable at September 30, 2010 and September 30, 2009 and determined that no allowance is required. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, an allowance could be required.

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

        The Company writes down its inventory for estimated obsolete or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than its estimates, additional inventory write-down may be required. In the event the Company experiences unanticipated demand and is able to sell a portion of the inventory it has previously written down, its gross margins will be favorably affected.

Valuation of Goodwill and Intangible Assets

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

        During the quarter ended December 31, 2008, the Company performed an analysis of its goodwill and determined that the carrying amount of goodwill exceeded the implied fair value of that goodwill. As a result of the analysis, the Company recorded an impairment charge to fully write off its goodwill balance of $191.4 million during the quarter ended December 31, 2008.

        Intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to ten years.

Valuation of Compound Embedded Derivative related to Subordinated Debentures

        In accordance with ASC Topic 815 Derivatives and Hedging ("ASC 815"), "Accounting for Derivative Instruments and Hedging Activities," embedded derivatives must be bifurcated from the underlying debt instrument and valued as a separate financial instrument. Management evaluated the terms and features of the 2014 Debentures and identified an embedded derivative (the "compound embedded derivative" or "derivative liability") requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the compound embedded derivative meet the criteria for bifurcation and separate accounting as set forth in ASC 815 due to the conversion price not being indexed to the Company's own stock. Any gain or loss on the fair value of the compound embedded derivative will be reflected in current earnings. The compound embedded derivative is comprised of the conversion option and a make-whole payment for foregone interest if the holder converts the debenture early. The Company estimated the approximate fair value of the compound embedded derivative as the difference between the estimated value of the 2014 Debentures with and without the compound embedded derivative features. The fair value of the 2014 Debentures was estimated using a convertible bond valuation model within a lattice framework. These valuations were determined using Level 3 inputs. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding shares of its common stock into which the 2014 Debentures are convertible. The Company's analysis was premised on the assumption that the holder would act in a manner that maximizes the potential return, or "payoff," at any given point in time. Included in this premise was the assumption that the holder would compare the potential return associated with each available alternative, including, as specified in the terms of the 2014 Debentures, holding the debt instrument, exercising an equity conversion option, or exercising a put option.

        On October 30, 2009, the date of issuance, the fair value of the bifurcated compound derivative was $28.0 million. As of September 30, 2010, the fair value of the bifurcated compound derivative was $15.5 million, with the change reflected in the Consolidated Statement of Operations for the year ended September 30, 2010. The change in the fair value of the bifurcated compound derivative is a non-cash item resulting from the increase or decrease in the market price of the underlying common stock. Should the holders convert the 2014 Debentures and receive the make-whole payments, settlement may be, at the Company's election, in shares of the Company's common stock. Should the holders exercise their rights to convert, the Company intends to settle these obligations in common shares. As the Company intends to, and has the ability to, satisfy the obligations with equity securities, in accordance with ASC 470, the Company has classified the liability as a long-term liability on its Consolidated Balance Sheet as of September 30, 2010.

Accounting for Share based Compensation

        The Company adopted Accounting Standard Codification Topic 718 Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all share-based payments, including grants of stock options and employee stock purchase rights, to be recognized in the Company's financial statements based on their respective grant date fair values.

        ASC 718 requires companies to calculate the compensation cost of full-value awards, such as restricted stock, based on the market value of the underlying stock at the date of the grant. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of ASC 718, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability. Because the share-based compensation expense recognized in the statements of operations for the years ended September 30, 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeitures from the estimates made at grant date could result in more or less non-cash compensation expense in comparable periods.

Income Taxes

        The Company accounts for income taxes using ASC Topic 740—Income Taxes ("ASC 740"). Under ASC 740, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted the provisions of ASC Subtopic 740-10, "Accounting for Uncertainty in Income Taxes", formerly Fin 48 ("ASC 740-10") and assessed the impact of ASC 740-10 on its financial statements and determined that no adjustment to retained earnings was necessary.

        The Company maintains a valuation allowance on the deferred tax assets for which it is more likely than not that it will not realize the benefits of these deferred tax assets in future tax periods. The valuation allowance is based on estimates of future taxable income in each tax jurisdiction in which the Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities. ASC 718 allows the benefit related to deductible temporary differences attributable to non-qualified stock options to be credited to additional paid-in-capital when realized. Because the Company was in a net operating loss position as of September 30, 2010 and 2009, it did not recognize a benefit arising from non-qualified stock options for those respective years.

        In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2010 and 2009, management has placed a valuation allowance against all deferred tax assets based on its overall assessment of the risks and uncertainties. Accordingly, management believes the current valuation allowance on deferred tax assets is sufficient and properly stated at September 30, 2010 and 2009.

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

Impact of Recent Accounting Pronouncements

        For information with respect to recent accounting pronouncements and the impact of these pronouncements on the Company's Consolidated Financial Statements, see Note 1 of Notes to Consolidated Financial Statements.

Results of Operations

        The following table sets forth statements of operations data expressed as a percentage of net revenues for the fiscal years indicated:

	Year Ended September 30,
	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	43.5%	46.6%	46.5%
Engineering, research and development	30.8%	27.2%	21.9%
Selling, general and administrative	22.8%	23.9%	22.1%
Accounting remediation & reconstruction expense & litigation costs	0.0%	(5.9)%	4.7%
Goodwill impairment	0.0%	113.8%	—
Amortization of intangible assets	0.5%	0.8%	1.1%

Costs and expenses	97.6%	206.4%	96.3%

Income (loss) from operations	2.4%	(106.4)%	3.7%
Other expense (income):
Interest expense, net	5.7%	2.8%	1.7%
(Gain) loss on embedded derivative	(4.7)%	7.3%	0.0%
Loss on extinguishment of debt	12.8%	0.0%	0.0%
Other income, net	(0.2)%	(0.1)%	(2.1)%

Other expense (income), net	13.6%	9.9%	(0.4)%
(Loss) income before income tax expense (benefit)	(11.2)%	(116.3)%	4.1%
Income tax expense (benefit)	0.9%	(0.9)%	0.5%

Net (loss) income from continuing operations	(12.1)%	(115.4)%	3.6%
Income from discontinued operations, net of tax	0.1%	0.0%	4.0%

Net (loss) income	(12.0)%	(115.4)%	7.5%
Net (loss) earnings attributable to noncontrolling interest	0.0%	(0.0)%	0.3%
Fair value adjustment of Preferred Stock—Series B	0.1%	0.0%	0.0%

Net (loss) income available to common stockholders	(12.1)%	(115.4)%	7.2%

Fiscal Years Ended September 30, 2010 and 2009

Product Revenues

        The Company classifies its IC products into three categories: (i) Carrier Networking Products; (ii) Enterprise Networking Products; and (iii) Non-Core Products. The Carrier Networking Products service core, metro and access networks. The Enterprise Networking Products service the market for Ethernet switching and transmission within local area networks in SMB and SME markets. Non-Core Products have not received additional investment over the prior three years and as a result have generally been in decline.

        The following table summarizes the Company's product revenues by product line.

	September 30,		Change
	2010	2009	$	%
	(in thousands)
Carrier Networking Products	$72,380	$69,020	$3,360	4.9%
Enterprise Networking Products	75,975	60,356	15,619	25.9%
Non-Core Products	17,278	25,551	(8,273)	(32.4)%

Net Product Revenues	$165,633	$154,927	$10,706	6.9%

        Net product revenues in fiscal year 2010 were $165.6 million, an increase of 6.9% from the $154.9 million recorded in fiscal year 2009. The increase was driven primarily by overall strengthening customer demand for the Company's core products, particularly the Company's newer products targeted at Ethernet-based applications.

        Net product revenues from Carrier Networking Products were $72.4 million in fiscal 2010, compared with $69.0 million in fiscal year 2009. The increase of 4.9% was due to improved market conditions within North American and European markets, partially offset by some weakness in Asia, particularly China. Ethernet switch and PHY products grew by over 40% to $8.8 million from 2009 to 2010. This increase was partially offset by a decrease in legacy SONET mapper products of 20% to $6.8 million in fiscal 2010. In the Connectivity product line, Crosspoint switch revenue grew nearly 170% to $6.9 million and 10 Gigabit Ethernet grew 180% to $2.1 million. Again this revenue growth came at the expense of some of the Company's older SONET products. Revenues from the Company's older generation low-speed SONET PHYs decreased 53% to $6.0 million from 2009 to 2010.

        Net product revenues from Enterprise Networking Products in fiscal year 2010 were $76.0 million, an increase of 25.9% from $60.4 million in fiscal year 2009. The increase was primarily due to increased strength in connectivity products, including the Company's crosspoint switch and 10 Gigabit Ethernet products selling into large Enterprise and datacenter applications. Crosspoint switch products grew 23% from 2009 to 2010 to $12.3 million. Revenues from the Company's 10 Gigabit Ethernet and PMD products grew 105% from 2009 to 2010 to $10.7 million.

        Net product revenues from Non-Core Products were $17.3 million in fiscal 2010, compared with $25.6 million in fiscal year 2009. The decrease of $8.3 million, or 32.4%, was primarily due to a decline of the Company's legacy Raid-on-Chip and legacy Fibre Channel PHY products, partially offset by growth in the Company's Network Processing Unit ("NPU") product line. NPU products increased 13% from 2009 to 2010 to just over $5.5 million.

IP Revenues

	September 30,		Change
	2010	2009	$	%
	(in thousands)
IP revenues	$357	$13,250	$(12,893)	(97.3)%

        IP revenues were $0.4 million in fiscal 2010, compared with $13.3 million in fiscal year 2009. IP revenue in 2010 was primarily related to engineering design fees. In fiscal year 2009, IP revenue of $13.3 million included licensing revenues of $8.3 million from the sale of patents from the Company's IP portfolio and $5.0 million from an arrangement, entered into in the first quarter of 2008, to license IP to a third-party. No material royalties were received or recognized for the fiscal years ended September 30, 2010 or 2009.

Cost of Revenues

	September 30,		Change
	2010	2009	$	%
	(in thousands)
Cost of Revenues	$72,238	$78,393	$(6,155)	(7.9)%
Percent of net revenues	43.5%	46.6%

        As a fabless semiconductor Company, the Company's cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; and (iii) labor and overhead costs associated with product procurement and testing. There was no cost of revenues associated with intellectual property revenues for any periods presented in this report.

        The Company's cost of net revenues was $72.2 million in fiscal year 2010 compared to $78.4 million in fiscal year 2009. As a percentage of net revenues, the Company's cost of net revenues was 43.5% in fiscal year 2010 compared to 46.6% in fiscal year 2009. Excluding IP revenue, the Company's cost of net product revenue was 43.6% in fiscal year 2010 and 50.6% in fiscal year 2009. The decrease in the cost of net product revenues by 7.9% is primarily attributable to improved product yields and the transition of the Company's test manufacturing activities from its California facility to an outsource model using an offshore facility. This transition resulted in reduced costs of tests.

        As it is customary in the semiconductor industry for product prices of maturing products to decline over time, it is imperative that the Company continues to reduce its cost of revenues. The Company continued to focus its efforts on improving operating efficiencies, including improving product yields, reducing scrap, and improving cycle times.

Engineering, Research and Development

	September 30,		Change
	2010	2009	$	%
	(in thousands)
Engineering, research and development	$51,100	$45,706	$5,394	11.8%
Percent of net revenues	30.8%	27.2%

        Engineering, research and development expenses consist primarily of salaries and related costs, including share-based compensation expense of employees engaged in research, design and development activities. Engineering, research and development also includes costs of mask sets and electronic design automation tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. The Company will continue to concentrate its spending in this area to meet its customer requirements and respond to market conditions.

        Engineering, research and development expenses for fiscal year 2010 were $51.1 million, an increase of $5.4 million or 11.8% from $45.7 million in fiscal year 2009. The increase is mainly attributable to increased engineering tool costs of $2.9 million, primarily mask sets, and Electronic Design Automation tools required in the support of new product development. In addition, labor costs increased approximately $2.3 million due to the reinstatement of salaries that had been temporarily reduced in fiscal year 2009, as well as higher medical and dental insurance premiums.

        Engineering, research and development investment in fiscal year 2010 as a percentage of net revenues increased to 30.8% from 27.2% in fiscal year 2009. The Company continues to concentrate its investments in areas that match its customers' requirements and market conditions.

Selling, General and Administrative

	September 30,		Change
	2010	2009	$	%
	(in thousands)
Selling, general and administrative	$37,791	$40,227	$(2,436)	(6.1)%
Percent of net revenues	22.8%	23.9%

        Selling, general and administrative expense consists primarily of personnel-related expenses, including share based compensation expense, legal and other professional fees, facilities expenses, outside labor and communications expenses.

        SG&A expense for fiscal year 2010 decreased by 6.1% or $2.4 million compared to fiscal year 2009. As a percentage of net revenues, SG&A expense for fiscal year 2010 decreased to 22.8% from 23.9% in fiscal year 2009. The decrease in selling, general, and administrative expense is primarily due to the Company's extensive cost-reduction efforts, including a legal fee reduction of $2.3 million, an accounting fee reduction of $2.1 million, as well as other cost reductions including travel, supplies and facilities costs of approximately $1.3 million. The Company also reduced compensation costs by $1.6 million as a result of headcount reductions.

        During fiscal year 2009, the Company recognized a gain on the sale of its Colorado building, which offset selling, general and administrative expense in that year by $2.9 million. The Company also recovered a net $1.9 million in sales tax, returned by a foreign authority.

Accounting Remediation and Reconstruction Expense and Litigation Costs

	September 30,		Change
	2010	2009	$	%
	(in thousands)
Accounting remediation & reconstruction expense & litigation costs	$73	$(9,922)	$9,995	(100.7)%
Percent of net revenues	0.0%	(5.9)%

        Accounting remediation and reconstruction expense and litigation costs consists of fees incurred to resolve certain legal issues, remediate control deficiencies, and transition accounting and reporting responsibilities to full-time staff, in addition to the settlement of audits, investigations and lawsuits related to prior accounting periods.

        For the year ended September 30, 2010, these costs totaled $73,000 and the Company recognized a net credit of $9.9 million, for the year ended September 30, 2009.

        During fiscal year 2009, the Company recorded a settlement with KPMG, its former independent registered public accountant, which resulted in a net credit of $16.0 million. The Company recorded costs of $4.1 million for work performed on stock option accounting and inventory valuation, revision of its revenue recognition policies, and other legal and financial issues. The Company recorded a $3.0 million accrual due to the proposed settlement with the SEC's Division of Enforcement related to its investigation of the Company's historical stock option practices and certain other accounting irregularities. Lastly, the Company reached a settlement with the IRS related to the exercise of backdated options, resulting in a credit of $1.0 million as the settlement was less that the Company had previously estimated and accrued.

Goodwill Impairment

	September 30,		Change
	2010	2009	$	%
	(in thousands)
Goodwill impairment	$—	$191,418	$(191,418)	100.0%
Percent of net revenues	0.0%	113.8%

        During the first quarter of the fiscal year ended September 30, 2009, the Company performed an analysis of its goodwill and determined that the carrying amount of goodwill exceeded the implied fair value of that goodwill. As a result of the analysis, the Company recorded an impairment charge to fully write off its goodwill balance of $191.4 million. (See Note 2—Goodwill and Intangible Assets in the accompanying Consolidated Financial Statements).

Amortization of Intangible Assets

	September 30,		Change
	2010	2009	$	%
	(in thousands)
Amortization of intangible assets	$797	$1,360	$(563)	(41.4)%
Percent of net revenues	0.5%	0.8%

        Amortization of intangible assets was $0.8 million in fiscal 2010, compared to $1.4 million in fiscal year 2009. The decrease is primarily due to intangible assets related to the Company's prior acquisition of Adaptec becoming fully amortized during fiscal year 2009.

Interest Expense, net

	September 30,		Change
	2010	2009	$	%
	(in thousands)
Interest expense, net	$9,495	$4,653	$4,842	104.1%
Percent of net revenues	5.7%	2.8%

        Interest expense, net of interest income, was $9.5 million in fiscal 2010, compared to $4.7 million in fiscal year 2009. The expense is comprised of interest expense, amortization of debt discount and amortization of debt issuance costs. For fiscal year 2010, interest expense and amortization of the debt discount and debt issuance costs related to the 2014 Debentures was $3.5 million and $1.8 million, respectively. The interest expense and amortization of debt issue costs for the Senior Term Loan was $3.4 million and $0.8 million, respectively. For fiscal year 2009, the interest expense and amortization of debt issuance costs for the Senior Term Loan was $4.0 million and $0.8 million, respectively. The 2014 Debenture did not exist in fiscal year 2009; as such, there were no related interest or amortization costs. For fiscal year 2009, the interest expense for the 2024 Debentures was $1.5 million for twelve months compared to one month of interest in fiscal year 2010 of $0.1 million. The increase in interest expense is the result of the higher combined effective interest rate on indebtedness as a result of the debt exchange and increase in the interest rate on the Company's Senior Term Loan.

(Gain) Loss on Embedded Derivative

	September 30,		Change
	2010	2009	$	%
	(in thousands)
(Gain) loss on embedded derivative	$(7,869)	$12,209	$(20,078)	(164.4)%
Percent of net revenues	(4.7)%	7.3%

        The gain on the embedded derivative in fiscal year 2010 was $7.9 million compared to a loss of $12.2 million in fiscal year 2009. The gain on the embedded derivative related to the change in the fair value of the derivative liability related to the 2014 Debentures, which was $9.0 million in fiscal 2010.

        The loss on embedded derivative, which related to the change in the fair value of the premium put on the 2024 Debentures, was $1.1 million in fiscal 2010 compared to $12.2 million in fiscal year 2009. The decrease of $11.1 million, from fiscal year 2009 to fiscal year 2010, is related to the change in fair value of the premium put on the 2024 Debentures. (See Note 4—Debt in the accompanying Consolidated Financial Statements.)

Loss on Extinguishment of Debt

	September 30,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$21,311	$—	$21,311	100.0%
Percent of net revenues	12.8%	0.0%

        Effective October 30, 2009, the Company finalized negotiations with the Noteholders of the 2024 Debentures to settle the obligations under the debentures, including all amounts owed under the derivative liability for the premium put option, with a combination of cash, shares of the Company's common stock, shares of the Company's Series B Preferred Stock and a new issuance of $50.0 million of 2014 Debentures. The Company recorded the new instruments issued in conjunction with the extinguishment of the 2024 Debentures at fair value and recognized a $21.6 million loss for the difference between the fair values of the new instruments and the old instruments. For the purposes of calculating this loss on extinguishment, the net carrying amount of the 2024 Debentures included the $96.7 million principal amount of the 2024 Debentures and $13.3 million of the premium put derivative, recorded at fair value. During the year ended September 30, 2010, the Company recognized a gain of $0.3 million on the conversion of $3.5 million face value of 2014 Debentures and the associated "Make Whole Amount" into shares of the Company's common stock (see Note 4—Debt in the accompanying Consolidated Financial Statements).

Other Income, net

	September 30,		Change
	2010	2009	$	%
	(in thousands)
Other income, net	$(290)	$(223)	$(67)	(30.0)%
Percent of net revenues	(0.2)%	(0.1)%

        Other income, net of other expense, was $0.3 million in fiscal year 2010 compared to $0.2 million in fiscal year 2009. The change in other income primarily relates to changes in foreign exchange rates.

Income Tax Expense (Benefit)

	September 30,		Change
	2010	2009	$	%
	(in thousands)
Income tax expense (benefit)	$1,521	$(1,451)	$2,972	204.8%
Percent of net revenues	0.9%	(0.9)%

        Income tax expense was $1.5 million for fiscal year 2010 compared to income tax benefit of $1.5 million for fiscal year 2009, an increase in expense of $3.0 million. The increase is primarily due to limitations on the Company's NOL carryforwards as a result of an "ownership change" experienced for tax purposes on October 30, 2009. Net income tax expense for the year ended September 30, 2010 represents minimum federal, state, and foreign income tax on income not eligible for offset by loss carryforwards.

Income from Discontinued Operations

	September 30,		Change
	2010	2009	$	%
	(in thousands)
Income from discontinued operations, net of tax	$121	$71	$50	70.4%
Percent of net revenues	0.1%	0.0%

        Income from discontinued operations, which consisted solely of income from the earn-out, in connection with the Company's sale of a portion of its Storage Products business to Maxim Integrated Products, Inc. ("Maxim") in October 2007. The income, net of tax, was $0.1 million for each of the years ended September 30, 2010 and 2009, respectively. The contract with Maxim is complete and the Company does not anticipate any additional gains or losses to be incurred from this transaction.

Fiscal Years Ended September 30, 2009 and 2008

Product Revenues

        The Company classifies its IC products into three categories: (i) Carrier Networking Products; (ii) Enterprise Networking Products; and (iii) Non-Core Products. The Carrier Networking Products service core, metro and access networks. The Enterprise Networking Products service the market for Ethernet switching and transmission within local area networks in SMB and SME markets. The Company's Non-Core Products have not received additional investment over the past three years and as a result have generally been in decline.

        The following table summarizes the Company's product revenues.

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Carrier Networking Products	$69,020	$92,952	$(23,932)	(25.7)%
Enterprise Networking Products	60,356	76,524	(16,168)	(21.1)%
Non-Core Products	25,551	49,060	(23,509)	(47.9)%

Net Product Revenues	$154,927	$218,536	$(63,609)	(29.1)%

        Net product revenues in fiscal year 2009 were $154.9 million, a decrease of 29.1% from the $218.5 million recorded in fiscal year 2008. The decrease is driven primarily by overall weaker customer demand and inventory corrections that the Company's customers implemented in response to the severely depressed global economic environment.

        Net product revenues from Carrier Networking Products were $69.0 million in fiscal year 2009, compared with $93.0 million in fiscal year 2008. The decrease of 25.7% is due to overall weakness across the majority of product segments, particularly older optical physical layer and processing products. This decrease was offset by relative strength from the Company's mappers and Gigabit Ethernet and 10 Gigabit Ethernet physical layer products.

        Net product revenues from Enterprise Networking Products in fiscal year 2009 were $60.4 million, a decrease of 21.1% from $76.5 million in fiscal year 2008. The decrease was primarily due to overall weakness across all product segments.

        Net product revenues from Non-Core Products were $25.6 million in fiscal year 2009, compared with $49.1 million in fiscal year 2008. The decrease of $23.5 million, or 47.9%, was primarily due to a strong decline in Raid-on-Chip Processor products. The Company's legacy NPU and Fibre Channel physical layer components also saw a substantial decline of approximately 50%. The Company has chosen to exit these markets and are no longer making any additional investments in these products.

        In fiscal year 2009, the Company shipped approximately $9.4 million in products that are now classified as end-of-life ("EOL"), compared to sales of $22.1 million in EOL products in fiscal year 2008. These products are older generation storage products, including the Company's 2G Fibre Channel products and enclosure management products classified as Non-Core products, certain older generation Ethernet Switch and MAC products classified as Enterprise products, and certain products originally manufactured in the Company's Camarillo, California GaAs fabrication facility classified as Carrier Networking products.

IP Revenues

	September 30,		Change
	2009	2008	$	%
	(in thousands)
IP revenues	$13,250	$10,000	$3,250	32.5%

        IP revenues were $13.3 million in fiscal year 2009, compared with $10.0 million in fiscal year 2008. In fiscal year 2009, IP revenue of $13.3 million included licensing revenues of $8.3 million from the sale of patents from the Company's IP portfolio and $5.0 million from an arrangement, entered into in the first quarter of fiscal year 2008, to license IP to a third-party. Under the agreement, Vitesse received $15.0 million for the rights to certain products and technology. Of the fees, $10.0 million was recognized upon delivery and acceptance of the licensed IP in the fourth quarter of fiscal year 2008. The remaining $5.0 million was recognized upon the one-year anniversary of the agreement in the first quarter of fiscal year 2009. No royalties were received or recognized for the fiscal year ended September 30, 2009.

Cost of Revenues

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Cost of Revenues	$78,393	$106,344	$(27,951)	(26.3)%
Percent of net revenues	46.6%	46.5%

        As a fabless semiconductor Company, the Company's cost of revenues consists primarily of: (i) purchased finished wafers; (ii) assembly services; and (iii) labor and overhead costs associated with product procurement and testing.

        The Company's cost of revenues was $78.4 million in fiscal year 2009 compared to $106.3 million in fiscal year 2008. As a percentage of net revenues, the Company's cost of revenues was 46.6% in fiscal year 2009 compared to 46.5% in fiscal year 2008. Excluding IP revenue, the Company's cost of revenue for products was 50.6% of product revenue in fiscal year 2009 compared with 48.7% of product revenue in fiscal year 2008, an increase in the cost of revenue, as a percentage of product sales, of 1.9%.

        The increase in the cost of revenues, as a percentage of product sales, of 1.9% is attributable to several factors, one of which was a $1.7 million write-off of obsolete inventory in the second quarter of fiscal year 2009. In addition, the Company's manufacturing facilities, primarily its probe and test manufacturing facility, were under-utilized due to reduced sales volume. Lastly, there was a slight shift in product mix from lower cost physical and processing products, to higher cost Enterprise switching products. This shift in product mix was the result of the Company's focus in prior years to diversify its business in areas outside the Carrier Networking markets. While products in these new markets provide good diversification and growth opportunities, they come at a higher overall cost of revenues.

        In fiscal year 2009, the Company's cost of revenues was impacted by substantially lower sales volumes. Under-utilization of the Company's fixed sized manufacturing facilities, primarily its test manufacturing facility, increased its cost of revenue as a percentage of net revenues in fiscal year 2009 relative to fiscal year 2008. During fiscal year 2009, the Company took steps to reduce its fixed cost of manufacturing by re-evaluating its testing procedures. In an effort to reduce costs and shorten manufacturing time, the Company decided to eliminate test activities at the Camarillo, California location. This elimination reduced headcount, maintenance, and facilities costs. The Company moved a substantial portion of its test facility to a subcontractor in fiscal year 2010 to further reduce its fixed manufacturing costs.

Engineering, Research and Development

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Engineering, research and development	$45,706	$49,982	$(4,276)	(8.6)%
Percent of net revenues	27.2%	21.9%

        Engineering, research and development expenses consist primarily of salaries and related costs, including share-based compensation expenses, of engineering employees engaged in research, design, and development activities. Other expenses included are mask sets, electronic design automation tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.

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

        Engineering, research and development investment in 2009 as a percentage of net revenues increased to 27.2% from 21.9% in 2008. The continued commitment to engineering investment and the engineering productivity improvement in 2009, despite the decrease in revenue, demonstrates the Company's continued commitment to the design and development of future products as vital to maintaining a competitive edge for the Company and its customers.

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

        SG&A expense for fiscal year 2009 decreased by 20.4% or $10.3 million compared to the year ended September 30, 2008. As a percentage of net revenues, SG&A expense increased from 22.1% to 23.9%. The reductions in costs were driven by a decrease in compensation related charges of $2.7 million as a result of salary and headcount reductions. Due to extensive cost-reduction efforts, expenses related to facility, travel, and supplies decreased by a total of $2.0 million. Share-based compensation decreased by $0.6 million due to the vesting of a substantial number of stock options during the first fiscal quarter of 2009, net of increases due to the issuance of new awards during the year. During the year, professional fees decreased by $3.2 million compared to fiscal year 2008 due to the transitioning of accounting and finance functions from contract employees to full-time staff.

        During fiscal year 2009, the Company incurred $2.1 million in legal and professional fees related to the restructuring of its 2024 Debentures and its Senior Term Loan. The Company also recognized $1.8 million in broker fees related to the sale of certain intellectual property patents. In addition, sales related costs decreased by $1.4 million during the year due to lower operating results, resulting in a net increase in sales related costs of $0.4 million. Lastly, the Company recognized a gain on the sale of its Colorado building of $2.9 million. In fiscal year 2008, the Company recognized a gain on the sale of fixed assets of $3.2 million, a difference and net increase to SG&A expense of $0.3 million.

        The Company also recorded a $2.9 million credit to SG&A expense for the recovery of sales tax withheld by foreign authorities, which offset the sales tax accrual of $1.0 million in the first quarter of 2009. The tax accrual and recovery were in relation to the intellectual property patent sale in fiscal year 2008 and the first quarter of 2009, whereby the Company did not estimate that the recovery of these withholdings was likely and the Company recorded charges to SG&A expense in the amounts of $2.0 million in fiscal year 2008 and $1.0 million in the first quarter of 2009. The net change in SG&A expense related to these charges in 2008 and the subsequent recovery in 2009 was $3.9 million.

        In fiscal year 2008, the Company recognized $0.4 million in bad debt from a customer that went out of business. In fiscal year 2009, the Company did not recognize any specific write-offs and collected receivables that had previously been written off in the amount of $0.2 million.

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

        The Company recognized a net credit of $9.9 million in 2009, compared to expense of $10.8 million in 2008, a decrease of $20.7 million. As the remediation and reconstruction work was substantially completed during fiscal year 2009, $6.7 million of the $20.7 million difference is the result of a decrease in professional fees.

        During fiscal year 2009, the Company recorded a settlement with KPMG, its former independent registered public accountant, which resulted in a net credit of $16.0 million. The Company recorded costs of $4.1 million for work performed on stock option accounting and inventory valuation, revision of its revenue recognition policies, and other legal and financial issues. The Company recorded a $3.0 million accrual due to the proposed settlement with the SEC's Division of Enforcement related to its investigation of the Company's historical stock option practices and certain other accounting irregularities. Lastly, the Company reached a settlement with the IRS related to the exercise of backdated options, resulting in a credit of $1.0 million as the settlement was less that the Company had previously estimated and accrued.

Goodwill Impairment

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Goodwill impairment	$191,418	$—	$191,418	100.0%
Percent of net revenues	113.8%	0.0%

        During the first quarter of fiscal year 2009, the Company identified changes in key factors indicating a possible impairment of the value of its goodwill. Notable indicators were significantly depressed market conditions and industry trends, market capitalization below book value of equity and some downward revisions to the Company's forecasts due to current economic conditions. Continually changing market conditions make it difficult to project how long the current economic downturn may last. Declining market values have negatively impacted the Company's valuations which are a component of its goodwill impairment tests. Upon completion of the first step of its impairment test, the Company determined that additional impairment analysis was required by ASC 350. As a result of the additional analyses performed, the Company recorded an impairment charge to fully write off its goodwill balance of $191.4 million in the first quarter of fiscal year 2009. (See Note 2—Goodwill and Intangible Assets in the accompanying Consolidated Financial Statements).

Amortization of Intangible Assets

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Amortization of intangible assets	$1,360	$2,514	$(1,154)	(45.9)%
Percent of net revenues	0.8%	1.1%

        Amortization of intangible assets was $1.4 million in fiscal year 2009, compared to $2.5 million in fiscal year 2008. The decrease from 2008 to 2009 is primarily due to intangible assets related to the Company's prior acquisition of Cicada Semiconductor Corporation becoming fully amortized during fiscal year 2008 and the Company's prior acquisitions of Vermont Scientific Technologies and Adaptec becoming fully amortized during fiscal year 2009.

Interest Expense, net

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Interest expense, net	$4,653	$3,868	$785	20.3%
Percent of net revenues	2.8%	1.7%

        Interest expense, net of interest income, was $4.7 million in fiscal year 2009, compared to $3.9 million in fiscal year 2008. The expense is comprised of interest expense and amortization of debt issuance costs. For fiscal years 2009 and 2008, the interest expense for the 2024 Debentures was $1.5 million. For fiscal year 2009, the interest expense and amortization of debt issuance costs for the Senior Term Loan was $2.6 million and $0.8 million, respectively. For fiscal year 2008, the interest expense and amortization of debt issuance costs for the Senior Term Loan was $2.2 million and $0.4 million, respectively. The increase in interest expense was offset by interest income of $0.6 million.

        The decrease in interest expense of $0.8 million is mainly due to the Company replacing its debt to Tennenbaum Capital Partners ("TCP") with Senior Term Loan. Interest expense of approximately $0.7 million incurred on the TCP debt in fiscal year 2008 was recorded as a component of discontinued operations. Interest on the Senior Term Loan is included in interest expense.

        Although the Company maintained higher average cash balances, significant declines in interest rates earned on deposit accounts from fiscal year 2008 to fiscal year 2009 reduced the amount of interest income included in net interest expense by approximately $0.6 million.

Loss on embedded derivative

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Loss on embedded derivative	$12,209	$—	$12,209	100.0%
Percent of net revenues	7.3%	0.0%

        Derivative expense related to the change in the fair value of the premium put on the 2024 Debentures was $12.2 million in fiscal year 2009. The Company did not record a fair value adjustment during fiscal year 2008. The primary driver of the change in fair value from September 30, 2008 to September 30, 2009 was an increase in the amount of funds available for cash settlement between the measurement dates.

Other Income, net

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Other income, net	$(223)	$(4,882)	$4,659	95.4%
Percent of net revenues	(0.1)%	(2.1)%

        Other income, net of other expense, was $0.2 million in fiscal year 2009 compared to $4.9 million in fiscal year 2008. This decrease is primarily due to the sale of available-for-sale securities held by Vitesse and its subsidiaries in the third quarter of fiscal year 2008. The Company also recognized income related to the settlement of a breach of contract lawsuit and a gain on the sale of scrap material in the first quarter of fiscal year 2008. The Company did not record similar transactions in fiscal year 2009. The change in other income also includes gains and losses due to changes in foreign exchange rates.

Income Tax (Benefit) Expense

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Income tax (benefit) expense	$(1,451)	$1,222	$(2,673)	(218.8)%
Percent of net revenues	(0.9)%	0.5%

        Income tax expense represents state and foreign income tax expense not eligible for offset by loss carryforwards.

Minority Interest in Loss (Earnings) of Consolidated Subsidiary

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Minority interest in loss (earnings) of consolidated subsidiary	$81	$(660)	$741	112.3%
Percent of net revenues	0.0%	(0.3)%

        The Company recorded a minority interest in the operations of its consolidated joint ventures, the Vitesse Venture Fund, L.P. and the Vitesse Venture Fund, L.P. II (together, "the Funds"), representing the limited partners' interest in the Funds' operating income and expenses. A minority interest in the income of the Company's consolidated joint venture was recorded in the third quarter of fiscal year 2008, representing the limited partners' interest in the Funds' gain on the sale of available-for-sale securities. The limited partners' portion of the gain totaled $0.7 million. In the fourth quarter of fiscal year 2009, the Funds recorded an impairment charge to write off an investment that was determined to have an other-than-temporary impairment. The Company recorded a minority interest charge of $0.1 million for the limited partners' portion of the impairment.

Income from Discontinued Operations

	September 30,		Change
	2009	2008	$	%
	(in thousands)
Income from discontinued operations, net of tax	$71	$9,044	$(8,973)	(99.2)%
Percent of net revenues	0.0%	4.0%

        On October 29, 2007, the Company completed its sale of a portion of its Storage Products business to Maxim Integrated Products, Inc. ("Maxim") for $62.8 million, with a gain on the sale of approximately $21.5 million, plus a potential earn-out based on the business meeting certain criteria, as detailed in the agreement. Maxim acquired the Company's SAS/SATA expander product markets, enclosure and baseboard management devices and certain other assets of the Storage Product business. Assets sold included inventory, property and equipment, goodwill and intangible assets of $35.5 million. As part of the sale, Maxim assumed a liability for employees' accrued vacation of $0.3 million. The gain was reduced by costs of completing the sale in the amount of $1.6 million.

        Debt issuance costs related to the TCP debt of $3.5 million were included in the calculation of the gain on the sale pursuant to the accounting guidance in ASC Topic 205-20 Discontinued Operations ("ASC 205-20"). Pursuant to an amendment to the debt agreement with TCP the Company was required to pay the debt owing to TCP from the Storage Products division sale proceeds. Interest expense of approximately $16.9 million was included in discontinued operations for the nine months ended June 30, 2008. Interest expense included a "make-whole" payment of $16.4 million and interest expense and amortization of deferred financing fees of $0.5 million.

        Also in accordance with ASC 205-20, for the year ended September 30, 2009, income from discontinued operations consisted of income from the earn-out, net of tax, in the amount of $0.1 million. For the year ended September 30, 2008, income from discontinued operations was $9.0 million, which included $1.7 million of income from the earn-out and residual operations, net of tax.

Financial Condition and Liquidity

        Cash and cash equivalents decreased to $38.1 million at September 30, 2010, from $57.5 million at September 30, 2009, and increased from $36.7 million at September 30, 2008, as a result of the following:

	September 30,
	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$1,472	$19,197	$(22,620)
Net cash (used in) provided by investing activities	(3,188)	1,649	65,588
Net cash used in financing activities	(17,701)	(24)	(32,222)

Net (decrease) increase in cash and cash equivalents	(19,417)	20,822	10,746
Cash and cash equivalents at beginning of year	57,544	36,722	25,976

Cash and cash equivalents at end of year	$38,127	$57,544	$36,722

Net Cash provided by Operating Activities

        In 2010, the Company's operating activities provided $1.5 million in cash. The Company's net loss of $20.1 million included noncash charges of $20.8 million for the loss on extinguishment of debt, $3.5 million of depreciation expense, $2.2 million of share-based compensation expense, $1.3 million in capitalized interest related to long-term debt, $1.8 million of amortization of debt discounts, $1.1 million fair value adjustment to the premium put on the 2024 Debentures, $0.8 million of amortization for debt issuance costs, and $0.3 million for the gain on the conversion of 2014 Debentures, offset by a $7.9 million gain on the change in fair value of the embedded derivative liability for the 2014 Debentures,

        In 2009, the Company's operating activities provided $19.2 million in cash. The Company's net loss of $194.0 million included noncash charges of a $191.4 million goodwill impairment charge, $12.2 million fair value adjustment to the premium put, $4.2 million of depreciation expense, $3.1 million of share-based compensation expense, a $3.0 million accrual for the Company's pending settlement with the SEC related to past accounting irregularities, offset by a gain on the sale of the Colorado building of $2.9 million, and a $1.0 million adjustment of the Company's stock option backdating payroll tax liability due to its settlement with the IRS for less than estimated.

        In 2008, the Company's operating activities provided $22.6 million in cash and primarily related to a reduction in deferred revenue resulting from a change in payment terms on distributor activity. The Company eliminated the option of its distributors to deduct 2% from invoice amounts if the distributors pay their invoice within 10 days of the invoice date. There was no change in revenue recognition policy, but rather a change in terms and conditions of payment policy. Additionally, the Company used cash to increase its investment in wafer die bank and finished goods inventory in order to improve the Company's on-time delivery, particularly in its Ethernet product line. The Company also experienced a decrease in accrued expenses due to the timing of payments to its vendors and other service providers. Cash used in operations was partially offset by a decrease in accounts receivable due to increased focus on cash management and collection efforts.

        Cash expenses for fiscal year 2010 include $4.6 million paid for interest related to the 2014 Debentures and Senior Term Loan, and $0.6 million for income taxes.

        Cash expenses for fiscal year 2009 include $4.1 million in costs related to the Company's restructuring and remediation efforts and $2.1 million in legal and professional fees related to the restructuring of its 2024 Debentures and its Senior Term Loan. These costs were offset by a $16.0 million credit related to the settlement with the Company's former independent registered public accounting firm.

        Accounts receivable increased $0.7 million from $15.1 million at September 30, 2009 to $15.8 million at September 30, 2010. The increase is primarily due to higher sales at the end of the fiscal year. Accounts receivable increased $5.0 million from $10.1 million at September 30, 2008 to $15.1 million at September 30, 2009. The increase is primarily due to higher sales at the end of the fiscal year.

        Inventories increased $8.5 million from $18.8 million at September 30, 2009 to $27.3 million at September 30, 2010, reflecting the increase in the Company's sales demand, and consequently the Company's inventory purchases. In fiscal year 2009, inventories decreased by $18.7 million from $37.5 million at September 30, 2008 to $18.8 million at September 30, 2009, reflecting the decrease in the Company's sales demand, and consequently the Company's inventory purchases, and its channel partners and distributors taking action to reduce their inventory in response to the economic slowdown. The Company's inventory levels will continue to be determined based upon the level of purchase orders it receives, and its ability and the ability of its customers to manage inventory levels. Such considerations are balanced against the risk of obsolescence or potentially excess inventory levels.

        Prepaid and other current assets decreased by $2.0 million in fiscal year 2010 compared to fiscal year 2009 primarily due to the Company collecting a $1.5 million refund for personal property taxes, as well as a reduction in short term deposits related to the expiration of building leases overseas and software licensing deposits, and was offset by an increase in payroll related prepaid expenses of $0.8 million.

        Accounts payable increased by $2.0 million in fiscal year 2010 compared to fiscal year 2009, as a result of the increase in inventory purchases at year-end. Accrued expenses increased by $2.1 million in fiscal year 2010 compared to fiscal year 2009, due to an increase in accruals for software licensing, interest payable and payroll. Accrued income taxes increased by $0.2 million in fiscal year 2010 compared to fiscal year 2009, primarily due to the decrease in NOL's. The increase was offset by tax payments made during fiscal 2010. In addition, deferred revenue increased by $2.4 million in fiscal year 2010 compared to fiscal year 2009, as a result of the increase in distributor purchases.

        Accrued expenses decreased by $6.0 million in fiscal year 2009 compared to fiscal year 2008, including reductions of accrued income taxes and accrued wages. The decrease is primarily due to $0.9 million paid to the IRS upon the settlement of taxes related to backdated stock options. Accrued wages, including accrued bonuses and commissions were further reduced by $1.0 million due to headcount and salary reductions and lower sales volume during the year. Accrued income taxes decreased by $2.4 million in fiscal year 2009 compared to fiscal year 2008, primarily due to tax payments made during fiscal year 2009. In addition, deferred revenue increased by $1.6 million in fiscal year 2009 compared to fiscal year 2008, as a result of the increase in distributor purchases.

Net Cash (used in) provided by Investing Activities

        Investing activities used $3.2 million in cash in fiscal 2010, which was primarily the result of capital expenditures of $3.1 million and the purchase of intangibles of $0.1 million. In 2009, the Company's investing activities provided $1.6 million in cash, which was primarily the result of the proceeds from the sale of the Colorado building of $6.0 million, net of commissions and transaction costs, partially offset by capital expenditures of $2.3 million and the purchase of intangibles of $2.0 million. In 2008, the Company's investing activities provided $65.6 million primarily as a result of the sale of its Storage Products business.

Net Cash used in Financing Activities

        In 2010, the Company's financing activities used $17.7 million in cash, which was primarily due to a cash payment of $10.0 million to the holders of the 2024 Debentures, $5.0 million to pay down the principal amount of the Senior Term Loan, equity issuance costs of $1.1 million, debt issuance costs of $1.4 million, and $0.2 million in payments on capital leases. In 2008, the Company's financing activities used $32.2 million in cash, which was primarily a result of the repayment of its $59.5 million debt with TCP, offset by the proceeds received from its Senior Term Loan of $29.3 million.

Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases

Debt Restructuring

        In October 2009, Vitesse completed a debt restructuring transaction for the 2024 Debentures. The debt restructuring resulted in the conversion of 96.7% of the Company's 2024 Debentures into a combination of cash, common stock, Series B Preferred Stock and 2014 Debentures. The holders of 96.7% of the 2024 Debentures received:

  •
  $6.4 million in cash

  •
  $50.0 million in aggregate principal amount of 2014 Debentures. The 2014 Debentures have a five-year term, an 8.0% annual interest rate and a conversion price of $4.50 per share. The indebtedness under these 2014 Debentures is secured by a second-priority security interest in substantially all of Vitesse's assets that is subordinated to the security of the Senior Term Loan. Annual interest payments on the 2014 Debentures will be $3.7 million annually, an increase of $2.2 million over the annual interest payments on the 2024 Debentures.

  •
  8,646,811 shares of common stock; some holders also received an aggregate of 771,000 shares of a new Series B Preferred Stock, which are convertible into common stock on a five-to-one basis and have a dividend preference relative to the common stock. The Series B Preferred Stock and the 2014 Debentures include restrictions on conversion that prohibits holders of these securities from converting them if it would result in the holder beneficially owning more than 9.99% of Vitesse's outstanding common stock.

  •
  Vitesse also paid $3.6 million in cash to satisfy its obligations to the holders of 3.3% of the 2024 Debentures who did not participate in the transaction.

        Concurrent with debt restructuring, the Company amended the terms of the Senior Term Loan Agreement. The amendment of the Senior Term Loan included a $5.0 million repayment of principal, a fee of 1.0% of the amount of repayments, and agreed to an increase in the interest rate. The amended interest terms on the Senior Term Loan will not materially impact the amount of quarterly interest payments over the remaining life of the associated note, but additional interest expense accrued under a payment-in-kind interest ("PIK") provision will increase the final payment due on the Senior Term Loan at maturity in the fiscal year ending September 30, 2012 by approximately $2.7 million over the face value of the note. (See Note 4—Debt in the accompanying Consolidated Financial Statements.)

        At the special meeting of the Company's stockholders on January 7, 2010, the stockholders approved an increase in the number of authorized shares of common stock from 500,000,000 to 5,000,000,000 shares. This increase permits the conversion of the 2014 Debentures into shares of common stock and provides available shares for other general corporate purposes. In addition, the Company's stockholders authorized the Board to effect a reverse stock-split. On May 17, 2010, the

Company announced its plans to complete a one-for-20 reverse stock split of its common stock, effective on June 30, 2010. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split. There was no net effect on total stockholders' equity as a result of the reverse stock split.

Prospective Capital Needs

        On October 29, 2011, the Company is obligated to repay all amounts outstanding under its Senior Term Loan. The Company is exploring renegotiating the terms of the Senior Term Loan as well as alternative sources of funding to repay or refund the debt such as selling debt securities through privately negotiated transactions, exchange offers (for new debt or other securities) and redemptions on terms and conditions that the Company may determine appropriate. If the Company is unsuccessful in renegotiating, repaying or refunding the debt, the Company believes it will be able to meet its debt obligations through working capital and projected cash flows from operations

        The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of intellectual property, will be sufficient to fund its operations research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next 12 months.

Contractual Obligations

        The following table summarizes the Company's significant contractual obligations as of September 30, 2010:

	Payment Obligations by Year
	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
Convertible subordinated debt	$—	$46,500	$—	$—	$46,500
Long term debt	—	25,000	—	—	25,000
PIK interest(1)	—	2,741	—	—	2,741
Operating leases	3,285	7,789	1,336	—	12,410
Software licenses	7,782	12,625	—	—	20,407
Inventory and related purchase obligations	12,304	—	—	—	12,304

Total	$23,371	$94,655	$1,336	$—	$119,362

(1)
Represents maturity value of accrued PIK interest on Senior Term Loan.

        As of September 30, 2010, the 2014 Debentures, with a face value of $46.5 million, were outstanding. Additionally, the Company also has outstanding $25.0 million original principal of long-term debt, plus $1.3 million of accrued PIK interest as of September 30, 2010. Payments with respect to the Senior Term Loan are interest only until the maturity date of October 29, 2011.

        The Company leases facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of September 30, 2010, are included in the table above.

        Software license commitments represent non-cancellable licenses of intellectual property from third-parties used in the development of the Company's products. Inventory and related purchase obligations represent non-cancellable purchase commitments for wafers and substrate parts.

        For purposes of the table above, obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms. The

Company's purchase orders are based on its current manufacturing needs and are typically fulfilled by its vendors within a relatively short time.

Off-Balance Sheet Arrangements

        At September 30, 2010 the Company had no material off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the Company's financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. The Company does not hold or issue financial instruments for trading purposes.

Cash Equivalents and Investments

        The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2010, the carrying value of the Company's cash and cash equivalents approximated fair value because of the ready market for the cash instruments.

Foreign Currency Exchange Risk

        The Company considers its direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States' dollar relative to other currencies could make the Company's products more expensive, which could negatively impact its ability to compete. Conversely, decreases in the value of the United States' dollar relative to other currencies could result in the Company's suppliers raising their prices to continue doing business with the Company. The Company funds operations in international jurisdictions. All disbursements from these locations are made in the local currency of the foreign country. Fluctuations in the value of the United States' dollar relative to the currencies of these other countries could make the cost of operations in these other countries more expensive and negatively impact the Company's cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Vitesse Semiconductor Corporation
Camarillo, California

        We have audited the accompanying consolidated balance sheets of Vitesse Semiconductor Corporation (a Delaware corporation) as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' (deficit) equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation at September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitesse Semiconductor Corporation's internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 1, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal controls over financial reporting.

BDO USA, LLP
Los Angeles, California

December 1, 2010

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,127	$57,544
Accounts receivable	15,765	15,074
Inventory	27,273	18,809
Restricted cash	394	398
Prepaid expenses and other current assets	2,913	4,956

Total current assets	84,472	96,781
Property, plant and equipment, net	8,196	7,874
Other intangible assets, net	864	1,541
Other assets	3,997	3,077

	$97,529	$109,273

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$13,216	$11,191
Accrued expenses and other current liabilities	16,283	14,182
Derivative liability	—	12,209
Deferred revenue	6,926	4,566
Current portion of debt and capital leases	10	5,236
Convertible subordinated debt	—	10,000

Total current liabilities	36,435	57,384
Other long-term liabilities	1,729	1,810
Long-term debt, net of discount	26,070	24,652
Derivative liability	15,476	—
Convertible subordinated debt, net of discount	39,025	86,700

Total liabilities	118,735	170,546

Commitments and contingencies (See Note 10)
Stockholders' deficit:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; 185,709 and no shares outstanding at September 30, 2010 and 2009, respectively	2	—
Common stock, $0.01 par value. 250,000,000 shares authorized; 23,986,531, and 11,544,803 shares outstanding at September 30, 2010 and 2009, respectively	240	115
Additional paid-in-capital	1,816,796	1,756,797
Accumulated deficit	(1,838,326)	(1,818,271)

Total Vitesse Semiconductor Corporation stockholders' deficit	(21,288)	(61,359)

Noncontrolling interest	82	86

Total stockholders' deficit	(21,206)	(61,273)

	$97,529	$109,273

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2010	2009	2008
	(in thousands, except per share data)
Product revenues	$165,633	$154,927	$218,536
Intellectual property revenues	357	13,250	10,000

Net revenues	165,990	168,177	228,536
Costs and expenses:
Cost of revenues	72,238	78,393	106,344
Engineering, research and development	51,100	45,706	49,982
Selling, general and administrative (including a gain on the sale of building of $2.9 million in 2009 and a gain on sale of fixed assets of $3.2 million in 2008)	37,791	40,227	50,557
Accounting remediation & reconstruction expense & litigation costs (including a $16.0 million gain on settlement of lawsuit in 2009)	73	(9,922)	10,761
Goodwill impairment	—	191,418	—
Amortization of intangible assets	797	1,360	2,514

Costs and expenses	161,999	347,182	220,158

Income (loss) from operations	3,991	(179,005)	8,378
Other expense (income):
Interest expense, net	9,495	4,653	3,868
(Gain) loss on embedded derivative	(7,869)	12,209	—
Loss on extinguishment of debt	21,311	—	—
Other income, net	(290)	(223)	(4,882)

Other expense (income), net	22,647	16,639	(1,014)
(Loss) income before income tax expense (benefit)	(18,656)	(195,644)	9,392
Income tax expense (benefit)	1,521	(1,451)	1,222

Net (loss) income from continuing operations	(20,177)	(194,193)	8,170
Income from discontinued operations, net of tax (including tax of $0.9 and gain on sale of $21.5 in 2008)	121	71	9,044

Net (loss) income	(20,056)	(194,122)	17,214
Net (loss) earnings attributable to noncontrolling interest	(1)	(81)	660
Fair value adjustment of Preferred Stock—Series B	126	—	—

Net (loss) income available to common stockholders	$(20,181)	$(194,041)	$16,554

Net (loss) income per common share—basic and diluted
Continuing operations	$(0.96)	$(16.92)	$0.73
Discontinued operations	0.01	0.01	0.81

Net (loss) income	(0.95)	(16.91)	1.54
Net (loss) earnings attributable to noncontrolling interest	(0.00)	(0.01)	0.06
Fair value adjustment of Preferred Stock—Series B	0.01	—	—

Net (loss) income available to common stockholders	$(0.96)	$(16.91)	$1.48

Weighted average common shares outstanding:
Basic and Diluted	21,074	11,478	11,181

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY AND
COMPREHENSIVE INCOME (LOSS)

								Total Vitesse Semiconductor Corporation Stockholders' Equity (Deficit)
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)				Total Stockholders' Equity (Deficit)
					Additional Paid-in- Capital		Accumulated Deficit		Non controlling Interest
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance at September 30, 2007	—	$—	11,177,303	$112	$1,743,176	$3,739	$(1,640,784)	$106,243	$1,289	$107,532

Comprehensive income:
Net income	—	—	—	—	—	—	16,554	16,554	660	17,214
Reclassification of gain realized to net income						(3,739)		(3,739)	(829)	(4,568)

Comprehensive loss	—	—	—	—	—	—	—	12,815	(169)	12,646
Compensation expense related to stock options	—	—	—	—	3,891	—	—	3,891		3,891
Stock issued pursuant to securities class-action settlement	—	—	132,500	1	2,411	—	—	2,412		2,412
Distribution to minority interest holders	—	—	—	—	—	—	—	—	(955)	(955)

Balance at September 30, 2008	—	$—	11,309,803	$113	$1,749,478	$—	$(1,624,230)	$125,361	$165	$125,526

Net loss	—	—	—	—	—	—	(194,041)	(194,041)	(81)	(194,122)
Compensation expense related to stock options	—	—	—	—	3,138	—	—	3,138	—	3,138
Stock issued pursuant to securities class-action settlement	—	—	235,000	2	4,181	—	—	4,183	—	4,183
Distribution to minority interest holders	—	—	—	—	—	—	—	—	(2)	(2)

Balance at September 30, 2009	—	$—	11,544,803	$115	$1,756,797	$—	$(1,818,271)	$(61,359)	$86	$(61,273)

Net loss							(20,055)	(20,055)	(1)	(20,056)
Compensation expense related to stock options and awards	—	—	—	—	2,236	—	—	2,236	—	2,236
Stock issued pursuant to debt restructuring	770,786	8	8,646,811	87	52,409	—	—	52,504	—	52,504
Debt restructuring costs	—	—	—	—	(1,050)	—	—	(1,050)	—	(1,050)
Conversion of Series B Preferred Shares	(585,077)	(6)	2,925,386	29	(23)	—	—	—	—	—
Conversion of 8% Debentures	—	—	869,531	9	6,004	—	—	6,013	—	6,013
Tax expense on debt transaction	—	—	—	—	423	—	—	423	—	423
Distribution to minority interest holders	—	—	—	—	—	—	—	—	(3)	(3)

Balance at September 30, 2010	185,709	$2	23,986,531	$240	$1,816,796	$—	$(1,838,326)	$(21,288)	$82	$(21,206)

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(20,056)	$(194,122)	$17,214
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,540	4,158	5,380
Share-based compensation	2,236	3,133	3,896
Change in market value of embedded derivative liability	(7,869)	12,209	—
Gain on conversion of debt	(265)	—	—
Impairment of goodwill	—	191,418	—
Loss on extinguishment of debt	20,765	—	—
Capitalization of interest to principal	1,268	—	—
Amortization of debt issuance costs	813	758	756
Amortization of debt discounts	1,784	—	—
Gain on sale of business unit	—	—	(21,509)
Gain on sale of fixed assets	—	(2,924)	(3,225)
Realized loss (gain) on investments	—	248	(3,372)
Forgiveness of interest	—	—	(497)
Other	412	(28)	(89)
Change in operating assets and liabilities:
Accounts receivable	(691)	(5,027)	928
Inventory	(8,464)	18,657	(4,767)
Restricted cash	4	194	1,556
Prepaids and other assets	1,590	(1,256)	2,552
Accounts payable	2,025	(1,910)	1,113
Accrued expenses and other liabilities	2,020	(4,745)	(3,452)
Deferred revenue	2,360	(1,566)	(19,104)

Net cash provided by (used in) operating activities	1,472	19,197	(22,620)

Cash flows from investing activities:
Proceeds from sale of investments	—	—	6,073
Disposal of fixed assets	—	—	3,280
Sale of Storage Products business	—	—	62,845
Sale of Colorado Building	—	6,500	—
Transaction costs on sale of building	—	(547)	(1,636)
Capital expenditures	(3,075)	(2,340)	(4,961)
Purchase of intangibles	(110)	(1,981)	—
Other	(3)	17	(13)

Net cash (used in) provided by investing activities	(3,188)	1,649	65,588

Cash flows from financing activities:
Payment of convertible debentures	(10,000)	—	—
Payment of senior debt	(5,000)	—	—
Repayment of debt	—	—	(59,471)
Proceeds from debt	—	—	29,250
Equity issuance costs	(1,050)	—	—
Debt issuance costs	(1,365)	—	—
Prepayment fee on senior debt	(50)	—	—
Repayment of capital lease obligations	(236)	(24)	(1,046)
Distribution to minority interest holders	—	—	(955)

Net cash used in financing activities	(17,701)	(24)	(32,222)

Net (decrease) increase in cash	(19,417)	20,822	10,746
Cash and cash equivalents at beginning of year	57,544	36,722	25,976

Cash and cash equivalents at end of year	$38,127	$57,544	$36,722

Supplemental disclosure of non cash transactions:
Cash paid during the year for:
Interest	$4,568	$4,054	$23,499
Income taxes	$565	$3,072	$294
Non cash investing and financing activites:
Shares issued pursuant to class-action settlement	$—	$4,183	$2,412
Purchase of assets in exchange for future obligations	$—	$260	$—
Issuance of 2014 convertible debentures	$40,343	$—	$—
Common stock issued in exchange for 2024 debentures	$36,317	$—	$—
Preferred stock—Series B issued in exchange for 2024 debentures	$16,187	$—	$—
Compound embedded derivative issued in exchange for 2024 debentures	$27,925	$—	$—
Common stock issued in exchange for 2014 debentures	$6,013	$—	$—
Common stock issued in exchange for Series B Preferred Stock	$29,254	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Vitesse Semiconductor Corporation ("Vitesse," the "Company," "us" or "we") is a worldwide supplier of high-performance integrated circuits ("ICs") that are utilized primarily by manufacturers of networking systems for Carrier, Enterprise and Storage communications applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, cost-competitive semiconductor products. For more than 25 years, Vitesse has led the transition of new technologies in communications networks.

        Vitesse was incorporated in the State of Delaware in 1987. The Company's principal office is located at 741 Calle Plano, Camarillo, California, and its phone number is (805) 388-3700. The Company's stock trades on the OTCQB marketplace under the ticker symbol VTSS.PK

Fiscal Periods

        The Company's fiscal year is October 1 through September 30.

Basis of Presentation

        The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America ("GAAP"). The Company's reporting currency is the United States dollar. As of September 30, 2010, 2009 and 2008, the Company's Consolidated Financial Statements include the accounts of Vitesse and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

        On January 7, 2010, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company's common stock at a ratio between one-for-20 and one-for-50. The Board approved a one-for-20 reverse split of the Company's common stock that took effect on June 30, 2010. The Company did not issue fractional shares in connection with the reverse stock split and stockholders otherwise entitled to receive fractional shares received cash in lieu of fractional shares. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split. There was no net effect on total stockholders' deficit as a result of the reverse stock split.

Reclassifications

        Certain reclassifications have been made to prior year amounts and related footnotes to conform to current-year presentation.

Use of Estimates

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory reserves, share-based compensation, derivative valuation, goodwill and purchased intangible asset valuations and useful lives, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

apparent from other sources. The actual results the Company experiences may differ materially and adversely from its original estimates. To the extent there are material differences between the estimates and the actual results, its future results of operations will be affected.

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is the United States dollar, however its foreign subsidiaries transact in local currencies. Consequently, assets and liabilities are translated into United States dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Foreign currency transaction gains and losses are included in results of operations.

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, short-term and long-term investments and accounts receivable. Cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks exceed the amount of insurance provided on such deposits. The Company maintains its cash in commercial accounts with high-credit quality financial institutions. Although the financial institutions are considered creditworthy, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (the "FDIC") limit of $250,000. At September 30, 2010, the Company's bank cash balance exceeded the deposit insurance limits provided by the FDIC by $39,387,338. Cash balances held in foreign bank accounts are also not insured by the FDIC, and at September 30, 2010 these balances totaled $636,847. At September 30, 2010, the Company's foreign subsidiaries reflected $726,871 of cash on their financial statements, which is also not insured by the FDIC.

        The Company believes that the credit risk in its accounts receivable is mitigated by the Company's credit evaluation process and maintaining an allowance for anticipated losses. For the year ended September 30, 2010, one direct customer accounted for more than 10% of the Company's net revenues. Total sales to this customer were 13.3%, 12.0% and 7.0% of net revenues for the years ended September 30, 2010, 2009 and 2008, respectively. No other direct customer accounted for more than 10% of the Company's net revenues.

        The Company currently purchases wafers from a limited number of vendors. Additionally, since the Company does not maintain manufacturing facilities, the Company depends upon close relationships with contract manufacturers to assemble its products. The Company believes there are available to them other vendors who can provide the same quality wafers at competitive prices and other contract manufacturers that can provide comparable services at competitive prices. The Company anticipates the continued use of a limited number of vendors and contract manufacturers in the near future. The Company is also dependent upon third parties for its probe testing. Under the Company's fabless business model, its long-term revenue growth is dependent on its ability to obtain sufficient external manufacturing capacity, including wafer production capacity. The Company believes that in addition to the vendors currently utilized by the Company, other vendors would be able to provide these services.

Contingencies

        The Company assesses its exposure to loss contingencies, including environmental, legal, and income tax matters, and provides an accrual for exposure if it is judged to be probable and reasonably

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimable. If the actual loss from a loss contingency differs from management's estimates, results of operations could be adjusted upward or downward.

Warranty

        The Company generally warrants its products against defects for one year from date of shipment. A warranty reserve is recorded against revenue when products are shipped. At each reporting period, the Company adjusts its reserve for warranty claims based on its actual warranty claims experience as a percentage of net revenue for the preceding 12 months and also considers the impact of known operational issues that may have an impact that differs from historical trends. Historically, the Company's warranty returns have not been material. As of September 30, 2010 and 2009, the Company's warranty reserve was $385,000 and $295,000, respectively.

Revenue Recognition

        In accordance with ASC 605, the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete.

        Vitesse has a distribution network through which it sells most of its products. The Company recognizes revenue on a sell-through basis for all products sold through distributors, utilizing information provided by the distributors. These distributors maintained inventory balances of $6.0 million and $3.6 million as of September 30, 2010 and 2009, respectively. This inventory is carried on the books of Vitesse, and the related business terms allow for the distributors to return a portion of the inventory and receive credits for changes in the selling price to end customers or if the inventory becomes obsolete. At the time Vitesse ships inventory to the distributors, the magnitude of future returns and price adjustments is not known. Therefore, revenue recognition for shipments to distributors does not occur until the distributors sell the inventory to end customers. The payments received from distributors for inventory shipped to them in advance of the sale of that inventory to an end-user are, therefore, shown as deferred revenue. Vitesse personnel are often involved in the sales from the distributors to end customers, providing both field engineering and application engineering support prior to the sale. The Company's product sales do not include service elements aside from the standard product warranty.

        Revenues from development contracts are recognized upon attainment of specific milestones established under customer contracts. Revenues from products deliverable under development contracts, including design tools and prototype products, are recognized upon delivery. Costs related to development contracts are expensed as incurred.

        Approximately 1.2% and 2.2% of the Company's inventory was consigned and located with two customers at September 30, 2010 and one customer at September 30, 2009, respectively. Consistent with its revenue recognition policy, the Company recognizes revenue when the customer pulls the inventory for use, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        In accordance with ASC 605, when licensing technology and intangibles, delivery is not deemed to occur for revenue recognition purposes until the license term begins. Revenues are recognized in a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

manner consistent with the nature of the transaction and related earnings process. Based on management's analysis of the license terms, and pursuant to the guidance in ASC 605, revenue related to the licensing of intellectual property ("IP") is deferred until delivery has occurred and final acceptance of the contracted deliverables is received from the licensee.

        On December 28, 2007, the Company entered into an arrangement to license IP to a third-party. The contract is a perpetual, nonexclusive, non-transferable, irrevocable license for specified IP. As part of the contract, the Company was granted a perpetual, nonexclusive, non-transferable, irrevocable license to improvements to the technology made by the licensee, subject to certain limitations. Under the agreement, Vitesse received $15.0 million in license fees and royalties for the rights to certain products and technology. Of the fees and royalty payments, $10.0 million was received upon delivery and acceptance of the licensed technology. The remaining $5.0 million was received upon the one-year anniversary of the agreement in December 2009. For a period of seven years from the effective date of the contract, licensee will pay royalties on a per unit basis, on each commercial sale incorporating the licensed products. Royalties will be accounted for when received. Royalties received to date have not been significant.

        In fiscal year 2009, IP revenue of $13.3 million included licensing revenues of $8.3 million from the sale of patents from the Company's IP portfolio and $5.0 million from the licensing arrangement described above. On June 30, 2009, the Company entered into a Sale and Purchase Agreement (the "Agreement") and completed the sale, assignment and transfer of certain patents (the "Vitesse Patents") from its IP portfolio for consideration of IP revenue of $8.3 million. Payment was received on July 15, 2009. The Company incurred $1.8 million in broker fees related to the sale. The Company recorded the broker's fees in selling, general and administrative expense. The Vitesse Patents relate to the Company's non-core business, specifically its network processing products. Under the Agreement, the Company retains a non-exclusive, revocable, non-assignable, non-divisible, worldwide, fully-paid-up, royalty-free, perpetual right and license to the Vitesse Patents for the full life of such Vitesse Patents.

Allowance for Doubtful Accounts

        The Company evaluates the collectability of accounts receivable on a monthly basis using a combination of factors, including whether any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company has assessed the collectability of accounts receivable at September 30, 2010 and 2009 and determined that no allowance is required. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, an allowance could be required.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Due to their liquidity and their remaining time to maturity, the fair value of these investments approximates their carrying value.

Financial Instruments

        ASC Topic 825, "Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's financial instruments include cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and various debt instruments. These financial instruments are stated at their carrying values, which are estimates of their fair values because of their nearness to cash settlement or the comparability of their terms to the terms the Company could obtain, for similar instruments, in the current market.

        Restricted cash consists of interest-bearing certificates of deposit ("CDs") collateralizing letters of credit and other commitments and such amounts are included in restricted cash and other assets in the Consolidated Balance Sheets. As of September 30, 2010 and 2009, the Company had $1.9 million and $2.0 million, respectively, in CDs.

        The Company's Senior Term Loan is stated at carrying value of $25.0 million, plus $1.3 million of accrued payment-in-kind ("PIK") interest, as of September 30, 2010 and $30.0 million as of September 30, 2009, which are estimates of its fair value.

        The Company estimates the fair values of the 2014 Debentures and embedded derivatives using a convertible bond valuation model within a lattice framework. These valuations are determined using Level 3 inputs. The valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of the Company's common stock into which the 2014 Debentures are convertible. The fair value of the 2014 Debentures includes the $46.5 million face value of the debentures plus the $9.0 million discount, which is amortized as interest expense over the life of the debentures. The fair value of the 2014 Debentures was $44.8 million as of September 30, 2010. The carrying value of the 2014 Debentures is $39.0 million as of September 30, 2010. On October 30, 2009, the date of issuance, the fair value of the bifurcated compound derivative was $28.0 million. In May 2010 $3.5 million of the 2014 Debentures was converted to Common Stock. As of September 30, 2010, the fair value of the bifurcated compound derivative was $15.5 million. The change in fair value is reflected as gain on embedded derivative in the Consolidated Statement of Operations for the year ended September 30, 2010.

        The Company will continue to mark the bifurcated compound derivative to market due to the conversion price not being indexed to the Company's own stock. Specifically, the feature requiring the Company to redeem foregone interest upon conversion by the holder causes the exercise price not to be indexed to the Company's own stock. The change in the fair value of the bifurcated compound derivative is primarily related to the change in price of the underlying common stock. T he change in value of the bifurcated compound derivative is a non-cash item; further, the Company can elect to settle the embedded derivative in either cash or common shares. As of September 30, 2010, the Company has enough common shares to settle all of its potential conversion obligations. The Company intends to settle these obligation in common shares should they be exercised by the holders. As the Company intends to, and has the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470 Debt ("ASC 470"), the Company has classified the liability as a long-term liability on its Consolidated Balance Sheet as of September 30, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' remaining estimated useful lives, ranging from three to five years, except for leasehold improvements, which are amortized over the shorter of the term of the related lease or their estimated useful lives. Depreciation and amortization costs were $2.8 million for each of the fiscal years ended September 30, 2010 and 2009.

Intangible Assets

        Intangible assets, other than goodwill, are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to ten years. Amortization costs were $0.8 million and $1.4 million for the fiscal years ended September 30, 2010 and 2009, respectively.

Income Taxes

        The Company accounts for income taxes pursuant to the provisions of ASC 740. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. To the extent the Company establishes a valuation allowance or increase this allowance in a period, the Company must include an expense within the tax provision in the statement of operations. ASC Topic 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of ASC 740 on October 1, 2007.

Research and Development Costs

        Research and development costs are expensed when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such time as these processes or products are proven through final testing and initial acceptance by the customer.

Computation of Net Income and Loss per Share

        In accordance with ASC Topic 260 Earnings per Share ("ASC 260"), basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.

        For periods in which the Company reports income from continuing operations, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, warrants, convertible preferred stock and convertible debentures. Unexercised stock options, restricted stock units and warrants are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive. The dilutive effect of the convertible preferred stock and convertible debentures is determined using the if-converted method, which assumes any proceeds that could be obtained upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

the exercise of stock options, warrants and vesting of restricted stock units would be used to purchase common shares at the average market price for the period.

        For the years ended September 30, 2010 and 2009, the Company recorded a loss from operations and in accordance with ASC 260 all outstanding potential common shares were excluded from the diluted earnings per share computation. For the year ended September 30, 2008, the Company recorded income from operations and accordingly included common stock equivalents from the convertible debentures and stock options in the diluted earnings per share calculation, if they were dilutive.

        The potential common shares excluded from the diluted computation are as follows:

	September 30,
	2010	2009	2008
	(in thousands)
Outstanding stock options	990	1,078	1,005
Outstanding restriced stock units	108	31	—
Outstanding warrants	8	8	8
Convertible preferred stock	929	—	—
2014 Convertible debentures	10,332	—	—
2024 Convertible debentures	—	1,899	1,899

Total potential common stock excluded from calculation	12,367	3,016	2,912

        The computation for basic and diluted income and loss per share is as follows:

	September 30,
	2010	2009	2008
	(in thousands, except per share data)
Net (loss) income from continuing operations	$(20,177)	$(194,193)	$8,170
Income from discontinued operations, net of tax	121	71	9,044

Net (loss) income	(20,056)	(194,122)	17,214

Net (loss) earnings attributable to noncontrolling interest	(1)	(81)	660
Fair value adjustment of Preferred Stock—Series B	126	—	—

Net (loss) income available to common stockholders	$(20,181)	$(194,041)	$16,554

Weighted average number of shares—basic and diluted	21,074	11,478	11,181
Net (loss) income per common share—basic and diluted:
Net (loss) income from continuing operations	$(0.96)	$(16.92)	$0.73
Income from discontinued operations, net of tax	0.01	0.01	0.81

Net (loss) income	(0.95)	(16.91)	1.54

Net (loss) earnings attributable to noncontrolling interest	(0.00)	(0.01)	0.06
Fair value adjustment of Preferred Stock—Series B	0.01	—	—

Net (loss) income available to common stockholders	$(0.96)	$(16.91)	$1.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset, or fair market value. There were no impairment charges for the fiscal years 2010 and 2009.

Share-based Compensation

        The Company has several share-based plans that have expired, but under which stock options are still outstanding. In February 2010, its Board approved its new plan, the 2010 Vitesse Semiconductor Corporation Incentive Plan (the "2010 Incentive Plan"). On May 11, 2010, the stockholders approved the 2010 Incentive Plan. The 2010 Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, restricted stock and stock units, and other stock and cash-based awards. The 2010 Incentive Plan replaced the Vitesse Semiconductor Corporation 2001 Stock Incentive Plan. ASC 718 requires all share-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than operating cash flow, as required under previous literature.

        ASC 718 required companies to calculate the compensation cost of full-value awards such as restricted stock based on the market value of the underlying stock at the date of the grant. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of ASC 718, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

        Upon adoption of ASC 718, the Company elected to recognize compensation expense for all share-based awards granted after September 30, 2005 on a straight-line basis over the requisite service period for the entire award. The amount of compensation cost recognized through the end of each reporting period is equal to the portion of the grant-date value of the awards that have vested, or for partially vested awards, the value of the portion of the award that is ultimately expected to vest for which the requisite services have been provided.

Recent Accounting Pronouncements

        In December 2007, the FASB issued ASC Topic 805 Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, ASC 805 is applicable to the Company's accounting for business combinations closing on or after October 1, 2009. The adoption of this statement did not have an impact on the Company's results of operations, financial position or cash flows as of and for the year ended September 30, 2010 due to the absence of conditions to which it would apply.

        In December 2007, the FASB issued ASC Topic 810 Consolidation ("ASC 810"). ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Company adopted ASC 810 as of October 1, 2009. The adoption of this statement did not have a material impact on the Company's results of operations, financial position or cash flows as of and for the year ended September 30, 2010.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC did not or are not believed by management to have a material impact on the Company's present or future Consolidated Financial Statements.

NOTE 2—GOODWILL AND INTANGIBLE ASSETS

        The Company accounts for goodwill and intangible assets in accordance with ASC 350. The Company evaluates these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter, or more frequently if the Company believes indicators of impairment exist. Factors the Company considers important that could result in an impairment review include significant underperformance to historical or projected operating results, substantial changes in its business strategy and significant negative industry or economic trends. If such indicators are present, the Company compares the fair value of the goodwill to its carrying value. Fair value of intangible assets is determined by discounted future cash flows, appraisals or other methods. In the quarter ended December 31, 2008, the Company recorded an impairment charge to fully write off its goodwill. There has been no other impairment activity or adjustments to intangible assets during the years ended September 30, 2010, 2009 or 2008.

        Intangible assets consist primarily of existing technologies and intellectual property. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—GOODWILL AND INTANGIBLE ASSETS (Continued)

The carrying value of intangible assets at September 30, 2010 and 2009 was $0.9 million and $1.5 million, respectively.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2010
Intellectual property	$3,595	$(2,731)	$864

Total	$3,595	$(2,731)	$864

September 30, 2009
Technology	$1,650	$(1,581)	$69
Intellectual property	3,485	(2,013)	1,472

Total	$5,135	$(3,594)	$1,541

        The future amortization expense of intangible assets is as follows (in thousands):

Fiscal Year
2011	$330
2012	226
2013	158
2014	68
2015	48
Thereafter	34

Total	$864

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BALANCE SHEET DETAIL

        The following tables provide details of selected balance sheet items (in thousands):

	September 30,
	2010	2009
Inventory:
Raw materials	$2,815	$1,411
Work-in-process	12,854	8,335
Finished goods	11,604	9,063

Total	$27,273	$18,809

Property, Plant and Equipment:
Machinery and equipment	$91,440	$90,884
Furniture and fixtures	764	769
Computer equipment	10,188	10,018
Leasehold improvements	5,709	5,657
Construction in progress	433	76

	108,534	107,404
Less: Accumulated depreciation and amortization	100,338	99,530

Total	$8,196	$7,874

Other Assets:
Debt issuance costs	$1,651	$1,184
Long term deposits	1,877	1,813
Other	469	80

Total	$3,997	$3,077

Liabilities:
Accrued legal fees and settlements	$153	$139
Accrued wages and benefits	3,377	3,586
Accrued vacation	2,768	2,813
Accrued software license agreements	6,423	5,025
Accrued commissions	209	118
Miscellaneous taxes	179	197
Interest payable	2,332	1,271
Customer prepayments and deposits	—	149
Other	842	884

Total	$16,283	$14,182

NOTE 4—DEBT

        As of September 30, 2010, the outstanding 2014 Debentures, with a face value of $46.5 million, were carried on the balance sheet at $39.0 million, net of a $7.5 million remaining discount. Additionally, the Company has outstanding Senior Term Loans with a face value of $25.0 million, carried on the balance sheet net of $1.3 million of accrued PIK interest and a remaining discount of $0.2 million. The Senior Term Loan has an interest rate of 8.5% and includes 2.0% payment-in-kind ("PIK") interest, plus an additional 0.3% PIK interest for every $1.0 million above $15.0 million of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—DEBT (Continued)

Senior Term Loan that is not paid down by the Company for the period from October 17, 2009 until maturity or full payment of the note. Payments with respect to the Senior Term Loan are interest only until the maturity date of October 29, 2011. As part of the debt restructuring transaction, the Company paid $5.0 million of the original $30.0 million principal balance of the Senior Term Loan. The Senior Term Loan includes a nonrefundable prepayment fee equal to 1.0% of the aggregate principal amount that is prepaid.

        As of September 30, 2009, the Company had outstanding a $30.0 million Senior Term Loan. Effective October 16, 2009, the Company entered into an agreement to amend the Senior Term Loan. Pursuant to the amendment to the Senior Term Loan, the Company repaid $5.0 million of the original $30.0 million and agreed to an interest rate increase on the remaining $25.0 million outstanding. The amended interest terms on the Senior Term Loan will not materially impact the amount of quarterly interest payments over the remaining life of the associated note, but additional interest expense accrued under the PIK provision will increase the final payment due on the Senior Term Loan at maturity on October 29, 2011 by $2.7 million over the face value of the note. In accordance with ASC 470, this transaction was accounted for as a debt modification whereby fees of $0.5 million incurred pursuant to the modification were expensed as incurred.

        As of September 30, 2009, the Company had outstanding $96.7 million in aggregate principal amount 2024 Debentures. The Company entered into a Debt Conversion Agreement (the "Conversion Agreement") with the beneficial owners of more than 96.7% of the 2024 Debentures (the "Noteholders"). Pursuant to the Conversion Agreement, the Noteholders agreed to exchange their 2024 Debentures for a combination of $6.4 million in cash, 8,646,811 shares of common stock, and $50.0 million in newly issued 2014 Debentures convertible into 11,109,556 shares of common stock. 771,000 shares of Series B Preferred Stock were also issued to certain Noteholders. The Conversion Agreement was consummated on October 30, 2009. The Company also paid $3.6 million in cash to 3.3% of the holders of the 2024 Debentures who declined to participate in the Conversion Agreement.

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

        In connection with the debt exchange and the debt modification, the Company incurred third-party costs of $2.9 million that were allocated to the underlying financial instruments issued based on the relative fair value of each instrument. Of the total fees incurred, $0.5 million was allocated to the modification of the Senior Term Loan and expensed as incurred, $1.0 million was allocated to the issuance of the common and preferred shares and charged against additional paid-in capital, and $1.4 million was allocated to the issuance of the 2014 Debentures and was capitalized in other assets as debt issuance costs, to be amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of September 30, 2010 were $1.8 million.

        On May 14, 2010, the Company received a Conversion Notice from one of the Noteholders of the 2014 Debentures, notifying the Company of its intent to convert $3.5 million face amount of its holdings. The Company converted the principal amount of the submitted debentures into shares of common stock and elected to pay the "Make-Whole Amount" (as defined in the Indenture) in shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—DEBT (Continued)

of common stock. 777,778 shares of the Company's common stock were issued on May 20, 2010 in settlement of the $3.5 million of debentures based on a conversion price of $4.50 per share. On June 7, 2010, 91,753 shares of common stock were issued in settlement of the Make-Whole Amount obligation.

        In accordance with ASC 470, this conversion was accounted for as a debt extinguishment. The Company recognized a gain of $0.3 million in the accompanying financial statements. The gain on the extinguishment of debt was calculated as the difference between the fair value of the shares of common stock issued and the recorded value of the debt extinguished, which included a pro rata share of 1) debt issuance costs, 2) debt discount, and 3) fair value of the embedded derivative on the date of the conversion.

NOTE 5—FAIR VALUE MEASUREMENTS

        Assets and liabilities measured at fair value on a recurring basis include the following at September 30, 2010 and September 30, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2010
Derivative liability—premium put	$—	$—	$—	$—
Derivative liability—compound embedded derivative	—	—	15,476	15,476
September 30, 2009
Derivative liability—premium put	$—	$—	$12,209	$12,209
Derivative liability—compound embedded derivative	—	—	—	—

        The following table provides a reconciliation of the beginning and ending balances for the derivative liability—premium put and derivative liability—compound embedded derivative measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Derivative liability—premium put related to 2024 Debentures	Compound Embedded Derivative related to 2014 Debentures
Balance at September 30, 2009	$12,209	$—
Transfers in and /or out of Level 3	—	24,453
Total (gain) losses included in earnings	1,108	(8,977)
Settlement	(13,317)	—

Balance at September 30, 2010	$—	$15,476

        The compound embedded derivative liability, which is included in long term liabilities, represents the value of the equity conversion feature and a "make-whole" feature of the 2014 Debentures.

        There is no current observable market for this type of derivative and, as such, the Company determined the value of the embedded derivative using a lattice-based convertible bond valuation model that combined expected cash outflows with market-based assumptions. The fair value of the 2014 Debentures without the embedded compound derivative feature was also estimated using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

volatility and recent price quotes and trading information regarding shares of the Company's common stock into which the 2014 Debentures are convertible. The Company will mark the embedded derivative to market due to the conversion price not being indexed to the Company's own stock. The change in the fair value of the bifurcated compound embedded derivative is primarily related to the change in price of the underlying common stock. At the Company's option it can settle the embedded derivative in either cash or common shares. As of September 30, 2010, the Company has enough common shares to settle the entire obligation in shares. The Company intends to settle this obligation in common shares. As the Company intends to, and has the ability to, satisfy the obligations with equity securities, in accordance with ASC 470, the Company has classified the liability as a long-term liability on its Consolidated Balance Sheet as of September 30, 2010. The change in fair value of the compound embedded derivative liability is recorded in the Consolidated Statement of Operations.

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

NOTE 6—STOCKHOLDERS' EQUITY

Preferred Stock

        The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value of $0.01 per share, of which 800,000 shares have been designated as Series B Participating Non-Cumulative Convertible Preferred Stock, par value of $0.01 per share ("Series B Preferred Stock"). As of September 30, 2010, 185,709 shares of Series B Preferred Stock that are convertible into common stock on a five-to-one basis were outstanding. No preferred shares were outstanding as of September 30, 2009.

        During the year ended September 30, 2010, 585,077 preferred shares issued in connection with the 2014 Debentures, were converted to 2,925,386 shares of common stock. The conversion rate for the shares of Series B Preferred Stock was adjusted to five-to-one from 100-to-one as a result of the June 30, 2010 one-for-20 reverse stock split.

Common Stock

        As of September 30, 2010 and 2009 the Company was authorized to issue up to 250,000,000 and 25,000,000 shares of common stock, par value of $0.01 per share, and preferred stock, par value of $0.01 per share, respectively. On October 30, 2009, in connection with its debt restructuring, the Company issued 8,646,811 shares of common stock. As of September 30, 2010 and 2009, 23,986,531 and 11,544,803 shares of common stock were outstanding, respectively.

        On January 7, 2010, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company's common stock at a reverse split ratio between one-for-20 and one-for-50, to be selected by the Board. On May 17, 2010, the Board approved a one-for-20 reverse stock split of its common stock, effective on June 30, 2010. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split. There was no net effect on total stockholders' deficit as a result of the reverse stock split.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCKHOLDERS' EQUITY (Continued)

The Company did not issue fractional shares in connection with the reverse stock split and stockholders otherwise entitled to receive fractional shares received cash in lieu of fractional shares.

Stock Option Plans

        Under all stock option plans, a total of 5,154,905 shares of common stock have been reserved for issuance and 2,691,759 shares remain available for future grant as of September 30, 2010. The following table summarizes compensation costs related to the Company's share-based compensation plans (in thousands):

	September 30,
	2010	2009	2008
Cost of revenues	$387	$689	$801
Engineering, research and development	766	940	1,322
Selling, general and administrative	1,083	1,504	2,057

Share-based compensation expense related to continuing operations	2,236	3,133	4,180
Share-based compensation expense related to discontinued operations	—	—	(284)

Total share-based compensation expense	$2,236	$3,133	$3,896

        In addition to the share based compensation expense related to the Company's plans, the Company recorded $5,000 of share based compensation expense in fiscal year 2008 related to the employee stock appreciation rights issued during the year. These rights were cancelled in the first quarter of fiscal year 2009, resulting in a credit to share based compensation of $5,000. Pursuant to ASC 718, stock appreciation rights are considered liability awards and as such, these amounts were accrued in the liability section of the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCKHOLDERS' EQUITY (Continued)

        Activity under all stock option plans for the three years ended September 30, 2010 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding, September 30, 2007	1,193,574	$146.19	4.07	$363,854

Granted	17,500	$19.03
Exercised	—
Cancelled or expired	(297,933)	$156.88

Options outstanding, September 30, 2008	913,141	$140.27	4.34	$209

Granted	235,724	$7.42
Exercised	—
Cancelled or expired	(87,049)	$158.00

Options outstanding, September 30, 2009	1,061,816	$109.32	4.61	$2,000

Granted	574,699	$5.12
Exercised	—
Cancelled or expired	(146,151)	$280.06

Options outstanding, September 30, 2010	1,490,364	$52.40	6.16	$—

Options exercisable, September 30, 2010	816,518	$90.89	3.72	$—

        The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on the Company's closing stock prices of $3.61, $7.40, and $10.80, as of September 30, 2010, 2009, and 2008, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. There were no in-the-money stock options that were exercisable as of September 30, 2010. As of September 30, 2010, 816,518 outstanding stock options were exercisable and the weighted average exercise price of those options was $90.89. As of September 30, 2010, there was $5.3 million of unrecognized share-based compensation expense related to non-vested stock options. The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.9 years. An estimated forfeiture rate of 5.57% has been applied to all unvested options and restricted stock outstanding as of September 30, 2010. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional equity awards. The weighted average fair value at the date of grant of options granted in fiscal years 2010, 2009 and 2008 was $3.80, $4.58, and $10.80, respectively.

        The fair value of share-based awards is estimated at the date of grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company's common stock. The risk-free interest rate is based on the U.S. Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding. Expected lives were estimated in accordance with SEC Staff Accounting Bulletin No. 107 ("SAB 107"). The Company has never paid cash dividends and intends to retain any future earnings for business development. The per share fair values of stock options granted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCKHOLDERS' EQUITY (Continued)

in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	Employee Stock Option Plans
	2010	2009	2008
Expected life (in years)	6.22	5.86	4.68
Expected volatility:
Weighted-average	86.4%	66.7%	66.0%
Range	86.2% - 89.1%	65.0% - 85.1%	65.2% - 66.4%
Expected dividend	—	—	—
Risk-free interest rate	1.8% - 2.8%	1.8% - 3.2%	2.3% - 4.2
Weighted-average estimated value	$3.80	$4.58	$10.80

        The Company's determination of the fair value of share-based payment awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair value of employee stock options is determined in accordance with ASC 718 and SAB 107, as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC, using an option-pricing model, however, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise.

        The following table provides additional information in regards to options outstanding as of September 30, 2010:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 3.83 - $ 5.00	47,850	9.57	$4.10	—	$—
5.20 - 5.20	515,463	9.33	5.20	—	—
7.20 - 47.80	372,711	6.08	14.28	262,519	16.71
48.00 - 1,416.25	554,340	2.97	126.09	553,999	126.04

$ 3.83 - $1,416.25	1,490,364	6.16	$52.40	816,518	$90.89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCKHOLDERS' EQUITY (Continued)

Restricted Stock Units

        A summary of restricted stock unit activity for the year ended September 30, 2010 is as follows:

	Shares	Weighted Average Grant- Date Fair Value per Share
Restricted stock units outstanding, September 30, 2009	171,907	$7.05
Awarded	618,241	5.37
Released	—
Forfeited	(19,362)	6.24

Restricted stock units outstanding, September 30, 2010	770,786	$5.72

NOTE 7—INCOME TAXES

        The components of (loss) income from continuing operations before provision for income taxes for the years ended September 30, 2010, 2009 and 2008 were as follows (amounts in thousands):

	September 30,
	2010	2009	2008
(Loss) income before income taxes:
Domestic	$(15,141)	$(183,642)	$38,860
Foreign	(3,514)	(11,921)	(30,128)

	$(18,655)	$(195,563)	$8,732

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        Income tax expense (benefit) consists of the following for the years ended September 30, 2010, 2009 and 2008 (in thousands):

	September 30,
	2010	2009	2008
Income tax expense (benefit):
Current:
Federal	$843	$(1,675)	$849
State	452	(103)	239
Foreign	226	327	134

Total Current	$1,521	$(1,451)	$1,222

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Deferred	$—	$—	$—

Total:
Federal	$843	$(1,675)	$849
State	452	(103)	239
Foreign	226	327	134

Total Deferred	$1,521	$(1,451)	$1,222

        Income tax expense (benefit) amounted to $1.5 million, $(1.5) million and $1.2 million for the years ended September 30, 2010, 2009 and 2008, respectively. A reconciliation of the provision (benefit) for income tax expense by applying the statutory U.S. federal income tax rate to income is as follows (in thousands):

	September 30,
	2010	2009	2008
Federal income tax (benefit) provision at statutory rate	$(6,343)	$(68,422)	$2,581
State tax provision, net of federal benefit	(476)	362	239
Foreign taxes	226	327	134
Goodwill impairment	—	65,792	—
Nondeductible expenses	194	714	30
Other	366	—	—
Change in valuation allowance	328,862	(224)	(1,762)
Rate change/other adjustments on deferred taxes	(321,308)	—	—

Income tax expense (benefit)	$1,521	$(1,451)	$1,222

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	September 30,
	2010	2009	2008
Deferred tax assets:
Net operating loss carryforward	$47,854	$301,106	$283,226
Research and development tax credits	6,564	23,066	20,689
Alternative Minimum Tax credit	—	179	1,901
Research and development IRC 59(e) capitalization	—	11,640	14,721
Stock options	12,602	26,959	31,298
Fixed assets and intangible property	7,400	34,295	48,044
Inventory	6,738	4,979	9,214
Allowances and reserves	9,974	10,172	3,893
State taxes	(104)	959	566
Other	2,211	8,746	27,982

Total deferred tax assets	93,239	422,101	441,534
Valuation allowance	(93,239)	(422,101)	(441,534)

Net deferred tax assets	$—	$—	$—

        The provision for income taxes as a percentage of income from continuing operations before income taxes was (8.13%) for the year ended September 30, 2010. The Company's effective tax rate for fiscal year 2010 is primarily impacted by the utilization of Net Operating Loss ("NOL") carryforwards and the reversal of the related valuation reserve previously recorded. There was approximately $0.06 million tax expense related to discontinued operations for the year ended September 30, 2010 and no tax expense related to discontinued operations for the year ended September 30, 2009.

        Because the Company has historically experienced net tax losses, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The Company has a NOL carryforward of approximately $56.4 million, $30.0 million, and $236.7 million for federal, state, and foreign income tax purposes at September 30, 2010, respectively, which can be carried forward to offset future taxable income. The Company has available state research and development tax credit carryforwards of approximately $9.9 million. The federal NOLs may be carried forward through 2029; state NOLs may be carried forward through 2029; foreign NOLs have various carryforward provisions in several jurisdictions; and some federal, state, and foreign NOLs may have begun to expire in 2006.

        Deferred tax assets are primarily composed of federal and state tax NOL carryforwards; timing differences relating to stock options; tangible and intangible assets recovery; and research and development credits. Due to uncertainties surrounding the Company's ability to generate future taxable income, there is a full valuation allowance against the deferred tax assets.

        The Federal Tax Reform Act of 1986, and similar state laws, contains provisions that may limit the net operating loss and tax credits carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. Under IRC Section 382 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

383 rules, a change in ownership can occur whenever there is a shift in ownership by more than fifty percentage points by one or more five-percent stockholders within a three-year period. When a change of ownership occurs, the NOLs and credits may be impaired.

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

        The Company performed a study to evaluate the status of NOLs. Based on that study, the Company believes that, as a result of the Conversion Agreement discussed above, the Company experienced an "ownership change" as defined for U.S. federal income tax purposes as of October 30, 2009 that resulted in an impairment of the use of the NOLs and credits as of the fiscal year ended September 30, 2010. As a result of the ownership change, the Company only has approximately $56.4 million of Federal NOLs that can be used in future tax years and is subject to an annual limitation of $3.1 million in utilizing its NOLs. The NOLs will expire in fiscal year 2029. Also, due to the ownership change, the research and development credits have been limited as to usage such that the Company does not anticipate being able to use any of its research and development credits existing as of October 30, 2010 in future tax years.

        ASC Topic 740 Income Taxes ("ASC 740"), originally issued as FIN 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109," prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Due to significant net operating losses, the cumulative effect of applying this interpretation upon adoption on October 1, 2007, had no impact on accumulated deficit.

        The total amount of gross unrecognized tax benefits was approximately $26.3 million as of October 1, 2009 and approximately $ 10.6 million as of September 30, 2010. The total amount of gross unrecognized tax benefits decreased by $16.0 million due to an "ownership change" and increased by $0.3 million related to potential state tax liabilities.

        As of September 30, 2010, approximately $0.7 million of the $10.6 million FIN 48 unrecognized tax benefits, related to the Company's state tax liability, is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheet. The remaining $9.9 million, related to research and development tax credits that have not been utilized, is reflected as a reduction to the deferred tax asset arising from the research and development tax credits. As of September 30, 2009, approximately $0.4 million of the $26.3 million FIN 48 unrecognized tax benefits, related to the Company's state tax liability, is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheet, the remaining $25.9 million, related to research and development tax credits that have not been utilized, is reflected as a reduction to the deferred tax asset arising from the research and development tax credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Balance as of October 1, 2007	$(29,297)

Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	—
Gross increases—current-period tax positions	—
Decrease relating to settlements	—
Reductions as a result of a lapse of statue of limitations	—

Balance as of September 30, 2008	(29,297)

Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	—
Gross increases—current-period tax positions	3,009
Decrease relating to settlements	—
Reductions as a result of a lapse of statue of limitations	—

Balance as of September 30, 2009	(26,288)

Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	16,013
Gross increases—current-period tax positions	(340)
Decrease relating to settlements	—
Reductions as a result of a lapse of statue of limitations	—

Balance as of September 30, 2010	$(10,615)

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2010, there was no material interest or penalties were accrued due to significant net operating loss.

        The Company is subject to taxation in the US and various state and foreign jurisdictions. The Company previously completed an examination by the Internal Revenue Service for the tax years ended September 30, 2004 through September 30, 2006. The audit resulted in an adjustment that reduced the Company's federal NOL carryforwards. Effectively, all the Company's tax years in which a tax NOL is carried forward to the present are subject to examination by federal, state, and foreign tax authorities. Therefore, the Company cannot estimate the range of unrecognized tax benefits that may significantly change within the next twelve months.

NOTE 8—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

        The Company's end customers generally are engaged in the design and/or manufacturing of technology products either recently introduced or not yet introduced to the marketplace. The Company ships certain products to contract manufacturers of its end customers and through distributors. The allocation of revenues that follows is based on end customer, rather than contract manufacturer or distributor. For fiscal 2010, distributor Nu Horizons Electronics (including its subsidiary, Titan Supply Chain Services), and direct customer Huawei Technologies accounted for 23.9% and 13.3%, respectively, of the Company's net revenues. For fiscal year 2009, Nu Horizons Electronics and Huawei

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION (Continued)

Technologies accounted for 36.0% and 12.0%, respectively, of the Company's net revenues. For fiscal year 2008, Nu Horizons Electronics and direct customer IBM accounted for 48.8% and 11.3%, respectively, of the Company's net revenues.

        Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the three years ended September 30, 2010 were as follows:

	2010	2009	2008
Nu Horizons Electronics, including its subsidiary, Titan Supply Chain Services (distributor)	23.9%	36.0%	48.8%
Huawei	13.3%	12.0%	*
IBM	*	*	11.3%

*
Less than 10% of total net revenues for period indicated.

        The Company has one reportable operating segment as defined by ASC Topic 280 Segment Reporting ("ASC 280"), originally issued as SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Substantially all long-lived assets are located in the United States.

        Revenues are summarized by geographic area as follows (in thousands):

	September 30,
	2010	2009	2008
North America(1)	$66,899	$69,717	$116,191
Asia Pacific	73,466	79,720	88,045
Europe	25,625	18,740	24,300

Total net revenues	$165,990	$168,177	$228,536

(1)
North America includes USA, Canada and Mexico

        Revenue by geographic area is based upon where the design win for the work originated. North America revenue includes $0.4 million and $13.3 million of intellectual property revenue for fiscal years ended September 30, 2010 and 2009, respectively. The Company believes a substantial portion of the product sold to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in North America and Europe.

        Long-lived assets (excluding goodwill and intangible assets) by country (in thousands):

	2010	2009
USA	$11,377	$10,234
Denmark	263	113
Germany	553	604

Total	$12,193	$10,951

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—RETIREMENT SAVINGS PLAN

        The Company has a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. The contributions are fully vested and nonforfeitable at all times. From January 1, 2007 through February 1, 2009, the Company matched 50% of the first 6% of employee contributions. The Company's 401(k) match totaled $0.0, $0.3 million and $0.8 million for the years ended September 30, 2010, 2009, and 2008, respectively. In compliance with governing regulations, the Company also made contributions to the retirement savings plans of employees of its foreign subsidiaries in the amount of $0.3 million for each of the years ended September 30, 2010, 2009, and 2008.

NOTE 10—COMMITMENTS AND CONTINGENCIES

        The Company leases facilities under non-cancellable operating leases expiring at various dates through fiscal 2015. Rent expense under operating leases totaled $3.2 million, $3.9 million, and $3.7 million for the years ended September 30, 2010, 2009, and 2008, respectively.

        On December 29, 2005, the Company entered into a sale-leaseback arrangement on a building in Camarillo, California. The Company is committed to lease the facility through December 2015. The lease includes annual rent escalations. Rent expense related to the sale-leaseback of $0.7 million for the years 2011-2013; $0.8 million for the years 2014-2015; and $0.2 million thereafter, is included in the schedule below. The Company has a deferred lease incentive liability recorded to reflect the amount of the leasehold improvements and is amortizing the liability on a straight-line basis over the term of the lease.

        Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year and software licenses are as follows (in thousands):

	Payment Obligations by Year
	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$3,285	$3,047	$2,878	$1,864	$1,137	$199	$12,410
Software licenses	7,782	6,225	3,200	3,200	—	—	20,407

Total	$11,067	$9,272	$6,078	$5,064	$1,137	$199	$32,817

        Software license commitments represent non-cancellable licenses of intellectual property from third-parties used in the development of the Company's products.

        On September 29, 2010 the Company announced to its affected employees that it would be closing the engineering department at its Westford, Massachusetts location. Engineering operations will be phased out during fiscal year 2011. The total cost of the closure is anticipated to be approximately $0.6 million with $0.4 million to be recognized in the first quarter of the 2011 fiscal year. Engineering assets will be transferred to other facilities, and the Company will continue to operate its sales division from that location.

        The Company is involved in legal proceedings in the ordinary course of business, including actions against the Company which assert or may assert claims or seek to impose fines and penalties in substantial amounts, such as the matter described below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

The DOJ Subpoena and SEC Investigation

        In May 2006, the Company received a grand jury subpoena from the office of the United States Attorney for the Southern District of New York requesting documents from 1995 and later. The Division of Enforcement of the SEC also conducted an investigation of Vitesse. The Division of Enforcement requested documents from 1995 and later. Vitesse has cooperated with both government agencies in their investigations. While the investigation by the United States Attorney is ongoing, the staff of the SEC's Division of Enforcement has agreed to recommend to the Commission a proposed settlement that would conclude for the Company all matters arising from the SEC investigation into historical stock option practices and certain other accounting irregularities. Under the proposed settlement, the Company would pay a $3.0 million civil penalty and consent to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. In connection with the Company's proposed settlement with the staff of the Division of Enforcement, for the fiscal year ended September 30, 2009, the Company recorded a $3.0 million expense related to the civil penalty payable to the SEC. The proposed settlement is contingent on the review and approval of final documentation by the Company and the staff of the SEC's Division of Enforcement, and subject to final approval by the Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following tables set forth the Consolidated Statements of Operations for each of the Company's last eight quarters. This quarterly information is derived from unaudited interim financial statements and has been prepared on the same basis as the annual Consolidated Financial Statements. In management's opinion, this quarterly information reflects all adjustments necessary for fair presentation of the information for the periods presented. The operating results for any quarter are not indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal Year 2010:
Product revenues	$41,611	$43,661	$37,533	$42,829	$165,633
Intellectual property revenues	40	250	—	67	357

Net revenues	41,651	43,911	37,533	42,896	165,990
Cost of revenues	19,103	19,362	15,702	18,071	72,238
(Loss) income from operations	(262)	3,008	(694)	1,939	3,991
(Loss) income from continuing operations	(33,860)	(34,061)	33,029	14,715	(20,177)
Income from discontinued operations, net of tax	—	—	—	121	121

Net (loss) income	(33,860)	(34,061)	33,029	14,836	(20,056)

Net loss attributable to noncontrolling interest	—	(1)	—	—	(1)
Fair value adjustment of Preferred Stock—Series B	126	—	—	—	126

Net (loss) income available to common stockholders	$(33,986)	$(34,060)	$33,029	$14,836	$(20,181)

Basic (loss) income per share:
Continuing operations	$(1.95)	$(1.69)	$1.38	$0.61	$(0.96)
Discontinued operations	—	—	—	0.01	0.01

Net (loss) income per share	$(1.95)	$(1.69)	$1.38	$0.62	$(0.95)

Diluted (loss) income per share:
Continuing operations	$(1.95)	$(1.69)	$0.96	$0.42	$(0.96)
Discontinued operations	—	—	—	0.00	0.01

Net (loss) income per share	$(1.95)	$(1.69)	$0.99	$0.42	$(0.95)

Weighted average shares outstanding:
Basic	17,373	20,195	22,780	23,948	21,074
Diluted	17,373	20,195	34,544	35,213	21,074
Fiscal Year 2009:
Product revenues	$44,810	$34,577	$36,356	$39,184	$154,927
Intellectual property revenues	5,000	—	8,250	—	13,250

Net revenues	49,810	34,577	44,606	39,184	168,177
Cost of revenues	22,447	18,228	17,282	20,436	78,393
(Loss) income from operations	(188,323)	(6,421)	17,556	(1,817)	(179,005)
(Loss) income from continuing operations	(189,958)	(7,085)	12,410	(9,560)	(194,193)
Income from discontinued operations, net of tax	—	—	71	—	71

Net (loss) income	(189,958)	(7,085)	12,481	(9,560)	(194,122)

Net (loss) attributable to noncontrolling interest	—	—	—	(81)	(81)

Net (loss) income available to common stockholders	$(189,958)	$(7,085)	$12,481	$(9,479)	$(194,041)

Basic (loss) income per share:
Continuing operations	$(16.80)	$(0.62)	$1.07	$(0.83)	$(16.92)
Discontinued operations	—	—	0.01	—	0.01

Net (loss) income per share	$(16.80)	$(0.62)	$1.08	$(0.83)	$(16.91)

Diluted (loss) income per share:
Continuing operations	$(16.80)	$(0.62)	$1.07	$(0.83)	$(16.92)
Discontinued operations	—	—	0.01	—	0.01

Net (loss) income per share	$(16.80)	$(0.62)	$1.08	$(0.83)	$(16.91)

Weighted average shares outstanding:
Basic	11,310	11,511	11,545	11,545	11,478
Diluted	11,310	11,511	11,587	11,545	11,478

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Correction of Error

        During the first quarter of 2010, the Company identified an error in its financial statements as of September 30, 2009 and for the quarter and year then ended. This error was the result of an operational change that was not appropriately reflected in the Company's inventory costing and accounting processes. In accordance with Accounting Standards Codification ("ASC") Topic 250, "Accounting Changes and Error Corrections," originally issued as SAB No. 99, "Materiality" and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," management evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior periods. Further, the Company evaluated the materiality of the error on the results of operations for the first quarter of 2009 and for the full year ended September 30, 2009 and concluded that the error in the first quarter was quantitatively significant to the first quarter Consolidated Statements of Operations but was not material to the full year or the trend of financial results. Accordingly, the Company corrected the error in the first quarter. The effects of the adjustment to correct the error on specific line items of the Consolidated Statements of Operations for the year ended September 30, 2010 were as follows:

Year Ended September 30, 2010
Decrease in cost of revenues	$934
Decrease in loss from continuing operations	934
Decrease in net loss	934
Decrease in net loss per share—basic and diluted	$0.04

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and the Company's Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2010. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer have concluded that, as of September 30, 2010, these disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company's financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company's transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company's financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on the Company's financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's financial statements would be prevented or detected.

        The Company's management evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2010.

Remediation of Previously Reported Material Weakness and Changes in Internal Control over Financial Reporting

        As of September 30, 2009, the Company's assessment of the effectiveness of its disclosure controls and procedures and internal control over financial reporting identified material weaknesses in its internal control over financial reporting, which the Company's management reported in its Annual Report on Form 10-K for the year ended September 30, 2009. The Company identified the following material weaknesses in its internal control over financial reporting:

  •
  The Company's information systems lacked sufficient controls limiting access to key applications and data; and

  •
  Effective controls to ensure the accuracy, valuation and timeliness of the financial accounting process around inventory, including a lack of accuracy and basis for valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

        The Company concluded that, as of September 30, 2010, the Company has remediated the previously reported material weaknesses in internal control over financial reporting as a result of the following remedial actions:

  •
  Increased IT controls to limit access to key applications and data;

  •
  Increased review controls over access to key applications and data;

  •
  Utilized outside experts to redesign and test processes, reviews, and controls; and

  •
  Expanded operational and finance management review over key inventory metrics and transactions and increased controls over inventory cut-off.

        The Company regularly reviews its system of internal control over financial reporting and makes changes to its processes and systems to improve controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

        The changes the Company made to remedy the prior year material weaknesses described above were the only changes in the Company's internal control over financial reporting during the last fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

        The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company intends to continue to monitor and upgrade its internal controls as necessary or appropriate for the business, but cannot assure you that such improvements will be sufficient to provide effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vitesse Semiconductor Corporation
Camarillo, California

        We have audited Vitesse Semiconductor Corporation's internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vitesse Semiconductor Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures—Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Vitesse Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitesse Semiconductor Corporation as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' (deficit) equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2010 and our report dated December 1, 2010 expressed an unqualified opinion thereon.

BDO USA, LLP
Los Angeles, California

December 1, 2010

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders under the headings "Election of Directors," "Executive Officers," "Board Meetings and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders under the headings "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders under the heading "Director Independence" and "Certain Relationships and Related Person Transactions."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders under the heading "Principal Accountant Fees and Services" and "Pre-Approval Policies and Procedures."

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See the financial statements and financial statement schedules listed in Item 8. Financial Statements and Supplementary Data.
(a)(2)	See Schedule II "Valuation and Qualifying Accounts."
(a)(3)	See Exhibit Index following the signature page to this Annual Report on Form 10-K.

VITESSE SEMICONDUCTOR CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

Years ended September 30, 2010, 2009 and 2008

(in thousands)

	Balance at Beginning of Year	Charged to Other Accounts	Deductions/ Write-offs	Balance at End of Year
Year ended September 30, 2010
Deducted from deferred tax asset
Valuation allowance	$422,101	$(328,862)	$—	$93,239
Year ended September 30, 2009
Deducted from deferred tax asset
Valuation allowance	$441,534	$(224)	$(19,209)	$422,101
Year ended September 30, 2008
Deducted from accounts receivable:
Allowance for doubtful accounts	$253	$(253)	$—	$—
Deducted from deferred tax asset
Valuation allowance	470,422	(15,224)	(13,664)	441,534

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION (Registrant)
Dated: December 1, 2010	By:	/s/ CHRISTOPHER R. GARDNER CHRISTOPHER R. GARDNER Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: December 1, 2010	By:	/s/ CHRISTOPHER R. GARDNER CHRISTOPHER R. GARDNER Director and Chief Executive Officer
Dated: December 1, 2010	By:	/s/ RICHARD C. YONKER RICHARD C. YONKER Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: December 1, 2010	By:	/s/ STEVEN P. HANSON STEVEN P. HANSON Director
Dated: December 1, 2010	By:	/s/ JAMES HUGAR JAMES HUGAR Director
Dated: December 1, 2010	By:	/s/ G. WILLIAM LAROSA G. WILLIAM LAROSA Director
Dated: December 1, 2010	By:	/s/ G. GRANT LYON G. GRANT LYON Director
Dated: December 1, 2010	By:	/s/ EDWARD ROGAS, JR. EDWARD ROGAS, JR. Director

EXHIBIT INDEX

        In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Vitesse or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Vitesse may be found elsewhere in this Annual Report on Form 10-K and Vitesse's other public filings, which are available without charge through the SEC's website at www.sec.gov.

Number		Exhibit Description
2.1	†	Asset Purchase Agreement, dated August 23, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 29, 2007 (File No. 001-31614)).
3.1
Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed on August 9, 2010 (File No. 001-31614)).
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on December 2, 2004 (File No. 001-31614)).
4.1
Rights Agreement dated as of March 3, 2003 between Vitesse Semiconductor Corporation and EquiServe Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A12 (g) filed March 5, 2003 (Registration No. 000-19654)).
4.2
Second Amendment to Rights Agreement, dated October 16, 2009, between the Company and Computershare Trust Company (formerly known as EquiServe Trust Company, N.A.) as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed October 20, 2009 (File No. 001-31614)).
4.3
Indenture between Vitesse Semiconductor Corporation and U.S. Bank National Association, as Trustee (including form of 1.50% Convertible Subordinated Debentures due 2024), dated as of September 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 23, 2004 (File No. 001-31614)).
4.4
First Supplemental Indenture, dated November 3, 2006 between the Company and U.S. Bank National Assoc. as Trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 9, 2006 (File No. 001-31614)).

Number	Exhibit Description
4.5	Second Supplemental Indenture, dated September 24, 2007 between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 27, 2007 (File No. 001-31614)).
4.6
Third Supplemental Indenture, dated October 16, 2009, by and between the Company and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 20, 2009 (File No. 001-31614)).
4.7
Guaranty, dated October 16, 2009, executed by Vitesse Manufacturing & Development Corporation and Vitesse Semiconductor Sales Corporation in favor of U.S. Bank National Association, as Trustee, under the Indenture dated September 22, 2004, governing the Company's 1.5% Convertible Subordinated Debentures Due 2024 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed October 20, 2009 (File No. 001-31614)).
4.8
Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of October 30, 2009 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 30, 2009 (File No. 001-31614)).
4.9	Form of 8.0% Convertible Second Lien Debentures Due 2014 (included in Exhibit 4.8)
4.10
Guaranty, dated October 30, 2009, executed by Vitesse Manufacturing & Development Corporation and Vitesse Semiconductor Sales Corporation in favor of U.S. Bank National Association, as Trustee, under the Indenture dated October 30, 2009 (Incorporated by reference to Exhibit 4.6 to the Company's Form 10-K/A filed January 28, 2010 (File No. 001-31614)).
10.1	Letter Agreement between the Company and Michael Green dated January 2, 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 31, 2007 (File No. 001-31614)).
10.2
Change in Control Agreement between the Company and Michael Green dated February 25, 2009. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed February 26, 2009 (File No. 001-31614)).
*10.3
Resignation and Separation Agreement and General Release of Claims between the Company and Michael Green dated February 5, 2010 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed May 17, 2010 (File No. 001-31614)).
*10.4
Employment Agreement between the Company and Richard Yonker dated February 20, 2009. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 26, 2009 (File No. 001-31614)).
*10.5
Employment Agreement between the Company and Christopher Gardner dated February 12, 2010. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed May 17, 2010 (File No. 001-31614)).
*10.6
Letter Agreement, dated October 26, 2007 between the Company and Dr. Martin C. Nuss (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 20, 2007 (File No. 001-31614)).
10.7	Form of Indemnity Agreement between each of the directors and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 22, 2007 (File No. 001-31614)).

Number	Exhibit Description
10.8	Loan Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 29, 2007 (File No. 001-31614)).
10.9
First Amendment to Loan Agreement, dated as of October 16, 2009, among Vitesse Semiconductor Corporation, the Lenders named therein and Whitebox VSC Ltd., as agent (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed October 20, 2009 (File No. 001-31614)).
10.10
Term Note, dated October 29, 2007 between the Company and Whitebox VSC, Ltd. for $30 million. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 31, 2007 (File No. 001-31614)).
10.11
Senior Unsecured Convertible Note Purchase Agreement, dated August 23, 2007 between the Company and Whitebox VSC, Ltd. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 29, 2007 (File No. 001-31614)).
10.12
Debt Conversion Agreement, dated October 16, 2009, by and among the Company and AQR Absolute Return Master Account, L.P., Aristeia Master, L.P., Aristeia Partners, L.P., CNH Master Account, L.P., Linden Capital L.P., Whitebox Advisors, LLC, Tonga Partners, L.P., Tonga Partners QP, L.P., Anegada Master Fund, LTD., Cuttyhunk Master Portfolio and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 20, 2009 (File No. 001-31614)).
10.13
Form of Lock-Up Agreement, dated October 16, 2009, by and among the Company and the beneficial owners of 1.5% Convertible Subordinated Debentures due 2024 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 20, 2009 (File No. 001-31614)).
10.14
Intellectual Property, Assignment and License Agreement, dated October 29, 2007 between the Company and Maxim Integrated Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 31, 2007 (File No. 001-31614)).
10.15
Sale and Purchase Agreement for Vitesse Patents, dated June 30, 2009, between the Company and a third-party purchaser (Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed August 10, 2009 (File No. 001-31614)).(1)
*10.16
Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan as of September 4, 2009. (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-K/A filed January 28, 2010 (File No. 001-31614)).
*10.17
Form of Notice of Grant of Stock Options and Option Agreement under the Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K/A filed January 28, 2010).
*10.18
Form of Notice of Grant of Restricted Stock Units and RSU Agreement under the Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K/A filed January 28, 2010 (File No. 001-31614)).
*10.19
Vitesse Semiconductor Corporation Fiscal Year 2010 Executive Bonus Plan, dated as of January 7, 2010 (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the period ended December 31, 2009 filed February 9, 2010 (File No. 001-31614)).

Number	Exhibit Description
*10.20	Vitesse Semiconductor Corporation 2010 Incentive Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A filed on March 31, 2010 (File No. 001-31614)).
*10.21
Automatic Equity Grant Program for Eligible Directors under the Vitesse Semiconductor Corporation 2010 Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed August 9, 2010 (File No. 001-31614)).
*10.22	Employment Agreement between the Company and Steve M. Perna dated August 2, 2010.
21.1	Subsidiaries of the Company.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
31.1	Rule13a-14(a) / 302 SOX Certification of Chief Executive Officer.
31.2	Rule13a-14(a) / 302 SOX Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*
Management contract or compensatory plan or arrangement.

†
All schedules and certain exhibits to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

(1)
Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on October 23, 2009, under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.