Form 10-Q
period 2010-12-31
VITESSE SEMICONDUCTOR CORP
filed 2011-02-08
CIK 880446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

741 Calle Plano
Camarillo, California 93012
(Address of principal executive offices)(zip code)

Registrant’s telephone number, including area code: (805) 388-3700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 4, 2011 there were 24,241,474 shares of the registrant’s $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

(UNAUDITED) QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,902	$38,127
Accounts receivable	13,672	15,765
Inventory	27,039	27,273
Restricted cash	3,401	394
Prepaid expenses and other current assets	1,888	2,913
Total current assets	74,902	84,472
Property, plant and equipment, net	8,384	8,196
Other intangible assets, net	821	864
Other assets	3,871	3,997
	$87,978	$97,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,465	$13,216
Accrued expenses and other current liabilities	14,551	16,283
Deferred revenue	6,685	6,926
Current portion of debt and capital leases	8,010	10
Total current liabilities	37,711	36,435

Other long-term liabilities	1,655	1,729
Long-term debt, net of discount	18,457	26,070
Derivative liability	18,960	15,476
Convertible subordinated debt, net of discount	39,449	39,025
Total liabilities	116,232	118,735
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; 134,720 and 185,709 shares outstanding at December 31, 2010 and September 30, 2010, respectively	1	2
Common stock, $0.01 par value. 250,000,000 shares authorized; 24,241,474 and 23,986,531 shares outstanding at December 31, 2010 and September 30, 2010, respectively	243	240
Additional paid-in-capital	1,817,478	1,816,796
Accumulated deficit	(1,846,058)	(1,838,326)
Total Vitesse Semiconductor Corporation stockholders’ deficit	(28,336)	(21,288)
Noncontrolling interest	82	82
Total stockholders’ deficit	(28,254)	(21,206)
	$87,978	$97,529

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended December 31,
	2010	2009
	(in thousands, except per share data)

Product revenues	$37,596	$41,611
Intellectual property revenues	151	40
Net revenues	37,747	41,651
Costs and expenses:
Cost of revenues	14,349	19,103
Engineering, research and development	14,446	11,959
Selling, general and administrative	10,459	10,529
Accounting remediation & reconstruction expense & litigation costs	—	73
Amortization of intangible assets	165	249
Costs and expenses	39,419	41,913

Loss from operations	(1,672)	(262)
Other expense (income):
Interest expense, net	2,518	1,985
Loss on embedded derivative	3,484	8,235
Loss on extinguishment of debt	—	21,576
Other income, net	(16)	(76)
Other expense, net	5,986	31,720
Loss before income tax expense	(7,658)	(31,982)
Income tax expense	74	1,878
Net loss	(7,732)	(33,860)
Fair value adjustment of Preferred Stock - Series B	—	126
Net loss available to common stockholders	$(7,732)	$(33,986)

Net loss per common share - basic and diluted	$(0.32)	$(1.95)
Fair value adjustment of Preferred Stock - Series B, per common share	—	0.01
Net loss per share available to common stockholders	$(0.32)	$(1.96)

Weighted average common shares outstanding - basic and diluted	24,050	17,373

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Vitesse Semiconductor Corporation Stockholders'	Non controlling	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)	Interest	(Deficit)
Balance at September 30, 2010	185,709	$2	23,986,531	$240	$1,816,796	$(1,838,326)	$(21,288)	$82	$(21,206)
Net loss						(7,732)	(7,732)	—	(7,732)
Compensation expense related to stock options and awards	—	—	—	—	684	—	684	—	684
Conversion of Series B Preferred Shares	(50,989)	(1)	254,943	3	(2)	—	—	—	—
Balance at December 31, 2010	134,720	$1	24,241,474	$243	$1,817,478	$(1,846,058)	$(28,336)	$82	$(28,254)

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net loss	$(7,732)	$(33,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	969	883
Share-based compensation	684	679
Change in market value of embedded derivative liability	3,484	8,235
Loss on extinguishment of debt	—	20,765
Capitalization of interest to principal	336	297
Amortization of debt issuance costs	254	189
Amortization of debt discounts	424	344
Other	6	600
Change in operating assets and liabilities:
Accounts receivable	2,093	(1,511)
Inventory	234	(584)
Restricted cash	(3,007)	(3)
Prepaids and other assets	944	(1,031)
Accounts payable	(4,751)	246
Accrued expenses and other liabilities	(1,806)	1,339
Deferred revenue	(241)	(305)
Net cash used in operating activities	(8,109)	(3,717)

Cash flows from investing activities:
Capital expenditures	(1,114)	(700)
Net cash used in investing activities	(1,114)	(700)

Cash flows from financing activities:
Payment of convertible debentures	—	(10,000)
Payment of senior debt	—	(5,000)
Equity issuance costs	—	(1,050)
Debt issuance costs	—	(1,365)
Prepayment fee on senior debt	—	(50)
Capital lease obligations	(2)	(74)
Net cash used in financing activities	(2)	(17,539)

Net decrease in cash	(9,225)	(21,956)
Cash and cash equivalents at beginning of period	38,127	57,544
Cash and cash equivalents at end of period	$28,902	$35,588

Supplemental disclosure of non cash transactions:
Cash paid during the period for:
Interest	$2,422	$267
Income taxes	$316	$587
Non cash investing and financing activites:
Common stock issued in exchange for Series B Preferred Stock	$3	$—
Issuance of 2014 convertible debentures	$—	$40,343
Common stock issued in exchange for 2024 debentures	$—	$36,317
Preferred stock - Series B issued in exchange for 2024 debentures	$—	$16,187
Compound embedded derivative issued in exchange for 2024 debentures	$—	$27,925

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 1. The Company and Its Significant Accounting Policies

Description of Business

Vitesse Semiconductor Corporation (“Vitesse,” the “Company,” “us” or “we”) is a leading supplier of high-performance integrated circuits (“ICs”) that are utilized primarily by manufacturers of networking systems for Carrier and Enterprise Networking applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, low-power and cost-competitive semiconductor products. For more than 25 years, Vitesse has been a leader in the transition of new technologies in communications networks.

Vitesse was incorporated in the state of Delaware in 1987. The Company’s principal office is located at 741 Calle Plano, Camarillo, California, and its phone number is (805) 388-3700. The Company’s stock trades on the OTCQB marketplace of the Pink OTC Markets, Inc. under the ticker symbol VTSS.PK.

Fiscal Year

The Company’s fiscal year is October 1 through September 30.

Basis of Presentation

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended September 30, 2010, included in our Annual Report on Form 10-K filed with the SEC on December 1, 2010.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at December 31, 2010 and September 30, 2010, the consolidated results of our operations for the three months ended December 31, 2010 and 2009, our consolidated cash flows for the three months ended December 31, 2010 and 2009 and the changes in our stockholders’ deficit for the three months ended December 31, 2010. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassifications

Certain reclassifications have been made to prior year amounts and related footnotes to conform to current-year presentation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the unaudited consolidated financial statements. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory reserves, share-based compensation, derivative valuation, purchased intangible asset valuations and useful lives, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from its original estimates. To the extent there are material differences between the estimates and the actual results, its future results of operations will be affected.

Financial Instruments

ASC Topic 825, “Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments include cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and various debt instruments. These financial instruments are stated at their carrying values, which are estimates of their fair values because of their nearness to cash settlement or the comparability of their terms to the terms the Company could obtain, for similar instruments, in the current market.

Restricted cash consists of interest-bearing certificates of deposit (“CDs”) collateralizing letters of credit and other commitments and such amounts are included in restricted cash and other assets in the Unaudited Consolidated Balance Sheets. As of December 31, 2010 the Company had $1.9 million in CDs and $3.0 million held in a trust account in relation to its proposed SEC settlement. (See discussion in Note 7 Commitments and Contingencies).

The Company’s Senior Term Loan is stated at carrying value of $25.0 million, plus $1.6 million of accrued payment-in-kind (“PIK”) interest, and a remaining discount of $0.2 million as of December 31, 2010, which approximates its fair value.

The Company estimates the fair values of the 2014 Debentures and embedded derivatives using a convertible bond valuation model within a lattice framework. These valuations are determined using Level 3 inputs. The valuation model combines expected cash outflows with market based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of the Company’s common stock into which the 2014 Debentures are convertible. As of December 31, 2010, the fair value of the 2014 Debentures is $45.4 million excluding the fair value of the bifurcated compound derivative of $19.0 million.  The change in fair value from September 30, 2010 is reflected as a loss on embedded derivative in the Unaudited Consolidated Statement of Operations for the three months ended December 31, 2010. As of December 31, 2010, the outstanding 2014 Debentures were carried on the balance sheet at $39.4 million, net of a $7.1 million remaining discount, which is amortized as interest expense over the life of the debentures.

The Company will continue to mark the bifurcated compound derivative to market due to the conversion price not being indexed to the Company’s own stock. Specifically, the feature requiring the Company to redeem foregone interest upon conversion by the holder causes the exercise price not to be indexed to the Company’s own stock. The change in the fair value of the bifurcated compound derivative is primarily related to the change in price of the underlying common stock. The change in value of the bifurcated compound derivative is a non-cash item. At the Company’s option, it can settle the embedded derivative in either cash or common shares. As the Company intends to, and has the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470 Debt (“ASC 470”), the Company has classified the liability as a long-term liability on its Unaudited Consolidated Balance Sheet as of December 31, 2010. The change in fair value of the compound embedded derivative liability is recorded in the Unaudited Consolidated Statement of Operations.

Recent Accounting Pronouncements

The Company does not believe that there are any new accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC that would have a material impact on the Company’s present or future unaudited consolidated financial statements.

Note 2. Supplemental Financial Information

Inventory

The following table presents the principal components of the Company’s inventory:

	December 31, 2010 (unaudited)	September 30, 2010
	(in thousands)
Raw materials	$1,867	$2,815
Work-in-process	10,905	12,854
Finished goods	14,267	11,604
Total	$27,039	$27,273

Revenues by Product Markets

The following table presents net product revenues (excluding IP revenue) from the Company’s product markets:

	Three Months Ended December 31,
	2010	2009
	(unaudited)
	(in thousands)

Carrier Networking Products	$18,165	$19,188
Enterprise Networking Products	17,346	18,117
Non-Core Products	2,085	4,306
Net Product Revenues	$37,596	$41,611

Revenues by Geographic Area

The following table presents net revenues by geographic area:

	Three Months Ended December 31,
	2010	2009
	(unaudited)
	(in thousands)

North America (1)	$19,415	$17,755
Asia Pacific	13,403	18,388
Europe	4,929	5,508
Total Net Revenues	$37,747	$41,651

(1) North America includes USA, Canada and Mexico

Computation of Net Loss per Share

The following table presents the computation of loss per share:

	Three Months Ended December 31,
	2010	2009
	(unaudited)
	(in thousands, except per share data)

Net loss	$(7,732)	$(33,860)
Fair value adjustment of Preferred Stock - Series B	—	126
Net loss available to common stockholders	$(7,732)	$(33,986)

Weighted average number of shares - basic and diluted	24,050	17,373

Net loss per common share - basic and diluted	$(0.32)	$(1.95)
Fair value adjustment of Preferred Stock - Series B, per common share	—	0.01
Net loss per share available to common stockholders	$(0.32)	$(1.96)

In accordance with ASC Topic 260 Earnings per Share (“ASC 260”), basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.

For the three months ended December 31, 2010 and 2009, the Company recorded a loss from continuing operations and in accordance with ASC 260, all outstanding potential common shares were excluded from the diluted loss per share computation. For periods in which the Company reports a loss from continuing operations, diluted loss per share is calculated using only the weighted average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

Under the two-class method of determining earnings for each class of stock, the Company considers the dividend rights and participation rights in undistributed earnings for each class. For the three months ended December 31, 2010 and 2009, the dividend rights on the outstanding preferred shares are not material to the calculation, and therefore, not considered in determining earnings and losses per preferred share. The allocation of undistributed earnings to preferred shares is equal to the amount of earnings per common share that would be distributed on an as-converted basis.

The potential common shares excluded from the diluted loss per share computation are as follows:

	Three Months Ended December 31,
	2010	2009
	(unaudited)
	(in thousands)
Outstanding stock options	1,569	1,025
Outstanding restriced stock units	366	116
Outstanding warrants	8	8
Convertible preferred stock	674	3,854
2014 Convertible debentures	10,332	11,110
Total potential common stock excluded from calculation	12,949	16,113

Note 3. Debt

As of December 31, 2010, the fair value of the 2014 Debentures is $45.4 million excluding the fair value of the bifurcated compound derivative of $19.0 million. As of December 31, 2010, the outstanding 2014 Debentures were carried on the balance sheet at $39.4 million, net of a $7.1 million remaining discount.

As of December 31, 2010, the Company has outstanding a Senior Term Loan stated at carrying value of $25.0 million, plus $1.6 million of accrued PIK interest, and a remaining discount of $0.2 million. The Senior Term Loan has an interest rate of 8.5% and includes 2.0% PIK interest, plus an additional 0.3% PIK interest for every $1.0 million above $15.0 million of the Senior Term Loan that is not paid down by the Company for the period from October 17, 2009 until maturity or full payment of the note. Payments with respect to the Senior Term Loan are interest only until the maturity date of October 29, 2011. The Senior Term Loan includes a non-refundable prepayment fee equal to 1.0% of the aggregate principal amount that is prepaid. Unamortized debt issuance costs as of December 31, 2010 were $1.4 million.

On January 18, 2011, the Company paid $8.0 million against the principal balance of the Term Loan.  On February 4, 2011 the Company amended its Senior Term Loan agreement resulting in the classification of the $8.0 million paid on January 11, 2011 as a short-term liability and the remaining outstanding principal and PIK balance of $18.7 million as a long-term liability, in accordance with ASC 470. (See the discussion in Note 8 Subsequent Events).

Note 4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following at December 31, 2010 and September 30, 2010 (in thousands):

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2010 (unaudited)
Derivative liability — compound embedded derivative	$—	$—	$18,960	$18,960

September 30, 2010
Derivative liability — compound embedded derivative	$—	$—	$15,476	$15,476

The following table provides a reconciliation of the beginning and ending balances for the derivative liability-compound embedded derivative measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Compound Embedded Derivative related to 2014 Debentures
Balance at September 30, 2010	$15,476
Transfers in and /or out of Level 3	—
Total losses included in earnings	3,484
Balance at December 31, 2010 (unaudited)	$18,960

The compound embedded derivative liability, which is included in long term liabilities, represents the value of the equity conversion feature and a “make-whole” feature of the 2014 Debentures. The make-whole feature, requiring the Company to redeem foregone interest upon conversion by the holder, which for accounting purposes results in the exercise price not being indexed to the Company’s own stock, which results in the presentation of the compound embedded derivative as a standalone liability at fair value.

There is no current observable market for this type of derivative and, as such, the Company determined the value of the embedded derivative using a lattice-based convertible bond valuation model that combined expected cash outflows with market-based assumptions. The fair value of the 2014 Debentures without the embedded compound derivative feature was also estimated using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding shares of the Company’s common stock into which the 2014 Debentures are convertible. The Company will mark the embedded derivative to market due to the conversion price not being indexed to the Company’s own stock. The change in the fair value of the bifurcated compound embedded derivative is primarily related to the change in price of the underlying common stock. At the Company’s option it can settle the embedded derivative in either cash or common shares. As the Company intends to, and has the ability to, satisfy the obligations with equity securities, in accordance with ASC 470, the Company has classified the liability as a long-term liability on its Unaudited Consolidated Balance Sheet as of December 31, 2010. The change in fair value of the compound embedded derivative liability is recorded in the Unaudited Consolidated Statement of Operations.

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

Note 5. Income Taxes

The provision for income taxes as a percentage of income from operations before income taxes was (0.97%) for the three months ended December 31, 2010 compared to (5.87%) for the comparable period in the prior year. The Company’s effective tax rate is primarily impacted by continuing operating losses.

Because the Company has historically experienced net tax losses, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

The total amount of gross unrecognized tax benefits was approximately $10.6 million as of September 30, 2010 and approximately $10.7 million as of December 31, 2010. The total amount of gross unrecognized tax benefits increased by $0.05 million related to potential state tax liabilities.

As of December 31, 2010, approximately $0.8 million of the $10.7 million FIN 48 unrecognized tax benefits, related to the Company’s state tax liability, is recorded in accrued expenses and other current liabilities on the Unaudited Consolidated Balance Sheet. The remaining $9.9 million, related to state research and development tax credits that have not been utilized, is reflected as a reduction to the deferred tax asset arising from the state research and development tax credits. As of September 30, 2010, approximately $0.7 million of the $10.6 million FIN 48 unrecognized tax benefits, related to the Company’s state tax liability, is recorded in accrued expenses and other current liabilities on the Unaudited Consolidated Balance Sheet. The remaining $9.9 million, related to state research and development tax credits that have not been utilized, is reflected as a reduction to the deferred tax asset arising from the state research and development tax credits.

Note 6. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value of $0.01 per share, of which 800,000 shares have been designated as Series B Participating Non-Cumulative Convertible Preferred Stock, par value of $0.01 per share (“Series B Preferred Stock”). As of December 31, 2010 and September 30, 2010, the Company had outstanding 134,720 and 185,709 shares of Series B Preferred Stock that are convertible into common stock on a one-to-five basis, respectively.

Common Stock

As of December 31, 2010 and September 30, 2010, the Company was authorized to issue up to 250,000,000 shares of common stock, par value of $0.01 per share. As of December 31, 2010 and September 30, 2010, the Company had outstanding 24,241,474 and 23,986,531 shares of common stock, respectively.

Stock Option Plans

Under all stock option plans, as of December 31, 2010, a total of 5,022,550 shares of common stock have been reserved for issuance and 1,344,685 shares remain available for future grant. The following table summarizes compensation costs related to the Company’s share based compensation plans.

	Three Months Ended December 31,
	2010	2009
	(unaudited)
Cost of revenues	$94	$146
Engineering, research and development	220	247
Selling, general and administrative	370	291
Total share-based compensation expense	$684	$684

Stock Options

Activity under all stock option plans for the three months ended December 31, 2010 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value

Options outstanding, September 30, 2010	1,490,364	$52.40	6.16	$—
Granted	485,814	$4.36
Exercised	—
Cancelled or expired	(25,101)	$52.26
Options outstanding, December 31, 2010 (unaudited)	1,951,077	$40.34
Options exercisable, December 31, 2010 (unaudited)	868,574	$84.62	3.72	$675

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended December 31, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value per Share

Restricted stock units outstanding, September 30, 2010	770,786	$5.72
Awarded	973,261	4.36
Released	—	—
Forfeited	(14,487)	5.42
Restricted stock units outstanding, December 31, 2010	1,729,560	$4.96

Note 7. Commitments and Contingencies

The Company is involved in legal proceedings in the ordinary course of business, including actions against the Company which assert or may assert claims or seek to impose fines and penalties in substantial amounts.

The DOJ Subpoena and SEC Investigation

On December 10, 2010, the SEC gave final approval to the proposed settlement agreed to in June 2009 (the “2009 Settlement”) related to the SEC investigation of the Company’s historical stock option practices and accounting irregularities that occurred between 1995 and 2006. Under the terms of the proposed settlement, the Company will pay a $3.0 million civil penalty without admitting or denying wrongdoing and consented to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. Upon payment of the 2009 Settlement, the SEC would conclude its investigation of the Company. The $3.0 million payment was accrued in the Company’s financial statements in June 2009. As of December 31, 2010, the Company had transferred $3.0 million into a trust account, in anticipation of payment of the SEC settlement pursuant to the requirement to fulfill this obligation.

Note 8. Subsequent Events

Prepayment and Amendment to the Senior Term Loan

Cash Payment

The Company used $8.0 million of cash to repay a portion of the Senior Term Loan on January 18, 2011. In addition, the Company paid $0.1 million as a prepayment penalty.  As a result of the prepayment, the outstanding principal balance of the Senior Term Loan was $17.0 million plus accrued PIK interest of $1.7 million.

Amendment of the Senior Term Loan and Issuance of New Notes

Effective February 4, 2011, the Company and Whitebox VSC, Ltd. (“Senior Lender”) the sole lender under the existing loan (“Senior Term Loan”) entered into a Second Amendment to Loan Agreement which amended the Senior Term Loan Agreement to convert the existing Senior Term Loan into two term loans, each in the principal amount of $9.34 million, and on the terms described below, and to exchange the existing term note for two new term notes with the terms described below.

The Term A Loan bears interest at 10.5% per annum beginning on February 4, 2011 and payable quarterly in arrears, with a maturity date of February 4, 2014.  Prepayment of the Term A Loan is permitted at 100% of the principal amount plus accrued interest until August 4, 2011 after which the prepayment option expires.

The Term B Loan bears interest at 8.0% per annum beginning on February 4, 2011and payable quarterly in arrears, with a maturity date of October 30, 2014, unless earlier converted. Prepayment of the Term B Loan is not permitted prior to October 30, 2011.  On or after October 30, 2011, prepayments on the Term B Loan are permitted at 100% of the principal amount plus accrued interest, but only if the closing sale price of the common stock has been at least 130% of the conversion price in effect for at least 20 trading days during any 30 consecutive trading day period ending on the day prior to the date of notice of prepayment.

The Term B Loan is convertible into shares of common stock at a conversion price of $4.95 per share (equivalent to an initial conversion rate of approximately 202 shares per $1,000 principal amount of the Term B Loan). The terms of conversion for the Term B Loan are substantially similar to the conversion terms for the Company’s 2014 Debentures except that there is no make-whole interest amount payable upon conversion.  Full conversion of the $9.34 million in aggregate principal amount of the Term B Loan would result in the issuance of up to 1,887,234 shares of common stock.

Accounting for the Term A and B Loans

The conversion of the Senior Term Loan is subject to the accounting guidance in ASC 470 and may be accounted for as either a debt extinguishment or modification; additionally, the terms of the Term A and B Loans may require separate accounting for embedded features.  The Company has not completed its analysis of the debt conversion or the terms of the new debt issued.

Classification of Liabilities

In accordance with ASC 470, as a result of the conversion of the Senior Term Loan into Term A and B Loans, the Company has recorded $18.7 million, which represents the principal amount of the Senior Term Loan converted into Term A and B Loans, as a long-term liability as of December 31, 2010, and the $8.0 million paid on January 11, 2011, as a short-term liability as of December 31, 2010.  This classification is in accordance with the accounting guidance providing that if debt is modified subsequent to year-end but prior to the issuance of the financial statements and such modification alters the terms of the debt such that current assets as of the balance sheet date will not be used to satisfy the debt, that the modified debt can be reflected as long-term as of the balance sheet date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report, as well as in our Annual Report on Form 10-K for the year ended September 30, 2010 (“Annual Report”) and in our other filings with the SEC, which discuss our business in greater detail.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to historical or current fact. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “becoming,” “transitioning,” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures, interest income, cash commitments, and expenses. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those referenced in the subsection entitled “Risk Factors” in Part I, Item 1A of our Annual Report, and similar discussions in our other SEC filings. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The Company is a leading supplier of high-performance ICs principally targeted at systems manufacturers in the communications industry. Within the communications industry, the Company’s products address Carrier and Enterprise Networking, where they enable data to be transmitted at high-speeds and processed and switched under a variety of protocols.

In recent years, the Company has focused its product development and marketing efforts on products that leverage the convergence of Carrier and Enterprise Networking onto Internet Protocol based networks. These “Next-Generation Networks” share the requirements of high reliability, scalability, interoperability and low cost. Increasingly, these networks will be delivered based on Ethernet technology. The Company believes that products in this emerging technology area represent the best opportunity for the Company to provide differentiation in the market.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2010. There have been no significant changes to these policies during the three months ended December 31, 2010. These policies and estimates continue to be those that we believe are most important to a reader’s ability to understand our financial results.

Results of Operations for the Three Months Ended December 31, 2010 compared to the Three Months Ended December 31, 2009

The following table sets forth certain unaudited consolidated statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended December 31,
	2010	2009
	(unaudited)
	(in thousands, except per share data)

Net revenues	100.0%	100.0%

Costs and expenses:
Cost of revenues	38.0%	45.9%
Engineering, research and development	38.3%	28.7%
Selling, general and administrative	27.7%	25.3%
Accounting remediation & reconstruction expense & litigation costs	0.0%	0.2%
Amortization of intangible assets	0.4%	0.6%
Costs and expenses	104.4%	100.7%
Loss from operations	(4.4)%	(0.7)%
Other expense (income):
Interest expense, net	6.7%	4.8%
Loss on embedded derivative	9.2%	19.7%
Loss on extinguishment of debt	0.0%	51.8%
Other income, net	(0.0)%	(0.2)%
Other expense, net	15.9%	76.1%
Loss before income tax expense	(20.3)%	(76.8)%
Income tax expense	0.2%	4.5%
Net loss	(20.5)%	(81.3)%
Fair value adjustment of Preferred Stock - Series B	0.0%	0.3%
Net loss available to common stockholders	(20.5)%	(81.6)%

Product Revenues

The Company classifies its IC products into three categories: (i) Carrier Networking Products; (ii) Enterprise Networking Products; and (iii) Non-Core Products. The Carrier Networking Products service core, metro and access networks. The Enterprise Networking Products service the market for Ethernet switching and transmission within local area networks in small-medium enterprise (“SME”) and small-medium business (“SMB”) markets. Non-Core Products have not received additional investment over the prior two years and, as a result, have generally been in decline.

The following table summarizes the Company’s product revenues by product line:

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Carrier Networking Products	$18,165	48.3%	$19,188	46.1%	$(1,023)	(5.3)%
Enterprise Networking Products	17,346	46.1%	18,117	43.5%	(771)	(4.3)%
Non-Core Products	2,085	5.6%	4,306	10.4%	(2,221)	(51.6)%
Net Product Revenues	$37,596	100.0%	$41,611	100.0%	$(4,015)	(9.6)%

Net product revenues for the first quarter of 2011 were $37.6 million compared to $41.6 million for the same period in 2010, a decrease of $4.0 million, driven primarily by a decrease in demand from our Non-Core markets.

Net product revenues from Carrier Networking for the first quarter of 2011 were $18.2 million compared to $19.2 million for the same period in 2010, a decrease of $1.0 million or 5.3%, primarily due to substantial weakness in the Asia Pacific region, which declined by $2.7 million from the same period in 2010 and $3.2 million compared to the fourth quarter in 2010. The weakness was seen across a wide range of customers and products, primarily in China, which declined by $3.4 million compared to the fourth quarter in 2010.  This weakness was partially offset by increased demand from some North American customers.  Compared with the first quarter of 2010, we saw substantial growth in some of our connectivity products, including our crosspoint switch and 10Gigabit Ethernet PHY products offset by declines in our legacy processing products for SONET applications.

Net product revenues from Enterprise Networking for the first quarter of 2011 were $17.3 million compared to $18.1 million for the same period in 2010, a decrease of $0.8 million or 4.3%, primarily due to weakness in the Company’s switch products selling into low-end SME applications, partially offset by growth in connectivity products, including the Company’s crosspoint switch and 10 Gigabit Ethernet products selling into large enterprise and datacenter applications.

Net product revenues from Non-Core for the first quarter of 2011 were $2.1 million compared with $4.3 million for the same period in 2010, a decrease of $2.2 million, primarily due to an across the board decline of the Company’s legacy Raid-on-Chip and Network Processing Product line and legacy Fibre Channel PHY products.

Intellectual Property Revenues

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
IP Revenues	$151	0.4%	$40	0.1%	$111	277.5%

IP revenues for the first quarter of 2011were $0.2 million compared with $0.04 million for the same period in 2010. The Company recognized $0.2 million in royalties for the first quarter of 2011. No material royalties were received or recognized for the same period in 2010.

Cost of Revenues

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Cost of Revenues	$14,349	38.0%	$19,103	45.9%	$(4,754)	(24.9)%

As a fabless semiconductor Company, we use third-parties for wafer fabrication and assembly services.  Cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; (iii) test services, and (iv) labor and overhead costs associated with product procurement, planning, and quality assurance. There was no cost of revenues associated with IP revenues for any periods presented in this report.

Cost of net revenues for the first quarter of 2011 were $14.4 million compared to $19.1 million for the same period in 2010.  As a percentage of net revenues, the cost of net revenues for the first quarter of 2011 were 38.0% compared to 45.9% for the same period in 2010. Excluding IP revenue, the cost of net product revenue for the first quarter of 2011 was 38.2% compared to 45.9% for the same period in 2010. The decrease in the cost of net product revenues by approximately $4.8 million or 24.9% is primarily attributable to decreased product revenues, improved material costs, improved product yields and the transition of the Company’s test manufacturing activities from its California facility to an outsource model using an offshore facility. This transition resulted in reduced costs of tests. In addition to these material cost savings, the Company has increased the percentage of its switching products sold into the Carrier market segment relative to the Enterprise market segment. These products tend to carry higher overall average selling prices in the Carrier market segment.

The Company continued to focus its efforts on improving operating efficiencies, including improving product yields, reducing scrap, and improving cycle times.

Engineering, Research and Development

	December 31, 2010		December 31, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$14,446	38.3%	$11,959	28.7%	$2,487	20.8%

Engineering, research and development expenses consist primarily of salaries and related costs, including share-based compensation expense of employees engaged in research, design and development activities. Engineering, research and development also includes costs of mask sets and electronic design automation tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. The Company will continue to concentrate its spending in this area to meet its customer requirements and to respond to market conditions.

Engineering, research and development expenses for the first quarter of 2011 were $14.4 million, an increase of $2.5 million compared to $12.0 million for the same period in 2010.

The increase in engineering, research and development expenses is mainly attributable to increased engineering tool costs of $1.8 million, primarily for mask sets, Electronic Design Automation tools, and new product evaluation boards.  In addition, there was an increase of approximately $0.5 million in compensation and benefits cost, which includes $0.3 million in severance costs.  The Company anticipates a total of $0.5 million in severance costs to be recognized over the first three quarters of 2011 relating to a decision to reduce headcount in the fourth quarter of 2010.  The reduction in headcount will decrease spending by $2 million annually and will not impact product development in 2011.

As a percentage of net revenues, engineering, research and development expenses for the first quarter of 2011 increased to 38.3%, compared with 28.7% for the same period in 2010. The Company continues to concentrate its investments in areas that match its customers’ requirements and market conditions.

Selling, General and Administrative

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Selling, general and administrative	$10,459	27.7%	$10,529	25.3%	$(70)	(0.7)%

Selling, general and administrative (“SG&A”) expense consists primarily of personnel-related expenses, including share based compensation expense, legal and other professional fees, facilities expenses, and outside labor.

SG&A expenses for the first quarter of 2011 were $10.5 million, a decrease of $0.1 million or 0.7% compared to $10.5 million for the same period in 2010. As a percentage of net revenues, SG&A expenses for first the quarter of 2011 were 27.7%, compared to 25.3% in the same period in 2010.

The decrease in SG&A expense is primarily due to a $0.7 million decrease in legal and accounting fees and $1.0 million non-recurring debt restructuring charge related to the debt restructuring in October 2009.  The decrease was partially offset by an increase in compensation and benefits costs of approximately $1.0 million and facility and administrative costs of $0.6 million.

Interest Expense, net

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Interest expense, net	$2,518	6.7%	$1,985	4.8%	$533	26.9%

Interest expense, net of interest income for the first quarter of 2011, was $2.5 million, compared to $2.0 million for the same period in 2010. The expense is comprised of interest expense, amortization of debt discount and amortization of debt issuance costs. For the first quarter of 2011, interest expense and amortization of the debt discount and debt issuance costs related to the 2014 Debentures was $0.9 million and $0.5 million, respectively. The interest expense and amortization of debt issue costs for the Senior Term Loan was $0.9 million and $0.2 million, respectively. For the first quarter of 2010, interest expense and amortization of the debt discount and debt issuance costs related to the 2014 Debentures was $0.7 million and $0.3 million, respectively. The interest expense and amortization of debt issuance costs for the Senior Term Loan was $0.6 million and $0.3 million, respectively.

Loss on Embedded Derivative

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Loss on embedded derivative	$3,484	9.2%	$8,235	19.8%	$(4,751)	(57.7)%

The loss on the embedded derivative associated with the 2014 Debentures was $3.5 million for the first quarter of 2011, compared to a loss of $8.2 million for the same period in 2010. The change in the fair value of the embedded derivative is primarily related to the change in price of the underlying common stock. In the first quarter of 2010, the Company recorded a loss of $7.1 million related to the increase in the fair value of the embedded derivatives on the 2014 Debentures. The Company also recorded a loss of $1.1 million to reflect the fair value of the derivative liability—premium put associated with the Company’s then outstanding 2024 Debentures at the date the put option was exercised.

Loss on Extinguishment of Debt

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Loss on extinguishment of debt	$—	0.0%	$21,576	51.8%	$(21,576)	(100)%

Effective October 30, 2009, the Company finalized negotiations with the Noteholders of the 2024 Debentures to settle the obligations under the debentures, including all amounts owed under the derivative liability for the premium put option, with a combination of cash, shares of the Company’s common stock, shares of the Company’s Series B Preferred Stock and a new issuance of $50.0 million of 2014 Debentures. The Company recorded the new instruments issued in extinguishment of the 2024 Debentures at fair value and recognized $21.6 million loss for the difference between the net carrying value of the 2024 Debentures and the fair values of the new instruments and approximately $0.8 million of fees paid to the creditors.

Income Tax Expense

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	Change %
(in thousands, except percentages)
Income tax expense	$74	0.2%	$1,878	4.5%	$(1,804)	(96.0)%

Income tax expense was $0.1 million for the first quarter of 2011 compared to $1.9 million for the same period in 2010, a decrease in expense of $1.8 million. The decrease is primarily due to a projected federal tax loss for fiscal year 2011. Net income tax expense for the three months ended December 31, 2010 represents minimum state and foreign income tax on income not eligible for offset by loss carryforwards.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $28.9 million at December 31, 2010, from $35.6 million at December 31, 2009.

	Three Months Ended December 31,
	2010	2009
	(in thousands)

Net cash used in operating activities	$(8,109)	$(3,717)
Net cash used in investing activities	(1,114)	(700)
Net cash used in financing activities	(2)	(17,539)
Net decrease in cash and cash equivalents	(9,225)	(21,956)
Cash and cash equivalents at beginning of period	38,127	57,544
Cash and cash equivalents at end of period	$28,902	$35,588

Net Cash Used in Operating Activities

During the three months ended December 31, 2010, the Company’s operating activities used $8.1 million in cash.The Company’s net loss of $7.7 million included non-cash charges of $3.5 million on the change in fair value of the embedded derivative liability for the 2014 Debentures, $1.0 million of depreciation and amortization expense, $0.7 million of share-based compensation expense, $0.3 million in capitalized interest related to long-term debt, $0.4 million of amortization of debt discounts and, $0.3 million of amortization for debt issuance costs.

The Company had transferred $3.0 million into a trust account, in anticipation of payment of the proposed SEC settlement, pursuant to the requirement to fulfill this obligation, resulting in the increase in restricted cash.          Accounts receivable decreased $2.2 million from $15.8 million at September 30, 2010 to $13.6 million at December 31, 2010. The decrease is primarily due to the timing of sales to our end-users via our distributor network and a small decrease in revenues compared to the same period last year. Inventory decreased $0.2 million from $27.3 million at September 30, 2010 to $27.0 million at December 31, 2010. Due to positive changes in the availability of materials, the Company attained strategic inventory levels and decreased purchasing in the first quarter as compared to the first quarter of 2010.

Accounts payable decreased by $4.8 million from $13.2 million at September 30, 2010 to $8.5 million at December 31, 2010. Accounts payable decreased primarily due to a reduction in purchases from our suppliers as we attained strategic inventory levels once industry-wide material shortages eased, as well as the timing of payments to our vendors and other service providers. Accrued expenses decreased by $1.7 million from $16.3 million at September 30, 2010 to $14.6 million at December 31, 2010. Accrued expenses decreased primarily due to the timing of payments to our vendors and other service providers.

Cash expenses for the three months ended December 31, 2010 include $2.4 million for interest related to the 2014 Debentures and Senior Term Loan and $0.3 million for income taxes.

In the three months ended December 31, 2009, operating activities used $3.7 million in cash. Net loss of $33.9 million for the three months ended December 31, 2009 included non-cash charges of $20.8 million for the loss on extinguishment, $8.2 million in the change in the market value of the embedded derivative liability, $0.9 million of depreciation and $0.7 million of stock-based compensation. Cash expenses for the three months ended December 31, 2009 included $4.1 million in costs related to the Company’s restructuring and remediation efforts, $2.1 million in legal and professional fees related to the restructuring of its 2024 Debentures and its Senior Term Loan and $0.6 million for income taxes. These costs were offset by a $16.0 million credit related to the settlement with the Company’s former independent registered public accounting firm.

Net Cash Used in Investing Activities

Investing activities used $1.1 million in cash in the three months ended December 31, 2010, primarily for capital expenditures. Investing activities used $0.7 million in cash in the three months ended December 31, 2009, primarily for capital expenditures.

Net Cash Used in Financing Activities

In the three months ended December 31, 2010, there was no material financing activity. In the three months ended December 31, 2009, financing activities used $17.5 million, primarily due to a cash payment of $10.0 million to the holders of 2024 Debentures, $5.0 million to pay down the principal amount of the Senior Term Loan, equity issuance costs of $1.1 million, and debt issuance costs of $1.4 million.

We believe that our available cash will be adequate to finance our operating needs and meet our obligations for the next 12 months.

Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases

Prospective Capital Needs

On October 29, 2011, the Company was obligated to repay all amounts outstanding under its Senior Term Loan. On January 18, 2011, the Company paid $8.0 million against the principal on the Senior Term Loan. Effective February 4, 2011, the Company and Whitebox VSC, Ltd. amended the Senior Term Loan to convert the existing Senior Term Loan into two term loans with extended maturities (See discussion in Note 8 Subsequent Events in the accompanying financial statements).

The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of IP, will be sufficient to fund its operations and research and development efforts, anticipated capital expenditures, working capital, and other financing requirements for the next 12 months.

Contractual Obligations

		Payment Obligations by Year
	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
Convertible subordinated debt	$—	$46,500	$—	$—	$46,500
Senior Term Loan	25,000	—	—	—	25,000
PIK interest (1)	2,741	—	—	—	2,741
Operating leases	3,059	5,892	199	—	9,150
Software licenses	6,246	6,400	3,200	—	15,846
Inventory and related purchase obligations	58	—	—	—	58
Total	$37,104	$58,792	$3,399	$—	$99,295

(1)          Represents maturity value of accrued PIK interest on Senior Term Loan.

As of December 31, 2010, the 2014 Debentures, with a face value of $46.5 million, were outstanding. Additionally, the Company has outstanding a Senior Term Loan stated at carrying value of $25.0 million, plus $1.6 million of accrued PIK interest, and a remaining discount of $0.2 million. Unamortized debt issuance costs as of December 31, 2010 were $1.4 million. Payments with respect to the Senior Term Loan are interest only until the maturity date of October 29, 2011. On January 18, 2011, the Company paid $8.0 million against the principal balance of the Term Loan, and, effective February 4, 2011, the Company and Whitebox VSC, Ltd. amended the Senior Term Loan to convert the existing Senior Term Loan into two term loans with extended maturities (See discussion in Note 8 Subsequent Events in the accompanying financial statements).

The Company leases facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of December 31, 2010 are included in the table above.

Software license commitments represent non-cancellable licenses of IP from third-parties used in the development of the Company’s products. Inventory and related purchase obligations represent non-cancellable purchase commitments for wafers and substrate parts.

For purposes of the table above, inventory and related purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms. The Company’s purchase orders are based on its current manufacturing needs and are typically fulfilled by its vendors within a relatively short time.

Off-Balance Sheet Arrangements

At December 31, 2010, the Company had no material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in our Annual Report on Form 10-K for the year ended September 30, 2010. There have been no material changes to these risks during the three months ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 10, 2010, the SEC gave final approval to the proposed settlement agreed to in June 2009 (the “2009 Settlement”) related to the SEC investigation of the Company’s historical stock option practices and accounting irregularities that occurred between 1995 and 2006. Under the terms of the proposed settlement, the Company will pay a $3.0 million civil penalty without admitting or denying wrongdoing and consented to the entry of a final judgment by a federal court permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. Upon payment of the 2009 Settlement, the SEC would conclude its investigation of the Company. The $3.0 million payment was accrued in the Company’s financial statements in June 2009. As of December 31, 2010, the Company had transferred $3.0 million into a trust account, in anticipation of payment of the SEC settlement pursuant to the requirement to fulfill this obligation.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010.

ITEM 5. OTHER INFORMATION

Effective February 4, 2011, the Company and Whitebox VSC, Ltd. (“Senior Lender”) the sole lender under the existing loan (“Senior Term Loan”) entered into a Second Amendment to Loan Agreement which amended the Senior Term Loan Agreement to convert the existing Senior Term Loan into two term loans, each in the principal amount of $9.34 million, and on the terms described below and to exchange the existing term note for two new term notes with the terms described below.

The Term A Loan bears cash interest at 10.5% per annum beginning on February 4, 2011 and payable quarterly in arrears,  maturing February 4, 2014. Prepayment of the Term A Loan is permitted at 100% of the principal amount plus accrued interest until August 4, 2011. Prepayment of the Term A Loan is not permitted after August 4, 2011.

The Term B Loan bears cash interest at 8.0% per annum beginning on February 4, 2011 and payable quarterly in arrears, maturing on October 30, 2014, unless earlier converted. Prepayment of the Term B Loan is not permitted prior to October 30, 2011. On or after October 30, 2011, prepayment of the Term B Loan is permitted at 100% of the principal amount plus accrued interest, but only if the closing sale price of the common stock has been at least 130% of the conversion price in effect for at least 20 trading days during any 30 consecutive trading day period ending on the day prior to the date of notice of the prepayment.

The Term B Loan is convertible into shares of common stock at a conversion price of $4.95 per share (equivalent to an initial conversion rate of approximately 202 shares per $1,000 principal amount of the Term B Loan). The terms of conversion for the Term B Loan are substantially similar to the conversion terms for the Company’s 2014 Debentures except that there is no make-whole interest amount payable upon conversion.

The foregoing summary of the Second Amendment is qualified in its entirety by the terms of the Second Amendment which is filed with this report as Exhibit 10.1 and incorporated herein by reference.

ITEM 6. EXHIBITS

10.1	Second Amendment to Loan Agreement dated as of February 4, 2011

31.1	Rule13a-14(a)/302 SOX Certification of Chief Executive Officer.

31.2	Rule13a-14(a)/302 SOX Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2011	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

February 8, 2011	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ RICHARD C. YONKER
Richard C. Yonker
Chief Financial Officer
(Principal Financial and Accounting Officer)