Form 10-Q
period 2011-03-31
VITESSE SEMICONDUCTOR CORP
filed 2011-05-05
CIK 880446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 1, 2011, there were 24,437,696 shares of the registrant’s $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

(UNAUDITED) QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$18,233	$38,127
Accounts receivable	15,372	15,765
Inventory	25,907	27,273
Prepaid expenses and other current assets	2,075	3,307
Total current assets	61,587	84,472
Property, plant and equipment, net	8,329	8,196
Other intangible assets, net	1,454	864
Other assets	3,351	3,997
	$74,721	$97,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,092	$13,216
Accrued expenses and other current liabilities	12,981	16,293
Deferred revenue	3,367	6,926
Total current liabilities	27,440	36,435

Other long-term liabilities	1,580	1,729
Long-term debt, net	16,841	26,070
Derivative liability	20,936	15,476
Convertible subordinated debt, net of discount	39,869	39,025
Total liabilities	106,666	118,735
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; 134,720 and 185,709 shares outstanding at March 31, 2011 and September 30, 2010, respectively	1	2
Common stock, $0.01 par value. 250,000,000 shares authorized; 24,437,696 and 23,986,531 shares outstanding at March 31, 2011 and September 30, 2010, respectively	245	240
Additional paid-in-capital	1,822,908	1,816,796
Accumulated deficit	(1,855,099)	(1,838,326)
Total Vitesse Semiconductor Corporation stockholders’ deficit	(31,945)	(21,288)
Noncontrolling interest	—	82
Total stockholders’ deficit	(31,945)	(21,206)
	$74,721	$97,529

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,		Six Months ended March 31,
	2011	2010	2011	2010
	(in thousands, except per share data)

Product revenues	$34,403	$43,661	$71,999	$85,272
Intellectual property revenues	2,489	250	2,640	290
Net revenues	36,892	43,911	74,639	85,562
Costs and expenses:
Cost of revenues	12,995	19,362	27,343	38,465
Engineering, research and development	14,976	12,276	29,422	24,235
Selling, general and administrative	9,978	9,083	20,436	19,612
Accounting remediation & reconstruction expense & litigation costs	—	—	—	73
Amortization of intangible assets	61	182	226	431
Costs and expenses	38,010	40,903	77,427	82,816

(Loss) income from operations	(1,118)	3,008	(2,788)	2,746
Other expense (income):
Interest expense, net	2,039	2,544	4,558	5,637
Loss on embedded derivative	1,976	30,407	5,460	37,534
Loss on extinguishment of debt	3,874	—	3,874	21,576
Other income, net	(41)	(30)	(56)	(106)
Other expense, net	7,848	32,921	13,836	64,641
Loss before income tax expense	(8,966)	(29,913)	(16,624)	(61,895)
Income tax expense	75	4,147	149	6,025
Net loss	(9,041)	(34,060)	(16,773)	(67,920)
Fair value adjustment of Preferred Stock - Series B	—	—	—	126
Net loss available to common stockholders	$(9,041)	$(34,060)	$(16,773)	$(68,046)

Net loss per common share - basic and diluted	$(0.37)	$(1.69)	$(0.69)	$(3.62)
Fair value adjustment of Preferred Stock - Series B, per common share	—	—	—	0.01
Net loss per share available to common stockholders	$(0.37)	$(1.69)	$(0.69)	$(3.63)

Weighted average common shares outstanding - basic and diluted	24,303	20,195	24,175	18,768

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Vitesse Semiconductor Corporation Stockholders’	Non Controlling	Total Stockholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	in-Capital	Deficit	Deficit	Interest	Deficit
Balance at September 30, 2010	185,709	$2	23,986,531	$240	$1,816,796	$(1,838,326)	$(21,288)	$82	$(21,206)

Net loss						(16,773)	(16,773)	—	(16,773)
Compensation expense related to stock options and awards	—	—	—	—	1,608	—	1,608	—	1,608
Residual value allocated to the equity conversion feature of Term B Loan	—	—	—	—	2,490	—	2,490	—	2,490
Premium related to Term B Loan issued in debt exchange	—	—	—	—	2,572		2,572		2,572
Conversion of Series B Preferred Shares	(50,989)	(1)	254,943	3	(2)	—	—	—	—
Release of restricted stock units	—	—	297,201	3	(3)	—	—	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(100,979)	(1)	(553)	—	(554)	—	(554)
Distribution to minority interest holders	—	—	—	—	—	—	—	(82)	(82)
Balance at March 31, 2011	134,720	$1	24,437,696	$245	$1,822,908	$(1,855,099)	$(31,945)	$—	$(31,945)

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2011	2010
	(in thousands)

Cash flows from operating activities:
Net loss	$(16,773)	$(67,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,856	1,730
Share-based compensation	1,608	1,127
Change in market value of embedded derivative liability	5,460	38,631
Gain on disposal of fixed assets	(42)	—
Loss on extinguishment of debt	3,874	20,765
Capitalization of interest to principal	415	614
Amortization of debt issuance costs	210	398
Amortization of debt discounts	917	831
Amortization of debt premium	(30)	—
Other	(131)	510

Change in operating assets and liabilities:
Accounts receivable	393	(3,069)
Inventory	1,366	(1,047)
Prepaids and other assets	1,194	309
Accounts payable	(2,124)	141
Accrued expenses and other liabilities	(3,342)	6,928
Deferred revenue	(3,559)	(1,451)

Net cash used in operating activities	(8,708)	(1,503)

Cash flows from investing activities:
Capital expenditures	(2,488)	(1,228)
Other	—	(3)

Net cash used in investing activities	(2,488)	(1,231)

Cash flows from financing activities:
Payment of convertible debentures	—	(10,000)
Payment of senior debt	(8,000)	(5,000)
Equity issuance costs	—	(1,050)
Debt issuance costs	(60)	(1,365)
Prepayment fee on senior debt	(80)	(50)
Repurchase and retirement of restricted stock units for payroll taxes	(554)	—
Capital lease obligations	(4)	(155)
Net cash used in financing activities	(8,698)	(17,620)

Net decrease in cash	(19,894)	(20,354)
Cash and cash equivalents at beginning of period	38,127	57,544
Cash and cash equivalents at end of period	$18,233	$37,190

Supplemental disclosure of non cash transactions:
Cash paid during the period for:
Interest	$3,056	$705
Income taxes	$336	$855
Non cash investing and financing activites:
Common stock issued in exchange for Series B Preferred Stock	$3	$—
Common stock issued for restricted stock units	$3	$—
Residual value allocated to the equity conversion feature of Term B Loan	$2,490	$—
Premium related to Term B Loan issued in debt exchange	$2,572	—
Issuance of 2014 convertible debentures	$—	$40,343
Common stock issued in exchange for 2024 debentures	$—	$36,317
Preferred stock - Series B issued in exchange for 2024 debentures	$—	$16,187
Compound embedded derivative issued in exchange for 2024 debentures	$—	$27,925

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

Vitesse was incorporated in the state of Delaware in 1987. The Company’s principal office is located at 741 Calle Plano, Camarillo, California, and its phone number is (805) 388-3700. The Company’s stock trades on the Nasdaq Global Market under the ticker symbol VTSS.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at March 31, 2011 and September 30, 2010, the consolidated results of our operations for the three and six months ended March 31, 2011 and 2010 , our consolidated cash flows for the six months ended March 31, 2011 and 2010, and the changes in our stockholders’ deficit for the six months ended March 31, 2011. The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassifications

Certain reclassifications have been made to prior year amounts and related footnotes to conform to current-year presentation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the unaudited consolidated financial statements. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory reserves, share-based compensation, derivative valuation, purchased intangible asset valuations and useful lives, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from its original estimates. To the extent there are material differences between the estimates and the actual results, the Company’s future results of operations will be affected.

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

Restricted cash consists of various commitments of $0.4 million recorded in other current assets, as well as interest-bearing certificates of deposit (“CDs”) collateralizing letters of credit of $1.5 million, which are included in other assets in the Unaudited Consolidated Balance Sheets as of March 31, 2011.

Effective February 4, 2011, the Company exchanged the existing Senior Term Loan into two term loans (the Term Loans A and B), each in the principal amount of $9.34 million.

Pursuant to ASC 470, the Company recorded the new Term Loans A and B, (see discussion in Note 3 Debt in the accompanying  Notes to Unaudited Financial Statements.), issued in extinguishment of the Senior Term Loan at fair value and recognized a  $3.9 million loss for the difference between the aggregate fair values of the new instruments plus additional amounts and fees paid to the noteholders compared to the net carrying value of the Senior Term Loan. For the purposes of calculating this loss on  extinguishment, the net carrying amount of the Senior Term Loan was $18.7 million, which included the remaining outstanding  principal of $17.0 million, the Payment-in-Kind (“PIK”) balance of $1.7 million, and the balance of the unamortized costs of $0.6 million, as of February 4, 2011.

The Company estimates the fair values of the Term Loans A and B using a convertible bond valuation model within a lattice  framework. These valuations are determined using Level 3 inputs. The valuation model combines expected cash outflows with  market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of the  Company’s common stock into which the Term B loan is convertible. As of March 31, 2011, the fair value and the carrying value of the Term A Loan was $9.9 million, including an unamortized premium of $0.5 million. The fair value of the Term B Loan was $11.9 million.

The Company estimates the fair values of the 2014 Debentures and embedded derivatives using a convertible bond valuation model within a lattice framework. These valuations are determined using Level 3 inputs. The valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of the Company’s common stock into which the 2014 Debentures are convertible. As of March 31, 2011, the fair value of the 2014 Debentures is $44.5 million excluding the fair value of the compound embedded derivative of $20.9 million. The change in fair value from September 30, 2010 is reflected as a loss on embedded derivative in the Unaudited Consolidated Statement of Operations for the three and six months ended March 31, 2011. As of March 31, 2011, the outstanding 2014 Debentures were carried on the balance sheet at $39.9 million, net of a $6.6 million remaining discount, which is amortized as interest expense over the life of the debentures.

The Company marks the compound embedded derivative to market due to the conversion price not being indexed to the Company’s own stock. Specifically, the debt feature requiring the Company to redeem foregone interest upon conversion by the holder causes the exercise price not to be indexed to the Company’s own stock. The change in the fair value of the compound embedded derivative is primarily related to the change in price of the underlying common stock. The change in value of the compound embedded derivative is a non-cash item. At the Company’s option, it can settle the embedded derivative in either cash or common shares. As the Company intends to, and has the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470 Debt (“ASC 470”), the Company has classified the liability as a long-term liability on its Unaudited Consolidated Balance Sheet as of March 31, 2011.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25,  Revenue Recognition-Multiple Element Arrangements by allowing the use of the best estimate of selling price in addition to vendor-specific objective evidence and verifiable objective evidence (now referred to as third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor-specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company has adopted the provisions of ASU 2009-13 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC Topic 985) — Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the scope of ASC subtopic 985-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.  ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. The Company has adopted the provisions of ASU 2009-14 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 2. Supplemental Financial Information

Inventory

The following table presents the principal components of the Company’s inventory:

	March 31, 2011 (unaudited)	September 30, 2010
	(in thousands)
Raw materials	$1,290	$2,815
Work-in-process	12,825	12,854
Finished goods	11,792	11,604
Total	$25,907	$27,273

Revenues by Product Markets

The following table presents net product revenues (excluding IP revenue) from the Company’s product markets:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(unaudited) (in thousands)

Carrier Networking Products	$15,498	$17,170	$33,662	$36,358
Enterprise Networking Products	16,545	19,813	33,891	37,930
Non-Core Products	2,360	6,678	4,446	10,984
Net Product Revenues	$34,403	$43,661	$71,999	$85,272

Revenues by Geographic Area

The following table presents net revenues (including IP revenue) by geographic area:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited) (in thousands)
United States	$16,151	$15,117	$35,609	$28,827
Asia Pacific	14,753	18,577	28,129	36,962
Europe	3,656	8,030	8,595	13,547
Other	2,332	2,187	2,306	6,226
Total Net Revenues	$36,892	$43,911	$74,639	$85,562

Computation of Net Loss per Share

The following table presents the computation of loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(unaudited)
	(in thousands, except per share data)

Net loss	$(9,041)	$(34,060)	$(16,773)	$(67,920)
Fair value adjustment of Preferred Stock - Series B	—	—	—	126
Net loss available to common stockholders	$(9,041)	$(34,060)	$(16,773)	$(68,046)

Weighted average number of shares - basic and diluted	24,303	20,195	24,175	18,768

Net loss per common share - basic and diluted	$(0.37)	$(1.69)	$(0.69)	$(3.62)
Fair value adjustment of Preferred Stock - Series B, per common share	—	—	—	0.01
Net loss per share available to common stockholders	$(0.37)	$(1.69)	$(0.69)	$(3.63)

In accordance with ASC Topic 260 Earnings per Share (“ASC 260”), basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.

For the three and six months ended March 31, 2011 and 2010, the Company recorded a net loss and in accordance with ASC 260, all outstanding potential common shares were excluded from the diluted loss per share computation. For periods in which the Company reports a net loss, diluted loss per share is calculated using only the weighted average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

Under the two-class method of determining earnings for each class of stock, the Company considers the dividend rights and participation rights in undistributed earnings for each class. For the three and six months ended March 31, 2011 and 2010 , the dividend rights on the outstanding preferred shares are not material to the calculation, and therefore, not considered in determining earnings and losses per preferred share. The allocation of undistributed earnings to preferred shares is equal to the amount of earnings per common share that would be distributed on an as-converted basis.

The potential common shares excluded from the diluted loss per share computation are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(unaudited) (in thousands)

Outstanding stock options	1,485	980	1,456	999
Outstanding restricted stock units	403	84	241	49
Outstanding warrants	8	8	8	8
Convertible preferred stock	674	3,804	674	3,804
2014 Convertible debentures	10,332	11,110	10,332	11,110
Term B loan convertible note	1,887	—	1,887	—
Total potential common stock excluded from calculation	14,789	15,986	14,598	15,970

Note 3. Debt

As of March 31, 2011, the outstanding 2014 Debentures were carried on the balance sheet at $39.9 million, net of a $6.6 million remaining discount. Unamortized debt issuance costs, as of March 31, 2011, were $0.9 million. The 2014 Debentures mature in October 2014 and bear interest at a fixed rate of 8.0% per annum. Interest is payable semi-annually.

On January 18, 2011, the Company paid $8.0 million against the principal balance of the Senior Term Loan. Effective February 4, 2011, the Company exchanged the existing Senior Term Loan into two term loans (the Term Loans A and B), each in the principal amount of $9.34 million.

The Term A Loan bears interest at a fixed rate of 10.5% per annum beginning on February 4, 2011, payable quarterly in arrears, with a maturity date of February 4, 2014. Prepayment of the Term A Loan is permitted at 101% of the principal amount plus accrued interest until August 4, 2011, after which the prepayment option expires.

The Term B Loan bears interest at a fixed rate of 8.0% per annum beginning on February 4, 2011, payable quarterly in arrears, with a maturity date of October 30, 2014, unless earlier converted. Prepayment of the Term B Loan is not permitted prior to October 30, 2011. On or after October 30, 2011, prepayments on the Term B Loan are permitted at 100% of the principal amount plus accrued interest, but only if the closing sale price of the common stock has been at least 130% of the conversion price in effect for at least 20 trading days during any 30 consecutive trading day period ending on the day prior to the date of notice of prepayment.

The Term B Loan is convertible into shares of common stock at a conversion price of $4.95 per share (equivalent to an initial conversion rate of approximately 202 shares per $1,000 principal amount of the Term B Loan). The terms of conversion for the Term B Loan are substantially similar to the conversion terms for the Company’s 2014 Debentures except that there is no make-whole interest amount payable upon conversion. Full conversion of the $9.34 million in aggregate principal amount of the Term B Loan would result in the issuance of 1,887,234 shares of common stock, as of February 4, 2011.

The Company evaluated the Term A and B Loans issued in exchange for the Senior Term Loan pursuant to the guidance in ASC 470. The Company determined that it has not received any concessions from the noteholders in connection with the Second Amendment to Loan Agreement and accordingly the transaction will not be accounted for as a troubled debt restructuring. However, due to the addition of a substantive conversion feature of the new instrument issued, as compared to the terms of Senior Term Loan, the Company accounted for the exchange of instruments, in settlement for the Senior Term Loan, as a debt extinguishment, pursuant to the guidance in ASC 470.

Pursuant to ASC 470, the Company recorded the new Term Loans A and B, issued in extinguishment of the Senior Term Loan at fair value and recognized a $3.9 million loss for the difference between the aggregate fair values of the new instruments plus additional amounts and fees paid to the noteholders compared to the net carrying value of the Senior Term Loan. For the purposes of calculating this loss on extinguishment, the net carrying amount of the Senior Term Loan was $18.7 million, which included the remaining outstanding principal of $17.0 million, the Payment-in-Kind (“PIK”) balance of $1.7 million, and the balance of the unamortized costs of $0.6 million, as of February 4, 2011.

On February 4, 2011, the Company recorded the Term A Loan at fair value, which was $9.9 million, including a premium of $0.6 million, The difference between the fair value and the face value (principal) of the Term A Loan represents a premium that will be amortized as a reduction of interest expense over the life of the loan.  The premium calculated for the Term A Loan decreased the Company’s effective interest rate of interest from the stated fixed rate of 10.5% per annum. At March 31, 2011, the effective interest rate on the Term A Loan was 8.5%. The carrying value will decrease over the life of the Term A Loan as the excess of the fair value over the face value of the note is amortized. As of March 31, 2011, the Term A Loan was carried on the balance sheet at $9.9 million, including the unamortized premium of $0.5 million. For the three and six months ended March 31, 2011, interest expense related to the Term A Loan premium was $0.03 million.

On February 4, 2011, the Term B Loan fair value was determined to be $11.9 million, which included a premium of $2.6 million representing the difference between the fair value of the loan, including all terms and features of the note, and the face value of the note of $9.3 million.  Since the note included an equity conversion feature, the $2.6 million premium was credited to additional paid in capital in accordance with ASC 470-20-25.  Additionally, as the equity conversion feature allows for the Company to potentially settle any conversion request in either shares of its common stock or cash, at the Company’s option, it was allocated a value of $2.5 million calculated as the difference between the $9.3 million face value of the note and the $6.9 million estimated fair value of the note, as determined based upon the note as  an assumed standalone instrument including all terms and features except the equity conversion feature.  The allocated equity conversion feature value of $2.5 million was recorded as a debt discount and a credit to additional paid in capital in accordance with ASC 470-20-15.  The debt discount will be amortized as additional interest expense over the life of the debt using the effective interest method.  Accordingly, the Term B loan debt discount increased the Company’s effective rate of interest from the stated or nominal fixed rate of 8.0% per annum to an effective interest rate of 17.7% per annum as of March 31, 2011.  As of March 31, 2011, the Term B Loan was carried on the balance sheet at $6.9 million, net of the unamortized discount of $2.4 million. For the three and six months ended March 31, 2011, net interest expense related to the Term B Loan discount was $0.1 million.

Note 4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following at March 31, 2011 and September 30, 2010 (in thousands):

	Fair Value
	Measurements Using
March 31, 2011 (unaudited)	Level 1	Level 2	Level 3	Total

Derivative liability – compound embedded derivative - 2014 Debenture	$—	$—	$20,936	$20,936

September 30, 2010

Derivative liability – compound embedded derivative - 2014 Debenture	$—	$—	$15,476	$15,476

The following table provides a reconciliation of the beginning and ending balances for the derivative liability-compound embedded derivative measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Compound Embedded Derivative related to 2014 Debentures
Balance at September 30, 2010	$15,476
Transfers in and /or out of Level 3	—
Purchases, sales, issuances, and settlements	—
Total losses included in earnings	(5,460)
Balance at March 31, 2011 (unaudited)	$20,936

The compound embedded derivative liability, which is included in long term liabilities, represents the value of the equity conversion feature and a “make-whole” feature of the 2014 Debentures. The make-whole feature, requiring the Company to redeem foregone interest upon conversion by the holder, which for accounting purposes results in the exercise price not being indexed to the Company’s own stock, which in turn results in the presentation of the compound embedded derivative as a standalone liability at fair value.

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

Note 5. Income Taxes

The provision for income taxes as a percentage of income from operations before income taxes was (0.75%) for the six months ended March 31, 2011 compared to (9.73%) for the comparable period in the prior year. For the year ending September 30, 2011, the Company’s estimated effective tax rate is (1.51%).  The Company’s effective tax rate is primarily impacted by operating losses.

Because the Company has historically experienced net tax losses, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

The total amount of gross unrecognized tax benefits was approximately $10.7 million as of March 31, 2011 and approximately $10.6 million as of September 30, 2010. The total amount of gross unrecognized tax benefits increased by $0.1 million related to potential state tax liabilities.

As of March 31, 2011, approximately $0.8 million of the $10.7 million FIN 48 unrecognized tax benefits, related to the Company’s state tax liability, is recorded in accrued expenses and other current liabilities on the Unaudited Consolidated Balance Sheet. The remaining $9.9 million, related to state research and development tax credits that have not been utilized, is reflected as a reduction to the deferred tax asset arising from the state research and development tax credits.

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

Note 6. Stockholders’ Equity

Stock Option Plans

Under all stock option plans in effect, as of March 31, 2011, a total of 4,604,472 shares of common stock have been reserved for issuance and 1,242,612 shares remain available for future grant. The following table summarizes compensation costs related to the Company’s share based compensation plans.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(unaudited) (in thousands)
Cost of revenues	$136	$79	$230	$225
Engineering, research and development	251	158	470	405
Selling, general and administrative	537	206	908	497
Total share-based compensation expense	$924	$443	$1,608	$1,127

Stock Options

Activity under all stock option plans for the six months ended March 31, 2011, was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value

Options outstanding, September 30, 2010	1,490,364	$52.40	6.16	$—
Granted	507,614	$4.40
Exercised	—
Cancelled or expired	(92,315)	$39.18
Options outstanding, March 31, 2011 (unaudited)	1,905,663	$40.25	6.65
Options exercisable, March 31, 2011 (unaudited)	979,375	$73.63	4.19	$5,612

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended March 31, 2011, was as follows:

	Shares	Weighted Average Grant-Date Fair Value per Share

Restricted stock units outstanding, September 30, 2010	770,786	$5.72
Awarded	1,021,074	4.39
Released	(297,201)	5.99
Forfeited	(38,462)	5.10
Restricted stock units outstanding, March 31, 2011	1,456,197	$4.75

Note 7. Commitments and Contingencies

From time to time in our normal course of business we are a party to various legal claims, actions and complaints.  Although the ultimate outcome of these matters cannot be determined, management believes that, as of March 31, 2011, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

The DOJ Subpoena and SEC Investigation

On March 22, 2011, the United States District Court for the Southern District of New York approved the Company’s settlement with the SEC related to the SEC’s investigation of the Company’s historical stock option practices and accounting irregularities that occurred between 1995 and 2006 (“Consent Judgment”). Under the Consent Judgment, the Company paid a $3.0 million civil penalty and consented to the entry of a final judgment permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. The $3.0 million payment was accrued in the Company’s financial statements in June 2009.

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

The Company is a leading supplier of high-performance integrated circuits (“ICs”) principally targeted at systems manufacturers in the communications industry. Within the communications industry, the Company’s products address Carrier and Enterprise Networking, where they enable data to be transmitted at high-speeds and processed and switched under a variety of protocols.

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

Debt Restructuring

The Company exchanged the Senior Term Loan Agreement effective February 4, 2011, to convert the existing Senior Term Loan into two term loans, each in the principal amount of $9.34 million.

The Term A Loan bears interest at a fixed rate of 10.5% per annum beginning on February 4, 2011, payable quarterly in arrears, with a maturity date of February 4, 2014. Prepayment of the Term A Loan is permitted at 101% of the principal amount plus accrued interest until August 4, 2011 after which the prepayment option expires.

The Term B Loan bears interest at a fixed rate of 8.0% per annum beginning on February 4, 2011, payable quarterly in arrears, with a maturity date of October 30, 2014, unless earlier converted. Prepayment of the Term B Loan is not permitted prior to October 30, 2011. On or after October 30, 2011, prepayments on the Term B Loan are permitted at 100% of the principal amount plus accrued interest, but only if the closing sale price of the common stock has been at least 130% of the conversion price in effect for at least 20 trading days during any 30 consecutive trading day period ending on the day prior to the date of notice of prepayment.

The Term B Loan is convertible into shares of common stock at a conversion price of $4.95 per share (equivalent to an initial conversion rate of approximately 202 shares per $1,000 principal amount of the Term B Loan). The terms of conversion for the Term B Loan are substantially similar to the conversion terms for the Company’s 2014 Debentures except that there is no make-whole interest amount payable upon conversion. Full conversion of the $9.34 million in aggregate principal amount of the Term B Loan would result in the issuance of 1,887,234 shares of common stock as of February 4, 2011.

On February 4, 2011, the Term B Loan fair value was determined to be $11.9 million, which included a premium of $2.6 million representing the difference between the fair value of the loan, including all terms and features of the note, and the face value of the note of $9.3 million.  Since the note included an equity conversion feature, the $2.6 million premium was credited to additional paid in capital in accordance with ASC 470-20-25.  Additionally, as the equity conversion feature allows for the Company to potentially settle any conversion request in either shares of its common stock or cash, at the Company’s option, it was allocated a value of $2.5 million calculated as the difference between the $9.3 million face value of the note and the $6.9 million estimated fair value of the note, as determined based upon the note as  an assumed standalone instrument including all terms and features except the equity conversion feature.  The allocated equity conversion feature value of $2.5 million was recorded as a debt discount and a credit to additional paid in capital in accordance with ASC 470-20-15.  The debt discount will be amortized as additional interest expense over the life of the debt using the effective interest method.  Accordingly, the Term B loan debt discount increased the Company’s effective rate of interest from the stated or nominal fixed rate of 8.0% per annum to an effective interest rate of 17.7% per annum as of March 31, 2011.  As of March 31, 2011, the Term B Loan was carried on the balance sheet at $6.9 million, net of the unamortized discount of $2.4 million. For the three and six months ended March 31, 2011, net interest expense related to the Term B Loan discount was $0.1 million.

Pursuant to ASC 470, the Company recorded the new Term Loans A and B, (see discussion in Note 3 Debt in the accompanying Notes to Unaudited Financial Statements.), issued in extinguishment of the Senior Term Loan at fair value and recognized a $3.9 million loss for the difference between the aggregate fair values of the new instruments plus additional amounts and fees paid to the noteholders compared to the net carrying value of the Senior Term Loan. For the purposes of calculating this loss on extinguishment, the net carrying amount of the Senior Term Loan was $18.7 million, which included the remaining outstanding principal of $17.0 million, the Payment-in-Kind (“PIK”) balance of $1.7 million, and the balance of the unamortized costs of $0.6 million, as of February 4, 2011.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2010. There have been no significant changes to these policies during the six months ended March 31, 2011. These policies and estimates continue to be those that we believe are most important to a reader’s ability to understand our financial results.

Results of Operations for the Three and Six Months Ended March 31, 2011 compared to the Three and Six Months Ended March 31, 2010

The following table sets forth certain Unaudited Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(unaudited)
	(in thousands, except per share data)

Net revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenues	35.2%	44.1%	36.6%	45.0%
Engineering, research and development	40.6%	28.0%	39.4%	28.3%
Selling, general and administrative	27.0%	20.7%	27.4%	22.9%
Accounting remediation & reconstruction expense & litigation costs	0.0%	0.0%	0.0%	0.1%
Amortization of intangible assets	0.2%	0.4%	0.3%	0.5%
Costs and expenses	103.0%	93.2%	103.7%	96.8%
(Loss) income from operations	(3.0)%	6.8%	(3.7)%	3.2%
Other expense (income):
Interest expense, net	5.5%	5.8%	6.1%	6.6%
Loss on embedded derivative	5.4%	69.2%	7.3%	43.9%
Loss on extinguishment of debt	10.5%	0.0%	5.2%	25.2%
Other income, net	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Other expense, net	21.3%	74.9%	18.5%	75.6%
Loss before income tax expense	(24.3)%	(68.1)%	(22.2)%	(72.4)%
Income tax expense	0.2%	9.4%	0.2%	7.0%
Net loss	(24.5)%	(77.5)%	(22.4)%	(79.4)%
Fair value adjustment of Preferred Stock - Series B	0.0%	0.0%	0.0%	0.1%
Net loss available to common stockholders	(24.5)%	(77.5)%	(22.4)%	(79.5)%

Product Revenues

The Company classifies its IC products into three categories: (i) Carrier Networking Products; (ii) Enterprise Networking Products; and (iii) Non-Core Products. The Carrier Networking Products service core, metro and access networks. The Enterprise Networking Products service the market for Ethernet switching and transmission within local area networks in small-medium enterprise (“SME”) and small-medium business (“SMB”) markets. Non-Core Products have not received additional investment over the last five years and, as a result, have generally been in decline.

The following tables summarize the Company’s product revenues by product line:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)

Carrier Networking Products	$15,498	45.0%	$17,170	39.3%	$(1,672)	(9.7)%
Enterprise Networking Products	16,545	48.1%	19,813	45.4%	(3,268)	(16.5)%
Non-Core Products	2,360	6.9%	6,678	15.3%	(4,318)	(64.7)%
Net Product Revenues	$34,403	100.0%	$43,661	100.0%	$(9,258)	(21.2)%

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)

Carrier Networking Products	$33,662	46.8%	$36,358	42.6%	$(2,696)	(7.4)%
Enterprise Networking Products	33,891	47.0%	37,930	44.5%	(4,039)	(10.6)%
Non-Core Products	4,446	6.2%	10,984	12.9%	(6,538)	(59.5)%
Net Product Revenues	$71,999	100.0%	$85,272	100.0%	$(13,273)	(15.6)%

Net product revenues for the three and six months ended March 31, 2011 were $34.4 million and $72.0 million, respectively, compared to $43.7 million and $85.3 million for the same periods in 2010.

Net product revenues from Carrier Networking for the three and six months ended March 31, 2011 decreased by $1.7 million and $2.7 million, respectively, compared to the same periods in 2010, primarily due to continued weakness in the Asia Pacific region, which declined by $1.5 million from the same period in 2010 and $4.3 million compared to the first six months in 2010. The weakness was seen across a wide range of customers and products, primarily in China.  Compared with the second quarter of fiscal year 2010, we saw growth in some of our connectivity products, including our crosspoint switch and 1Gigabit Ethernet PHY products offset by declines in our legacy processing products for SONET applications.

Net product revenues from Enterprise Networking for the three and six months ended March 31, 2011 decreased by $3.3 million and $4.0 million, respectively, compared to the same periods in 2010. The decrease is primarily due to weakness in the Company’s switch and 1Gigabit Ethernet PHY products selling into low-end SME applications.

Net product revenues from Non-Core for the three and six months ended March 31, 2011 decreased by $4.3 million and $6.5 million, respectively, compared to the same periods in 2010. The decrease is primarily due to a decline of the Company’s Network Processing Product line and legacy Fibre Channel PHY products.

Intellectual Property Revenues

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)

IP Revenues	$2,489	6.7%	$250	0.6%	$2,239	895.6%

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)

IP Revenues	$2,640	3.5%	$290	0.3%	$2,350	810.3%

IP revenues for the three and six months ended March 31, 2011 increased by $2.2 million and $2.4 million, respectively, compared with the same periods in 2010. The increase in IP revenues is from two agreements completed during the quarter.  The Company recognized royalty revenues of $0.1 million and $0.3 million for the three and six months ended March 31, 2011, respectively. No material royalties were received or recognized for the same periods in 2010.

Cost of Revenues

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Cost of Revenues	$12,995	35.2%	$19,362	44.1%	$(6,367)	(32.9)%

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Cost of Revenues	$27,343	36.6%	$38,465	45.0%	$(11,122)	(28.9)%

As a fabless semiconductor Company, we use third-parties for wafer fabrication and assembly services.  Cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; (iii) test services; and (iv) labor and overhead costs associated with product procurement, planning, and quality assurance. There was no cost of revenues associated with IP revenues for any periods presented in this report.

Cost of net revenues for the three and six months ended March 31, 2011 decreased by $6.4 million and $11.1 million, respectively, compared to the same periods in 2010. As a percentage of net revenues, the cost of net revenues for the three and six months ended March 31, 2011 were 35.2% and 36.6%, respectively, compared 44.1% and 45.0% for the same periods in 2010.

Excluding IP revenue, the cost of net product revenues for the three and six months ended March 31, 2011 was 37.8% and 38.0%, respectively, compared to 44.3% and 45.1% for the same periods in 2010.

The decrease in the cost of net product revenues is primarily attributable to improved material costs, improved product yields and the transition of the Company’s test manufacturing activities from its California facility to an outsource model using an offshore facility. This transition resulted in reduced costs of tests. In addition to these material cost savings, the Company has increased the percentage of its switching products sold into the Carrier market segment relative to the Enterprise market segment. These products tend to carry higher overall average selling prices in the Carrier market segment.

For the three and six months ended March 31, 2011, the Company decreased production volumes in response to market declines and substantial improvements in availability of capacity at foundries and assembly sub-contractors which obviates the need for higher inventory balances.  The lower production volumes experienced in the three and six months ended March 31, 2011, as the Company took actions to reduce inventory levels, increased current inventory unit costs.  As we reduce our inventory levels consistent with our long term goal of five inventory turns, we anticipate that the sale of these inventories will temporarily increase our cost of net product revenues in future periods and simultaneously reduce our reported product margins.

The Company continued to focus its efforts on improving operating efficiencies, including improving product yields, reducing scrap, and improving cycle times.

Engineering, Research and Development

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Engineering, research and development	$14,976	40.6%	$12,276	28.0%	$2,700	22.0%

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Engineering, research and development	$29,422	39.4%	$24,235	28.3%	$5,187	21.4%

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

Engineering, research and development expense increased $2.7 million and $5.2 million for the three and six months ended March 31, 2011, respectively, compared to the same periods in 2010. As a percentage of net revenues, engineering, research and development expenses for the three and six months ended March 31, 2011 increased to 40.6% and 39.4%, respectively, compared to 28.0% and 28.3% for the same periods in 2010.

The increase in engineering, research and development expenses for the three and six months ended March 31, 2011 is mainly attributable to increased engineering tool costs of $1.9 million and $3.7 million, respectively. The engineering tool costs are comprised of mask sets, electronic design automation tools, and new product evaluation boards associated with a higher level of new product introductions in the periods.

The Company had a $0.1 million increase in non-cash stock compensation expense for the three and six months ended March 31, 2011, respectively, as well as a $0.1 million and $0.3 million increase in severance costs for the three and six months ended March 31, 2011, respectively. The Company anticipates a total of $0.5 million in severance costs to be recognized over the first three quarters of 2011, of which $0.3 million occurred in the first six months of 2011, related to headcount reduction taken over the period. The reduction in headcount will decrease spending on research and development by approximately $2 million annually by the end of 2011 and will not impact product development in 2011.

The Company continues to concentrate its investments in areas that match its customers’ requirements and market conditions.

Selling, General and Administrative

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Selling, general and administrative	$9,978	27.0%	$9,083	20.7%	$895	9.9%

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Selling, general and administrative	$20,436	27.4%	$19,612	22.9%	$824	4.2%

Selling, general and administrative ("SG&A") expense consists primarily of legal and other professional fees, facilities expenses, and outside labor, as well as personnel-related expenses, including share based compensation expense.

SG&A expenses increased $0.9 million and $0.8 million for the three and six months ended March 31, 2011, respectively, compared to the same periods of 2010.

The increase in SG&A expense for the three and six months ended March 31, 2011 is due in part to an increase in compensation and benefits costs of approximately $0.6 million and $1.6 million, respectively, of which approximately $0.3 million and $0.4 million, respectively, are attributable to increases in non-cash stock compensation. In addition, facility and administrative costs increased $0.6 million and $1.1 million, respectively, primarily due to re-allocation of our facility in Camarillo, California from cost of revenues to SG&A due to closure of our test floor and the move to an outsource model. The increase in SG&A expenses for the three and six months ended March 31, 2011 was partially offset by a decrease in legal and accounting fees of $0.4 million and $1.1 million, respectively and a $1.0 million non-recurring debt restructuring charge related to the debt restructuring in October 2009.

Interest Expense, net

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Interest expense, net	$2,039	5.5%	$2,544	5.8%	$(505)	(19.9)%

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Interest expense, net	$4,558	6.1%	$5,637	6.6%	$(1,079)	(19.1)%

Net interest expense is comprised of interest expense, net of interest income, and amortization of debt discount and premium, and amortization of debt issuance costs.

For the three and six months ended March 31, 2011, interest expense decreased by $0.5 million and $1.1 million, respectively, compared to the same periods in 2010. The decrease is primarily due to the pay-down of $8.0 million on the Senior Term Loan in January 2011 and restructuring of the Senior Term Loan on February 4, 2011.  (See Note 3 Debt in the accompanying Notes to Unaudited Consolidated Financial Statements.)

For the three months ended March 31, 2011, interest expense and amortization of the debt discount and debt issuance costs related to the 2014 Debentures was $0.9 million and $0.5 million, respectively, compared to $1.0 million and $0.5 million for the same period in 2010. For the three months ended March 31, 2011 the interest expense and amortization of debt issue costs for the Senior Term Loan was $0.3 million and $0.1 million, respectively, compared to $0.9 million and $0.2 million for the same period in 2010.  For the three months ended March 31, 2011, the interest expense and debt issuance costs for term Loans A and B were $0.3 million, in total.  The premium amortization for the Term A Loan was $0.03 million and the discount amortization of the Term B Loans was $0.1 million, compared to $0 for the same period in 2010.  There were no Term A and B Loans in Fiscal year 2010.

For the six months ended March 31, 2011, interest expense and amortization of the debt discount and debt issuance costs related to the 2014 Debentures was $1.9 million and $1.0 million, respectively, compared to $1.7 million and $0.8 million for the same period in 2010. For the six months ended March 31, 2011 the interest expense and amortization of debt issue costs for the Senior Term Loan was $1.2 million and $0.3 million, respectively, compared to $1.4 million and $0.5 million for the same period in 2010. For the six months ended March 31, 2011, the interest expense and debt issuance costs for term Loans A and B were $0.3 million, in total.  The premium amortization for the Term A Loan was $0.03 million and the discount amortization of the Term B Loans was $0.1 million, compared to $0 for the same period in 2010.  There were no Term A and B Loans in Fiscal year 2010.

Loss on Embedded Derivative

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Loss on embedded derivative	$1,976	5.4%	$30,407	69.2%	$(28,431)	(93.5)%

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Loss on embedded derivative	$5,460	7.3%	$37,534	43.9%	$(32,074)	(85.5)%

For the three and six months ended March 31, 2011, the loss on embedded derivative decreased by $28.4 million and $32.1 million, respectively compared to the same periods in 2010. The change in the fair value of the embedded derivatives is primarily related to the change in price of the underlying common stock. The loss on the embedded derivative associated with the 2014 Debentures was $2.0 million and $5.5 million for the three and six months ended March 31, 2011, respectively, compared to $30.4 million and $36.4 million for the same periods in 2010.  The Company also recorded a loss of $1.1 million, for the six months ended March 31, 2010, to reflect the fair value of the derivative liability—premium put associated with the Company’s then outstanding 2024 Debentures at the date the put option was exercised.

Loss on Extinguishment of Debt

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Loss on extinguishment of debt	$3,874	10.5%	$—	0.0%	$3,874	100%

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Loss on extinguishment of debt	$3,874	5.2%	$21,576	25.2%	$(17,702)	(82)%

In fiscal year 2011, the loss on extinguishment of debt was $3.9 million.   The loss on extinguishment of debt in fiscal year 2011 is associated with the restructuring of the Senior Term Loan on February 4, 2011 (See Note 3 Debt in the accompanying Notes to Unaudited Consolidated Financial Statements.)

In fiscal year 2010, the Company finalized negotiations with the noteholders of the 2024 Debentures to settle the obligation, including all amounts owed under the derivative liability for the premium put option, with a combination of cash; shares of the Company’s common stock, shares of the Company’s Series B Preferred stock, and $50.0 million face value of 2014 Debentures. The Company recorded the new instruments issued in extinguishment of the 2024 Debentures at fair value and recognized a $21.6 million loss for the difference between the fair values of the new instruments and includes approximately $0.8 million for fees paid to the noteholders, compared to the net carrying value of the 2024 Debentures. For the purposes of calculating this loss on extinguishment, the net carrying amount of the 2024 Debentures includes the $96.7 million of the 2024 Debentures and $13.3 million of the premium put derivative, recorded at fair value as required by ASC 470.

Income Tax Expense

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Income tax expense	$75	0.2%	$4,147	9.4%	$(4,072)	(98.2)%

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Income tax expense	$149	0.2%	$6,025	7.0%	$(5,876)	(97.5)%

Income tax expense was $0.1 million and $0.1 million for the three and six months ended March 31, 2011, respectively, compared to $4.1 million and $6.0 million for the same periods in 2010. The decrease is primarily due to a projected federal tax loss for fiscal year 2011. Net income tax expense for the three and six months ended March 31, 2011 represents minimum state and foreign income tax on income not eligible for offset by loss carryforwards.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $18.2 million at March 31, 2011, from $37.2 million at March 31, 2010. Cash expenses for the six months ended March 31, 2011 included $3.1 million for interest related to the 2014 Debentures, the Senior Term Loan, and Term A and B Loans, as well as $0.3 million for income taxes, compared to $0.7 million for interest related to the 2014 Debentures and the Senior Term Loan, and $0.9 million for income taxes for the same period in 2010.

	Six Months Ended March 31,
	2011	2010
	(in thousands)

Net cash used in operating activities	$(8,708)	$(1,503)
Net cash used in investing activities	(2,488)	(1,231)
Net cash used in financing activities	(8,698)	(17,620)
Net decrease in cash and cash equivalents	(19,894)	(20,354)
Cash and cash equivalents at beginning of period	38,127	57,544
Cash and cash equivalents at end of period	$18,233	$37,190

Net Cash Used in Operating Activities

During the six months ended March 31, 2011, the Company’s operating activities used $8.7 million in cash.  The Company’s net loss of $16.8 million included non-cash charges of $5.5 million on the change in fair value of the embedded derivative liability for the 2014 Debentures, $3.9 million on the loss on extinguishment of debt, $1.9 million of depreciation and amortization expense, $1.6 million of share-based compensation expense, $0.4 million in capitalized interest related to long-term debt, and $0.9 million of amortization of debt discounts.

Accounts receivable decreased by $0.4 million to $15.4 million at March 31, 2011 from $15.8 million at September 30, 2010. The decrease is primarily due to the timing of sales and a decrease in revenues compared to the same period last year. Inventory decreased by $1.4 million to $25.9 million at March 31, 2011 from $27.3 million at September 30, 2010. The Company decreased purchasing in the first and second quarters of fiscal year 2011 as compared to the same periods in 2010.

Accounts payable decreased by $2.1 million to $11.1 million at March 31, 2011 from $13.2 million at September 30, 2010. Accounts payable decreased primarily due to a reduction in purchases from our suppliers once industry-wide material shortages eased, as well as the timing of payments to our vendors and other service providers. Accrued expenses and other liabilities decreased by $3.3 million to $13.0 million at March 31, 2011 from $16.3 million at September 30, 2010. Accrued expenses and other liabilities decreased primarily due to the payment of the $3.0 million SEC settlement and the timing of payments to our vendors and other service providers.

Net Cash Used in Investing Activities

Investing activities used $2.5 million in cash in the six months ended March 31, 2011, primarily for capital expenditures. Investing activities used $1.2 million in cash in the six months ended March 31, 2010, primarily for capital expenditures.

Net Cash Used in Financing Activities

Financing activities used $8.7 million in cash in the six months ended March 31, 2011, primarily for a principal payment of $8.0 million on the Senior Term loan, and $0.6 million for the repurchase and retirement of restricted stock units for payroll taxes. In the six months ended March 31, 2010, financing activities used $17.6 million, primarily due to a cash payment of $10.0 million to the holders of 2024 Debentures, $5.0 million to pay down the principal amount of the Senior Term Loan, equity issuance costs of $1.1 million, and debt issuance costs of $1.4 million.

Capital Resources, Contingent Liabilities and Operating Leases

Prospective Capital Needs

The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of IP, will be sufficient to fund its operations and research and development efforts, anticipated capital expenditures, working capital, and other financing requirements for the next 12 months.

Contractual Obligations

	Payment Obligations by Year
	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years	Total
Convertible subordinated debt	$—	$—	$46,500	$—	$46,500
Term A Loan	—	9,341	—	—	9,341
Term B Loan	—	—	9,341	—	9,341
Operating leases	3,063	5,889	199	—	9,151
Software licenses	8,075	11,142	—	—	19,217
Inventory and related purchase obligations	297	420	—	—	717
Total	$11,435	$26,792	$56,040	$—	$94,267

As of March 31, 2011, the 2014 Debentures, with a face value of $46.5 million, were outstanding, with a maturity date of October 30, 2014. The Company also has outstanding Term A and B Loans with a face value of $18.6 million. Payments with respect to the Term A Loan are interest only until the maturity date of February 4, 2014. Payments with respect to the Term B Loan are interest only until the maturity date of October 30, 2014. (See discussion in Note 3 Debt in the accompanying Notes to Unaudited Financial Statements.)

The Company leases facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of March 31, 2011 are included in the table above.

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

Off-Balance Sheet Arrangements

At March 31, 2011, other than operating leases, the Company had no material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in our Annual Report on Form 10-K for the year ended September 30, 2010. There have been no material changes to these risks during the six months ended March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 22, 2011, the United States District Court for the Southern District of New York approved the Company’s settlement with the SEC related to the SEC’s investigation of the Company’s historical stock option practices and accounting irregularities that occurred between 1995 and 2006 (“Consent Judgment”). Under the Consent Judgment, the Company paid a $3.0 million civil penalty and consented to the entry of a final judgment permanently enjoining the Company from violations of the antifraud and other provisions of the federal securities laws. The $3.0 million payment was accrued in the Company’s financial statements in June 2009.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010.

ITEM 6. EXHIBITS

10.1

Second Amendment to Loan Agreement dated as of February 4, 2011, by and among Vitesse Semiconductor Corporation, Vitesse Manufacturing & Development Corporation, Vitesse Semiconductor Sales Corporation and Whitebox VSC Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-19654)).

31.1	Rule13a-14(a)/302 SOX Certification of Chief Executive Officer.

31.2	Rule13a-14(a)/302 SOX Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2011	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

May 5, 2011	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ RICHARD C. YONKER
Richard C. Yonker
Chief Financial Officer
(Principal Financial and Accounting Officer)