Form 10-Q
period 2011-06-30
VITESSE SEMICONDUCTOR CORP
filed 2011-08-09
CIK 880446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 4, 2011, there were 24,454,924 shares of the registrant’s $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

(UNAUDITED) QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$18,156	$38,127
Accounts receivable, net	12,478	15,765
Inventory	24,948	27,273
Restricted cash	1,901	394
Prepaid expenses and other current assets	1,774	2,913
Total current assets	59,257	84,472
Property, plant and equipment, net	7,742	8,196
Other intangible assets, net	1,842	864
Other assets	3,186	3,997
Total Assets	$72,027	$97,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,657	$13,216
Accrued expenses and other current liabilities	13,015	16,293
Deferred revenue	2,119	6,926
Current portion of debt and capital leases	1,510	—
Total current liabilities	26,301	36,435

Other long-term liabilities	1,501	1,729
Long-term debt, net	15,411	26,070
Derivative liability	12,985	15,476
Convertible subordinated debt, net of discount	40,298	39,025
Total liabilities	96,496	118,735
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; 134,720 and 185,709 shares outstanding at June 30, 2011 and September 30, 2010, respectively	1	2
Common stock, $0.01 par value. 250,000,000 shares authorized; 24,454,924 and 23,986,531 shares outstanding at June 30, 2011 and September 30, 2010, respectively	245	240
Additional paid-in-capital	1,823,834	1,816,796
Accumulated deficit	(1,848,549)	(1,838,326)
Total Vitesse Semiconductor Corporation stockholders’ deficit	(24,469)	(21,288)
Noncontrolling interest	—	82
Total stockholders’ deficit	(24,469)	(21,206)
	$72,027	$97,529

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Nine Months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Product revenues	$31,856	$37,533	$103,855	$122,805
Intellectual property revenues	4,132	—	6,772	290
Net revenues	35,988	37,533	110,627	123,095
Costs and expenses:
Cost of revenues	13,488	15,702	40,831	54,167
Engineering, research and development	12,551	13,674	41,974	37,909
Selling, general and administrative	9,561	8,669	29,997	28,354
Amortization of intangible assets	62	182	288	613
Costs and expenses	35,662	38,227	113,090	121,043
Income (loss) from operations	326	(694)	(2,463)	2,052
Other (income) expense:
Interest expense, net	1,929	2,496	6,487	7,036
(Gain) loss on embedded derivative	(7,951)	(32,771)	(2,491)	5,860
(Gain) loss on extinguishment of debt	—	(265)	3,874	21,311
Other expense (income), net	25	61	(32)	(45)
Other (income) expense, net	(5,997)	(30,479)	7,838	34,162
Income (loss) before income tax expense (benefit)	6,323	29,785	(10,301)	(32,110)
Income tax (benefit) expense	(227)	(3,244)	(78)	2,781
Net income (loss)	6,550	33,029	(10,223)	(34,891)
Fair value adjustment of Preferred Stock - Series B	—	—	—	126
Net income (loss) available to common stockholders	$6,550	$33,029	$(10,223)	$(35,017)

Net income (loss) per common share - basic	$0.26	$1.38	$(0.42)	$(1.74)
Net income (loss) per common share - diluted	$0.21	$0.99	$(0.42)	$(1.74)

Weighted average common shares outstanding
Basic	24,447	22,780	24,266	20,105
Diluted	37,543	34,544	24,266	20,105

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional		Total Vitesse Semiconductor Corporation	Non	Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’	Controlling	Stockholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at September 30, 2010	185,709	$2	23,986,531	$240	$1,816,796	$(1,838,326)	$(21,288)	$82	$(21,206)
Net loss						(10,223)	(10,223)	—	(10,223)
Compensation expense related to stock options and awards	—	—	—	—	2,534	—	2,534	—	2,534
Residual value allocated to the equity conversion feature	—	—	—	—	2,490	—	2,490	—	2,490
Premium related to term B Loan issued in debt exchange	—	—	—	—	2,572	—	2,572	—	2,572
Conversion of Series B Preferred Shares	(50,989)	(1)	254,943	3	(2)	—	—	—	—
Release of restricted stock units	—	—	314,429	3	(3)	—	—	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(100,979)	(1)	(553)	—	(554)	—	(554)
Distribution to minority interest holders	—	—	—	—	—	—	—	(82)	(82)
Balance at June 30, 2011	134,720	$1	24,454,924	$245	$1,823,834	$(1,848,549)	$(24,469)	$—	$(24,469)

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended June 30,
	2011	2010
	(in thousands)

Cash flows from operating activities:
Net loss	$(10,223)	$(34,891)
Adjustments to reconcile net loss to net cash (used in) provided by operating
Depreciation and amortization	2,765	2,615
Share-based compensation	2,534	1,724
Change in market value of embedded derivative liability	(2,491)	5,860
Gain on conversion of debt	—	(265)
Gain on disposal of fixed assets	(45)	—
Loss on extinguishment of debt	3,794	20,765
Capitalization of interest to principal	415	937
Amortization of debt issuance costs	276	605
Amortization of debt discounts	1,468	1,311
Amortization of debt premiums	(80)	—
Other	(24)	510

Change in operating assets and liabilities:
Accounts receivable	3,287	1,809
Inventory	2,325	(5,432)
Prepaids and other assets	1,132	266
Accounts payable	(3,559)	3,725
Accrued expenses and other liabilities	(3,438)	1,346
Deferred revenue	(4,807)	154
Net cash (used in) provided by operating activities	(6,671)	1,039

Cash flows from investing activities:
Capital expenditures	(3,178)	(2,261)
Other	—	(3)
Net cash used in investing activities	(3,178)	(2,264)

Cash flows from financing activities:
Payment of convertible debentures	—	(10,000)
Payment of senior debt	(8,000)	(5,000)
Cash restricted for payment of senior debt	(1,500)	—
Equity issuance costs	—	(1,050)
Debt issuance costs	(60)	(1,365)
Prepayment fee on senior debt	—	(50)
Repurchase and retirement of restricted stock units for payroll taxes	(554)	—
Capital lease obligations	(8)	(233)
Net cash used in financing activities	(10,122)	(17,698)

Net decrease in cash	(19,971)	(18,923)
Cash and cash equivalents at beginning of period	38,127	57,544
Cash and cash equivalents at end of period	$18,156	$38,621

Supplemental disclosure of non cash transactions:
Cash paid during the period for:
Interest	$5,249	$4,155
Income taxes	$511	$643
Non cash investing and financing activites:
Common stock issued in exchange for Series B Preferred Stock	$3	$27,584
Common stock issued for restricted stock units	$3	$—
Residual value allocated to the equity conversion feature	$2,490	$—
Premium related to term B Loan issued in Debt exchange	$2,572	$—
Issuance of 2014 convertible debentures	$—	$40,343
Common stock issued in exchange for 2024 debentures	$—	$36,317
Preferred stock - Series B issued in exchange for 2024 debentures	$—	$16,187

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at June 30, 2011 and September 30, 2010, the consolidated results of our operations for the three and nine months ended June 30, 2011 and 2010, our consolidated cash flows for the nine months ended June 30, 2011 and 2010, and the changes in our stockholders’ deficit for the nine months ended June 30, 2011. The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Financial Instruments

ASC Topic 825, “Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments include cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and various debt instruments. These financial instruments are stated at their carrying values, which are estimates of their fair values because of their nearness to cash settlement, except for the debt instruments disclosed below, or the comparability of their terms to the terms the Company could obtain, for similar instruments, in the current market.

Restricted cash consists of various commitments of $1.9 million recorded in other current assets; including cash designated for debt payment obligations of $1.5 million. In addition, there is an interest-bearing certificate of deposit (“CDs”) collateralizing letters of credit of $1.5 million, which are included in other assets in the Unaudited Consolidated Balance Sheets as of June 30, 2011.

The Company’s debt consists of two term loans (the Term Loans A and B), each in the principal amount of $9.34 million. The Company estimates the fair values of the Term Loans A and B using a convertible bond valuation model within a lattice framework. These valuations are determined using Level 3 inputs. The valuation model combines expected cash outflows with  market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of the  Company’s common stock into which the Term B loan is convertible.

As of June 30, 2011, the fair value of the Term A Loan was $10.2 million. The carrying value of the Term A Loan was $9.8 million, net of a $0.5 million remaining premium, which is amortized as interest expense over the life of the loan. The Term A Loan maturity date is February 4, 2014.

As of June 30, 2011, the fair value of the Term B Loan was $9.7 million. The carrying value of the Term B Loan was $7.0 million, net of a $2.3 million remaining discount, which was amortized as interest expense over the life of the loan. The Term B Loan maturity date is October 30, 2014.

The Company estimates the fair values of the 2014 Debentures (convertible subordinated debt) and embedded derivatives using a convertible bond valuation model within a lattice framework. These valuations are determined using Level 3 inputs. The valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of the Company’s common stock into which the 2014 Debentures are convertible. As the conversion price is not being indexed to the Company’s common stock, the embedded derivative is bifurcated and presented on the balance sheet at fair value and the embedded derivative will be marked to market. The change in the fair value of the embedded derivative is primarily related to the change in price of the underlying common stock. The change in value of the embedded derivative is a non-cash item. At the Company’s option, it can settle the embedded derivative in either cash or common shares. As the Company intends to, and has the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470 Debt (“ASC 470”), the Company has classified the liability as a long-term liability on its Unaudited Consolidated Balance Sheet as of June 30, 2011.

As of June 30, 2011, the fair value of the 2014 Debentures was $45.1 million excluding the fair value of the embedded derivative of $13.0 million. The change in fair value of the embedded derivative from September 30, 2010 was reflected as a gain on embedded derivative in the Unaudited Consolidated Statement of Operations for the three and nine months ended June 30, 2011. As of June 30, 2011, the outstanding 2014 Debentures were carried on the balance sheet at $40.3 million, net of a $6.2 million remaining discount, which was amortized as interest expense over the life of the debentures.

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

Note 2. Supplemental Financial Information

Inventory

The following table presents the principal components of the Company’s inventory:

	June 30, 2011 (unaudited)	September 30, 2010
	(in thousands)
Raw materials	$1,281	$2,815
Work-in-process	10,990	12,854
Finished goods	12,677	11,604
Total	$24,948	$27,273

Revenues by Markets

We classify our revenues based on the markets into which our products are sold: (i) Carrier Networking, (ii) Enterprise Networking and (iii) Non-Core. The following table presents product revenues (excluding IP revenue) from these markets:

	Three Months ended June 30,		Nine Months ended June 30,
	2011	2010	2011	2010
	(unaudited) (in thousands)

Carrier Networking	$14,790	$14,983	$48,453	$51,341
Enterprise Networking	16,091	18,725	49,982	56,655
Non-Core	975	3,825	5,420	14,809
Product Revenues	$31,856	$37,533	$103,855	$122,805

Revenues by Geographic Area

	Three Months ended June 30,		Nine Months ended June 30,
	2011	2010	2011	2010
	(unaudited) (in thousands)

United States	$16,044	$12,264	$51,653	$41,091
Asia Pacific	14,555	18,053	42,683	55,014
Europe	3,489	5,572	12,084	19,120
Other	1,900	1,644	4,207	7,870
Total Net Revenues	$35,988	$37,533	$110,627	$123,095

Computation of Net Income (Loss) per Share

The following table presents the computation of income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands, except per share data)
Net income (loss)	$6,550	$33,029	$(10,223)	$(34,891)
Fair value adjustment of Preferred Stock - Series B	—	—	—	126
Net income (loss) available to common stockholders	6,550	33,029	(10,223)	(35,017)

Allocation of earnings to Preferred Stock - Series B	176	1,516	—	—
Net income (loss) available to common stockholders after allocation for participating securities	6,374	31,513	(10,223)	(35,017)

Impact of assumed conversions:
Interest on 2014 Debentures, net of tax	1,237	1,161	—	—
Interest on Term B loan, net of tax	284	—	—	—
Net income (loss) available to common stockholders plus assumed conversions	$8,071	$34,190	$(10,223)	$(35,017)

Weighted average number of shares - Basic	24,447	22,780	24,266	20,105
Effect of dilutive common stock equivalents from:
Outstanding stock options	25	149	—	—
Outstanding restricted stock units	178	187	—	—
Convertible preferred stock	674	1,096	—	—
2014 Convertible debentures	10,332	10,332	—	—
Term B Loan	1,887	—	—	—
Weighted average number of shares - Diluted	37,543	34,544	24,266	20,105

Net income (loss) per common share
Net income (loss) available to common stockholders after allocation for participating securities - Basic	$0.26	$1.38	$(0.42)	$(1.74)

Net income (loss) available to common stockholders - Diluted	$0.17	$0.96	$(0.42)	$(1.74)

Impact of assumed conversions:
Interest on 2014 Debentures, net of tax	0.03	0.03	—	—
Interest on Term B loan, net of tax	0.01	—	—	—
Net income (loss) available to common stockholders plus assumed conversions	$0.21	$0.99	$(0.42)	$(1.74)

In accordance with ASC Topic 260 Earnings per Share (“ASC 260”), basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.

For the three months ended June 30, 2011 and 2010, the Company recorded net income from operations and accordingly included common stock equivalents from convertible debentures, convertible loans, convertible preferred stock, stock options, and restricted stock units in the diluted earnings per share calculation.

For the nine months ended June 30, 2011 and 2010, the Company recorded a net loss from operations. In accordance with ASC 260, all outstanding potential common shares were excluded from the diluted loss per share computation. For periods in which the Company reports a net loss, diluted loss per share is calculated using only the weighted average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would be anti-dilutive.

Under the two-class method of determining earnings for each class of stock, the Company considers the dividend rights and participation rights in undistributed earnings for each class. The allocation of undistributed earnings to preferred shares is equal to the amount of earnings per common share that would be distributed on an as-converted basis.

The potential common shares excluded from the diluted per share computation are as follows:

	Three Months ended June 30,		Nine Months ended June 30,
	2011	2010	2011	2010
	(unaudited) (in thousands)

Outstanding stock options	1,350	951	1,429	1,015
Outstanding restricted stock units	343	28	287	96
Outstanding warrants	8	8	8	8
Convertible preferred stock	—	—	674	1,096
2014 Convertible debentures	—	—	10,332	10,332
Term B loan convertible note	—	—	1,887	—
Total potential common stock excluded from calculation	1,701	987	14,617	12,547

Note 3. Debt

As of June 30, 2011, the outstanding 2014 Debentures were carried on the balance sheet at $40.3 million, net of a $6.2 million remaining discount. Unamortized debt issuance costs, as of June 30, 2011, were $0.8 million. The 2014 Debentures mature in October 2014 and bear interest at a fixed rate of 8.0% per annum. Interest is payable semi-annually.

On January 18, 2011, the Company paid $8.0 million against the principal balance of the Senior Term Loan. Effective February 4, 2011, the Company exchanged the existing Senior Term Loan for two term loans (the Term Loans A and B), each in the principal amount of $9.34 million.

The Term A Loan bears interest at a fixed rate of 10.5% per annum beginning on February 4, 2011, payable quarterly in arrears, with a maturity date of February 4, 2014. Prepayment of the Term A Loan was permitted at 101% of the principal amount plus accrued interest until August 4, 2011, after which the prepayment option expired.

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

The Company evaluated the Term A and B Loans issued in exchange for the Senior Term Loan pursuant to the guidance in ASC 470. The Company determined that it has not received any concessions from the noteholders in connection with the exchange and accordingly, the transaction was not accounted for as a troubled debt restructuring. However, due to the addition of a substantive conversion feature in the Term B Loan, as compared to the terms of Senior Term Loan, the Company accounted for the exchange of instruments, in settlement for the Senior Term Loan, as a debt extinguishment, pursuant to the guidance in ASC 470.

Pursuant to ASC 470, the Company recorded the Term Loans A and B, issued in extinguishment of the Senior Term Loan at fair value and recognized a $3.9 million loss for the difference between the aggregate fair values of the new instruments plus additional amounts and fees paid to the noteholders compared to the net carrying value of the Senior Term Loan. For the purposes of calculating this loss on extinguishment, the net carrying amount of the Senior Term Loan was $18.7 million, which included the remaining outstanding principal of $17.0 million, the Payment-in-Kind (“PIK”) balance of $1.7 million, and the balance of the unamortized costs of $0.6 million, as of February 4, 2011.

On February 4, 2011, the Company recorded the Term A Loan at fair value, which was $9.9 million, including a premium of $0.6 million. The difference between the fair value and the face value (principal) of the Term A Loan represents a premium that will be amortized as a reduction of interest expense over the life of the loan. The premium calculated for the Term A Loan decreased the Company’s effective interest rate from the stated fixed rate of 10.5% per annum. At June 30, 2011, the effective interest rate on the Term A Loan was 8.5%. The carrying value will decrease over the life of the Term A Loan as the excess of the fair value over the face value of the note is amortized.

As of June 30, 2011, the fair value of the Term A Loan was $10.2 million, and was carried on the balance sheet at $9.8 million, including the unamortized premium of $0.5 million. For the three and nine months ended June 30, 2011, the premium amortization related to the Term A Loan was $0.05 million and $0.1 million, respectively.

On February 4, 2011, the Term B Loan fair value was determined to be $11.9 million, which included a premium of $2.6 million representing the difference between the fair value of the loan, including all terms and features of the note, and the face value of the note of $9.3 million. Since the note included an equity conversion feature, the $2.6 million premium was credited to additional paid in capital in accordance with ASC 470-20-25. Additionally, as the equity conversion feature allows for the Company to potentially settle any conversion request in either shares of its common stock or cash, at the Company’s option, the equity conversion feature was allocated a value of $2.49 million calculated as the difference between the $9.3 million face value of the note and the $6.9 million estimated fair value of the note, as determined based upon the note as  an assumed standalone instrument including all terms and features except the equity conversion feature. The allocated equity conversion feature value of $2.49 million was recorded as a debt discount and a credit to additional paid in capital in accordance with ASC 470-20-15. The debt discount will be amortized as additional interest expense over the life of the debt using the effective interest method. Accordingly, the Term B loan debt discount increased the Company’s effective rate of interest from the stated or nominal fixed rate of 8.0% per annum to an effective interest rate of 17.7% per annum as of June 30, 2011.

As of June 30, 2011, the fair value of the Term B Loan was $9.7 million, and was carried on the balance sheet at $7.0 million, net of the unamortized discount of $2.3 million. For the three and nine months ended June 30, 2011, the discount amortization related to the Term B Loan was $0.1 million and $0.2 million, respectively.

During the quarter ended June 30, 2011, the Company completed two transactions, from which $1.5 million in proceeds was restricted for the use in the partial payment of the Term A Loan.  The 2nd amendment to the Term Loans A and B and the 2014 Debenture agreement each include requirements that the Company remit any cash proceeds generated from the sale of assets to pay principal on the outstanding debt, in a prescribed order of payment.    The Company obtained a waiver from the noteholder allowing the Company to remit $1.5 million of the proceeds and to retain the remainder which is included in cash as of June 30, 2011.  As such, the $1.5 million was classified as restricted cash and $1.5 million of the Term A loan was classified out of long-term liabilities and into current liabilities. On July 15, 2011, the Company used the $1.5 million set aside in restricted cash to pay a portion of the Term A Loan.

Note 4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following at June 30, 2011 and September 30, 2010 (in thousands):

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2011 (unaudited)

Derivative liability – compound embedded derivative - 2014 Debenture	$—	$—	$12,985	$12,985

September 30, 2010

Derivative liability – compound embedded derivative - 2014 Debenture	$—	$—	$15,476	$15,476

The following table provides a reconciliation of the beginning and ending balances for the derivative liability-embedded derivative measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Compound Embedded Derivative related to 2014 Debentures
Balance at September 30, 2010	$15,476
Transfers in and /or out of Level 3	—
Purchases, sales, issuances, and settlements	—
Total net gains included in earnings	(2,491)
Balance at June 30, 2011 (unaudited)	$12,985

The embedded derivative liability, which is included in long term liabilities, represents the value of the equity conversion feature and a “make-whole” feature of the 2014 Debentures. The make-whole feature, requiring the Company to redeem foregone interest upon conversion by the holder, which for accounting purposes results in the exercise price not being indexed to the Company’s own stock, which in turn results in the presentation of the embedded derivative as a standalone liability at fair value.

There is no current observable market for this type of derivative and, as such, the Company determined the value of the embedded derivative using a lattice-based convertible bond valuation model that combined expected cash outflows with market-based assumptions. The fair value of the 2014 Debentures (convertible subordinated debt) without the embedded derivative feature was also estimated using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding shares of the Company’s common stock into which the 2014 Debentures are convertible. As the conversion price is not being indexed to the Company’s own stock, the embedded derivative is bifurcated and presented on the balance sheet at fair value and the embedded derivative will be marked to market.  The change in the fair value of the bifurcated embedded derivative is primarily related to the change in price of the underlying common stock.

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

Note 5. Income Taxes

The provision for income taxes as a percentage of income from operations before income taxes was 0.72% for the nine months ended June 30, 2011 compared to 8.84% for the comparable period in the prior year. For the year ending September 30, 2011, the Company’s estimated effective tax rate is (1.43%).  The Company’s effective tax rate is primarily impacted by operating losses.

Because the Company has historically experienced net tax losses, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

The total amount of gross unrecognized tax benefits was approximately $10.6 million as of June 30, 2011. The total amount of gross unrecognized tax benefits decreased by $0.2 million related to a change in its state tax filing methodology.

As of June 30, 2011, approximately $0.5 million of the $10.6 million FIN 48 unrecognized tax benefits related to the Company’s state tax liability is recorded in accrued expenses and other current liabilities on the Unaudited Consolidated Balance Sheet. Of the remaining balance, $10.0 million relates to federal and state research and development tax credits that have not been utilized and are fully reserved.

Note 6. Stockholders’ Equity

Stock Option Plans

Under all stock option plans in effect, as of June 30, 2011, a total of 4,478,405 shares of common stock have been reserved for issuance and 1,262,862 shares remain available for future grant. The following table summarizes compensation costs related to the Company’s share based compensation plans.

	Three Months ended June 30,		Nine Months ended June 30,
	2011	2010	2011	2010
	(unaudited) (in thousands)

Cost of revenues	$123	$100	$353	$326
Engineering, research and development	288	183	757	587
Selling, general and administrative	515	314	1,424	811
Total share-based compensation expense	$926	$597	$2,534	$1,724

Stock Options

Activity under all stock option plans for the nine months ended June 30, 2011, was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value

Options outstanding, September 30, 2010	1,490,364	$52.40	6.16	—
Granted	520,114	$4.41	—	—
Exercised	—	—	—	—
Cancelled or expired	(199,650)	$116.38	—	—
Options outstanding, June 30, 2011 (unaudited)	1,810,828	$31.56	6.60	$4,538
Options exercisable, June 30, 2011 (unaudited)	898,776	$58.58	4.17	—

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended June 30, 2011, was as follows:

	Shares	Weighted Average Grant-Date Fair Value per Share

Restricted stock units outstanding, September 30, 2010	770,786	$5.72
Awarded	1,071,995	4.39
Released	(314,429)	6.09
Forfeited	(123,637)	4.70
Restricted stock units outstanding, June 30, 2011 (unaudited)	1,404,715	$4.71

Note 7. Commitments and Contingencies

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints.  Although the ultimate outcome of these matters cannot be determined, management believes that, as of June 30, 2011, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Note 8. Subsequent Events

Payment on Term A Loan

On July 15, 2011, the Company used $1.5 million from restricted cash to pay a portion of the Term A Loan. (See Note 3 Debt in the accompanying Unaudited Consolidated Financial Statements). In addition, the Company paid a 1.0% prepayment penalty.  Subsequent to the payment, the outstanding principal balance of the Term A Loan was $7.8 million and interest expense will be reduced by $0.3 million over the life of the loan.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2010. There have been no significant changes to these policies during the nine months ended June 30, 2011. These policies and estimates continue to be those that we believe are most important to a reader’s ability to understand our financial results.

Results of Operations for the three and nine months ended June 30, 2011 compared to the three and nine months ended June 30, 2010

The following table sets forth certain Unaudited Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months ended June 30,		Nine Months ended June 30,
	2011	2010	2011	2010
	(unaudited)

Net revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenues	37.5%	41.8%	36.9%	44.0%
Engineering, research and development	34.9%	36.4%	37.9%	30.7%
Selling, general and administrative	26.6%	23.1%	27.1%	23.1%
Amortization of intangible assets	0.2%	0.5%	0.3%	0.5%
Costs and expenses	99.2%	101.8%	102.2%	98.3%
Income (loss) from operations	0.8%	(1.8)%	(2.2)%	1.7%
Other expense (income):
Interest expense, net	5.4%	6.7%	5.9%	5.7%
(Gain) loss on embedded derivative	(22.1)%	(87.3)%	(2.3)%	4.8%
(Gain) loss on extinguishment of debt	0.0%	(0.7)%	3.5%	17.3%
Other expense (income), net	0.1%	0.2%	0.0%	(0.0)%
Other (income) expense, net	(16.6)%	(81.1)%	7.1%	27.8%
Income (loss) before income tax expense (benefit)	17.4%	79.3%	(9.3)%	(26.1)%
Income tax expense (benefit)	(0.6)%	(8.6)%	(0.1)%	2.3%
Net income (loss)	18.0%	87.9%	(9.2)%	(28.4)%
Fair value adjustment of Preferred Stock - Series B	0.0%	0.0%	0.0%	0.1%
Net income (loss) available to common stockholders	18.0%	87.9%	(9.2)%	(28.5)%

Product Revenues

We classify our product revenues based on the markets into which our products are sold: (i) Carrier Networking, (ii) Enterprise Networking and (iii) Non-Core. The Carrier Networking market includes core, metro, access, mobile and backhaul networks. The Enterprise Networking market covers Ethernet switching and transmission within local area networks in small-medium enterprise (“SME”) and small-medium business (“SMB”) markets. The Non-Core market is comprised of legacy products that have not received additional investment over the last five years and, as a result, has generally been in decline.

The following tables summarize the Company’s product revenues by market:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)

Carrier Networking	$14,790	46.4%	$14,983	39.9%	$(193)	(1.3)%
Enterprise Networking	16,091	50.5%	18,725	49.9%	(2,634)	(14.1)%
Non-Core	975	3.1%	3,825	10.2%	(2,850)	(74.5)%
Product Revenues	$31,856	100.0%	$37,533	100.0%	$(5,677)	(15.1)%

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)

Carrier Networking	$48,453	46.7%	$51,341	41.8%	$(2,888)	(5.6)%
Enterprise Networking	49,982	48.1%	56,655	46.1%	(6,673)	(11.8)%
Non-Core	5,420	5.2%	14,809	12.1%	(9,389)	(63.4)%
Product Revenues	$103,855	100.0%	$122,805	100.0%	$(18,950)	(15.4)%

Product revenues for the three and nine months ended June 30, 2011 were $31.9 million and $103.9 million, respectively, compared to $37.5 million and $122.8 million for the same periods in 2010.

Product revenues from Carrier Networking for the three and nine months ended June 30, 2011 decreased by $0.2 million and $2.9 million, respectively, compared to the same periods in 2010. These decreases were primarily due to continued weakness in the Asia Pacific region, which declined by $1.3 million from the same three-month period in 2010 and $5.6 million compared to the first nine months in 2010. The weakness was seen across a wide range of customers and products, primarily in China. This decrease was partially offset by increased sales in the United States. Compared with the third quarter of fiscal year 2010, we saw growth in some of our connectivity products, including our crosspoint switch and 1 Gigabit Ethernet PHY products offset by declines in our processing products for SONET applications and Physical Media Device (“PMD”) devices for optical module applications.

Product revenues from Enterprise Networking for the three and nine months ended June 30, 2011 decreased by $2.6 million and $6.7 million, respectively, compared to the same periods in 2010. The decrease is primarily due to weakness in the Company’s switch and 1 Gigabit Ethernet PHY products selling into low-end SME applications.

Product revenues from Non-Core for the three and nine months ended June 30, 2011 decreased by $2.9 million and $9.4 million, respectively, compared to the same periods in 2010. The decrease is primarily due to a decline of the Company’s network processing product line and fibre channel PHY products.

Intellectual Property (IP) Revenues

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
IP Revenues	$4,132	11.5%	$—	0.0%	$4,132	100.0%

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
IP Revenues	$6,772	6.1%	$290	0.2%	$6,482	2235.3%

IP revenues for the three and nine months ended June 30, 2011 increased by $4.1 million and $6.5 million, respectively, compared with the same periods in 2010 as the Company completed two IP agreements during the quarter.  We recognized royalty revenues of $0.2 million and $0.5 million for the three and nine months ended June 30, 2011, respectively. No material royalties were received or recognized for the same periods in 2010. Costs associated with the sale of IP are included in Selling, general and administrative expenses.

Cost of Revenues

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Cost of Revenues	$13,488	37.5%	$15,702	41.8%	$(2,214)	(14.1)%

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Cost of Revenues	$40,831	36.9%	$54,167	44.0%	$(13,336)	(24.6)%

We use third-parties for wafer fabrication and assembly services.  Cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; (iii) test services; and (iv) labor and overhead costs associated with product procurement, planning, and quality assurance. There was no cost of revenues associated with IP revenues for any periods presented.

Cost of net revenues for the three and nine months ended June 30, 2011 decreased by $2.2 million and $13.3 million, respectively, compared to the same periods in 2010. The cost of net revenues as a percentage of net revenues for the three and nine months ended June 30, 2011 were 37.5% and 36.9%, respectively, compared to 41.8% and 44.0% for the same periods in 2010.   The decrease in the cost of net revenues is primarily attributable to lower product revenues.

Excluding IP revenue, the cost of net revenues as a percent of product revenues for the three and nine months ended June 30, 2011 was 42.3% and 39.3%, respectively, compared to 41.8% and 44.1% for the same periods in 2010.  The decrease in the cost of net revenues as a percent of product revenues for the nine month period ended June 30, 2011, compared with the same period in 2010, is due to improved material costs, improved product yields and lower test costs resulting from the transition of our test manufacturing activities from its California facility to an outsource model using an offshore facility.

For the three and nine months ended June 30, 2011, we decreased production volumes in response to market declines and  improvements in availability of capacity at foundries and assembly sub-contractors eliminating the need to maintain  higher inventory balances.  As a result, production costs per unit have increased.   We expected to continue to adjust our inventory levels and anticipate that the sale of these higher cost inventories will temporarily increase our cost of net product revenues in future periods.

Engineering, Research and Development

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Engineering, research and development	$12,551	34.9%	$13,674	36.4%	$(1,123)	(8.2)%

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Engineering, research and development	$41,974	37.9%	$37,909	30.7%	$4,065	10.7%

Engineering, research and development expenses consist primarily of salaries and related costs, including share-based compensation expense of employees engaged in research, design and development activities. Engineering, research and development also includes costs of mask sets and electronic design automation tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. We will continue to concentrate our spending in this area to meet customer requirements and to respond to market conditions.

Engineering, research and development expense decreased $1.1 million, or 8.2% and increased $4.1 million, or 10.7% for the three and nine months ended June 30, 2011, respectively, compared to the same periods in 2010. The lower engineering, research and development expenses for the three months ended June 30, 2011 is primarily attributable to lower labor expenses of $0.5 million and lower tooling costs of $0.4 million resulting from fewer mask sets used during the quarter.

The increase in engineering, research and development expenses for the nine months ended June 30, 2011 is mainly attributable to increased engineering tool costs of $3.1 million, attributable to an increase in mask sets used and expenses related to electronic design automation tools and new product evaluation boards, associated with a higher level of new product introductions. The remainder of the increase results from increased facility and labor costs.

Selling, General and Administrative

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Selling, general and administrative	$9,561	26.6%	$8,669	23.1%	$892	10.3%

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Selling, general and administrative	$29,997	27.1%	$28,354	23.0%	$1,643	5.8%

Selling, general and administrative (“SG&A”) expense consists primarily of personnel-related expenses, including share based compensation expense as well as, legal and other professional fees, facilities expenses, and outside labor.

SG&A expenses increased $0.9 million and $1.6 million for the three and nine months ended June 30, 2011, respectively, compared to the same periods of 2010.

The increase in SG&A expense for the three months ended June 30, 2011 is due in part to higher compensation related expenses of approximately $0.6 million, including a $0.2 million increase in non-cash stock related compensation, higher selling expenses of approximately $0.5 million and higher facility and related expenses of $0.6 million. These increases were partially offset by lower professional fees of $0.7 million.

The increase in SG&A expense for the nine months ended June 30, 2011 is due in part to higher compensation related expenses of approximately $2.0 million, including a $0.6 million increase in non-cash stock related compensation, higher selling expenses of approximately $0.5 million and higher facility and related expenses of $1.8 million. These increases were partially offset by lower professional fees of $1.9 million and a non-recurring debt restructuring charge of $1.0 million that occurred in the first quarter of 2010.

The higher facility and related expenses are primarily due to re-allocation of our facility in Camarillo, California from cost of revenues of SG&A due to closure of our test floor and the move to an outsource model.

Interest Expense, net

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Interest expense, net	$1,929	5.4%	$2,496	6.7%	$(567)	(22.7)%

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Interest expense, net	$6,487	5.9%	$7,036	5.7%	$(549)	(7.8)%

Net interest expense is comprised of interest expense, net of interest income, and amortization of debt discount and premium, and amortization of debt issuance costs.

For the three and nine months ended June 30, 2011, interest expense decreased by $0.6 million, compared to the same periods in 2010. The decrease is primarily due to the pay-down of $8.0 million on the Senior Term Loan in January 2011 and restructuring of the Senior Term Loan on February 4, 2011.  (See Note 3 Debt in the accompanying notes to Unaudited Consolidated Financial Statements.)

For the three months ended June 30, 2011, interest expense and amortization of the debt discount and of debt issuance costs related to the 2014 Debentures was $0.9 million and $0.5 million, respectively, compared to $0.9 million and $0.5 million, for the same period in 2010. Due to the restructuring of the Senior Term Loan on February 4, 2011, there was no interest expense or amortization of debt issue costs for the Senior Term Loan for the three months ended June 30, 2011. For the same period in 2010, the interest expense and amortization of debt issue costs for the Senior Term Loan were $0.9 million and $0.2 million, respectively. For the three months ended June 30, 2011, the interest expense and amortized debt issuance costs for Term Loans A and B were $0.4 million, in total. The premium amortization for the Term A Loan was $0.05 million and the discount amortization of the Term B Loans was $0.1 million, compared to $0 for the same period in 2010, since there were no Term A and B Loans in fiscal year 2010.

For the nine months ended June 30, 2011, interest expense and amortization of the debt discount and of debt issuance costs related to the 2014 Debentures was $2.8 million and $1.5 million, respectively, compared to $2.6 million and $1.4 million for the same period in 2010. For the nine months ended June 30, 2011, interest expense and amortization of debt issue costs for the Senior Term Loan was $1.2 million and $0.3 million, respectively, compared to $2.4 million and $0.6 million for the same period in 2010. For the nine months ended June 30, 2011, the interest expense and amortized debt issuance costs for Term Loans A and B were $0.7 million, in total.  The premium amortization for the Term A Loan was $0.08 million and the discount amortization of the Term B Loans was $0.2 million, compared to $0 for the same period in 2010, since there were no Term A and B Loans in fiscal year 2010.

(Gain) Loss on Embedded Derivative

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Gain on embedded derivative	$(7,951)	(22.1)%	$(32,771)	(87.3)%	$(24,820)	(75.7)%

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
(Gain) loss on embedded derivative	$(2,491)	(2.3)%	$5,860	4.8%	$8,351	142.5%

The gain on the embedded derivative associated with the 2014 Debentures was $8.0 million and $2.5 million for the three and nine months ended June 30, 2011, respectively, compared to a gain of $32.8 million and a loss of $5.9 million for the same periods in 2010.  For the three and nine months ended June 30, 2011, the gain on embedded derivative decreased by $24.8 million and increased by $8.4 million, respectively compared to the same periods in 2010. The change in the fair value of the embedded derivative is primarily related to the change in price of the underlying common stock. The Company also recorded a loss of $1.1 million, for the nine months ended June 30, 2010, to reflect the fair value of the derivative liability—premium put associated with the Company’s then outstanding 2024 Debentures at the date the put option was exercised.

(Gain) Loss on Extinguishment of Debt

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
(Gain) loss on extinguishment of debt	$—	0.0%	$(265)	(0.7)%	$265	100%

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
(Gain) loss on extinguishment of debt	$3,874	3.5%	$21,311	17.3%	$(17,437)	(82)%

In fiscal year 2011, the loss on extinguishment of debt of $3.9 million is associated with the restructuring of the Senior Term Loan on February 4, 2011 (See Note 3 Debt in the accompanying notes to Unaudited Consolidated Financial Statements.)

In fiscal year 2010, the we finalized negotiations with the noteholders of the 2024 Debentures to settle the obligations, including all amounts owed under the derivative liability for the premium put option, with a combination of cash; shares of the our common stock, shares of the our Series B Preferred stock, and $50.0 million face value of 2014 Debentures. We recorded the new instruments issued in extinguishment of the 2024 Debentures at fair value and recognized a $21.6 million loss for the difference between the fair values of the new instruments, including approximately $0.8 million for fees paid to the noteholders, compared to the net carrying value of the 2024 Debentures. For the purposes of calculating this loss on extinguishment, the net carrying amount of the 2024 Debentures includes the $96.7 million of the 2024 Debentures and $13.3 million of the premium put derivative, recorded at fair value as required by ASC 470.

Income Tax (Benefit) Expense

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Income tax benefit	$(227)	(0.6)%	$(3,244)	(8.6)%	$3,017	93%

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
(in thousands, except percentages)
Income tax (benefit) expense	$(78)	(0.1)%	$2,781	2.3%	$(2,859)	(102.8)%

Income tax benefit was $0.2 million and $0.1 million for the three and nine months ended June 30, 2011, respectively, compared to income tax benefit of $3.2 million and income tax expense of $2.8 million for the same periods in 2010. The decrease in income tax expense is primarily due to a projected federal tax loss for fiscal year 2011.

Liquidity and Capital Resources

Cash Flow Analysis

Cash and cash equivalents decreased to $18.2 million at June 30, 2011, from $38.6 million at June 30, 2010. Cash was used in operations, for capital expenditures and payment of debt. Cash expenses for the Nine Months Ended June 30, 2011 included $5.2 million for interest related to the 2014 Debentures, the Senior Term Loan, and Term A and B Loans, as well as $0.5 million for income taxes, compared to $4.2 million for interest related to the 2014 Debentures and the Senior Term Loan and $0.6 million for income taxes for the same period in 2010.

	Nine Months Ended June 30,
	2011	2010
	(in thousands)
Net cash (used in) provided by operating activities	$(6,671)	$1,039
Net cash used in investing activities	(3,178)	(2,264)
Net cash used in financing activities	(10,122)	(17,698)
Net decrease in cash and cash equivalents	(19,971)	(18,923)
Cash and cash equivalents at beginning of period	38,127	57,544
Cash and cash equivalents at end of period	$18,156	$38,621

Net Cash Used in Operating Activities

During the nine months ended June 30, 2011, cash used in operations totaled $6.7 million. Of the $6.7 million of cash used in operations, we used $1.6 million to fund the cash requirements of our net loss which excludes non-cash items including depreciation and amortization, loss on extinguishment of debt and share based compensation. We used $7.0 million pay down our current liabilities and $4.8 million related to a decrease in deferred revenue. These uses were partially offset by the generation of cash from the collection of accounts receivable.

The decrease in accounts receivable is primarily due to the timing of sales and a decrease in revenues compared to the same period last year. The lower inventory is due to reduced purchases and production resulting from lower sales and an effort to reduce inventory levels.   Lower accounts payable is due to the reduction in purchases from our suppliers once industry-wide material shortages eased, as well as the timing of payments to our vendors and other service providers. Accrued expenses and other liabilities decreased primarily due to the payment of the $3.0 million SEC settlement, which was accrued for in prior years.

During the nine months ended June 30, 2010, cash provided by operations totaled $1.0 million. We used $0.8 million to fund the cash portion of our net loss which excludes non-cash items including depreciation and amortization, loss on extinguishment of debt and share based compensation. We also used $5.4 million of cash to build up our inventory levels. These uses were partially offset by the generation of cash from the collection of accounts receivable and increase in current liabilities. For the nine months ended June 30, 2010, cash generated by operating activities totaled $6.4 million. The decrease in accounts receivable is primarily due to the timing of sales and a decrease in revenues compared to the same period last year. The higher inventory was due to increased purchases and production resulting from higher anticipated demand.   Higher accounts payable is due to the increased in purchases from our suppliers as well as the timing of payments to our vendors and other service providers.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $3.2 million and $2.3 million in the nine months ended June 30, 2011 and 2010, respectively and used for capital expenditures.

Net Cash Used in Financing Activities

Financing activities used $10.1 million in cash in the nine months ended June 30, 2011, for a principal payment of $8.0 million on the Senior Term loan, $1.5 million increased in restricted cash for payment of our Term A Loan (See Note 3 Debt and Note 8 Subsequent Events in the accompanying notes to Unaudited Consolidated Financial Statements), and $0.6 million for the repurchase and retirement of restricted stock units for payroll taxes. In the nine months ended June 30, 2010, financing activities used $17.7 million, primarily due to a cash payment of $10.0 million to the holders of 2024 Debentures, $5.0 million to pay down the principal amount of the Senior Term Loan, equity issuance costs of $1.1 million, and debt issuance costs of $1.4 million.

Liquidity and Capital Resources, Contingent Liabilities and Operating Leases

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalent balances, cash generated from product sales, and the sales or licensing of our intellectual property, including the sale of patents. As of June 30, 2011, our cash and cash equivalents totaled $18.2 million. Our working capital at June 30, 2011 was $33.0 million. As of September 30, 2010, our cash and cash equivalents totaled $38.1 million and working capital was $48.0 million.

In order to achieve sustained profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenue. We have completed a series of cost reduction actions, which have improved our operating expense structure and we will continue to perform additional actions, as necessary. Our ability to maintain, or increase, current revenue levels to sustain profitability will depend, in part, on demand for our products. The Company believes that its existing cash and cash equivalent balances, along with cash expected to be generated from product sales and the sale or licensing of our intellectual property, including the sale of patents, will be sufficient to fund its operations and research and development efforts, anticipated capital expenditures, working capital, and other financing requirements for the next 12 months.

On July 15, 2011, we prepaid $1.5 million of our Term A loan, and we have no other principal payments on currently outstanding debt due in the next 12 months.

In order to increase our working capital, we may seek to obtain additional debt or equity financing. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

Contractual Obligations

	Payment Obligations for fiscal years ending September 30:
	Remaining in 2011	2012 - 2013	2014-2015	2016 and thereafter	Total
Convertible subordinated debt	$—	$—	$46,500	$—	$46,500
Term A Loan	1,500	—	7,841	—	9,341
Term B Loan	—	—	9,341	—	9,341
Operating leases	995	6,081	3,060	199	10,335
Software licenses	2,513	1,467	140	—	4,120
Inventory and related purchase obligations	3,334	12,658	6,833	—	22,825
Total	$8,342	$20,206	$73,715	$199	$102,462

As of June 30, 2011, the 2014 Debentures, with a face value of $46.5 million, were outstanding, with a maturity date of October 30, 2014. The Company also has outstanding Term A and B Loans with a face value of $18.7 million. Payments with respect to the Term A Loan are interest only until the maturity date of February 4, 2014. Payments with respect to the Term B Loan are interest only until the maturity date of October 30, 2014. (See discussion in Note 3 Debt in the accompanying notes to Unaudited Consolidated Financial Statements.)

The Company leases facilities under non-cancellable operating leases that expire through 2015. Approximate minimum rental commitments under all non-cancellable operating leases as of June 30, 2011 are included in the table above.

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

Off-Balance Sheet Arrangements

At June 30, 2011, other than operating leases, the Company had no material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in our Annual Report on Form 10-K for the year ended September 30, 2010. There have been no material changes to these risks during the nine months ended June 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of June 30, 2011, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010.

ITEM 6. EXHIBITS

31.1	Rule13a-14(a)/302 SOX Certification of Chief Executive Officer.

31.2	Rule13a-14(a)/302 SOX Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2011	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

August 9, 2011	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)