Form 10-K
period 2011-09-30
VITESSE SEMICONDUCTOR CORP
filed 2011-12-06
CIK 880446

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2011
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 1-31614

VITESSE SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0138960 (I.R.S. Employer Identification No.)
741 Calle Plano Camarillo, California (Address of Principal Executive Offices)	93012 (Zip Code)

Registrant's telephone number, including area code: (805) 388-3700

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of March 31, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $117,782,593, based on the closing price on that date. As of December 5, 2011, there were outstanding 24,487,978 shares of our common stock, par value $0.01 per share.

Documents Incorporated By Reference

         Portions of the issuer's Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

Vitesse Semiconductor Corporation
2011 Annual Report on FORM 10-K

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K ("Annual Report"), in particular the discussion in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contains forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "potential," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsection entitled "Risk Factors" under Part I, Item 1A. of this Annual Report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

ITEM 1.    BUSINESS

Overview

        Vitesse Semiconductor Corporation ("we," "us," "Vitesse," "our" or the "Company") is a leading supplier of high-performance integrated circuits ("ICs") that are utilized primarily by manufacturers of networking systems for Carrier and Enterprise networking applications. Vitesse designs, develops, and markets a diverse portfolio of high-performance, low-power, and cost-competitive networking and connectivity IC solutions. For more than 25 years, Vitesse has been a leader in the adoption of new technologies in Carrier and Enterprise networking.

        Carrier and Enterprise networks have seen a dramatic increase in both bandwidth demands and complexity through the introduction of new content-rich services, convergence of voice, video and data, enhanced 4G/Long Term Evolution ("LTE") mobile networks, media-rich devices such as smartphones like Apple's iPhone and game consoles, as well as new Enterprise deployment options such as cloud based servers and services like Amazon's Fire, social media, and tele-presence.

        These trends have forced a significant transition and consolidation of both Carrier and Enterprise networks to all-IP and packet-based Ethernet networks that can scale in terms of services, bandwidth, and capability while lowering power consumption, and acquisition and operations costs of these networks. These networks are based on network technology that is significantly more sophisticated, service-aware, secure, and reliable than traditional Enterprise-grade Ethernet Local Area Network ("LAN") technology. Such networks are built on new technology that is often referred to as "Carrier Ethernet" in Carrier networks and "Converged Enhanced Ethernet" in Enterprise networks.

        Because of the growing demand to deploy these new packet-based network technologies, these markets are forecasted to see significant growth and investment in the near future. Vitesse develops IC solutions and targets customers and platforms that sell into these high-growth networking markets. In many cases, Vitesse has led the adoption of Ethernet technology in Carrier and Enterprise networks to satisfy these requirements, often being the first IC vendor to innovate in these markets ahead of the standards.

        Our customers include leading networking original equipment manufacturers ("OEMs") and original design manufacturers ("ODM's") worldwide such as Alcatel-Lucent, Accton, Ciena, Cisco Systems, Dell, IBM, Ericsson, Fiberhome, Hewlett-Packard, Hitachi, Huawei Technologies, Juniper Networks, Nokia Siemens Networks, Tellabs, and ZTE. As of September 30, 2011, we operated three domestic design centers in the United States, at our headquarters, Austin, and Portland, and four international design centers in Denmark, Germany, India, and Taiwan. We subsequently closed the Portland design center in October 2011.

        Vitesse was incorporated in the state of Delaware in 1987. Our headquarters are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our common stock trades on the NASDAQ Global Market under the ticker symbol VTSS.

Industry Background

Communications Industry

        This past decade experienced dramatic growth in traffic on public and private communications networks, such as those used by long-distance and local exchange service providers, as well as specialized networks, such as those used by Internet service providers. This growth is driven by rapid adoption of data-intensive applications such as Internet access; e-commerce; Voice-over-Internet Protocol ("VoIP"); video conferencing and telepresence; Internet Protocol Television ("IPTV"); expansion and upgrades in wireless networks driven by the bandwidth needs of smartphones such as Apple's iPhone and Google's Android; and the rapid adoption of cloud computing and software-as-a-service by Enterprises. We expect the pace of this growth in bandwidth and the related deployment of new services to accelerate well into the future. As a result, telecommunications service providers and Enterprises need to evolve their networks to support these new services and increased bandwidth demands, while limiting capital expenditures and curtailing the tremendous increases to power requirements. To address these challenges, communications service providers (i.e., Carriers) and Enterprises have begun to deploy equipment that is capable of more efficiently handling and transporting the various types of data-based traffic required by these new services. Communication providers are also upgrading their infrastructure to serve the variety of unique communications standards and protocols that deliver and process data. Increasingly, these new applications and services are created and delivered using packet-based Ethernet networking technologies.

Carrier Networking

        The telecommunications service provider Carrier network, which includes networks delivering voice, data, and video communication services to business, residential, and mobile customers, has grown dramatically into a complex combination of interconnected networks.

        Since the 1990's, the Synchronous Optical Network ("SONET/SDH") has been the standard network transport protocol for Carrier networks throughout the world. While SONET circuit-based networks will continue to exist for many years, new network deployments are rapidly evolving to packet-based technology, and we expect it to continue for at least the next few years as Carriers gradually upgrade their installed base of SONET/SDH, particularly in Eastern Europe, India, and China.

        To accelerate the deployment of packet-based networks, the industry has developed standards that will upgrade traditional Ethernet to "Carrier Ethernet." It is, in effect, an adaptation of Ethernet to provide the same features and functions, such as reliability, manageability, network timing synchronization, and scalability, which have traditionally been provided by telecom protocols such as SONET/SDH. As these Carrier Ethernet standards evolve, networks based on Ethernet technology will gradually replace legacy telecommunications networks. This transition, which is in its infancy, will be driven by access and edge networks, particularly Mobile Access networks for 3G and 4G/LTE deployments.

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

        Similar to Carrier networks, Enterprise networks and data centers are undergoing an evolution to provide more bandwidth, reliability, interoperability, and scalability. The advent of cloud computing provides another important growth trend. Although in its infancy, cloud computing will increasingly move Enterprise applications and data into secure hosted applications "in the cloud," where they can be securely accessed from multiple locations, multiple devices, and multiple technologies. Cloud computing will increase the need for Enterprises and data centers to provide high-bandwidth, high-reliability networks to interconnect elements of the "cloud." We expect that the need to interconnect will lead to a unification of Enterprise and Carrier networking requirements, centered on the concept of Converged Ethernet, and drive a new investment cycle in the industry.

Strategy

        Our objective is to be a leading supplier of high-performance ICs for the global communications infrastructure markets, primarily Carrier networking and Enterprise networking markets. In order to attain this goal, our strategy encompasses the following elements:

Target Large and Growing Markets

        We target high-growth areas in the communications infrastructure market to provide solutions for the major networking protocols that perform common networking functions required by the most widely deployed networking equipment. Our products are targeted at Carrier and Enterprise networks, both markets growing at approximately 10% year-over-year. Within these networking markets, we focus on markets that are at the beginning of a major investment cycle. By indentifying technology disruptions, we can take advantage of market transitions where we can solve specific customer problems that will increase our market share.

        Overall, we estimate the total addressable market for our IC and Intellectual Property ("IP") solutions to exceed $2.2 billion by 2015, with a Compound Annual Growth Rate ("CAGR") of approximately 16% due to our focus on faster-moving market segments.

        The Carrier networking equipment market is expected to grow rapidly as a consequence of the increased bandwidth being generated from new wired and wireless applications being deployed, the transformation of the Mobile Access network to an all-IP/Ethernet network, as well as the emerging trend toward Enterprise cloud computing that will drive significantly more bandwidth into Carrier networks. Based on industry market projections and internal market growth estimates, products we have specifically introduced for this segment and the others currently in development, are expected to address a market that is increasing at an annual rate of approximately 30%, approaching $700 million in 2015. Carrier networking also is addressed by our Transport processing product line, adding another $400 million to the potential market we can serve.

        The Enterprise networking market is driven by the rapid transition to Gigabit Ethernet and 10 Gigabit Ethernet, convergence of data center protocols to Ethernet, as well as government initiatives worldwide to reduce power consumption in networking equipment. Based on industry market projections and our internal market growth estimates, we expect the market that can be addressed with our products in this segment will approach $500 million in 2015. The products we introduced in 2011 and 2010, as well as our devices currently in development address substantially larger segments of the Enterprise networking market than our prior generation of products.

        Some of our products, particularly our Connectivity product line sells into both Carrier and Enterprise networking applications. As bandwidth requirements continue to accelerate, more systems require solutions for high-speed signal integrity problems. Our products address an increasing need to transport signals at ever increasing speeds across fiber, cable, and copper backplane applications. We estimate the addressable market for our devices to be on the order of $600 million in 2015, with a growth rate of approximately 14%.

Focus on Networks in Transformation

        Ethernet networking is the dominant networking protocol being deployed in both Carrier and Enterprise networks today. Our key focus:

  •
  Carrier Networks:    "IP Edge" networks and Mobile Access networks—with the explosion of data and video traffic from smartphones and tablet appliances for personal and business use, and the introduction of 4G/LTE networks worldwide, Mobile Access networks are transitioning from legacy E1/T1 networks to all-IP/Ethernet networks. 4G/LTE networks, in particular, deploy a completely new Mobile Access architecture that requires very sophisticated packet-processing technology and very accurate synchronization and timing technology. Our Ethernet "switch engines" have the same capability as complex and expensive Network Processors ("NPUs") at half the cost and power. We have best-in-class solutions in the industry to address the Mobile Access network timing needs of our customers with our Synchronous Ethernet ("SyncE") and IEEE1588v2 PHY- and switch-based timing solutions. We also offer the lowest power solutions in the industry, which is highly important for LTE deployments including all-outdoor units attached to buildings and small structures that will replace traditional base station and backhaul deployment models.

  •
  Carrier Networks:    Ethernet Business Services—we specialize in transitioning access, metro, and core Carrier networks to deliver new Ethernet-based services over a variety of network transport technologies such as native Carrier Ethernet, Packet Transport Networks ("PTN"), Ethernet-over-SONET/SDH ("EoS"), as well as Ethernet-over-Wavelength Division Multiplex/Optical Transport Network ("OTN"). Our customers provide equipment to enable the transition to high-bandwidth Ethernet-based business services required to deliver best-in-class audio video experience for telepresence and high-performance cloud-based services, better quality-of-service ("QoS") operations, administration and maintenance ("OAM"), and security. We specialize in delivering IC solutions with these capabilities to our customers. Therefore, we are well positioned to enable Carrier OEMs and their service provider customers to deliver Ethernet-based services globally over all their networks, as well as preserving their investment in their installed bases.

  •
  Enterprise Networks:    Green Ethernet Solutions—networks are transitioning from fast Ethernet desktops and network attachments to Gigabit Ethernet and 10 Gigabit Ethernet (and higher speeds in data centers) with highly integrated, low-power designs. The need to deploy "Green Networks" has led to the Energy Efficient Ethernet ("EEE") standard that significantly reduces power consumption in Ethernet networks. We are a leading provider of Green EEE PHY and switching products for Enterprise and consumer networking. We also specialize in supporting the convergence of multiple Enterprise networks for data, storage, audio, and video onto a common Ethernet-based networking infrastructure supported by our superior network timing solutions.

  •
  Carrier, Enterprise, and Data Center networks:    Connectivity Solutions—in both the Carrier and Enterprise markets, and in some closely adjacent markets, we develop products to solve high-speed signaling issues arising from ever-increasing signal speeds over copper traces on boards, across connectors, backplanes, and copper cables, as well as optical fiber, particularly at speeds of 10 Gigabit and above.

Develop and Leverage Differentiating Technology in Market Leading Products

        We use our 25 years of design experience to introduce innovative products that solve our customers' business problems. Our advanced technology and IP developments will exploit major technology trends and disruptions within networking equipment including:

  •
  A dramatic shift towards "packet networking" from "circuit networking", requiring deployment of new systems based on Ethernet technologies.  This demand will provide high-growth opportunities for silicon solutions that address these new systems developed with Carrier Ethernet and Converged Ethernet technologies. Vitesse has created unique packet-processing technologies that are critical as networks become dominated by Ethernet-based data and video traffic.

  •
  Growing demand for higher bandwidth, higher capacity networks, particularly for mobile applications.  The mobile access market is going through a major technology disruption as existing networks are unable to accommodate the explosion in mobile traffic. Vitesse's new Carrier Ethernet switch engines and carrier-class Gigabit Ethernet and 10 Gigabit Ethernet PHYs and 10 Gigabit Ethernet OTN mappers simplify the implementation of the multi-platform 3G and 4G/LTE network equipment. Vitesse products address small platforms such as small cell and pico-cell implementations as well as traditional macro-cells supporting thousands of subscribers. Vitesse switch engines are typically half the cost and half the power compared to other solutions such as NPUs or Field Programmable Gate Arrays ("FPGAs").

  •
  Increasing requirements for synchronization in all types of networks, particularly Mobile Access.  Many networks, in particular Mobile networks, need to be synchronized to highly accurate timing, in order to operate. With the migration to packet-based networks, new techniques for timing synchronization had to be developed or improved upon significantly to satisfy the demands of Mobile Access, especially for 4G/LTE and LTE-Advanced deployments. Vitesse has been a leader in providing innovative timing features in both switch engines and PHYs across multiple speed grades. Accurate packet network timing is also required in Industrial Ethernet applications as well as for audio/video Ethernet applications.

  •
  A move towards "Green Networking" to reduce power dissipation in Carrier and Enterprise network elements.  Vitesse has been ahead of the industry in deploying power-saving techniques for networking and at the forefront of the EEE standardization effort. We were the first to introduce low-power EcoEthernet™ Copper PHY technology, also known as ActiPHY™ and PerfectReach™, that reduces power dissipation by more than 50% compared with traditional devices.

  •
  A trend to higher speeds that will require solutions for signal integrity challenges.  We provide world-class connectivity solutions for a broad variety of applications from 100 Mbps to 10 Gbps and above. Our high-performance, mixed-signal, CMOS technology provides superior signaling capabilities at the lowest power and cost.

  •
  The transition of LAN's from Fast Ethernet to Gigabit Ethernet.  LANs now use the Ethernet transmission protocol operating at speeds of 10 Mbps or 100 Mbps (Fast Ethernet). Only recently has Gigabit Ethernet started to appear on the desktop. In order to support the migration of desktop computers to these higher data rates, LAN backbones and servers are increasingly deploying the Gigabit Ethernet and 10 Gigabit Ethernet standards.

  •
  The need for companies to buy or license IP rather than develop it on their own.  In several markets, Vitesse is beginning to leverage these key technology advantages and technology cores into licensing opportunities with third parties for use in adjacent or similar markets to Carrier and Enterprise networking equipment that do not directly compete with our customer base.

  •
  Increasing complexity of ICs for communications applications and a related trend for OEMs to purchase rather than manufacture these ICs.  We believe OEMs are increasingly focusing their efforts on providing superior software and services as a means of differentiating themselves from their competition. This increased focus, in conjunction with the rising costs of developing custom Application Specific Integrated Circuits ("ASIC") and maintaining the associated component design teams, has led OEMs to work with companies such as Vitesse to develop Application Specific Standard Products ("ASSPs") that can be flexibly used within their systems. As a result of this trend away from customer-specific ASIC developments, we believe the market for our products will increase in the future.

Intellectual Property Licensing

        In 2008, we began to leverage our substantial IP portfolio to generate revenue by entering into licenses with third parties. We offer a variety of technology "cores" for license and design services in deep submicron, 130-nanometer ("nm"), 65-nm and 40-nm process technologies. To date, our primary focus has been our Gigabit Ethernet Copper PHY and switch cores. In 2010, we announced the availability of licenses for our enhanced forward error correction ("eFEC") technology for implementation in ASICs, Systems-On-a-Chip ("SOCs") and FPGAs.

        We anticipate being able to exploit our many years of technology development, as well as our track record of high-quality products, by licensing our technology to systems suppliers and other non-competing semiconductor suppliers. We believe we are in a unique position to supply such technology to other IC vendors as we are an innovation and low-power leader for this technology. Such technology is only available from IC vendors that are competing in the same markets as the companies looking for the technology. In many cases, we can also leverage these IP partnerships towards accelerating our partners' product developments and our process node roadmaps.

Building Customer Relationships and Partnerships

        Our major customers are savvy buyers who have carefully investigated our ability to serve them with products and technology reliably, on a continuous basis, over the long term. We must also assure customers we are making progress on our stated initiatives. A key element of our strategy is to work closely with our customers' product managers and systems design teams, as well as business unit and corporate management teams. We believe that these relationships enable us to obtain a better understanding of our customers' business and technology needs, and enables us to develop solutions to address our customers' design issues and provide them with differentiated feature sets for their systems.

        Vitesse sells directly to Tier-1 and Tier-2 customers while serving all other customers via a channel distribution model. We classify customers into these tiers based on current revenue, strategic and program fit, and growth potential for Vitesse.

Product Overview

        We develop and manufacture a wide variety of innovative products that are marketed to Carrier and Enterprise networking as well as data center infrastructure OEMs. While many of our products are targeted at specific markets, many of them find applications in multiple types of networking equipment across all of our focus markets. In fiscal year 2011, we exceeded our goal of introducing 20 new products to the market, after we achieved our ambitious goal of introducing 30 new products to market in fiscal year 2010. This increase in product releases represents an increase of 260% from the average number of new products we introduced over the prior three year period. The increase in new product releases is a result of our focus on deploying our IP into products based on Ethernet technology that can be leveraged across large markets in Carrier and Enterprise networking. A list of new product introductions in fiscal year 2011 and 2010 can be found on our website at www.vitesse.com. The information on our website is not incorporated by reference into, and is not made a part of, this report. Our products fall into the following product lines:

Ethernet Switching Product Line

        Our Ethernet Switching product line addresses Gigabit Ethernet and 10 Gigabit Ethernet applications in Carrier and Enterprise markets. This product line consists of Carrier Ethernet switch engines, Enterprise Ethernet switches, Ethernet Media Access Controllers ("MACs"), and Ethernet transceivers ("Copper PHYs").

Carrier Ethernet Switch Engines:

        Carrier networks are transitioning to packet-based IP/Ethernet technologies. Our latest generation switch engines target these applications with innovative features that enable true Carrier Ethernet networking. These products combine the packet processing features typically seen in NPUs together with Layer 2 and Layer 3 Ethernet switch functions, timing and synchronization technology, and an on-board CPU. Our switch engines integrate this increased level of functionality into a single chip at substantially lower cost and lower power than competing discrete solutions. In 2010 and 2011, we introduced two major switch engine families, Jaguar and Caracal, to address a broad range of applications in the access and edge of the networks. Typically, these applications include customer premise equipment ("CPE"), access network equipment, wireless base stations, Mobile Access equipment including fiber and microwave wireless backhaul equipment, and metro networking equipment.

Enterprise Ethernet Switches:

        In Enterprise applications, our Ethernet switches are targeted at desktop, workgroup, and LAN infrastructure within small-medium enterprise ("SME") and small-medium business ("SMB") markets and enable these systems to migrate to Gigabit Ethernet speeds in a cost-effective manner. We have shipped over 175 million Gigabit Ethernet ports to date into Enterprise applications. Our Ethernet switch products provide a high-level of integration, leading to a significant reduction in part count, and power, and reduced material cost for our customers.

Ethernet Switching Product Line	Equipment Deploying our Solutions	Vitesse Solutions
	Mobile Base Stations Cell Site Routers and Gateways IP Edge Routers Microwave Mobile Backhaul Systems Carrier Ethernet Switch/Routers Aggregation Switches and Routers Packet Optical Transport Systems	Carrier Ethernet Switch Engines Ethernet MACs Gigabit Ethernet Copper and Dual-Media PHYs Gigabit Ethernet Copper and Dual-Media PHYs with integrated IEEE 1588v2 timing and synchronization technology
	Managed Enterprise Switches Stackable Enterprise Switches Security Appliances Gaming Consoles Industrial Ethernet Switches	Small Medium Enterprise (SME) Ethernet Switches SME Ethernet Switches with integrated Copper PHYs Stackable Enterprise Ethernet Switches Ethernet MACs Gigabit Ethernet Copper and Dual-Media PHYs

Ethernet Media Access Controllers ("MACs"):

        Ethernet MACs provide addressing and channel control mechanisms that make it possible for several network nodes to communicate within a multipoint network. Our MAC products are designed for use in Enterprise class modular Ethernet switch platforms as well as in EoS and OTN systems used in access, metro, and long-haul Carrier networking systems. Our Ethernet MACs provide single-chip solutions for both Gigabit Ethernet and 10 Gigabit Ethernet applications, reducing software development costs for these applications.

Gigabit Ethernet Copper and Dual-media Transceivers:

        Copper PHYs allow transmission of 10/100/1000 BASE-T data over Category 5 ("Cat5") copper cable and fiber optic cabling. This technology is widely deployed in personal computing, home electronics, and LAN applications to Enterprise and data center applications, and more recently in Carrier networking applications. We offer a broad range of products in this category, including single, quad, and octal devices that offer a combination of low power, low cost, and a high level of integration. Our SimpliPHY™ Ethernet transceivers ("Copper PHYs") provide industry leading low-power operation generally using power saving features such as ActiPHY™ and PerfectReach™ and EEE technology that provide energy savings of up to 80%.

Gigabit Ethernet Copper and Dual-media Transceivers with 1588v2 Packet timing and synchronization:

        In 2011, we introduced two new products with IEEE 1588v2 packet timing and synchronization capabilities. Our Gigabit Ethernet PHY is a pin-compatible enhancement to our prior generation dual-media device. This device offers enhanced packet timing and synchronization technology, supporting IEEE standards 1588v2 and Y.1731. It is the first and only device on the market to support both of these critical technologies. We have performed testing in a variety of third party and customer test labs that demonstrate that our 1588v2 timing technology is dramatically superior to our competition.

Connectivity Product Line

        Our connectivity product line includes mixed-signal physical layer devices for connection of systems via optical fiber, copper cable, or backplanes. These devices are deployed across a very wide range of applications and markets. Connectivity product lines include Physical Media Devices ("PMDs"), PHYs, crosspoint switches, and signal integrity devices.

Connectivity Product Line	Equipment Deploying our Solutions	Vitesse Solutions
Mobile Base Stations
Cell Site Routers and Gateways
IP Edge Routers
Enterprise WAN Routers
Carrier Ethernet Switch/Routers
Aggregation Switches and Routers
Multi-Service Platforms
WDM Optical Transport Systems
	Packet Optical Transport Systems	PHYs: 1/10 Gigabit Ethernet PHYs 10G EDC PHY/CDRs 10G SONET/SDH-class PHYs
	Datacenter Switches Core Routers and Switches Broadcast Video Routers Fibre Channel Switches & Directors Blade Servers WDM Optical Transport Systems Packet Optical Transport Systems	PHYs: 1/10 Gigabit Ethernet PHYs 10G EDC PHY/CDRs Signal Integrity Devices Crosspoint Switches
	SFP and SFP+ Optical Modules XFP Modules PON Optical Modules Fibre Channel Optical Modules	PMD: Laser Drivers Transimpedance Amplifiers Post Amplifiers

PMD:

        A PMD is a mixed signal device that connects an electrical signal to an optical component. We offer laser drivers, transimpedance amplifiers and post-amplifiers operating at speeds ranging from 1.25 Gbps to 14 Gbps. These products are currently being used in a variety of applications from Carrier long-haul and metro networks to Enterprise Gigabit Ethernet and 10 Gigabit Ethernet networks including storage networks and systems. We also develop products for application in Passive Optical Networks ("PON") that enable Fiber-to-the-Home deployments. Typically, we sell these products to optical module manufacturers who service equipment manufacturers, or directly to OEMs, who build discrete board-based solutions.

PHYs:

        A PHY converts high-speed analog signals to low-speed digital signals in fiber optic, copper cable, and backplane applications. We incorporated many industry-leading, proprietary features into our PHY products such as VScope™, an integrated equalization waveform viewing technology and FlexEQ™, an adaptive equalization and electronic dispersion compensation technology. These technologies dramatically improve signal integrity transmission and reception for applications at 6 Gbps and above. We offer a broad line of PHY products for the Ethernet, SONET/SDH, and Fibre Channel markets at speeds ranging from 155 Mbps to 14 Gbps.

        In 2011, we introduced highly accurate IEEE 1588v2 packet timing and synchronization capabilities into our 1 and10 Gigabit Ethernet SFP+ transceivers allowing OEMs to upgrade their equipment with fully functional packet timing capabilities at low incremental cost and development effort. Our 10 Gigabit Ethernet PHY is a pin-compatible enhancement to our prior generation device. This device offers enhanced packet timing and synchronization technology, supporting IEEE standards 1588v2 and Y.1731. It is the first and only device on the market to support both of these critical technologies. We performed interoperability testing in a variety of forums that demonstrate that our 1588v2 timing technology is dramatically superior to our competition.

Crosspoint Switches:

        Our crosspoint switches provide asynchronous, unblocked switching matrices from 4x4 to 144x144 matrices with industry-leading performance up to 11 Gbps. This range of speeds and package form factors enable a wide variety of solutions for SONET/SDH, switching, blade servers and data center switches, high-density routers, and HDTV video equipment.

Signal Integrity Devices:

        We provide a broad portfolio of devices for generic signal integrity applications including sending very-high speed signals over backplanes and copper cables. These devices include repeater and re-timer ICs that support data rates from 155 Mbps to 14 Gbps for protocols, including, Gigabit Ethernet, Fibre Channel, and SAS/SATA. Our products are deployed in a wide variety of systems in Carrier, Enterprise, data center, and high-definition video applications, both within systems as well as connecting between systems.

Transport Processing Product Line

        Our goal is to address the needs of Carrier and Enterprise network providers as they undergo a migration to new Ethernet packet-based networks that provide increased bandwidth and lower cost. Transport processing products include a complete line of framers, mappers, and switches for SONET/SDH, EoS, and OTN applications. Latest generation products, as well as our new products in development, integrate increasing amounts of Ethernet packet processing technology. These products operate at speeds up to 10 Gbps, and are targeted principally for next-generation systems in the core and metro segments of the Carrier network.

Transport Processing Product Line	Equipment Deploying our Solutions	Vitesse Solutions
	SONET/SDH Optical Transport SONET/SDH Grooming Switches SONET Add Drop Multiplexors DWDM Optical Transport Systems	10G SONET/SDH Framers/Mappers 10G EoS Framers/Mappers SONET TSI Switches
	Carrier Ethernet Switch/Routers Aggregation Switches and Routers Multi-Service Platforms DWDM Optical Transport Systems Packet Optical Transport Systems	10G EoS Framers/Mappers 10G OTN Framer/Mappers 10G OTN Mapper/PHYs with integrated IEEE 1588v2 timing and synchronization technology

Framers/Mappers:

        Framers are devices that take incoming data traffic from the PHY and process the framing information used for transporting data. Mappers convert data from one protocol to another. We offer a complete line of Framers and Mappers for SONET/SDH, EoS, and OTN applications. Our latest generation products, as well as our new products in development, integrate increasing amounts of Ethernet packet processing technology. These products operate at speeds up to 10 Gbps, and are targeted principally for next-generation systems in the core and metro segments of the Carrier networks.

        In 2011, we also introduced the first OTN Mapper/PHY in the market with integrated 1588v2 packet timing and Ethernet Y.1731 OAM capability. These capabilities will become important as Switches and Routers add OTN mapping capability to their interfaces to directly interwork with WDM Transport systems, yet also need the precise packet timing capabilities required for advanced Mobile Networks.

Switches:

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

Market Overview

        Vitesse classifies product revenues into three markets: Carrier networking, Enterprise networking and Non-Core. These classifications reflect the major trends in our product lines and how they map into our customer base. In addition, we have an IP revenue stream that was introduced in the last quarter of 2008.

        Our ability to achieve sustained revenue growth will depend on several factors including increasing demand from our end markets, our ability to capture and maintain market share in growing markets, the rate at which these new markets ramp into production, and the continuing trend by systems companies to outsource the designing and manufacturing of ICs to companies such as Vitesse.

Carrier Networking

        The global telecommunications Carrier network, which includes networks delivering voice and data services, has grown dramatically to a complex combination of networks. To address the explosive technical growth of video and operational challenges, Carriers are increasingly trying to map Ethernet data services, particularly on mobile devices, for their users. This growth has created a huge dilemma as these service providers must provide an expanding base of subscribers and connectivity services while simultaneously reducing costs.

        To address these challenges, Carriers will evolve and over time replace their legacy SONET/SDH networks with new all IP/Ethernet-based networks. Broadly, Ethernet technology upgraded to meet these requirements is being referred to as "Carrier Ethernet." The upgrade is, in effect, an adaptation of Ethernet to provide the same features and functions that have traditionally been provided by "telecom" protocols such as SONET/SDH and Plesiochronous Digital Hierarchy ("PDH"). Because of the complexity of the Carrier networks, products sold into these applications have long design cycles, typically two to four years from design start to production, and long life cycles, typically five to 10 years or more. Vitesse provides a variety of products for Carrier networking applications, including products for legacy SONET/SDH, EoS, and newly emerging Carrier Ethernet applications. These products generally include:

Product Line	Vitesse Solutions
Ethernet Switching	Carrier Ethernet Switch Engines Ethernet MACs Gigabit Ethernet Copper and Dual-Media PHYs Gigabit Ethernet Copper and Dual-Media PHYs with integrated 1588v2
Connectivity	10 Gigabit Ethernet PHYs 10G EDC PHY/CDRs 10G SONET/SDH-class PHYs Signal Integrity Devices Crosspoint Switches Laser Drivers Transimpedance Amplifiers Post Amplifiers
Transport Processing	10G SONET/SDH Framers/Mappers 10G EoS Framers/Mappers SONET TSI Switches 10G OTN Framer/Mappers 10G OTN Mapper/PHYs with integrated 1588v2

Enterprise Networking

        Enterprise networks generally include equipment dedicated to the communication of voice and data services within large Enterprise organizations. An Enterprise network will typically be comprised of one or more LANs interconnecting computer systems, including workstations and servers, as well as one or more Service Access Network ("SAN"). Enterprise networks will also typically include broadband connections to Carrier networks for the broader communication of voice and data outside of the Enterprise. Enterprise networks are often classified into groups depending on their size and complexity. Categories are large Enterprise, data center switching, SME, SMB, and SOHO. The complexity of products within the Enterprise networks varies dramatically based on the product application. Products at the "low-end" of the network, in SOHO, SME, and low-end SME applications, typically have fast design cycles on the order of six to 12 months and short life cycles, on the order of three to five years. Products sold into applications at the "high-end" of Enterprise such as data center switching have longer design cycles, typically one to two years from design start to production and long life cycles, typically three to seven years or more.

        Vitesse provides a variety of products into Enterprise networking applications. These products generally include:

Product Line	Vitesse Solutions
Switching	Small Medium Enterprise (SME) Ethernet Switches
SME Ethernet Switches with integrated Copper PHYs
Stackable Enterprise Ethernet Switches
Ethernet Media Access Controllers
Gigabit Ethernet Copper and Dual-Media PHYs
Connectivity	1/10 Gigabit Ethernet PHYs 10G EDC PHY/CDRs Signal Integrity Devices Crosspoint Switches Laser Drivers Transimpedance Amplifiers Post Amplifiers

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

Customers

        We market and sell our semiconductor products directly to leading OEMs and original design manufacturers, as well as through third-party electronic component distributors and manufacturing service providers. Sales to distributors accounted for approximately 42.0%, 50.4% and 63.0%, of our net revenues for fiscal years 2011, 2010, and 2009, respectively. For fiscal year 2011, distributor Nu Horizons Electronics and direct customer Huawei Technologies accounted for 20.6% and 10.3%, respectively, of our net revenues. For fiscal year 2010, distributor Nu Horizons Electronics and direct customer Huawei Technologies accounted for 23.9% and 13.3%, respectively, of our net revenues. For fiscal year 2009, Nu Horizons Electronics and Huawei Technologies accounted for 36.0% and 12.0%, respectively, of our net revenues.

        Our top five OEM customers for fiscal year 2011 were Alcatel-Lucent, Cisco, Huawei Technologies, Tellabs and ZTE. Our sales to these customers accounted for approximately 28.6% of our fiscal year 2011 net revenues.

        Our top five OEM customers for fiscal year 2010 were Alcatel-Lucent, Cisco, Huawei Technologies, Nokia Siemens, and ZTE. Our sales to these customers accounted for approximately 32.4% of our fiscal year 2010 net revenues.

        Our top five OEM customers for fiscal year 2009 were Alcatel-Lucent, Cisco, Huawei Technologies, IBM, and ZTE. Our sales to these customers accounted for approximately 37.5% of our fiscal year 2009 net revenues.

        Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue. We anticipate that such sales will continue to be a significant percentage of our revenue. International sales constituted 54.0%, 66.7%, and 62.7% of our net revenue in fiscal years 2011, 2010 and 2009, respectively. The "Significant Customers, Concentration of Credit Risk, Segment Reporting, and

Geographic Information" footnote in the accompanying consolidated financial statements provides more specific data on revenue by geographic area.

        Future sales of our technology products will be based on, among other elements, continued expansion of our product line, the acceptance of our products, our customer service levels, expansion into additional domestic and international markets, and our ability to maintain a competitive position against other technology providers who are producing similar products.

Manufacturing and Operations

Wafer Fabrication

        Our products make use of the state-of-the-art complementary-symmetry metal-oxide-semiconductor ("CMOS") technology with feature sizes down to 40 nm as well as other semiconductor technologies such as silicon-germanium ("SiGe"). As a fabless semiconductor company, wafer fabrication for our products is outsourced to third-party silicon wafer foundries such as Taiwan Semiconductor Manufacturing Corporation ("TSMC"), Global Foundries, IBM, TowerJazz Semiconductor, and United Microelectronics Corporation. Outsourcing our wafer manufacturing requirements enables us to eliminate the high costs of owning, operating, and upgrading fabrication facilities, and focuses our resources on design and test applications where we believe we have greater competitive advantages.

Probe, Assembly and Final Test

        Once manufactured by our wafer foundries, completed wafers are probed to determine which of the die on the wafer meet functional and performance specifications. This step in the manufacturing process determines the yield of good die per wafer versus the scrap of non-functioning die.

        Good probed die are assembled into packages. We outsource our IC packaging to multiple assembly subcontractors in Asia and the United States. Following assembly, packaged products go through final testing where they are tested in packaged form to ensure that they meet all functional, performance, and quality requirements. This step in the process determines the final yield and will include any yield loss in the assembly process.

        In 2010, we transitioned the majority of our probe and final testing facility from our internal operations in California to an outsource model with an offshore manufacturer. Today, we outsource the majority of our probe and test functions. We outsource our test operations to reduce our manufacturing cycle times, to better address customer requirements, to increase inventory turns, and to reduce our overall fixed cost of probe and testing. In most cases, we maintain the capability to probe and test products in small volumes at our own facilities. Along with our subcontractors, we utilize advanced automated testers as well as high-performance bench test equipment.

Engineering, Research and Development

        The market for our products is characterized by continually evolving industry standards, rapid advancements in process technologies, and increasing levels of functional integration. We believe that our future success will depend largely on our ability to continue to improve our products and our process technologies, to develop new technologies, and to adopt emerging industry standards. Our product development efforts are focused on designing new products for the high-performance communications infrastructure markets, based on understanding the evolving needs of our customers. We have a dedicated team of engineers who follow industry standards development, technology changes, and the product directions of our customers in an effort to provide forward-looking guidance to the development teams in the form of a "product roadmap." We work closely with our customers to co-specify and/or co-develop products. We refer to these early adoption customers as alpha-site customers. Occasionally, our relationships with our alpha-site customers will involve non-recurring development charges or commitments to purchase products. Our customers had no long-term purchase agreements with us as of September 30, 2011, 2010, and 2009, respectively.

        We expend considerable design efforts to increase the speed and complexity and to reduce the power dissipation of our products and to create new, value-added functionality. We have, and will continue to develop, common IP cores and standard blocks that can be reused in multiple products, thereby reducing design cycle time and increasing first-time design correctness.

        We have significant research, engineering, and product development resources located in three design centers in the United States, combined with four international design centers in Asia and Europe. To continue to improve the cost efficiency of our development organization, we have expanded our capabilities in low-cost regions such as Taiwan and India. We have also recently closed high-cost design centers in the United States, including Westford and Portland (October 2011). Many of our design centers are located in areas of strong technical talent pools and/or in areas where there are strong concentrations of our customers.

        Our engineering, research and development expenses in fiscal years 2011, 2010, and 2009 were $53.1 million, $51.1 million, and $45.7 million, respectively. We continue to invest a substantial portion of our revenue in research and development. We increased the percentage of our staff involved in R&D to 49.3% in 2011 from 46.8% in 2010 and 42.2% in 2009.

Competition

        The markets for our products are highly competitive and subject to rapid technological advancement in design technology, wafer manufacturing techniques, and alternative networking technologies. We must identify and capture future market opportunities by developing and deploying value-added products to offset the rapid price erosion that characterizes our industry.

        We compete for market share based on our customers' selection of our components over our competitors during the design phase of our customers' systems. In addition, many of our large customers have their own internal design teams, which causes us to compete against these teams when our customers consider a "make vs. buy" decision. Our ability to compete is dependent on the needs of our customers, how well our products address those needs, our corporate relationships, and a variety of other factors We use the term design win to classify a design where we have strong indication from the customer that they have selected our device in preference to one of our competitors. Once selected for a design win, we have a high probability of holding the majority market share for this product within the customers' system.

        The design win is a critical milestone in the path to generating revenue. After device selection, our customers invest substantial resources in hardware, software, and systems design that, in many cases, are dependent on the ICs that they have selected. In the great majority of cases we are single sourced, that is, we are the only supplier selected for the available opportunity. Once we win a single sourced design it is often difficult for our competitors to replace us until the next design stage due to the high level of resource investment that the customers made in hardware, software, systems, and qualification efforts.

        Competition is particularly strong in the market for communication ICs, in part due to the market's historical growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. The trend in the industry has been, and continues to be, to outsource more designs to companies such as Vitesse. While we expect this trend to continue, we view these "internal" design efforts as a significant competitive threat. Larger competitors in our market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that we may have otherwise won.

        In the communications networking market, which includes our Carrier and Enterprise networking markets, our competitors include Applied Micro Circuit, Broadcom, EZChip Semiconductor, Marvell Technology Group, Mindspeed Technologies, and PMC-Sierra. In the signal integrity market, our competitors include Gennum, Mindspeed Technologies, Maxim Integrated Products, and Texas Instruments. Over the next few years, we expect additional competitors, some of whom may have greater financial and other resources than we have, to enter the market with new products. In addition, we are aware of smaller, privately held companies that focus on specific subsets within our range of products. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

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

Design Opportunity Phase

  •
  Vitesse field applications engineers work with the customer in order to design Vitesse products into their systems.

  •
  Vitesse product capabilities and performance are demonstrated to the customer via evaluation boards and/or evaluation systems.

  •
  Vitesse's product samples are provided to the customer and the Vitesse field applications engineers assist in bringing the product to a working level in the customer's lab.

  •
  Extensive testing is performed in the customer's lab to determine the viability and performance of the Vitesse product in addressing the customer's needs.

Design Win Phase

  •
  We use multiple elements to determine a design win. These include firm commitment from the engineering and-or purchasing organizations, pre-production orders or other firm indication that Vitesse has been selected over competitors for use in the customer's system application. In the great majority of cases, Vitesse is sole-source supplier to our customers, and typically cannot be easily replaced once we have won a design and it goes into production.

  •
  We support the customer with additional technical support as they go through system-level qualification and testing. This typically includes hardware and software development support.

Production Phase

  •
  Once the customer has completed all their system development and qualification efforts they may move their product into the production phase. Typically it takes our customer from six to 24 months to go from the design win to production.

  •
  Once the product is placed into production, the customer is provided a standard product warranty, and minimal further sales support service is provided. We will generally warrant our products against defects in materials and workmanship for a period of one year.

        Our sales headquarters are located in Camarillo, California. We have additional sales and field application support offices in the United States, Canada, China, Europe, India, and Taiwan.

        Information regarding financial data by geographic areas is set forth in Part II, Item 8 of this Form 10-K and in "Significant Customers, Concentration of Credit Risk, Segment Reporting, and Geographic Information" Footnote in the accompanying consolidated financial statements.

Intellectual Property

        We currently hold 85 United States patents, 22 foreign patents, and 19 patent applications pending in the United States. We are in the process of filing additional patent applications. We also generally enter into confidentiality agreements with our employees, consultants, and business partners, and typically control access to and distribution of our proprietary information. Despite these precautions, it is possible that competitors or other unauthorized third-parties may obtain, copy, use or disclose our technologies and processes, develop similar technology independently, or design around our patents. As such, any rights granted under our patents may not provide us with meaningful protection. In addition, we may not be able to successfully enforce our patents against infringing products in every jurisdiction. See "Risk Factors" under Item 1A. of this Report for further discussion of the risks associated with patents and IP.

Cyclicality

        The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving technical standards, short product life cycles, and wide fluctuations in product supply and demand. These factors and others, together with changes in general economic conditions, cause significant upturns and downturns in the industry and within our business. In addition, our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, such as demand for network infrastructure equipment, the timing of receipt, reduction or cancellation of significant orders, fluctuations in the levels of component inventories held by our customers and channel partners, the gain or loss of significant customers, market acceptance of our products and our customers' products, our ability to develop, introduce, and market new products and technologies on a timely basis, the availability and cost of products from our suppliers, new product and technology introductions by competitors, IP disputes, and the timing and extent of product development costs.

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

        We use the "sell-through" model of accounting when using our distribution network. The "sell-through" model recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the "sell-through" methodology we may have variability in our revenue from quarter to quarter as customers have substantial flexibility to reschedule backlog with most of our channel partners as part of the terms and conditions of sale.

Environmental Management

        We monitor the environmental impact of our products. Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry and many companies are moving toward becoming compliant with the Restriction of Hazardous Substances Directive ("RoHS"), the European legislation that restricts the use of a number of substances, including lead, effective July 2006. We believe that our products are compliant with the RoHS directive. Additionally, some of our subcontractors may be required to register processing materials as required by Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH") European Union Regulation, EC/2006/1907. There are other international environmental directives, regulations, and initiatives that are currently evolving in the electronics industry, such as the halogen-free initiative, which may also impact material suppliers and processing sub-contractors. We believe our parts will be compliant and that materials will be available to meet these emerging regulations. However, it is possible that unanticipated supply shortages or delays may occur as a result of these environmental factors.

Employees

        As of October 31, 2011, we had 362 employees worldwide, including 177 in R&D, with the balance of employees, listed in population size order, in operations, marketing and sales, and finance and administration. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced a work stoppage. We believe our employee relations are good.

Available Information

        We file annual, quarterly, and special reports, as well as proxy statements and other information, with the Securities Exchange Commission ("SEC"). Any document that we file with the SEC may be read or copied at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. Our SEC filings are also available at the SEC's website at www.sec.gov, and through our website, free of charge, at www.vitesse.com. The information on Vitesse's website is not incorporated by reference into and is not made a part of this report.

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below before investing in our securities. We organize our risks into the following categories:

  •
  Risks Relating to Our Business; and

  •
  Risks Relating to an Investment in Our Common Stock or Debt.

Risks Relating to Our Business

We have experienced losses from operations and may experience future losses from operations.

        For the year ended September 30, 2011, we had a net loss of $14.8 million, primarily due to losses from operations, interest expense, restructuring and impairment charges, and loss on extinguishment of debt, partially offset by a gain from the change in the fair value of the compound embedded derivative. Due to general economic conditions and slowdowns in purchases of networking equipment, it continues to be difficult for us to predict the purchasing activities of our customers. We expect that our operating results will fluctuate substantially in the future, and we may experience future losses from operations. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control, including, but not limited to, the following:

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

  •
  Changes in our customers' inventory levels; and

  •
  Sales or closures of discontinued operations.

        In order to achieve and sustain profitability, we must achieve a combination of substantial revenue growth and/or a reduction in operating expenses.

If we are unable to accurately predict our future sales and to appropriately budget for our expenses, our operating results could be materially and adversely affected.

        The rapidly changing natures of the markets in which we sell our products limit our ability to accurately forecast quarterly and annual sales. Our sales cycle is often lengthy, particularly for larger transactions. As a result, we devote substantial time and effort and incur significant upfront expense in our sales efforts without any assurance that our efforts will result in a customer purchase. Therefore, it is often difficult to predict when, or even if, we will make a sale with a potential customer. Additionally, we make investment decisions and budget our expense levels based primarily on sales forecasts. Because a substantial portion of our expenses are fixed in the short term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. Our operating results will be adversely affected if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline significantly.

Our quarterly revenues and operating results have fluctuated in the past and may fluctuate and be difficult to predict in the future, and such fluctuations could adversely affect our stock price.

        Our quarterly revenues and operating results have fluctuated significantly in the past and we believe they may continue to do so. As a result, you should not rely on the results of any one quarter or fiscal period as an indication of future performance and period-to-period comparisons of our revenues and operating results may not be meaningful.

        Fluctuations in our quarterly operating results could result in decreases in our stock price. Our quarterly operating results may fluctuate as a result of a variety of factors, including, among others, those described elsewhere in this section and those listed below, many of which are outside of our control.

  •
  Fluctuations in demand for network infrastructure equipment;

  •
  The timing of receipt, reduction or cancellation of significant orders;

  •
  Fluctuations in the levels of component inventories held by our customers and channel partners;

  •
  The gain or loss of significant customers;

  •
  Market acceptance of our products and our customers' products;

  •
  Our ability to develop, introduce and market new products and technologies on a timely basis;

  •
  The availability and cost of products from our suppliers;

  •
  New product and technology introductions by competitors;

  •
  Intellectual property disputes; and

  •
  The timing and extent of product development costs.

Our operating results may be adversely impacted by economic conditions and uncertainties in the markets we address, including the cyclical nature of and volatility in the semiconductor industry. As a result, the market price of our common stock may decline.

        We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant and extended downturns. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenues and in our results of operations. Any downturns in the semiconductor industry may be severe and prolonged and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenues and harm our business, financial condition, and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints which may affect our ability to manufacture and ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.

The lengthy life cycle of our products as well as the short life cycles of some of the end products for which our products are designed may leave us with obsolete or excess inventories, which could have an adverse impact on our operating profit and net income results.

        Many of our products have very long life cycles, often exceeding ten years or more. These life cycles may be longer than what is typically supported by wafer and/or assembly manufacturers. Accordingly, we are sometimes subjected to end-of-life notices on certain materials and/or products provided by these manufacturers. This longer life cycle may impact our ability to continue to support certain products, forcing us to cease offering these products if we cannot obtain a replacement source of material. This longer life cycle may impact revenues and/or require us to incur additional costs to obtain alternative sources for these materials.

        Further, the life cycles of some of our products depend heavily upon the life cycles of the end products for which our products are designed. Products with short life cycles require us to manage production and inventory levels closely. Write-offs of obsolete or excess inventories resulting from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products for which our products are designed may negatively affect our operating profit and net income results.

We have limited control over the indirect channels of distribution we utilize, which makes it difficult to accurately forecast orders and could result in the loss of certain sales opportunities.

        A portion of our sales is realized through independent resellers and distributors that are not under our control. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline.

        In addition, as our business grows, there may be an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This uncertainty could result in the loss of certain sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to accurately forecast orders.

        Further, we use the "sell-through" accounting policy model which recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the "sell-through" methodology, we may have variability in our revenue from quarter to quarter as customers have substantial flexibility to reschedule backlog with most of our distribution partners as part of their terms and conditions of sale.

Order or shipment cancellations or deferrals could cause unplanned inventory growth resulting in excess inventory, which may adversely affect our operating results.

        We sell, and expect to continue selling, a significant number of products pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. If a customer cancels or defers product shipments or refuses to accept shipped products, we may incur unanticipated reductions or delays in recognizing revenues and be required to hold excess inventory. Holding excess inventory could reduce our profit margins by reducing sales prices or requiring inventory write-downs or write-offs for excess or obsolete inventory.

Our International sales and operations subject us to risks that could adversely affect our revenues and operating results.

  •
  Sales to customers located outside the United States account for a significant percentage of our revenues. International sales constituted 54.0%, 66.7%, and 62.7% of our net revenue in fiscal years 2011, 2010, and 2009, respectively. Development and customer support operations located outside the United States have historically accounted for a significant percentage of our operating expenses, and we anticipate that such operations will continue to account for a significant percentage of our expenses. International sales and operations involve a variety of risks and uncertainties, including risks related to:

  •
  Reliance on strategic alliance partners;

  •
  Compliance with changing foreign regulatory requirements and tax laws;

  •
  Difficulties in staffing and managing foreign operations;

  •
  Reduced protection for intellectual property rights in some countries;

  •
  Longer payment cycles to collect accounts receivable in some countries;

  •
  Political and economic instability and potential hostilities and changes in diplomatic and trade relationships;

  •
  Economic downturns in international markets and disruptions in capital and trading markets;

  •
  Wage inflation;

  •
  Currency risks;

  •
  Existing or future environmental laws and regulations;

  •
  Cultural differences in the conduct of business;

  •
  Natural disasters, acts of terrorism and war;

  •
  Changing restrictions imposed by United States export laws, including increasing restrictions based on security concerns; and

  •
  Competition from companies based in North America that have established significant international operations.

        Failure to successfully address these risks and uncertainties could adversely affect our international sales and operations, which could in turn have a material and adverse effect on our results of operations and financial condition.

If we are unable to develop and introduce new products successfully or to achieve market acceptance of our new products, our revenues and operating results will be adversely affected.

        Our future success will depend on our ability to develop new, high-performance ICs for existing and new markets and our success in developing and delivering these new products will depend on various factors, including our ability to:

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

  •
  Convince leading communications equipment manufacturers to select these products; and

  •
  Gain market acceptance of our products and our customers' products.

        There can be no assurance that we will be successful in developing and marketing these new or other future products. Our inability to develop and introduce new products successfully and in a timely manner could negatively affect our business and results of operations.

Demand for our products is dependent on demand for our customers' products.

        Our success will also depend on the ability of our customers to successfully develop new products and enhance existing products for the Carrier and Enterprise networking markets. These markets may not develop in the manner or in the time periods that our customers anticipate. If they do not, or if our customers' products do not gain widespread acceptance in these markets, our revenues and operating results may be materially and adversely affected.

Failure to accurately forecast market and customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results or operating efficiencies.

        Product introductions as well as plans for future products are based on our expectations regarding market demand and direction. If our expectations regarding market demand and direction are incorrect, the rate of development or acceptance of our current and next-generation solutions do not meet market demand and customer expectation, the sales of our legacy or current Carrier and Enterprise networking and storage products decline more rapidly than we anticipate, or if the rate of decline continues to exceed the rate of growth of our new products, our revenues and operating results could be materially and adversely affected.

        Our ability to accurately forecast customer demand may also be impaired by the delays inherent in our lengthy sales cycle. After we have developed and delivered a product to a customer, our customers need time to test, evaluate and adopt our products and additional time to begin production of the equipment that incorporates our products. Due to this lengthy cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenues from these products. It is possible that we may never generate any revenues from these products after incurring such expenditures. Even if a customer selects our product to incorporate into their equipment or devices, we have no assurance that the customer will ultimately bring our product to market or that such effort by our customer will be successful. If we incur significant research and development expenses, marketing expenses, and investments in inventory in the future that we are not able to recover, and our operating results could be adversely affected.

We are dependent on a small number of customers in a few industries for a significant amount of revenues. A decrease in sales to or the loss of one or more significant customers could adversely impact our revenues and results of operations.

        We focus our sales efforts on a small number of customers in the Carrier and Enterprise networking and storage markets that require high-performance ICs. We intend to continue doing so in the future. Some of these customers are also our competitors. If any of our major customers were to delay orders of our products or stop buying our products, our business and financial condition would be severely affected. Additionally, if any of our customers are impacted by consolidation, experience financial difficulty, or are impacted by adverse economic conditions that would delay networking infrastructure upgrades, build-outs or new installations, we could experience increased competition for our products and downward pressure on the pricing of our products.

We depend on third-party wafer foundries and other suppliers and subcontract manufacturers to manufacture and test substantially all of our current products and any delays in materials or packaging, availability of manufacturing capacity, or failure to meet quality control requirements could have material adverse effects on our customer relationships, revenues, and cash flows.

        Wafer fabrication for our products is outsourced to third-party silicon wafer foundry subcontractors such as TSMC, Global Foundries, IBM, and United Microelectronics. We depend on these third-party wafer foundries to allocate a portion of their manufacturing capacity sufficient to meet our needs and to produce wafers of acceptable quality in a timely manner. There are significant risks associated with our reliance on third-party foundries, including:

  •
  Lack of assured wafer supply, the potential for wafer shortages, and possible increases in wafer prices;

  •
  Limited control over delivery schedules, manufacturing yields, product costs, and product quality; and

  •
  Unavailability of, or delays in, obtaining access to key process technologies.

        These and other risks associated with our reliance on third-party wafer foundries could materially and adversely affect our revenues, cash flows, operating results, and relationships with our customers.

        Our third-party wafer foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. Historically, there have been periods in which there has been a worldwide shortage of wafer foundry capacity for the production of high-performance ICs such as ours. Instead of having long-term agreements with any of our third-party foundries, we subcontract our manufacturing requirements on a purchase order basis. As a result, it is possible that the capacity we may need in the future may not be available to us on acceptable terms, if at all.

        A significant portion of the manufacturing operations required for our products are located in Asia. These areas are subject to natural disasters such as earthquakes, tsunamis and floods. A significant natural disaster or other catastrophic event could significantly disrupt our foundries' production capabilities and could result in our experiencing a significant delay in delivery or substantial shortage of wafers and possibly in higher wafer prices. Any supply disruption or business interruption could materially and adversely affect our business, financial condition and results of operations.

        Certain of our suppliers integrate components or use materials manufactured in Japan in the production of our products. The recent earthquake and tsunami in Japan have disrupted the global supply chain for components manufactured in Japan that are incorporated in our products or included in the end user products of our customers. Due to cross dependencies, supply chain disruptions stemming from the occurrences in Japan could negatively impact the demand for our products, including, for example, if our customers are unable to obtain sufficient supply of other components required for their end products. We continue to monitor the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain.

        Certain of our suppliers integrate components or use materials manufactured in Thailand in the production of our products. The recent flooding in Thailand has disrupted the global supply chain for components manufactured in Thailand that are incorporated in our products or included in the end user products of our customers. Due to cross dependencies, supply chain disruptions stemming from the occurrences in Thailand could negatively impact the demand for our products, including, for example, if our customers are unable to obtain sufficient supply of other components required for their end products. We continue to monitor the effect of the events in Thailand on end demand patterns and inventory levels throughout the supply chain.

        If any of our foundries do not have adequate available capacity for us for any reason, we may encounter supply delays or disruptions, and we may need to qualify an alternative foundry. Our current foundries need to have new manufacturing processes qualified if there is a disruption in an existing process. We typically require several months to qualify a new foundry or process before we can begin shipping products from the new foundry. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

        In addition to third-party wafer foundries, we also depend on third-party subcontractors in Asia and the United States for the assembly, wafer probe and package testing of our products. As with the wafer foundries, any difficulty in obtaining parts or services from these subcontractors could affect our ability to meet scheduled product deliveries to customers, which could in turn have a material adverse effect on our customer relationships, revenues, and operating results.

        These third-party subcontractors purchase materials used in the assembly process based on our forecast. In the event we fail to meet our obligations by placing purchase orders that are inconsistent with our forecast, we may be required to pay for material forecasted, but not ordered. This obligation may have an adverse effect on operating results and cash flows.

        As with wafer fabrication, worldwide assembly and testing capacity for our products is limited, and we are dependent on our suppliers to provide enough capacity in the correct mix to address all of our requirements. The master service agreements with our assembly subcontractors have provisions for the subcontractors to maintain inventory stocks based on forecasts, but these agreements do not include any guaranteed capacity provisions. As a result, it is possible that the capacity we will need in the future may not be available to us on acceptable terms, if at all, and we could experience shortages or assembly problems in the future. As part of our test outsourcing agreement, we consigned testing equipment to our test subcontractor. The availability of assembly and test services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties or suffers any damage to their facilities.

If we do not achieve satisfactory manufacturing yields or quality, our business will be harmed because of increases in our business expenses.

        The fabrication of ICs is a highly complex and technically demanding process. Defects in designs, problems associated with transitions to newer manufacturing processes, and the inadvertent use of defective or contaminated materials can result in unacceptable manufacturing yields and performance. These problems are frequently difficult to detect in the early stages of the production process and can be time-consuming and expensive to correct once detected. Even though we procure all of our wafers from third-party foundries, we may be responsible for low yields when these wafers are tested against our quality control standards. In addition, defects in our existing or new products may require us to incur significant warranty, support and repair costs, and could divert the attention of our engineering personnel away from the development of new products.

        In the past, we have experienced difficulties in achieving acceptable probe and/or final test yields on some of our products, particularly with new products, which frequently involve new manufacturing processes and smaller geometry features than previous generations. Decreased yields can result in higher unit costs, shipment delays, and increased expenses associated with resolving yield problems. Because we also estimate yields to value work-in-process inventory, yields below our estimates may require us to increase the value of inventory and related reserves reflected on our financial statements. Poor manufacturing yields, defects or other performance problems with our products could adversely affect our ability to provide competitively priced products and our operating results.

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

        The markets for our products are intensely competitive and subject to rapid technological advancement in design technology, wafer manufacturing techniques, and alternative networking technologies. We must compete to capture future market opportunities to offset the rapid price erosion that characterizes our industry. We typically face competition at the design stage, where customers evaluate alternative design approaches that require ICs. Our competitors have increasingly frequent opportunities to supplant our products in next-generation systems because of shortened product life and design cycles in many of our customers' products. Our customers may substitute use of our products in their next-generation equipment with those of current or future competitors.

        In the communications market, which includes our Carrier and Enterprise network markets, competitors include Applied Micro Circuit, Broadcom, Marvell Technology Group, Maxim Integrated Products, Mindspeed Technologies, and PMC-Sierra. Larger competitors in our market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that we might have otherwise won. In addition, we are aware of smaller privately held companies that focus on specific portions of our range of products. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources than we have, to enter the market with new products. These companies, individually and collectively, represent future competition during the design stage and in subsequent product sales.

We must keep pace with rapid technological change and evolving industry standards in order to grow our revenues and our business.

        We sell products in markets that are characterized by rapid technological changes in both product and process technologies, including evolving industry standards, frequent new product introductions, short product life cycles, and increasing demand for higher levels of integration and smaller process geometries. We believe that our success, to a large extent, depends on our ability to adapt to these changes, to continue to improve our product technologies, and to develop new products and technologies to maintain our competitive position. Our failure to accomplish any of these objectives could have a negative impact on our business and financial results. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards.

        Development costs for new product technologies continue to increase. We may incur substantially higher research and development costs for next-generation products, as these products are typically more complex and must be implemented in more advanced wafer fabrication processes and assembly technologies.

Our operating results may be adversely impacted by worldwide political and economic conditions and uncertainties. As a result, the market price of our common stock may decline.

        Recent general worldwide economic conditions have included slower economic activity, an increase in bankruptcy filings, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns in the wired and wireless communications markets, international conflicts, terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors, and us to accurately forecast and plan future business activities, and these conditions have caused, and may continue to cause, United States and foreign businesses to slow spending on our products and services, which delays and lengthens sales cycles. We cannot predict the timing, strength or duration of any slowdown or subsequent recovery in the worldwide economy, the semiconductor industry or the wired and wireless communications markets. If the economy or markets in which we operate do not return to historical levels, our business, financial condition and results of operations will likely be materially and adversely affected.

Our business is subject to environmental regulations that could increase our operating expenses.

        We are subject to a variety of federal, state, and local environmental regulations relating to the use, storage, discharge, and disposal of toxic, volatile, and other hazardous chemicals used in our design and manufacturing processes. In some circumstances, these regulations may require us to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including the potential liabilities associated with chemicals used in our design and manufacturing processes. If we fail to comply with these regulations, we could be subject to fines or be required to suspend or cease our operations. In addition, these regulations may restrict our ability to expand operations at our present locations in the United States and worldwide or require us to incur significant compliance related expenses.

        Laws and regulations have been enacted in several jurisdictions in which we sell our products, including various European Union, ("EU"), member countries. For example, the RoHS directive, an EU regulation, restricts the use of certain hazardous substances, including lead, used in the construction of component parts of electrical and electronic equipment. We believe that our products comply with the RoHS directive; however, if we fail to comply with these regulations in the future we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We may incur increased manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements this directive, but we cannot currently estimate the extent of such increased costs or production delays, if any. To the extent that any such cost increases or delays are substantial, our operating results could be materially adversely affected. Also, we are aware that lead times for new, compliant components are longer and that older, non-compliant components are being discontinued at a fast pace. We or our customers may be impacted by shortages if parts that comply with the RoHS directive are not available.

        Similar legislation may be enacted in other countries or regions where we sell our products. We will need to ensure that we comply with these laws and regulations as they are enacted, and that our subcontractors also comply with these laws and regulations. If we or our subcontractors fail to comply with the legislation, our customers may refuse or be unable to purchase our products, which could harm our business, operating results and financial condition. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant expenses in connection with a violation of these laws, our business, operating results and financial condition could be materially and adversely affected.

If we are not successful in protecting our intellectual property rights, our ability to compete or maintain market share may be harmed.

        We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants, and business partners, and control access to, and distribution of our proprietary information. As of September 30, 2011, we held 85 United States patents, 22 foreign patents, and 19 patent applications pending in the United States for various aspects of design and process innovations.

        However, despite our efforts to protect our intellectual property, we cannot assure you that:

  •
  Steps we take to prevent misappropriation or infringement of our intellectual property will be successful;

  •
  Any existing or future patents will not be challenged, invalidated or circumvented;

  •
  Any pending patent applications or future applications will be approved;

  •
  Others will not independently develop similar products or processes to our, or design around our, patents; or

  •
  Any of the measures described above will provide meaningful protection.

        Further, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. It may be possible for a third-party, including our licensees, to misappropriate our copyrighted material or trademarks. It is possible that existing or future patents may be challenged, invalidated or circumvented and effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. It may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive and the outcome often is not predictable. As a result, despite our efforts and expenses, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business. In addition, practicality also limits our assertion of intellectual property rights. Patent litigation is expensive and its results are often unpredictable. Assertion of intellectual property rights often results in counterclaims for perceived violations of the defendant's intellectual property rights and/or antitrust claims. Certain parties after receipt of an assertion of infringement will cut off all commercial relationships with the party making the assertion, thus making assertions against suppliers, customers and key business partners risky. If we forgo making such claims, we may run the risk of creating legal and equitable defenses for an infringer.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and loss of our proprietary rights.

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. As is common in the industry, from time to time, third parties have asserted patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business and have demanded that we license their patents and technology. To date, none of these claims has resulted in the commencement of any litigation against us, nor have we believed that it is necessary to license any of the rights referred to in such claims. We expect, however, that we will continue to receive such claims in the future, and any litigation to determine their validity, regardless of our merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. Our recent efforts to license our intellectual property to third parties may also increase the potential for others to initiate claims against us. We cannot assure that we would prevail in such disputes given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation were to result in an adverse ruling we could be required to:

  •
  Pay substantial damages;

  •
  Discontinue the use of infringing technology, including ceasing the manufacture, use or sale of infringing products;

  •
  Expend significant resources to develop non-infringing technology; or

  •
  License technology from the party claiming infringement, which license may not be available on commercially reasonable terms.

        Litigation resulting in any of the above could materially and adversely affect our business, financial condition and operating results.

We are subject to United States Customs and Export Regulations.

        We are subject to United States Customs and Export Regulations, including United States International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by United States companies. Failure to comply with such regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product, which could have a material adverse impact on our results of operations and financial condition.

Risks Relating to an Investment in Our Common Stock or Debt Instruments

We have significant debt in the form of our Term A and B Loans and 2014 Debentures.

        We have $17.2 million in original principal of our senior term loan with Whitebox VSC, Ltd. ("Whitebox"), outstanding ("Term Loan A and B"). The Term A Loan bears interest at a fixed rate of 10.5% per annum beginning on February 4, 2011, payable quarterly in arrears, with a maturity date of February 4, 2014. The Term B Loan bears interest at a fixed rate of 8.0% per annum beginning on February 4, 2011, payable quarterly in arrears, with a maturity date of October 30, 2014.

        We have $46.5 million of our 8.00% Convertible Second Lien Debentures Due 2014 (the "2014 Debentures") outstanding. On October 29, 2014, we are obligated to repay the principal amount of the 2014 Debentures. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our financing requirements for at least the next 12 months. However, this may not be the case. If we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.

Our stockholders will experience significant dilution in connection with the conversion of our Series B Preferred Stock, 2014 Debentures, and our Term B loan.

        As of September 30, 2011, we had outstanding 134,720 shares of our convertible Series B Preferred Stock (convertible on a one-to-five basis), $46.5 million of 2014 Debentures, and $9.3 million of Term B Loan convertible debt. Full conversion of the currently outstanding Series B Preferred Stock, the 2014 Debentures, and the Term B Loan would result in the issuance of 12,892,612 shares of common stock. The conversion of our shares of Series B Preferred Stock, 2014 Debentures, and the Term B Loan could have a significant dilutive impact on the ownership rights of our stockholders.

The holders of the 2014 Debentures have significant influence over us and could act in a manner with which other stockholders may disagree or that is not necessarily in the interests of other stockholders.

        As of September 30, 2011, the holders of the 2014 Debentures had exercised approximately 51.9% of their available common stock and converted 82.5% of their Series B Preferred Stock (convertible into 2.8% of our common stock). These stockholders have significant influence over all matters submitted to the stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. For as long as these holders own the 2014 Debentures, they may have interests that are different from those of other stockholders who do not also own 2014 Debentures. For example, the holders of the 2014 Debentures may support proposals and actions with which other stockholders may disagree or which are not in their interests. In addition, their combined ownership of common stock, Series B Preferred Stock and 2014 Debentures could motivate them to support a sale of Vitesse at a price that is not attractive to many other stockholders. Furthermore, the concentration of ownership could delay or prevent a change in control of Vitesse or otherwise discourage a potential acquirer from attempting to obtain control of Vitesse, which in turn could reduce the price of our common stock.

The price of our common stock may fluctuate significantly.

        The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

  •
  Our operating and financial performance and prospects, including our ability to achieve sustained profitability;

  •
  The depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

  •
  Investor perception of us and the industry in which we operate;

  •
  The level of research coverage of our common stock;

  •
  Changes in earnings estimates or buy/sell recommendations by analysts;

  •
  The issuance and sale of additional shares of common stock;

  •
  General financial and other market conditions; and

  •
  Domestic and international economic conditions.

        In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

Provisions in our organizational documents and Delaware law will make it more difficult for someone to acquire control of us.

        Our restated certificate of incorporation, our amended and restated bylaws and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our board of directors. Our restated certificate of incorporation and amended and restated bylaws include provisions such as:

  •
  The ability of our board of directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

  •
  A prohibition on stockholder action by written consent; and

  •
  A requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders.

        In addition to the provisions in our restated certificate of incorporation and amended and restated bylaws, Section 203 of the Delaware General Corporation Law generally provides that a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder, unless a majority of the directors then in office approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder or specified stockholder approval requirements are met.

Our ability to use our net operating losses ("NOLs") and other tax attributes to offset future taxable income could be limited by an ownership change and/or decisions by California and other states to suspend the use of NOLs.

        We have significant NOLs and research and development ("R&D") tax credits available to offset our future United States federal and state taxable income. Our NOLs are subject to limitations imposed by Section 382 of the Internal Revenue Code (and applicable state law). In addition, our ability to utilize any of our NOLs and other tax attributes may be subject to significant limitations under Section 382 of the Internal Revenue Code (and applicable state law) if we undergo an ownership change. In the event of an ownership change, Section 382 imposes an annual limitation (based upon our value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income a corporation may offset with NOLs. If we undergo an ownership change, Section 382 would also limit our ability to use R&D tax credits. In addition, if the tax basis of our assets exceeded the fair market value of our assets at the time of the ownership change, Section 382 could also limit our ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. As a result, our inability to utilize these NOLs, credits or amortization as a result of any ownership changes could adversely impact our operating results and financial condition.

        In addition, California and certain states have suspended use of NOLs for certain taxable years and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

Our success depends on our ability to attract and retain qualified personnel.

        A small number of key executive officers manage our business. Their departure could have a material adverse effect on our operations. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified technical sales and marketing personnel, design and application engineers, as well as senior management. We believe that there is, and will continue to be, intense competition for qualified personnel in the semiconductor industry as the emerging broadband wireless and wire line communications markets develop, and we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining highly qualified manufacturing personnel, technical sales and marketing personnel, design and application engineers, as well as senior management. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could have a material effect on our ability to operate our business. We do not presently maintain key-man life insurance for any of our key executive officers.

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future. This volatility may impair our ability to finance strategic transactions with our stock and otherwise harm our business.

        Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside our control. Significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock. We have historically used equity incentive compensation as part of our overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price. In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price. Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. These and other consequences of volatility in our stock price which could be exacerbated by the recent worldwide financial crisis could have the effect of diverting management's attention and could materially harm our business.

The effectiveness of disclosure controls is inherently limited.

        We do not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system objectives will be met. The design of a control system must also reflect applicable resource constraints, and the benefits of controls must be considered relative to their costs. As a result of these inherent limitations, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Failure of the control systems to prevent error or fraud could materially adversely impact our financial results and our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Our headquarters, and principal R&D and sales facilities, is located in Camarillo, California and is leased pursuant to a non-cancellable operating lease with a term that expires on January 31, 2014 and an annual base rent of $1.2 million. The total space occupied in this building is approximately 111,000 square feet. We also lease an additional 58,000 square foot facility in Camarillo ("Calle Carga"), which is leased through December 2015. As of September 28, 2011, the Calle Carga facility is vacant, and we are looking at sub-leasing options. See "Restructuring and Impairment Charges" footnote in the accompanying notes to the consolidated financial statements. We also lease space in additional locations that include domestic and international offices in Austin, Milpitas, New Jersey, Portland, Westford, China, Denmark, Germany, India and Taiwan. As of September 30, 2011, we lease total space of approximately 280,000 square feet. Our current space is sufficient to accommodate current operations.

ITEM 3.    LEGAL PROCEEDINGS

        From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2011, the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock has been listed on the NASDAQ Global Market under the symbol "VTSS" since March 2, 2011. Prior to March 2, 2011, our common stock was traded on the OTCQB Marketplace of the OTC Markets Group Inc. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the Nasdaq Global Market from and after March 2, 2011, and the high and low bid quotations of our common stock as reported on the OTCQB Marketplace prior to March 2, 2011. All prices have been adjusted for the one-for-20 reverse split of our common stock that occurred on June 30, 2010. Quotations reported on the OTCQB Marketplace reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended 2011
October 1 through December 31, 2010	$4.85	$3.56
January 1 through March 31, 2011	6.00	4.10
April 1 through June 30, 2011	5.25	3.85
July 1 through September 30, 2011	4.20	2.86

	High	Low
Fiscal Year Ended 2010
October 1 through December 31, 2009	$7.60	$3.60
January 1 through March 31, 2010	8.60	4.80
April 1 through June 30, 2010	9.20	5.20
July 1 through September 30, 2010	6.30	2.85

Holders of Record

        As of December 1, 2011, there were approximately 1,209 stockholders of record of our common stock, and the closing price of our common stock was $2.23 per share as reported by the NASDAQ Global Market. The number of holders of record of our common stock does not include the number of stockholders whose shares are held in nominee or "street name" accounts through brokers and other institutions.

Dividends

        We have never paid cash dividends and presently intend to retain any future earnings for business development. Further, our existing loan agreements limit the payment of dividends without the consent of the lenders.

Five-Year Stock Performance Graph

        The following performance graph compares the cumulative total stockholder return for our common stock with the NASDAQ Composite Index, the NASDAQ Stock Market-United States Index and the NASDAQ Electronics Components Index from market close on the last trading day in September 2006 through the last trading day in September 2011. The graph is based on the assumption that $100 was invested in each of our common stock, the NASDAQ Composite Index, the NASDAQ Stock Market-United States Index and the NASDAQ Electronics Components Index on the last trading day in September 2006. The stock price performance on this graph is not necessarily an indicator of future price performance.

        The stock price performance graph depicted below shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), or otherwise subject to the liabilities of such section, nor shall such graph be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2011

ITEM 6.    SELECTED FINANCIAL DATA

        The table below sets forth selected consolidated financial data for the five years in the period ended September 30, 2011 that has been derived from our Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and

Results of Operations" and the Consolidated Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	As of and for the years ended September 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Product revenues	$132,742	$165,633	$154,927	$218,536	$221,948
Intellectual property revenues	8,225	357	13,250	10,000	—

Net revenues	140,967	165,990	168,177	228,536	221,948
Restructuring and impairment charges	3,656	854	528	—	—
Accounting remediation & reconstruction (revenue) expense & litigation costs	—	73	(9,922)	10,761	13,558
Goodwill impairment	—	—	191,418	—	—
(Loss) income from operations	(11,073)	3,991	(179,005)	8,378	(1,799)
(Loss) income from continuing operations	(14,812)	(20,176)	(194,112)	7,510	(4,825)
Income (loss) from discontinued operations, net of tax	—	121	71	9,044	(16,822)
Net (loss) income	(14,812)	(20,055)	(194,041)	16,554	(21,647)
Fair value adjustment of Preferred Stock—Series B	—	126	—	—	—
Net (loss) income available to common stockholders	$(14,812)	$(20,181)	$(194,041)	$16,554	$(21,647)
Net (loss) income per share:
Basic and diluted:
Continuing operations	$(0.61)	$(0.96)	$(16.92)	$0.67	$(0.43)
Discontinued operations	—	0.01	0.01	0.81	(1.50)

Net (loss) income per share	$(0.61)	$(0.95)	$(16.91)	$1.48	$(1.94)

Fair value adjustment of Preferred Stock-Series B	—	(0.01)	—	—	—

Net loss (income) per common share available to common stockholders	$(0.61)	$(0.96)	$(16.91)	$1.48	$(1.94)

Weighted average shares outstanding: basic and diluted	24,315	21,074	11,478	11,181	11,178
Balance Sheet Data:
Cash and short-term investments	$17,318	$38,127	$57,544	$36,722	$33,576
Working capital	26,659	48,037	39,397	49,198	55,287
Total assets	60,994	97,529	109,273	292,277	327,348
Long term compound embedded derivative liability	7,796	15,476	—	—	—
Other long term obligations, incuding debt	56,180	65,095	111,352	126,123	155,118
Total stockholders' (deficit) equity	(28,459)	(21,206)	(61,273)	125,526	107,532

        Our financial results for certain of the years set forth above were impacted by the following events:

Fiscal Year 2011

        On January 18, 2011, we paid $8.0 million against the principal balance of our Senior Term Loan. Effective February 4, 2011, we exchanged our existing Senior Term Loan for two new term loans (Term

Loan A and Term Loan B), each in the principal amount of $9.34 million. We recognized a $3.9 million loss on the debt exchange. As of February 4, 2011 the net carrying amount of the Senior Term Loan was $18.7 million, which included the remaining outstanding principal of $17.0 million, and a payment-in-kind balance of $1.7 million, and the remaining balance of the unamortized costs of $0.6 million. In July 2011, we paid down the loan by $1.5 million.

        In October 2010, in order to reduce costs and streamline the product design process, we commenced the planned reduction in workforce at our Westford, Massachusetts design center ("Westford"). The reduction in workforce was completed by June 2011. The related severance costs totaled $0.6 million. This activity is presented as restructuring and impairment charges on the consolidated statements of operations.

        On September 28, 2011, we consolidated our operations in Camarillo, California into a single facility at our headquarters and vacated our secondary Camarillo leased office and warehouse space ("Calle Carga"), and implemented a reduction in personnel across multiple departments primarily at facilities located within the United States. During the quarter ended September 30, 2011, we incurred approximately $3.1 million of costs and charges associated with these activities. These activities are presented as restructuring and impairment charges on the consolidated statements of operations.

Fiscal Year 2010

        In October 2009, we completed a debt restructuring transaction. The debt restructuring resulted in the conversion of 96.7% of our 2024 Debentures into a combination of cash, common stock, Series B Preferred Stock and 2014 Debentures. With respect to the remaining 3.3% of the 2024 Debentures, we settled our obligations in cash. Additionally, we repaid approximately $5.0 million of our $30.0 million Senior Term Loan, the terms of which were amended as part of the debt restructuring transactions. Under the terms of the debt restructuring transactions, we:

  •
  paid $3.6 million in cash to satisfy our obligations to the holders of the 2024 Debentures who did not participate in the transaction;

  •
  paid $6.4 million in cash consideration to the holders of the 2024 Debentures who participated in the transaction;

  •
  issued $50.0 million in aggregate principal amount of 2014 Debentures to the holders of the 2024 Debentures who participated in the transaction; and

  •
  Issued to the holders of the 2024 Debentures who participated in the exchange 8,646,811 shares of common stock, and to some of those holders, an aggregate of 771,000 shares of a new Series B Preferred Stock, which are convertible into common stock on a five-to-one basis and have a dividend preference relative to the common stock.

        In May 2010, $3.5 million of 2014 Debentures were converted into 777,778 shares of common stock, based on a conversion price of $4.50 per share. We elected to pay the "Make-Whole Amount" (as defined in the Indenture for the 2014 Debentures) in shares of common stock, and on June 7, 2010 we issued 91,753 shares of common stock valued at $6.20 per share, the fair value per share on the date of settlement, in settlement of the Make-Whole Amount.

        In October 2009, in an effort to reduce costs and shorten manufacturing time, we eliminated test activities at our headquarters and outsourced testing to a third-party facility. This restructuring plan was approved during October 2009 with implementation efforts starting immediately and full transition of testing to the third-party by the third quarter of the fiscal year ending September 30, 2010. In connection with this restructuring, the Company recorded restructuring charges totaling $0.9 million for severance costs for the fiscal year ended September 30, 2010. This activity is presented as restructuring and impairment charges on the consolidated statements of operations.

Fiscal Year 2009

        During the quarter ended December 31, 2008, we determined that our goodwill was fully impaired and recorded an impairment charge of $191.4 million.

Fiscal Year 2008

Sale of Storage Products Business

        On October 29, 2007, we completed our sale of a portion of its Storage Products business. For fiscal year 2008, we reported the results of operations of the Storage Products business, along with the gain recognized on the sale, in income (loss) from discontinued operations within our statement of operations. For fiscal year 2010, we reported revenue of $0.1 million, net of taxes of $0.2 million related to the final earn-out payments resulting from the sale of the Storage Products business.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in Part I, Item 1A. of this Annual Report on Form 10-K.

Overview

        We are a leading supplier of high-performance integrated circuits ("IC's"), principally targeted at systems manufacturers in the communications industry. Within the communications industry, our products address Carrier and Enterprise networking, where they enable data to be transmitted at high-speeds and processed and switched under a variety of protocols.

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

        In recent years, we focused our product development and marketing efforts on products that leverage the convergence of Carrier and Enterprise networking to Internet Protocol-based networks. These next-generation networks share the requirements of high reliability, scalability, interoperability and low cost. Increasingly, these networks will be delivered based on Ethernet technology. We believe that products in this emerging technology area represent the best opportunity for us to provide differentiation in the market.

Industry Trends and Characteristics that Affect our Business

        In order to achieve sustained, increasing profitability, we must achieve a combination of revenue growth, increases in margins, and careful control of our operating expenses. We continue to focus on improving each of these components of our financial model.

        Our new products address the two largest and fastest growing segments of the communications industry—Carrier Ethernet and Enterprise networking. Many of our products also serve the biggest market within these segments, Carrier Mobile Infrastructure, which is beginning to require Carrier Ethernet capabilities.

        Our future revenue opportunities will, in part, be determined by our ability to participate and capture new design wins within our major customer base. This opportunity depends in large part on our ability to develop, deploy, and sell products in a timely manner with features that compete effectively against the competitors in our markets.

        We compete for market share based on our customers' selection of our components over our competitors during the design phase of our customers' systems. Our ability to compete is dependent on the needs of our customers, how well our products address these needs, our corporate relationships, and a variety of other factors.

        Once selected for a design win, we have a high probability of holding the majority market share for this product. Many of our large customers have their own internal design teams, which cause us to compete against these teams when our customers consider a "make vs. buy" decision. The trend in the industry has been, and continues to be, to outsource more designs to companies such as Vitesse. While we expect this trend to continue, we view these "internal" design efforts as a significant competitive threat. The "design win" is a critical milestone in the path to generating revenue, as our products, and our customers' products, are highly complex and typically require many years of development, testing, and qualification before they reach full production. As a result, it may be difficult to forecast the potential revenue from new and existing products at the time we begin our development efforts or achieve our "design wins."

        Our ability to improve margins depends upon several factors, including our ability to continue to reduce our cost of revenues, including our wafer, assembly, and test costs, our ability to improve manufacturing yields, our ability to continue to migrate our products to next-generation process nodes, and our ability to reduce average selling price ("ASP") erosion. We have active programs in place to address each of these factors.

        As a fabless semiconductor company, we outsource the majority of our manufacturing. As such, we must manage our supply chain efficiently to ensure competitive materials pricing and effective lead-times for the materials that we purchase. The semiconductor industry in which we compete is highly cyclical. Typically, in periods of strong demand in the semiconductor industry, we may experience longer lead times, difficulties in obtaining capacity and/or meeting commitments for our required deliveries. Today, 100% of our wafer fabrication and assembly is outsourced. During 2010, we successfully moved wafer probe and final testing from our in-house test facility at our headquarters to an outsourced operation at Asian subcontractors. This production model provides us substantial advantages in terms of lower fixed costs, reduced cycle times, and lower inventory levels.

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

        Since 2009, our product gross margins have improved from 49.5% to 59.6% in 2011. Gross margin is also impacted by the ASP of our products, which is primarily determined by competitive factors within the specific markets we serve. Average margins vary widely within the markets we serve, with the Carrier networking market having the highest average margins and the Enterprise networking market having the lowest average margins. We endeavor to increase margins by providing products that have substantial added value relative to our competition.

        To remain competitive, we must efficiently deploy our engineering, research and development ("R&D") resources into markets that will provide our future revenue growth. Our R&D costs increased to $53.1 million in 2011 from $45.7 million in 2009 as a result of our developing and releasing 50 new products. The percentage of our total headcount that is attributed to R&D has steadily increased during the last three years from 42.2% in 2009 to 46.8% in 2010 to 49.3% in 2011. A large part of this growth is in our Hyderabad, India design center where we can more efficiently execute product verification and validation. Our Hyderabad design center has been re-targeted from storage products to products for Carrier and Enterprise networking applications. In 2011, we had two reductions in force that affected our R&D efforts. As a result, R&D expense will be lower in 2012. We continue to focus our R&D efforts and to seek opportunities to more efficiently deploy our R&D resources into larger, growing markets.

        As is common in the industry, we sell semiconductor products directly to OEMs and also use a number of distributors and logistics providers to sell products indirectly to our customer base. In 2011, we continued our plans to move more of our business to a direct model. Direct gross shipments to customers were $73.6 million or 55.4% of product revenue in fiscal year 2011, compared with $82.5 million or 49.8% of product revenue in fiscal year 2010, and $49.8 million or 32.1% in fiscal year

2009. Our accounting policy uses the "sell-through" model for sales to our distributors. The "sell-through" model recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the "sell-through" methodology we may have variability in our revenue from quarter to quarter as customers have substantial flexibility to reschedule backlog with most of our channel partners as part of the terms and conditions of sale. In addition, the "sell-through" policy requires that we include all distributor channel inventory on our balance sheet as part of our reported inventory. Our indirect gross channel sales were $59.2 million, $83.1 million, and $105.1 million in fiscal years 2011, 2010, and 2009, respectively.

        Our sales are distributed geographically around the world. In 2011, 46.0% of our sales were to the United States, 38.6% to Asia, and 11.2% to Europe, the Middle East and Africa ("EMEA"), with the remaining 4.2% going to other countries. In 2010, 33.3% of our sales were to the United States, 44.2% to Asia, 15.5% to EMEA, and the remaining 7.0% going to other countries. In 2009, 37.3% of our sales were to the United States, 47.4% to Asia, 11.1% to EMEA, and the remaining 4.2% going to other countries

        It is critical that we efficiently deploy our capital. Inventory levels decreased to $20.9 million as of September 30, 2011, from $27.3 million as of September 30, 2010. Inventory decreased as our channel partners and distributors took action to decrease their inventory in response to weaker demand. We were able to respond quickly to the change in demand by decreasing orders from our suppliers.

Realization of Our Strategy

        Several years ago, we embarked on a process to substantially re-invent Vitesse to take advantage of the dramatic ongoing transformation of our target networking markets. Towards that goal, we re-positioned our R&D teams and invested heavily to enter new markets, develop new products, and penetrate new customers in an effort to diversify ourselves and provide new opportunities for growth.

        As with any high-technology company, these growth opportunities begin with new products. We improved the efficiency of our R&D by focusing our resources on two large, but independent markets: Carrier networking and Enterprise networking, which both rely increasingly on Ethernet technology, allowing us to maximize the impact of our R&D budget.

        After two years of development, Vitesse introduced over 30 new products in 2010 and over 20 new products in 2011. These included many new "platform" products and technology that will serve as the basis for future product development. This was nearly double our historic rate of product introductions. These new products allowed us to substantially increase our served markets in both Carrier and Enterprise networking, providing us better growth opportunities.

        The next step to generating growth is creating market traction and design wins where we are selected by our customers over our competitors. As we took our new products to market in 2011, we saw a dramatic increase in our customer engagements and the number of design opportunities that were being identified by our sales team. Early adoption of our products by our customers has exceeded our goals. In 2011, we recorded over 300 new design wins, a 250% increase from the prior year. Of these design wins, we expect 80% of the value to come from our Tier-1 and Tier-2 customers, and nearly 50% to come from our new products introduced in 2010 and 2011.

        Together with our customers, we are now preparing to take these new products into production. In our industry it typically takes twelve to eighteen months for our customers to go from first product sample received to first customer shipment as customers do the necessary development work to complete and qualify their systems in the network. In 2011, we shipped samples and pre-production on the majority of these new products, and we expect our customers to phase into volume production over the course of 2012.

        As these new products ramp, we will begin a migration of our revenues to our new products, providing a new growth cycle for the company. In 2011, only five percent of our revenue was from products sampled in the last three years. Based on our observed market traction and the design wins captured in 2011, we expect revenue from our new products to increase to 10-15% of revenues in 2012 and continue to grow strongly from there.

        We've also made solid progress on our strategy to strengthen our operational performance and execution. Our efforts in operations include reduction in materials costs and cycle times, improved product yields, implementation of programs such as lean manufacturing, and an increased emphasis on the importance of our customers. During the last three years, we accelerated our comprehensive efforts to increase our product gross margins and operating margins which together have substantially increased the operating leverage of the company. During the last three years we have:

  •
  Expanded our business in Europe and Asia, primarily in China, as the result of improved penetration into Tier 1 networking OEMs.

  •
  Transitioned to a fully outsourced manufacturing model by moving the majority of our California probe and test function to an outsourced, offshore Asian test contractor, which was completed in 2010. This production model substantially reduced our fixed costs, headcount, and reduced cost of testing, and will allow us to reduce our manufacturing cycle times and better serve our growing customer base in Asia.

  •
  Closed the Calle Carga facility and the Westford design center in fiscal year 2011 and the Portland facility closure is planned for the first quarter of 2012, in order to gain efficiencies by consolidating locations and streamlining costs. We also closed sales offices in Japan and Canada.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are reasonable in the circumstances. We regularly discuss with our audit committee the basis of our estimates. These estimates could change under different assumptions or conditions.

        Our significant accounting policies are outlined in the notes to the consolidated financial statements. In management's opinion the following critical accounting policies require the most significant judgment and involve complex estimation. We also have other policies that we consider to be key accounting policies; however these policies do not meet the definition of critical accounting estimates as they do not generally require us to make estimates or judgments that are difficult or subjective.

Revenue recognition

  Product revenues

        In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605"), we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable, and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We recognize revenue on goods shipped directly to customers at the time of shipping, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        A portion of our product sales is made through distributors under agreements allowing for pricing credits and/or right of return. Our past experience with these pricing credits and/or right of return provisions prevent us from being able to reasonably estimate the final price of our inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the fixed and determinable revenue recognition criterion has not been met at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their end customers. We also maintain inventory, or hub, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customers' projected needs, but do not recognize revenue unless and until the customer reports that it has removed our product from the warehouse and taken title and risk of loss.

  Intellectual property revenues

        We derive intellectual property ("IP") revenues from the license of our intellectual property, maintenance and support, the sale of patents, and royalties' revenue following the sale by our licensees of products incorporating the licensed technology. We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Our IP licensing agreements may include multiple elements with an IP license bundled with support services. For such multiple element IP licensing arrangements, we follow the guidance in FASB ASU No. 2009-13, Revenue Recognition (ASC Topic 605) Multiple Deliverable Revenue Arrangements, to determine whether there is more than one unit of accounting.

        License and contract revenues are recorded upon delivery of the technology when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured. Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the IP. Deferred revenue is created when we bill a customer in accordance with a contract prior to having met the requirements for revenue recognition.

        Certain of our agreements may contain maintenance and support obligations. Under such agreements we provide unspecified bug fixes and technical support. No other upgrades, products, or post-contract support are provided. These arrangements may be renewable annually by the customer. Maintenance and support revenue is recognized ratably over the period during which the obligation exists, typically 12 months or less.

        We recognize revenue from the sale of patents when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured. All of the requirements for revenue recognition are generally fulfilled upon execution of the patent sale arrangement.

        We recognize royalty revenue in the period in which the licensee reports shipment of products incorporating our IP components. Royalties are calculated on a per unit basis, as specified in our agreement with the licensee. We may, at our discretion and in accordance with our agreements, engage a third party to perform royalty audits of our licensees. Any correction of royalties previously reported would occur when the results are resolved.

  Multiple Element Transactions

        For multiple-element arrangements we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenues to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. Generally, we are not able to determine TPE because our licensing arrangements differ from that of our peers. We concluded that no VSOE or TPE exists because it is rare that either we or our competitors sell the deliverables on a stand-alone basis. ESPs reflect our best estimate of what the selling prices of the elements would be if they were sold regularly on a stand-alone basis. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations.

        In determining ESPs, we employ a pricing model in which we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. The facts and circumstances we may consider include but are not limited to prices charged for similar offerings, if any, our historical pricing practices, as well as the nature and complexity of different technologies being licensed, geographies, and the number of uses allowed for a given license.

Inventory Valuation

        We value inventories at the lower of cost or market value on a first-in, first-out basis. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts. Our estimates of future product demand may prove to be inaccurate, and we may understate or overstate the provision required for excess and obsolete inventory.

Long Lived Assets

        We periodically evaluate the realizability of long-lived assets as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in our business are written off in the period identified since they will no longer generate any positive cash flows for us. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. Our future cash flows may vary from estimates.

Valuation of Compound Embedded Derivative related to Subordinated Debentures

        In accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"), management evaluated the terms and features of the 2014 Debentures ("2014" Debentures") and identified a compound embedded derivative (the "compound embedded derivative" or "derivative liability") requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the compound embedded derivative meet the criteria for bifurcation and separate accounting due to the conversion price not being indexed to our own stock. Any gain or loss on the fair value of the compound embedded derivative is reflected in current earnings. The compound embedded derivative is comprised of the conversion option and a make-whole payment for foregone interest if the holder converts the debenture early. We estimated the approximate fair value of the compound embedded derivative as the difference between the estimated value of the 2014 Debentures with and without the compound embedded derivative features. The fair value of the 2014 Debentures was estimated using a convertible bond valuation model within a lattice framework. These valuations were determined using Level 3 inputs. The valuation of the compound embedded derivative required considerable judgment. The valuation methodologies used by us as described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although management believes our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Valuation of Term A and B Loans

        We estimated the fair value of our Term A and B Loan for purposes of accounting for a debt exchange transaction during fiscal year 2011 and for year-end disclosure of the fair value of the two loans.

        We estimated the fair value of the Term A Loan at its inception using a cash flow analysis in which the periodic cash coupon payments and the principal payment at maturity are discounted to the valuation date using an appropriate market discount rate. The discount rate is determined by analyzing the seniority and securitization of the instrument, our financial condition, and observing the quoted bond yields in the fixed income market as of the valuation date.

        We estimated the fair value of the Term B Loan at its inception using a convertible bond valuation model within a lattice framework. These valuations are determined using Level 3 inputs. The valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of our common stock into which the Term B loan is convertible.

        The valuation methodologies used by us in determining the fair value of the Term A and B loans requires considerable judgment. The fair value calculation may not be indicative of net realizable value or reflective of future fair values. Furthermore, although management believes our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the debt exchange date and the period-end reporting date.

Accounting for Stock-Based Compensation

        We account for stock based compensation under ASC Topic 718, Compensation—Stock Compensation, which requires us to record such related compensation costs. Calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the awards and expected volatility of our stock price. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. Our estimates of expected volatilities are based on weighted historical implied volatility. The expected forfeiture rate applied in calculating stock-based compensation cost is estimated using historical data and is updated annually.

        The assumptions used in calculating the fair value of stock-based awards involve estimates that require management judgment. If factors change and we use different assumptions, our stock-based compensation expense could change significantly in the future. In addition, if our actual forfeiture rate is different from our estimate, our stock-based compensation expense could change significantly in the future.

Income Taxes

        We account for income taxes in accordance with ASC Topic 740, Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

        Our valuation allowance against the deferred tax assets is based on our assessments of historical losses and projected operating results in future periods. If and when we generate future taxable income in the United States against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

Restructuring Charges—Facility

        In calculating the cost to abandon our unutilized facility, we had to estimate the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues. This required us to estimate the timing and costs of the lease to be terminated, the amount of operating costs for the affected facility and the timing and rate at which we might be able to sublease or complete negotiations of a lease termination agreement. To form our estimates for these costs we performed an assessment of the affected facility and considered the current market conditions.

        We believe our estimates of the obligations for the closing of the site remain sufficient to cover anticipated settlement costs. However, our assumptions on the lease termination payments, operating costs until termination, or the amounts and timing of offsetting sublease revenues may turn out to be incorrect and our actual cost may be materially different from our estimates. If our actual costs exceed our estimates, we would incur additional expenses in future periods.

Impact of Recent Accounting Pronouncements

        For information with respect to recent accounting pronouncements and the impact of these pronouncements, see "The Company and Its Significant Accounting Policies" footnote on the consolidated financial statements.

Results of Operations

        The following table sets forth statements of operations data for the fiscal years indicated:

	September 30,
	2011		2010		2009
	$	%	$	%	$	%
	(in thousands, except percentages)
Net revenues:
Product revenues	$132,742	94.2%	$165,633	99.8%	$154,927	92.1%
Intellectual property revenues	8,225	5.8%	357	0.2%	13,250	7.9%

Net revenues	140,967	100.0%	$165,990	100.0%	$168,177	100.0%
Costs and expenses:
Cost of revenues	53,674	38.1%	71,557	43.1%	78,212	46.5%
Engineering, research and development	53,129	37.7%	51,100	30.8%	45,650	27.1%
Selling, general and administrative	41,233	29.2%	37,618	22.7%	39,936	23.7%
Restructuring and impairment charges	3,656	2.6%	854	0.5%	528	0.3%
Accounting remediation & reconstruction expense & litigation costs	—	0.0%	73	0.0%	(9,922)	(5.9)%
Goodwill impairment	—	0.0%	—	0.0%	191,418	113.8%
Amortization of intangible assets	348	0.2%	797	0.5%	1,360	0.8%

Costs and expenses	152,040	107.8%	161,999	97.6%	347,182	206.3%

(Loss) income from operations	(11,073)	(7.8)%	3,991	2.4%	(179,005)	(106.3)%
Other expense (income) :
Interest expense, net	8,456	6.0%	9,495	5.7%	4,653	2.8%
(Gain) loss on compound embedded derivative	(7,680)	(5.4)%	(7,869)	(4.7)%	12,209	7.3%
Loss on extinguishment of debt	3,874	2.7%	21,311	12.8%	—	0.0%
Other (income), net	(292)	(0.2)%	(291)	(0.2)%	(304)	(0.2)%

Other expense , net	4,358	3.1%	22,646	13.6%	16,558	9.9%
Loss before income tax (benefit) expense	(15,431)	(10.9)%	(18,655)	(11.2)%	(195,563)	(116.2)%
Income tax (benefit) expense	(619)	(0.4)%	1,521	0.9%	(1,451)	(0.9)%

Loss from continuing operations	(14,812)	(10.5)%	(20,176)	(12.1)%	(194,112)	(115.3)%
Income from discontinued operations, net of tax	—	0.0%	121	0.1%	71	0.0%

Net loss	(14,812)	(10.5)%	(20,055)	(12.0)%	(194,041)	(115.3)%
Fair value adjustment of Preferred Stock—Series B	—	0.0%	126	0.1%	—	0.0%

Net loss available to common stockholders	$(14,812)	(10.5)%	$(20,181)	(12.1)%	$(194,041)	(115.3)%

Fiscal Years Ended September 30, 2011 and 2010

Product Revenues

        We sell our products into the following markets: (i) Carrier networking, (ii) Enterprise networking and (iii) Non-Core. The Carrier networking market includes core, metro, access, mobile and backhaul networks. The Enterprise networking market covers Ethernet switching and transmission within LANs in small-medium enterprise ("SME") and small-medium business ("SMB") markets. The Non-Core market is comprised of legacy products that have not received additional investment over the last five years and, as a result, have generally been in decline.

        The following table summarizes our product revenues by market:

	September 30,
	2011		2010
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$61,685	46.5%	$72,380	43.7%	$(10,695)	(14.8)%
Enterprise networking	64,754	48.8%	75,975	45.9%	(11,221)	(14.8)%
Non-core	6,303	4.7%	17,278	10.4%	(10,975)	(63.5)%

Product revenues	$132,742	100.0%	$165,633	100.0%	$(32,891)	(19.9)%

        The decrease in Carrier networking revenues is largely attributable to the continued weakness in the Asia Pacific region, which declined 26.9% to $28.6 million in fiscal year 2011. The weakness was seen across a wide range of customers and products, primarily in China. This decrease was partially offset by 12.0% increased sales in North America to $23.6 million.

        The decrease in Enterprise networking revenues is driven by declines in 1 Gigabit Ethernet switch and PHY products selling into low-end SME/SMB applications due to overall weak market conditions, primarily in Asia. Enterprise switch revenue decreased 30.6% to $9.9 million, and 1 Gigabit Ethernet PHY revenue decreased 16.7% to $16.3 million.

        The decrease in Non-core revenues is largely attributable to a decline of our legacy network processor product line and legacy Fibre Channel PHY products.

        We also classify our product revenues based on our three product lines: (i) Connectivity, (ii) Ethernet switching and (iii) Transport processing.

	September 30,
	2011		2010
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$67,734	51.0%	$82,522	49.8%	$(14,788)	(17.9)%
Ethernet switching	37,940	28.6%	46,714	28.2%	(8,774)	(18.8)%
Transport processing	27,068	20.4%	36,397	22.0%	(9,329)	(25.6)%

Product revenues	$132,742	100.0%	$165,633	100.0%	$(32,891)	(19.9)%

        The reduction in Connectivity revenues is largely attributable to a decrease of 60.5% in products for legacy Fibre Channel applications and a decrease of 36.5% in10G Laser Drivers for long haul DWDM applications. The declines were partially offset by gains of 18.1% in PMD components for Fiber to the Home and 10GbE.

        The reduction in Ethernet switching revenue is largely attributable to overall market softness in our Gigabit Ethernet switches and Gigabit Ethernet PHYs selling primarily into SME and SMB markets. Gigabit Ethernet Switch revenue decreased 31.3%, and Gigabit Ethernet PHY revenue decreased 13.9%.

        The lower Transport processing revenue is largely attributable to an 79.5% decline in Network Processor (NPU) products and a 46.7% decline in Switch Fabric products. The decrease was partially offset by a 53.9% increase in our legacy SONET framers.

Intellectual Property (IP) Revenues

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
IP revenues	$8,225	5.8%	$357	0.2%	$7,868	2203.9%

        The increase in IP revenue is attributable to $7.6 million from the sale and licensing of IP during fiscal year 2011, as well as royalty revenues of $0.6 million. The royalties received or recognized for the same periods in fiscal year 2010 were minimal. Costs associated with the sale of IP are included in selling, general and administrative expenses.

Cost of Revenues

	September 30,
	2011		2010
	Amount	% of Net Product Revenues	Amount	% of Net Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of revenues	$53,674	40.4%	$71,557	43.2%	$(17,883)	(25.0)%

        We use third-parties for wafer fabrication and assembly services. Cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; (iii) test services; and (iv) labor and overhead costs associated with product procurement, planning, and quality assurance.

        The overall decrease in cost of revenues is largely attributable to lower product revenues. The decrease in the cost of net revenues as a percent of product revenues is due to a reduction in fixed costs of operations of $4.6 million, enabled by outsourcing wafer and final testing from our headquarters to an outsourced model using an offshore facility.

        In fiscal year 2011, we decreased production volumes in response to lower demand and improvements in availability of capacity at foundries and assembly sub-contractors eliminating the need to maintain higher inventory balances. As a result, production costs per unit have increased due to certain fixed costs of manufacturing operations. We expect to continue to adjust our inventory levels and anticipate that the sales of these higher cost inventories will temporarily increase our cost of net product revenues in future periods until our revenues return to prior levels.

        As it is customary in the semiconductor industry for product prices of maturing products to decline over time, it is imperative that we continue to reduce our cost of revenues. We continue to focus our efforts on improving operating efficiencies, including improving product yields, reducing scrap, and improving cycle times. In September 2011, we completed a reduction in force that is expected to lower manufacturing expenses in the future by $0.7 million annually.

Engineering, Research and Development

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$53,129	37.7%	$51,100	30.8%	$2,029	4.0%

        Engineering, research and development ("R&D") expenses consist primarily of salaries and related costs, including stock-based compensation expense for employees engaged in research, design and development activities. R&D also includes costs of mask sets and electronic design automation tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.

        The level of R&D expenditures as a percentage of net revenues will vary from period to period, depending, in part, on the level of net revenues. We view research and development expenditures as critical to maintaining a high level of new product introductions, which in turn are critical to our plans for future growth.

        The higher R&D expense in fiscal year 2011 is largely attributable to increased costs of $3.2 million associated with mask sets and wafers purchased, electronic design automation tools and new product evaluation boards associated with our two years of significant new product introductions and bringing those new products to market. This increase in R&D expense was partially offset by lower compensation expenses of $1.2 million related to the reassignment of employees to selling and marketing activities and headcount reductions.

        In October 2010, we commenced a reduction in force at our Westford design center, which we completed in June 2011. The Westford reduction in force will result in a decrease of approximately $1.7 million from fiscal year 2011 R&D spending levels. In September 2011, we commenced a reduction in force at our Portland design center, which was completed in October 2011. The Portland reduction in force will result in a decrease of approximately $1.7 million from fiscal year 2011 R&D spending levels. We will continue to concentrate our spending in R&D to meet customer requirements and to respond to market conditions, and we do not anticipate that the reduction in R&D headcount will negatively impact product development in fiscal year 2012.

Selling, General and Administrative

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$41,233	29.2%	$37,618	22.7%	$3,615	9.6%

        Selling, general and administrative ("SG&A") expense consists primarily of personnel-related expenses, including stock based compensation expense as well as legal and other professional fees, facilities expenses, outside labor and communication expenses.

        The increase in SG&A is largely attributable to an increase of $2.2 million in our allowance for doubtful accounts related to specific, potentially uncollectable accounts receivable balances identified during our fourth quarter, $2.2 million related to increased compensation, and $1.0 million due to higher facility costs partially offset by a $1.9 million decrease in professional fees. The increased compensation expense results from the reassignment of employees from R&D, additional marketing personnel, and increased non-cash stock compensation. The increase in facility costs is primarily due to the re-allocation of expenses from cost of revenues due to the outsourcing of our wafer and final testing from our headquarters to an outsourced model.

        In September 2011, we completed a reduction in force in our SG&A organization that will result in approximately $1.5 million lower SG&A expenses on an annualized basis going forward.

Restructuring and Impairment Charges

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Restructuring and impairment charges	$3,656	2.6%	$854	0.5%	$2,802	328%

        In September 2011, as part of our ongoing cost reduction efforts, we exited our small Calle Carga office and warehouse facility and moved the 42 employees occupying this facility into our adjacent headquarters. Concurrently, we implemented the closure of the Portland design center and additional workforce reductions impacting a total of 41 employees, primarily in the United States. Restructuring and impairment charges consist of $2.5 million related to the Calle Carga facility. We also incurred $0.6 million of severance costs due to the reduction in force.

        In October 2010, in order to reduce costs and streamline the product design process, we commenced the planned reduction in workforce at our Westford design center. The Westford reduction in workforce was completed by June 2011 and affected 27 employees with the related severance costs of $0.6 million paid as of June 2011.

        In October 2009, in an effort to reduce costs and shorten manufacturing time, we eliminated test activities at our headquarters and outsourced testing to a third-party, offshore facility. This restructuring plan included the termination of approximately 50 employees. We recorded restructuring charges of $0.9 million in fiscal year 2010.

Amortization of Intangible Assets

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$348	0.2%	$797	0.5%	$(449)	(56.3)%

        The decrease in amortization expense for fiscal year 2011 compared to fiscal year 2010 is due to the amortization of existing intangible assets, some of which became fully amortized during fiscal year 2011.

Interest Expense, net

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$8,456	6.0%	$9,495	5.7%	$(1,039)	(10.9)%

        Net interest expense is comprised of interest expense, net of interest income, and amortization of debt discount and premium, and amortization of debt issuance costs.

        The decrease in net interest expense for fiscal year 2011 compared to fiscal year 2010 was primarily due to the pay-down of $8.0 million on the Senior Term Loan in January 2011, the restructuring of the Senior Term Loan on February 4, 2011, and the $1.5 million principal payment on the Term A Loan in July 2011.

Gain on Compound Embedded Derivative

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$(7,680)	(5.4)%	$(7,869)	(4.7)%	$189	(2.4)%

        The gain on our compound embedded derivative related to our 2014 Debentures is primarily generated by the change in the price of our underlying common stock. In fiscal year 2010, the gain on the compound embedded derivative was partially offset by a loss of $1.1 million recorded upon the exercise of the premium put associated with our then outstanding 2024 Debentures, which did not recur in fiscal year 2011.

Loss on Extinguishment of Debt

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$3,874	2.7%	$21,311	12.8%	$(17,437)	(81.8)%

        In fiscal year 2011, the loss on extinguishment of debt of $3.9 million results from the restructuring of the Senior Term Loan on February 4, 2011.

        In fiscal year 2010, the loss on extinguishment of debt occurred when we recorded the new instruments issued in extinguishment of the 2024 Debentures at fair value and recognized a $21.6 million loss for the difference between the fair values of the new instruments, including approximately $0.8 million for fees paid to the noteholders, compared to the net carrying value of the 2024 Debentures.

Income Tax (Benefit) Expense

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(619)	(0.4)%	$1,521	0.9%	$(2,140)	(140.7)%

        Our effective tax rate for fiscal year 2011 was 4.03%. The income tax benefit in the current year is primarily due to the reversal of uncertain tax positions due to the statute of limitations expiration, refundable federal income tax, reversal of foreign deferred tax liabilities, minimum taxes, and foreign taxes. Our effective tax rate for fiscal year 2010 was (8.13%), which was lower than the federal and state statutory rate due to the utilization of NOL carryforwards and tax credits to offset taxes, other than federal and state minimum taxes, and foreign taxes.

Fiscal Years Ended September 30, 2010 and 2009

Product Revenues

        The following tables summarize our product revenues by market:

	September 30,
	2010		2009
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$72,380	43.7%	$69,020	44.5%	$3,360	4.9%
Enterprise networking	75,975	45.9%	60,356	39.0%	15,619	25.9%
Non-core	17,278	10.4%	25,551	16.5%	(8,273)	(32.4)%

Product revenues	$165,633	100.0%	$154,927	100.0%	$10,706	6.9%

        The increase in Carrier networking revenues for fiscal year 2010 as compared to fiscal year 2009 was largely attributable to improved market conditions within United States and EMEA markets, partially offset by some weakness in Asia, particularly China. Ethernet switch and PHY products grew by 47.6% to $8.8 million from fiscal year 2009 to fiscal year 2010. This increase was partially offset by a decrease in legacy SONET mapper products of 20% to $6.8 million in fiscal year 2010. In the Connectivity product line, Crosspoint switch revenues grew nearly 170% to $6.9 million and 10 Gigabit Ethernet grew 178.7% to $2.1 million. Again, this revenue growth was partially offset by declines in of some of our older SONET products. Revenues from older generation low-speed SONET PHYs decreased 53% to $6.0 million from fiscal year 2009 to fiscal year 2010.

        The increase in Enterprise networking revenues for fiscal year 2010 compared to fiscal year 2009 was primarily due to increased strength in connectivity products, including our crosspoint switch and 10 Gigabit Ethernet products selling into large Enterprise and datacenter applications. Crosspoint switch products grew 24.3% from fiscal year 2009 to fiscal year 2010 to $12.3 million. Revenues from our 10 Gigabit Ethernet PHY's and PMD products grew 105% from fiscal year 2009 to fiscal year 2010 to $10.7 million.

        The decrease in Non-core revenues for fiscal year 2010 compared to fiscal year 2009 was primarily due to a decline of our legacy Raid-on-Chip and legacy Fibre Channel PHY products, partially offset by growth in our Network Processing Unit ("NPU") product line. NPU products increased 13.1% from fiscal year 2009 to fiscal year 2010 to just over $5.6 million.

        We also classify our product revenues based on our three product lines: (i) Connectivity, (ii) Ethernet switching and (iii) Transport processing.

	September 30,
	2010		2009
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$82,522	49.8%	$72,573	46.8%	$9,949	13.7%
Ethernet switching	46,714	28.2%	42,002	27.1%	4,712	11.2%
Transport processing	36,397	22.0%	40,352	26.1%	(3,955)	(9.8)%

Product revenues	$165,633	100.0%	$154,927	100.0%	$10,706	6.9%

        The higher Connectivity product line revenue was driven by a 53.8% increase in Crosspoint switches, a 36.4% increase in 10G SONET PHYs, a 255.6% increase in PMD, and a 90.4% increase in

10GEthernet PHYs. This growth was partially offset by a 53.6% decrease in 10G PMD and PHYs for long haul DWDM applications and a 52.2% decrease in low-speed SONET PHYs.

        The higher Ethernet switching product revenue was driven by a 16.3% increase in CuPHY revenues.

        The lower Transport processing product revenue was driven by an 82.1% decrease in legacy Raid-on-Chip products, partially offset by a 25.9% increase in EOS Mappers, Switch Fabrics and NPUs.

Intellectual Property (IP) Revenues

	September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
IP revenues	$357	0.2%	$13,250	7.9%	$(12,893)	(97.3)%

        IP revenue in fiscal year 2010 was primarily related to engineering design fees. In fiscal year 2009, IP revenue of $13.3 million included licensing revenue of $8.3 million from the sale of patents from our IP portfolio and $5.0 million from an arrangement, entered into in the first quarter of fiscal year 2008, to license IP to a third-party. No material royalties were received or recognized for the fiscal years ended September 30, 2010 or 2009.

Cost of Revenues

	September 30,
	2010		2009
	Amount	% of Net Product Revenues	Amount	% of Net Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of revenues	$71,557	43.2%	$78,212	50.5%	$(6,655)	(8.5)%

        The decrease in the cost of net revenues for fiscal year 2010 compared to fiscal year 2009 was largely attributable to improved product yields and lower test costs due to the transition of the test manufacturing activities from our headquarters to an outsource model using an offshore facility.

Engineering, Research and Development

	September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$51,100	30.8%	$45,650	27.1%	$5,450	11.9%

        The increase in R&D expenses for fiscal year 2010 compared to fiscal year 2009 was mainly attributable to increased engineering tool costs of $2.9 million, primarily for mask sets, and electronic design automation tools required in the support of new product development. In addition, labor costs increased approximately $2.3 million due to the reinstatement of salaries that had been temporarily reduced in fiscal year 2009, as well as increased medical and dental insurance premiums.

Selling, General and Administrative

	September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$37,618	22.7%	$39,936	23.7%	$(2,318)	(5.8)%

        The decrease in SG&A expense for fiscal year 2010 as compared to fiscal year 2009 was attributable to extensive cost-reduction efforts, including a legal fee reduction of $2.3 million, an accounting fee reduction of $2.1 million, as well as other cost reductions including travel, supplies and facilities costs of approximately $1.3 million. We also reduced compensation costs by $1.6 million as a result of headcount reductions.

        During fiscal year 2009, we recognized a gain on the sale of our Colorado building, which offset selling, general and administrative expense in that year by $2.9 million. We also recovered a net $1.9 million in sales tax, returned by a foreign authority.

Restructuring and Impairment Charges

	September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Restructuring and impairment charges	$854	0.5%	$528	0.3%	$327	62%

        In October 2009, in an effort to reduce costs and shorten manufacturing time, we eliminated test activities at our headquarters and outsourced testing to a third-party facility. This restructuring plan was approved during October 2009 with implementation efforts starting immediately and full transition of testing to the third-party completed by the third quarter of fiscal year 2010. This restructuring plan included the termination of approximately 50 employees. In connection with this restructuring, we recorded restructuring charges of $0.7 million in the first quarter and $0.2 million in the second quarter, totaling $0.9 million for severance costs for fiscal year 2010.

        As of March 31, 2009, we eliminated 64 positions; approximately 12% of our total workforce. Of the positions eliminated, 53 positions, or approximately 10% of the reductions in workforce, related to full-time employees; the remaining reductions related to temporary staffing. We did not incur any facilities costs related to workforce reductions

Accounting Remediation and Reconstruction Expense and Litigation Costs

	September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Accounting remediation & reconstruction expense & litigation costs	$73	0.0%	$(9,922)	(5.9)%	$9,995	(100.7)%

        During fiscal year 2009, we recorded a settlement with our former independent registered public accountant, which resulted in a net credit of $16.0 million. We recorded costs of $4.1 million for work performed on stock option accounting and inventory valuation, revision of our revenue recognition policies, and other legal and financial issues. We recorded a $3.0 million accrual due to the proposed settlement with the SEC's Division of Enforcement related to the investigation of our historical stock option practices and certain other accounting irregularities. Lastly, we reached a settlement with the IRS related to the exercise of backdated options, resulting in a credit of $1.0 million as the settlement was less than we had previously estimated and accrued.

Goodwill Impairment

	September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Goodwill impairment	$—	0.0%	$191,418	114%	$(191,418)	100%

        During the first quarter of the fiscal year ended September 30, 2009, we performed an analysis of our goodwill and determined that the carrying amount of goodwill exceeded the implied fair value of that goodwill. As a result of the analysis, we recorded an impairment charge to fully write off our goodwill balance of $191.4 million.

Amortization of Intangible Assets

	September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$797	0.5%	$1,360	0.8%	$(563)	(41.4)%

        The decrease in amortization expense for fiscal year 2010 compared to fiscal year 2009 is primarily due to intangible assets related to the acquisition of Adaptec becoming fully amortized during fiscal year 2009.

Interest Expense, net

	September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$9,495	5.7%	$4,653	2.8%	$4,842	104.1%

        The increase in interest expense is the result of the higher combined effective interest rate on indebtedness as a result of the debt exchange and an increase in the interest rate on our Senior Term Loan.

(Gain) Loss on Compound Embedded Derivative

	September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
(Gain) loss on compound embedded derivative	$(7,869)	(4.7)%	$12,209	7.3%	$(20,078)	(164.5)%

        We recognized a gain on our compound embedded derivative, of $9.0 million in fiscal year 2010, related to our 2014 Debentures. The gain on our 2014 Debentures was partially offset by a $1.1 million loss on the compound embedded derivative related to our 2024 Debentures in fiscal year 2010. We recognized a $12.2 million gain on the compound embedded derivative related to our 2024 Debentures, in fiscal year 2009.

Loss on Extinguishment of Debt

	September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$21,311	12.8%	$—	0.0%	$21,311	100%

        In fiscal year 2010, we finalized negotiations with the noteholders of the 2024 Debentures to settle our obligations, including all amounts owed under the derivative liability for the premium put option, with a combination of cash; shares of our common stock, shares of our Series B Preferred stock, and $50.0 million face value of 2014 Debentures. We recorded the new instruments issued in extinguishment of the 2024 Debentures at fair value and recognized a $21.6 million loss for the difference between the fair values of the new instruments, including approximately $0.8 million for fees paid to the noteholders, compared to the net carrying value of the 2024 Debentures. For the purposes of calculating this loss on extinguishment, the net carrying amount of the 2024 Debentures includes the $96.7 million of the 2024 Debentures and $13.3 million of the premium put derivative, recorded at fair value.

Other Income, net

	September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Other (income), net	$(291)	(0.2)%	$(304)	(0.2)%	$13	4%

        The change in other income primarily relates to changes in foreign exchange rates.

Income Tax Expense (Benefit)

	September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$1,521	0.9%	$(1,451)	(0.9)%	$2,972	204.8%

        Our effective tax rate for 2010 was (8.13%), which was lower than the federal and state statutory rate due to the utilization of NOL carryforwards. Our effective tax rate for 2009 was 0.74%, which was lower than the federal and state statutory rate due to the utilization of NOL carryforwards.

        Income tax expense was $1.5 million for fiscal year 2010 compared to income tax benefit of $1.5 million for fiscal year 2009, an increase in expense of $3.0 million. The increase is primarily due to limitations on the Company's NOL carryforwards as a result of an "ownership change" experienced for tax purposes on October 30, 2009. Net income tax expense for the year ended September 30, 2010 represents minimum federal, state and foreign income tax on income eligible for offset by loss carryforwards.

Income from Discontinued Operations

	September 30,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income from discontinued operations, net of tax	$121	0.1%	$71	0.0%	$50	70.4%

        Income from discontinued operations, consisted solely of income from the earn-out, in connection with our sale of a portion of our Storage Products business to Maxim Integrated Products, Inc. ("Maxim") in October 2007. The income, net of tax, totaled $0.1 million for each of the years ended September 30, 2010 and 2009, respectively. The contract with Maxim is complete and we do not anticipate any additional gains or losses to be incurred from this transaction.

Financial Condition and Liquidity

Cash Flow Analysis

        Cash decreased to $17.3 million at September 30, 2011, from $38.1 million at September 30, 2010. During fiscal year 2011 we used cash in operations, for capital expenditures and payment of debt. Our cash flows from operating, investing and financing are summarized as follows:

	September 30,
	2011	2010	2009
	(in thousands)
Net cash (used in) provided by operating activities	$(7,211)	$1,472	$19,197
Net cash (used in) provided by investing activities	(3,457)	(3,188)	1,649
Net cash used in financing activities	(10,141)	(17,701)	(24)

Net (decrease) increase in cash	(20,809)	(19,417)	20,822
Cash at beginning of year	38,127	57,544	36,722

Cash at end of year	$17,318	$38,127	$57,544

Net Cash (Used In) Provided by Operating Activities

        During fiscal year 2011, cash used in operating activities totaled $7.2 million. Excluding changes in working capital, cash used to fund our losses totaled $6.0 million. We also used $9.8 million to pay down our accounts payable and accrued liabilities and $3.0 million related to a decrease in deferred revenue due to lower purchases from distributors. These uses were partially offset by the generation of cash from the collection of accounts receivable of $4.0 million and operating with lower inventory levels of $6.4 million.

        The decrease in accounts receivable is primarily due to lower revenues compared to the same period last year. The lower inventory of $6.4 million is due to reduced purchases and production in response to lower sales, lower demand, and lower inventory held by distributors and easing of prior years' material shortages. Lower accounts payable of $8.0 million is due to the reduction in inventory purchases, the timing of payments to our vendors and other service providers and due to the payment of the $3.0 million SEC settlement. Accrued expenses and other liabilities decreased $1.8 million primarily due to the timing of payments to our vendors and other service providers.

        During fiscal year 2010, cash provided by operating activities totaled $1.5 million. Cash generated by operations excluding changes in working capital totaled $2.6 million. Accounts payable and accrued liabilities generated cash of $4.0 million and related to higher inventory purchases near year end and increases in accruals for software licensing, interest payable and payroll. Deferred revenue increased $2.4 million resulting from an increase in distributor purchases near end of the year. These sources were partially offset by an $8.5 million use of cash to build up our inventory levels in anticipation of higher sales demand and anticipated material shortages and increased accounts receivable of $0.7 million resulting from higher sales near year end.

        During the fiscal year 2009, our operating activities provided $19.2 million in cash. Cash generated by operations excluding changes in working capital totaled $14.9 million. During the year we operated with lower inventory levels which generated $18.7 million cash. The decrease in inventory resulted from lower sales demand, and consequently our inventory purchases and production, and its channel partners and distributors taking action to reduce their inventory in response to the economic slowdown. Accounts receivable increased $5.0 million and resulted from higher sales near the end of the fiscal year. We used $6.6 million to pay down our accounts payable and accrued expenses and $1.6 million related to a decrease in deferred revenues due to lower purchases by distributors. Lower accounts payable of $1.9 million is primarily due to lower inventory purchases. Accrued expenses and other liabilities decreased $4.7 million during the year due to lower accrued wages of $1 million resulting from lower headcount and salary reductions, $0.9 million paid to the IRS upon the settlement of taxes related to backdated stock options and lower accrued income taxes due to tax payments made during the year.

Net Cash (Used In) Provided by Investing Activities

        Investing activities used $3.5 million in cash in fiscal year 2011 for capital expenditures of $2.2 million and an initial investment in an ERP system of $1.3 million. Investing activities used $3.2 million in cash in fiscal year 2010 primarily for capital expenditures. In fiscal year 2009, our investing activities provided $1.6 million in cash from proceeds from the sale of the Colorado building of $6.0 million, net of commissions and transaction costs, partially offset by capital expenditures of $2.3 million and the purchase of intangibles of $2.0 million.

Net Cash Used In Financing Activities

        Financing activities used $10.1 million in cash in fiscal year 2011 primarily relating to a principal payment of $8.0 million on the Senior Term loan, $1.5 million payment of our Term A Loan, and $0.6 million for the repurchase and retirement of restricted stock units for payroll taxes. In 2010, our financing activities used $17.7 million in cash, which was primarily due to a cash payment of $10.0 million to the holders of the 2024 Debentures, $5.0 million to pay down the principal amount of the Senior Term Loan and equity and debt issuance costs of $2.5 million.

Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases

Prospective Capital Needs

        Our principal sources of liquidity are our existing cash and cash equivalent balances, cash generated from product sales, and the sales or licensing of our intellectual property, including the sale of patents. As of September 30, 2011, our cash totaled $17.3 million. Our working capital at September 30, 2011 was $26.7 million.

        In order to achieve sustained profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenue. We have completed a series of cost reduction actions, which have improved our operating expense structure. We will continue to perform additional actions, as necessary. Our ability to maintain, or increase, current revenue levels to sustain profitability will depend, in part, on demand for our products. We believe that our existing cash and cash equivalent balances, along with cash expected to be generated from product sales and the sale or licensing of our intellectual property, including the sale of patents, and the reduction in working capital requirements from lower inventory levels, will be sufficient to fund our operations and research and development efforts, anticipated capital expenditures, working capital, and other financing requirements for the next 12 months. In order to increase our working capital, we may seek to obtain additional debt or equity financing. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

        We do not have principal payments on currently outstanding debt due in the next 12 months.

Contractual Obligations

        The following table summarizes our significant contractual obligations as of September 30, 2011:

	Payment Obligations by Fiscal Year
	2012	2013 - 2014	2014 - 2016	2017 and thereafter	Total
	(in thousands)
Convertible subordinated debt(1)	$—	$—	$46,493	$—	$46,493
Term A Loan(2)	—	7,857	—	—	7,857
Term B Loan(3)	—	—	9,341	—	9,341
Operating leases(4)	3,104	4,864	1,349	—	9,317
Software licenses(5)	8,483	6,933	5,600	5,600	26,616
Inventory and related purchase obligations(6)	3,642	434	—	—	4,076

Total	$15,229	$20,088	$62,783	$5,600	$103,700

(1)
Convertible subordinated debt represents amounts due for our 8% convertible 2014 Debentures due October 2014.

(2)
Term A loan represents amounts due for our 10.5% fixed rate senior notes due February 2014.

(3)
Term B loan represents amounts due for our 8.0% fixed rate senior notes due October 2014.

(4)
We lease facilities under non-cancellable operating lease agreements that expire at various dates through 2016. During 2011, we elected to exit our Calle Carga facility, but still have obligations under the lease. Gross lease amounts for the Calle Carga facility are included in these amounts. The Calle Carga lease amounts presented have not been adjusted for any potential sublease income as allowed under relevant accounting guidance.

(5)
Software license commitments represent non-cancellable licenses of IP from third-parties used in the development of our products.

(6)
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

Off-Balance Sheet Arrangements

        At September 30, 2011 we had no material off-balance sheet arrangements, other than operating leases.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from adverse changes in market rates and prices. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, interest rates and the price of our common stock. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

Cash and Cash Equivalents:

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2011, the carrying value of our cash and cash equivalents approximated fair value because of the ready market for the cash instruments.

Term A and B Loans and 2014 Debentures:

        At September 30, 2011, our debt consisted of long-term senior term loans, which were issued in two series referred to as "Term A Loans" and "Term B Loans", and our 2014 Debentures. Our Term A Loans and Term B Loans bear interest at a fixed rate of 10.5% and 8.0%, respectively, and the 2014 Debentures bear interest at a fixed rate of 8.0%. Because we pay interest on our debt at fixed rates, market interest fluctuations do not impact our debt payments. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our Term A Loans, Term B Loans or 2014 Debentures.

Equity Price Risk

        We have outstanding $46.5 million in principal amount of our 2014 Debentures, which indebtedness is convertible by the holders into shares of our common stock. The 2014 Debentures provide that if a holder exercises its conversion rights prior to October 30, 2012, we must, upon such conversion, pay to the holder an amount equal to the interest that would have been payable from the conversion date through October 30, 2012 had the holder not exercised its conversion rights. We refer to this amount as the "Make-Whole Amount". We have the option of paying the Make-Whole Amount in cash or in shares of our common stock valued at 95% of the average daily volume weighted average price per share for the 10 trading days beginning on the first trading day after receipt by the holder of notice of our payment election.

        The 2014 Debentures contain a compound embedded derivative ("compound embedded derivative") which requires bifurcation and accounting at fair value in our balance sheet. The change in fair value of the compound embedded derivative is primarily related to the change in price of our underlying common stock. Any gain or loss on the fair value of the compound embedded derivative is reflected in current earnings. An increase or decrease of $0.50 in the market price of our common stock would result in approximately a $2.0 million decrease or increase, respectively in our earnings.

Foreign Currency Exchange Risk

        We conduct business in certain foreign markets, primarily in the European Union and Asia. Our primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the United States dollar, primarily the Euro, Danish Kroner, Taiwanese Dollar and Indian Rupee. We primarily incur research and development, sales and customer support and administrative expenses in these foreign currencies. All of our sales are denominated in United States dollars, and we are therefore subject to limited foreign currency exchange rate risks as a result of commercial operations in Europe and Asia. Fluctuations in the United States dollar exchange rate for Euro, Danish Kroner, Taiwanese Dollar and Indian Rupee could result in increased or decreased costs for commercial operations in Europe and Asia. Had exchange rates of these foreign currencies been 10% higher or lower relative to the U.S dollar during 2011, total engineering, research and development and selling, general and administrative expenses would have been approximately $2.2 million higher or lower.

        A relatively small amount of our monetary assets and liabilities are denominated in foreign currencies. The impact on these assets and liabilities from fluctuations in related foreign currencies relative to the US dollar would not have had a material impact on our 2011 net loss.

        We outsource our wafer manufacturing, assembly, and testing, warehousing and shipping operations to third parties in foreign jurisdictions pursuant to short-term contracts that allow for changes in the fees we are charged for these services. While the expenses related to these services are denominated in United States dollars, if the value of the United States dollar decreases relative to the currencies of the countries in which such contractors operate, the prices we are charged for their services may increase. Currently, we have not implemented any hedging strategies to mitigate risks related to the impact of fluctuations in currency exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Vitesse Semiconductor Corporation
Camarillo, California

        We have audited the accompanying consolidated balance sheets of Vitesse Semiconductor Corporation (a Delaware corporation) as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended September 30, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation at September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitesse Semiconductor Corporation's internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 6, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California

December 6, 2011

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	September 30, 2010
	(in thousands)
ASSETS
Current assets:
Cash	$17,318	$38,127
Accounts receivable, net	9,591	15,765
Inventory	20,857	27,273
Restricted cash	404	394
Prepaid expenses and other current assets	2,039	2,913

Total current assets	50,209	84,472
Property, plant and equipment, net	5,934	8,196
Other intangible assets, net	1,781	864
Other assets	3,070	3,997

	$60,994	$97,529

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,198	$13,216
Accrued expenses and other current liabilities	14,463	16,283
Deferred revenue	3,878	6,926
Current portion of debt and capital leases	11	10

Total current liabilities	23,550	36,435
Other long-term liabilities	1,927	1,729
Long-term debt, net	15,444	26,070
Compound embedded derivative	7,796	15,476
Convertible subordinated debt, net of discount	40,736	39,025

Total liabilities	89,453	118,735

Commitments and contingencies, See note 12
Stockholders' deficit:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; Series B Non Cumulative, Convertible, 134,720 and 185,709 shares outstanding at September 30, 2011 and 2010, respectively	1	2
Common stock, $0.01 par value. 250,000,000 shares authorized; 24,470,280 and 23,986,531 shares outstanding at September 30, 2011 and 2010, respectively	245	240
Additional paid-in-capital	1,824,433	1,816,796
Accumulated deficit	(1,853,138)	(1,838,326)

Total Vitesse Semiconductor Corporation stockholders' deficit	(28,459)	(21,288)
Noncontrolling interest	—	82

Total stockholders' deficit	(28,459)	(21,206)

	$60,994	$97,529

See accompanying notes to the consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,
	2011	2010	2009
	(in thousands, except per share data)
Net revenues:
Product revenues	$132,742	$165,633	$154,927
Intellectual property revenues	8,225	357	13,250

Net revenues	140,967	165,990	168,177
Costs and expenses:
Cost of revenues	53,674	71,557	78,212
Engineering, research and development	53,129	51,100	45,650
Selling, general and administrative	41,233	37,618	39,936
Restructuring and impairment charges	3,656	854	528
Accounting remediation & reconstruction expense & litigation costs	—	73	(9,922)
Goodwill impairment	—	—	191,418
Amortization of intangible assets	348	797	1,360

Costs and expenses	152,040	161,999	347,182

(Loss) income from operations	(11,073)	3,991	(179,005)
Other expense (income) :
Interest expense, net	8,456	9,495	4,653
(Gain) loss on compound embedded derivative	(7,680)	(7,869)	12,209
Loss on extinguishment of debt	3,874	21,311	—
Other (income), net	(292)	(291)	(304)

Other expense (income), net	4,358	22,646	16,558

Loss before income tax (benefit) expense	(15,431)	(18,655)	(195,563)
Income tax (benefit) expense	(619)	1,521	(1,451)

Loss from continuing operations	(14,812)	(20,176)	(194,112)
Income from discontinued operations, net of tax	—	121	71

Net loss	(14,812)	(20,055)	(194,041)
Fair value adjustment of Preferred Stock—Series B	—	126	—

Net loss available to common stockholders	$(14,812)	$(20,181)	$(194,041)

Net loss per common share—basic and diluted
Continuing operations	$(0.61)	$(0.96)	$(16.92)
Discontinued operations	—	0.01	0.01

Net loss per common share—basic and diluted	(0.61)	(0.95)	(16.91)
Fair value adjustment of Preferred Stock-Series B	—	0.01	—

Net loss per common share available to common stockholders	$(0.61)	$(0.96)	$(16.91)

Weighted average common shares outstanding:
Basic and Diluted	24,315	21,074	11,478

See accompanying notes to the consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Total Vitesse Semiconductor Corporation Stockholders' Deficit
	Preferred Stock		Common Stock
					Additional Paid-in- Capital	Accumulated Deficit		Non Controlling Interest	Total Stockholders' Deficit
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at September 30, 2008	—	$—	11,309,803	$113	$1,749,478	$(1,624,230)	$125,361	$165	$125,526

Net loss	—	—	—	—	—	(194,041)	(194,041)	(81)	(194,122)
Compensation expense related to stock options	—	—	—	—	3,138	—	3,138	—	3,138
Stock issued pursuant to securities class-action settlement	—	—	235,000	2	4,181	—	4,183	—	4,183
Distribution to minority interest holders	—	—	—	—	—	—	—	(2)	(2)

Balance at September 30, 2009	—	—	11,544,803	115	1,756,797	(1,818,271)	(61,359)	86	(61,273)

Net loss	—	—	—	—	—	(20,055)	(20,055)	(1)	(20,056)
Compensation expense related to stock options and awards	—	—	—	—	2,236	—	2,236	—	2,236
Stock issued pursuant to debt restructuring	770,786	8	8,646,811	87	52,409	—	52,504	—	52,504
Debt restructuring costs	—	—	—	—	(1,050)	—	(1,050)	—	(1,050)
Conversion of Series B Preferred Shares	(585,077)	(6)	2,925,386	29	(23)	—	—	—	—
Conversion of 8% Debentures	—	—	869,531	9	6,004	—	6,013	—	6,013
Tax expense on debt transaction	—	—	—	—	423	—	423	—	423
Distribution to minority interest holders	—	—	—	—	—	—	—	(3)	(3)

Balance at September 30, 2010	185,709	2	23,986,531	240	1,816,796	(1,838,326)	(21,288)	82	(21,206)

Net loss	—	—	—	—	—	(14,812)	(14,812)	—	(14,812)
Compensation expense related to stock options, awards and ESPP	—	—	—	—	3,152	—	3,152	—	3,152
Residual value allocated to the equity conversion feature	—	—	—	—	2,490	—	2,490	—	2,490
Premium related to Term B Loan issued in debt exchange	—	—	—	—	2,572	—	2,572	—	2,572
Conversion of Series B Preferred Shares	(50,989)	(1)	254,943	3	(2)	—	—	—	—
Release of restricted stock units	—	—	335,243	3	(3)	—	—	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(106,437)	(1)	(572)	—	(573)	—	(573)
Distribution to minority interest holders	—	—	—	—	—	—	—	(82)	(82)

Balance at September 30, 2011	134,720	$1	24,470,280	$245	$1,824,433	$(1,853,138)	$(28,459)	$—	$(28,459)

See accompanying notes to the consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2011	2010	2009
	(in thousands)
Cash flows used in operating activities:
Net loss	$(14,812)	$(20,055)	$(194,041)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,628	3,540	4,158
Share-based compensation	3,152	2,236	3,133
Change in fair value of compound embedded derivative liability	(7,680)	(7,869)	12,209
Impairment of goodwill	—	—	191,418
Allowance for doubtful accounts	2,212	—	—
Loss on asset impairment	1,241	—	—
Gain on conversion of debt	—	(265)	—
Gain on disposal of fixed assets	(54)	—	(2,924)
Loss on extinguishment of debt, net	3,794	20,765	—
Capitalization of interest paid in kind	415	1,268	—
Realized loss on investments	—	—	248
Amortization of debt issuance costs	279	813	758
Amortization of debt discounts	2,037	1,784	—
Accretion of debt premiums	(188)	—	—
Other	—	411	(109)
Change in operating assets and liabilities:
Accounts receivable	3,962	(691)	(5,027)
Inventory	6,416	(8,464)	18,657
Prepaids and other assets	1,074	1,594	(1,062)
Accounts payable	(8,018)	2,025	(1,910)
Accrued expenses and other liabilities	(1,621)	2,020	(4,745)
Deferred revenue	(3,048)	2,360	(1,566)

Net cash (used in) provided by operating activities	(7,211)	1,472	19,197

Cash flows from investing activities:
Sale of Colorado building	—	—	6,500
Transaction cost on sale of building	—	—	(547)
Capital expenditures	(3,457)	(3,185)	(4,321)
Other	—	(3)	17

Net cash (used in) provided by investing activities	(3,457)	(3,188)	1,649

Cash flows from financing activities:
Payment of convertible debentures	—	(10,000)	—
Payment of senior debt	(9,500)	(5,000)	—
Equity issuance costs	—	(1,050)	—
Debt issuance costs	(60)	(1,365)	—
Prepayment fee on senior debt	—	(50)	—
Repurchase and retirement of restricted stock units for payroll taxes	(573)	—	—
Capital lease obligations	(8)	(236)	(24)

Net cash used in financing activities	(10,141)	(17,701)	(24)

Net (decrease) increase in cash	(20,809)	(19,417)	20,822
Cash and cash equivalents at beginning of year	38,127	57,544	36,722

Cash and cash equivalents at end of year	$17,318	$38,127	$57,544

Supplemental disclosure of non cash transactions:
Cash paid during the year for:
Interest	$5,695	$4,568	$4,054
Income taxes	392	565	3,072
Non cash investing and financing activites:
Shares issued pursuant to class-action settlement	—	—	4,183
Purchase of assets in exchange for future obligations	—	—	260
Common stock issued in exchange for Series B Preferred Stock	3	29,254	—
Common stock issued for restricted stock units	3	—	—
Residual value allocated to the equity conversion feature	2,490	—	—
Premium related to Term B Loan issued in debt exchange	2,572	—	—
Issuance of 2014 convertible debentures	—	40,343	—
Common stock issued in exchange for 2024 debentures	—	36,317	—
Preferred stock—Series B issued in exchange for 2024 debentures	—	16,187	—
Compound embedded derivative issued in exchange for 2024 debentures	—	27,925	—
Common stock issued in exchange for 2014 debentures	—	6,013	—

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Vitesse Semiconductor Corporation ("Vitesse," the "Company," "us" or "we") is a leading supplier of high-performance integrated circuits ("ICs") that are utilized primarily by manufacturers of networking systems for Carrier and Enterprise networking applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, low-power and cost-competitive semiconductor products for these applications.

        Vitesse was incorporated in the state of Delaware in 1987. Our headquarters are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our stock trades on the NASDAQ Global Market under the ticker symbol VTSS.

Fiscal Year

        Our fiscal year is October 1 through September 30.

Basis of Presentation

        The accompanying Consolidated Financial Statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP"). Our reporting currency is the United States dollar. Our Consolidated Financial Statements include the accounts of Vitesse and our subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.

        For the fiscal year 2011, we incurred a net loss of $14.8 million and net cash used by operations totaled $7.2 million. In response, we have taken several steps to adjust our business model to adapt to our current level of operations. These steps include lowering expenses and reducing working capital needs in order to adjust our operating breakeven to support our expected revenue levels in the near future. Over the past two years, we have exited activities and facilities that did not fit into our revised operating model. In October 2010, we closed our Westford design center and terminated 27 employees. In September 2011 we also consolidated our headquarters into a single facility and exited our Calle Carga facility. In October 2011, we closed our Portland design center and reduced other direct and indirect labor costs by terminating 41 employees. We also took other steps to lower operating expenses, including reducing professional and outside consulting fees. As a result of these actions, we anticipate operating expenses in 2012 to be more than $10.0 million lower than in fiscal year 2011. Additionally, we took action to reduce our working capital needs. During 2011 we reduced our inventory levels resulting in a $6.4 million lower balance at September 30, 2011 as compared to 2010. We expect to be able to operate at lower inventory levels in fiscal year 2012. Although no assurance can be provided, we believe the expected future benefit of reduced cash requirements from these actions, when combined with our cash balance of $17.3 million at September 30, 2011, and the cash expected to be generated from product sales and the sale or licensing of our IP, will be sufficient to fund our operations and research and development efforts for at least the next twelve months.

Reclassifications

        Certain reclassifications have been made to prior year amounts and related footnotes to conform to current-year presentation with no changes to the stockholders deficit accounts or net loss for fiscal years 2010 or 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Management regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory reserves, stock-based compensation, derivative valuation, purchased intangible asset valuations and useful lives, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

Foreign Currency Translation

        The functional currency of our foreign subsidiaries is the United States dollar; however, our foreign subsidiaries transact in local currencies. Consequently, assets and liabilities are translated into United States dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Foreign currency transaction and translation gains and losses are included in results of operations.

Risks and Uncertainties

        Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, fluctuations in operating results, high fixed costs, declines in average selling prices, decisions by our integrated device manufacturer customers to curtail outsourcing, our substantial indebtedness, our ability to fund liquidity needs, failure to maintain an effective system of internal controls, product return and liability risks, the absence of significant backlog in our business, our dependence on international operations and sales, proposed changes to United States tax laws, our management information systems may prove inadequate, attracting and retaining qualified employees, difficulties consolidating and evolving our operational capabilities, our dependence on materials and equipment suppliers, loss of customers, adverse tax consequences, the development of new proprietary technology and the enforcement of intellectual property rights by or against us, complexity of packaging and test processes, competition, our need to comply with existing and future environmental regulations, fire, flood or other calamity and continued control by existing stockholders.

        Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and accounts receivable. Cash consist of demand deposits maintained with several financial institutions. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

may again exceed federally insured limits. We did not have any interest-bearing bank accounts at September 30, 2011.

        We sell to domestic and foreign entities in the Carrier and Enterprise electronics industry. We grant uncollateralized credit to customers. We perform usual and customary credit evaluations of our customers before granting credit. Trade accounts receivable are recorded at the invoice amount and do not bear interest. We believe that the credit risk in our accounts receivable is mitigated by our credit evaluation process and maintaining an allowance for anticipated losses. For fiscal year 2011, one direct customer accounted for more than 10% of our net revenues. Total sales to this customer were 10.3%, 13.3%, and 12.0% of net revenues for fiscal years 2011, 2010, and 2009, respectively. No other direct customer accounted for more than 10% of our net revenues. The percentage of our receivables from this customer at September 30, 2011 and 2010 was 14% and 18%, respectively. We currently purchase wafers from a limited number of vendors. Additionally, since we do not maintain manufacturing facilities, we depend upon close relationships with contract manufacturers to assemble our products. We believe there are other vendors who can provide the same quality wafers at competitive prices and other contract manufacturers that can provide comparable services at competitive prices. We anticipate the continued use of a limited number of vendors and contract manufacturers in the near future. We are also dependent upon third parties for our probe testing. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. We believe that in addition to the vendors currently utilized by us, other vendors would be able to provide these services.

        Certain of our suppliers integrate components or use materials manufactured in Thailand in the production of our products. The recent flooding in Thailand has disrupted the global supply chain for components manufactured in Thailand that are incorporated in our products or included in the end user products of our customers. Due to cross dependencies, supply chain disruptions stemming from the occurrences in Thailand could negatively impact the demand for our products, including, for example, if our customers are unable to obtain sufficient supply of other components required for their end products. We continue to monitor the effect of the events in Thailand on end demand patterns and inventory levels throughout the supply chain.

Contingencies

        We assess our exposure to loss contingencies, including environmental, legal, and income tax matters, and provide an accrual for exposure if it is judged to be probable and reasonably estimable. If the actual loss from a loss contingency differs from management's estimates, results of operations could be adjusted upward or downward.

Warranty

        We generally warrant our products against defects for one year from date of shipment. A warranty reserve is recorded against revenue when products are shipped. At each reporting period, we adjust our reserve for warranty claims based on our actual warranty claims experience as a percentage of net revenue for the preceding 12 months and also consider the effect of known operational issues that may have an impact that differs from historical trends. Historically, our warranty returns have not been material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

  Product revenues

        In accordance with ASC Topic 605, Revenue Recognition ("ASC 605"), we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable, and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We recognize revenue on goods shipped directly to customers at the time of shipping, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

        A portion of our product sales is made through distributors under agreements allowing for pricing credits and/or right of return. Our past history with these pricing credits and/or right of return provisions prevent us from being able to reasonably estimate the final price of our inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the fixed and determinable revenue recognition criterion has not been met at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hub, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customers' projected needs, but do not recognize revenue unless and until the customer reports that it has removed our product from the warehouse and taken title and risk of loss.

  Intellectual property revenues

        We derive intellectual property revenues ("IP") from the license of our intellectual property, maintenance and support, and royalties' revenue following the sale by our licensees of products incorporating the licensed technology. We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Our IP licensing agreements may include multiple elements with an IP license bundled with support services. For such multiple element IP licensing arrangements, we follow the guidance in FASB Accounting Standards Update ("ASU") No. 2009-13, Revenue Recognition (ASC Topic 605) Multiple Deliverable Revenue Arrangements, to determine whether there is more than one unit of accounting.

        We recognize revenue from the sale of patents when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured. All of the requirements are generally fulfilled upon execution of the patent sale arrangement.

        License and contract revenues are recorded upon delivery of the technology when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured. Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the IP. Deferred revenue is created when we bill a customer in accordance with a contract prior to having met the requirements for revenue recognition.

        Certain of our agreements may contain support obligations. Under such agreements we provide unspecified, when and if, bug fixes and technical support. No other upgrades, products, or post-contract support are provided. These arrangements may be renewable annually by the customer. Support

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenue is recognized ratably over the period during which the obligation exists, typically 12 months or less.

        We recognize royalty revenue in the period in which the licensee reports shipment of products incorporating our IP components. Royalties are calculated on a per unit basis, as specified in our agreement with the licensee. We may, at our discretion and in accordance with our agreements, engage a third party to perform royalty audits of our licensees. Any correction of royalties previously reported would occur when the results are resolved.

Multiple Element Transactions

        For multiple-element arrangements we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenues to deliverables: (i) vendor-specific objective evidence of fair value (VSOE); (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. Generally, we are not able to determine TPE because our licensing arrangements differ from that of our peers. The Company has concluded that no VSOE or TPE exists because it is rare that either we or our competitors sell the deliverables on a stand-alone basis. ESPs reflect our best estimate of what the selling prices of the elements would be if they were sold regularly on a stand-alone basis. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations.

        In determining ESPs, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. The facts and circumstances we may consider include but are not limited to prices charged for similar offerings, if any, our historical pricing practices as well as the nature and complexity of different technologies being licensed, geographies and the number of uses allowed for a given license.

Allowance for Doubtful Accounts

        We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, and age of the accounts receivable balances, and economic conditions that may affect a customer's ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of September 30, 2011 and 2010, our allowance for doubtful accounts are $2.2 million and $0, respectively.

        We have assessed the collectability of accounts receivable at September 30, 2011 and 2010 and determined that the allowance is sufficient for fiscal years 2011 and 2010. However, if the financial condition of any customer were to deteriorate, resulting in an impairment of their ability to make payments, changes to the allowance could be required.

Shipping and Handling Fees and Costs

        Amounts billed to customers for shipping and handling is presented in product revenues. Costs incurred for shipping and handling are included in cost of revenues.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value

        ASC Topic 820, Fair Value Measurements ("ASC 820"), establishes a framework for measuring fair value and requires disclosures about fair value measurement. ASC 820 emphasizes that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

          Level 1:    Observable inputs such as quoted prices for identical assets or liabilities in active markets;

          Level 2:    Other inputs observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs; and

          Level 3:    Unobservable inputs for which there is little or no market data and which requires the owner of the assets or liabilities to develop its own assumptions about how market participants would price these assets or liabilities. We only have one Level 3 recurring fair value measurement, the compound embedded derivative.

        Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

Financial Instruments

        ASC Topic 825 "Financial Instruments" ("ASC 825"), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. These financial instruments are stated at their carrying values, which are estimates of their fair values because of their nearness to cash settlement or the comparability of their terms to the terms we could obtain, for similar instruments, in the current market. Our debt instruments are presented as described below:

Senior Term A Loan

        At its inception, the fair value of Term A Loan was computed using a cash flow analysis in which the periodic cash coupon payments and the principal payment at maturity were discounted to the valuation date using an appropriate market discount rate. The discount rate was determined by analyzing the seniority and securitization of the instrument, our financial condition, and observing the quoted bond yields in the fixed income market as of the valuation date.

Senior Term B Loan

        At its inception, the fair value of Term B Loan was computed using a binomial lattice model. The valuation was determined using Level 3 inputs. The valuation model combined expected cash outflows

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of our common stock into which the Term B loan is convertible.

Convertible Subordinated Debt

        We estimate the fair values of the (convertible subordinated debt) and compound embedded derivative ("2014 Debentures") using a convertible bond valuation model within a lattice framework determined using Level 3 inputs. The valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of our common stock into which the 2014 Debentures are convertible. As the conversion price is not being indexed to our common stock, the compound embedded derivative is bifurcated and presented on the balance sheet at fair value and the compound embedded derivative is marked to market. The change in the fair value of the compound embedded derivative is primarily related to the change in price of the underlying common stock and is reflected in earnings. The change in value of the compound embedded derivative is a non-cash item. At our option, we can settle the compound embedded derivative in either cash or common shares. As we intend to, and have the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470 Debt ("ASC 470"), we have classified the liability as a long-term liability on our consolidated balance sheet as of September 30, 2011 and 2010.

        The valuation methodologies we use as described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Inventory

        Inventory is stated at the lower of cost or market (net realizable value). Costs associated with the development of a new product are charged to engineering, research and development ("R&D") expense as incurred, until the product is proven through testing and acceptance by the customer. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost less depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets' remaining estimated useful lives, ranging from three to five years, except for leasehold improvements, which are amortized over the shorter of the term of the related lease or their estimated useful lives.

Intangible and Long-Lived Assets

        We account for goodwill and intangible assets in accordance with ASC Topic 350, Goodwill and Others ("ASC 350"). The provisions of ASC 350 require that a two-step impairment test be performed on goodwill at least annually, and an updating of accounting records accordingly. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter, or more frequently if we believe indicators of impairment exist. Factors we consider important that could result in an impairment review include significant underperformance to historical

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we compare the fair value of the goodwill to our carrying value. Fair value of intangible assets is determined by discounted future cash flows, appraisals or other methods. Intangible assets, other than goodwill, are amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally two to ten years.

        We evaluate our long-lived assets except for goodwill and other indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. The carrying value of an asset or asset group is not recoverable if the amounts of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify that impairment has occurred, we reduce the carrying value of the assets to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach.

Income Taxes

        We account for income taxes pursuant to the provisions of ASC Topic 740, Income Taxes ("ASC 740"). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the statement of operations. ASC Topic 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Research and Development Costs

        Research and development costs are expensed when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such time as these processes or products are proven through final testing and initial acceptance by the customer.

Net Loss per Share

        Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in each year. Net loss available to common stockholders is computed after deducting accumulated dividends on cumulative preferred stock and fair value adjustments related to preferred stock. Potential common shares are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

Marketing Costs

        All costs related to marketing and advertising our products are expensed as incurred or at the time the advertising takes place.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation

        ASC Topic 718, Compensation—Stock Compensation ("ASC 718") requires that all stock-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values. The benefits of tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow, rather than operating cash flow, as required under previous literature. It is also required to calculate the compensation cost of full-value awards such as restricted stock based on the market value of the underlying stock at the date of the grant. We are further required to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We estimate the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. Although the Black-Scholes model meets the accounting guidance requirements, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

        We have elected to recognize compensation expense for all stock-based awards granted after September 30, 2005 on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized through the end of each reporting period is equal to the portion of the grant-date value of the awards that have vested, or for partially vested awards, the value of the portion of the award that is ultimately expected to vest for which the requisite services have been provided.

Recent Accounting Pronouncements

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income ("ASU 2011-05"), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU is effective for us in our first quarter of 2013 and should be applied retrospectively. We do not anticipate the adoption of ASU 2011-05 will have an impact on our consolidated financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement ("ASU 2011-04"), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between United States GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 should be applied prospectively and is effective for fiscal years and quarters that start after December 15, 2011. ASU 2011-04 is effective for us in our second quarter of fiscal year 2012. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition—Multiple Element Arrangements by allowing the use of the best estimate of selling price in addition to vendor-specific objective evidence and verifiable objective evidence (now referred to as third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor-specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We have implemented the guidance of ASU 2009-13 prospectively, beginning in the first quarter of fiscal year 2011. The implementation of the new guidance did not have material impact our financial statement, as the new guidance did not change the units of accounting within sales arrangements, and we did not utilize the residual method for the allocation of arrangement consideration.

        In October 2009, the FASB issued ASU No. 2009-14, Software (ASC Topic 985)—Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14"), a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 985-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. We have implemented the guidance of ASU 2009-14 prospectively, beginning in the first quarter of fiscal year 2011. The implementation of the new guidance did not have a material impact on our financial statements

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC did not, or are not believed by management to, have a material impact on our present or future Consolidated Financial Statements.

NOTE 2—COMPUTATION OF NET LOSS PER SHARE

        In accordance with ASC Topic 260 Earnings per Share ("ASC 260"), basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.

        For periods in which we report net income, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, and shares to be issued under our Employee Stock Purchase Plan ("ESPP"), warrants, convertible preferred stock and convertible debentures. Unexercised stock options, restricted stock units, ESPP shares, and warrants are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive. The dilutive effect of the convertible preferred stock and convertible notes is determined using the if-converted method, which assumes any proceeds that could be obtained upon the exercise of stock options, warrants and ESPP shares would be used to purchase common shares at the average market price for the period.

        For fiscal years 2011, 2010, and 2009, we recorded a net loss and in accordance with ASC 260 all outstanding potential common shares were excluded from the diluted earnings per share computation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—COMPUTATION OF NET LOSS PER SHARE (Continued)

        The potential common shares excluded from the diluted computation are as follows:

	September 30,
	2011	2010	2009
	(in thousands)
Outstanding stock options	1,699	1,490	913
Outstanding restricted stock units	1,296	771	172
Outstanding warrants	8	8	8
Convertible preferred stock	674	929	—
2014 Convertible debentures	10,332	10,332	—
2024 Convertible debentures	—	—	1,899
Term B loan convertible note	1,887	—	—
ESPP Shares	293	—	—

Total potential common stock excluded from calculation	16,189	13,530	2,992

NOTE 3—DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS

        The following tables provide details of selected balance sheet items:

	September 30,
	2011	2010
	(in thousands)
Inventory:
Raw materials	$883	$2,815
Work-in-process	9,247	12,854
Finished goods	10,727	11,604

Total	$20,857	$27,273

	September 30,
	2011	2010
	(in thousands)
Property, Plant and Equipment:
Machinery and equipment	$89,547	$91,548
Furniture and fixtures	810	813
Computer equipment	9,397	11,124
Leasehold improvements	3,257	5,709
Construction in progress	289	433

	103,300	109,627
Less: Accumulated depreciation	(97,366)	(101,431)

Total	$5,934	$8,196

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS (Continued)

        Depreciation expense was $3.3 million, $2.7 million, and $2.8 million for fiscal 2011, 2010, and 2009, respectively.

	September 30,
	2011	2010
	(in thousands)
Intangible Assets:
Intellectual property	$4,757	$3,595

Less: Accumulated amortization	(2,976)	(2,731)

Total	$1,781	$864

        In the quarter ended December 31, 2008, we recorded an impairment charge to fully write off our goodwill. There has been no other impairment activity or adjustments to intangible assets during the fiscal years 2011 or 2010.

        Intangible assets consist primarily of existing technologies, intellectual property, and related costs for Enterprise Resource Planning ("ERP") system.

        The future amortization expense of amortizable intangible assets for the next five years is (in thousands): $242, $402, $312, $292, $270, and $263 in 2012, 2013, 2014, 2015, 2016, and thereafter, respectively.

	September 30,
	2011	2010
	(in thousands)
Other Assets:
Restricted cash	$1,821	$1,877
Debt issue costs	831	1,651
Other	418	469

Total	$3,070	$3,997

	September 30,
	2011	2010
	(in thousands)
Accrued Expenses and Other Current Liabilities:
Accrued software license agreements	$4,384	$6,423
Accrued vacation	3,033	2,768
Accrued wages and benefits	2,571	3,377
Interest payable	2,196	2,332
Accrued income taxes	48	361
Accrued warranty liability	164	385
Accrued other	2,067	637

Total	$14,463	$16,283

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—DEBT

	September 30,
	2011	2010
	(in thousands)
Term A Loan, 10.50% fixed-rate notes, due February 2014	$8,247	$—
Term B Loan-convertible, 8.0% fixed-rate notes, due October 2014	7,177	—
Senior Term Loan, 15.50% fixed-rate note	—	26,070
Capital leases, non-current portion	20	—

Total long-term debt, net	15,444	26,070
2014 Convertible subordinated debentures, 8.0% fixed-rate notes, due October 2014	40,736	39,025

Total debt, net	$56,180	$65,095

        The Term A Loan has a remaining principal balance of $7.9 million and is carried on the balance sheet at $8.2 million, including remaining unamortized premium and matures on February 4, 2014. The Term A Loan bears interest at a fixed rate of 10.5% per annum payable quarterly in arrears. Considering the debt premium, the effective interest rate on the Term A Loan is 8.2%.

        The Term B Loan has a principal balance of $9.3 million, is carried on the balance sheet at $7.2 million, net of remaining unamortized discount and matures on October 30, 2014 unless converted earlier. The Term B Loan bears interest at a fixed rate of 8% per annum payable quarterly in arrears. On or after October 31, 2011, prepayments on the Term B Loan are permitted at 100% of the principal amount plus accrued interest, but only if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. The Term B Loan is convertible into our common stock at a conversion price of $4.95 per share (equivalent to approximately 202 shares per $1,000 principal amount). The conversion terms are substantially similar to the conversion terms of the 2014 Debentures, except that there is no provision for the potential payment of a make-whole interest amount upon conversion. At September 30, 2011, conversion of the outstanding principal amount of the Term B Loan would result in the issuance of 1,887,234 shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash. Considering the debt discount, the effective interest rate on the Term B Loan is 17.7%.

        On January 18, 2011, we paid $8.0 million against the principal balance of the Senior Term Loan. Effective February 4, 2011, we exchanged the existing Senior Term Loan for the Term A Loan and the Term B Loan (together, the "Term A and B Loans"), each in the principal amount of $9.3 million.

        We evaluated the Term A and B Loans issued in exchange for the Senior Term Loan pursuant to the guidance in ASC 470. We determined that we had not received any concessions from the noteholders in connection with the exchange and accordingly, the transaction was not accounted for as a troubled debt restructuring. However, due to the addition of a substantive conversion feature in the Term B Loan, as compared to the terms of the Senior Term Loan, we accounted for the exchange of instruments, in settlement for the Senior Term Loan, as a debt extinguishment.

        Pursuant to ASC 470, we recorded the Term A and B Loans issued in extinguishment of the Senior Term Loan at fair value and recognized a $3.9 million loss for the difference between the aggregate fair values of the new instruments plus additional amounts and fees paid to the noteholders compared to the net carrying value of the Senior Term Loan. For the purposes of calculating this loss

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—DEBT (Continued)

on extinguishment, the net carrying amount of the Senior Term Loan was $18.7 million, which included the remaining outstanding principal of $17.0 million, and the payment-in-kind ("PIK") balance of $1.7 million, and the balance of the unamortized costs of $0.6 million, as of February 4, 2011.

        On February 4, 2011, we recorded the Term A Loan at fair value, which was $9.9 million, including a premium of $0.6 million. The difference between the fair value and the face value (principal) of the Term A Loan represents a premium that will be amortized as a reduction of interest expense over the life of the loan. Accordingly, the Term A loan debt premium decreased our effective rate of interest from the stated or nominal fixed rate of 10.5% per annum to an effective interest rate of 8.2% per annum The carrying value will decrease over the life of the Term A Loan as the excess of the fair value over the face value of the note is amortized.

        On February 4, 2011, the Term B Loan fair value was determined to be $11.9 million, which included a premium of $2.6 million representing the difference between the fair value of the loan, including all terms and features of the note, and the face value of the note of $9.3 million. Since the note included an equity conversion feature, the $2.6 million premium was credited to additional paid in capital in accordance with ASC 470-20-25. Additionally, as the equity conversion feature allows for us to potentially settle any conversion request in either shares of its common stock or cash, at our option, the equity conversion feature was allocated a value of $2.4 million calculated as the difference between the $9.3 million face value of the note and the $6.9 million estimated fair value of the note, as determined based upon the note as an assumed standalone instrument including all terms and features except the equity conversion feature. The allocated equity conversion feature value of $2.4 million was recorded as a debt discount and a credit to additional paid in capital in accordance with ASC 470-20-15. The debt discount will be amortized as additional interest expense over the life of the debt using the effective interest method. Accordingly, the Term B loan debt discount increased our effective rate of interest from the stated or nominal fixed rate of 8.0% per annum to an effective interest rate of 17.7% per annum.

        The Term A and B Loans are collateralized by substantially all of our assets.

        The 2014 Convertible Subordinated Debentures (the "2014 Debentures") have a principal balance of $46.5 million and are carried on the balance sheet at $40.7 million net of the remaining unamortized discount. The 2014 Debentures bear interest at 8% per annum payable semi-annually in arrears. On or after October 30, 2011, prepayment of the 2014 Debentures is permitted at 100% of the principal amount plus accrued and unpaid interest, but only if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. The 2014 Debentures are convertible into our common stock at a conversion price of $4.50 per share (equivalent to approximately 222 shares per $1,000 principal amount). We can elect to settle any conversion in stock, cash or a combination of stock and cash. If a 2014 Debenture is converted into common stock on or prior to October 30, 2012, we must pay a "make-whole amount" equal to the 2014 Debenture's scheduled remaining interest payments through October 30, 2012, which we may elect to pay in cash or in shares of common stock valued at 95% of the average daily volume weighted average price per share over a 10 trading day period. The 2014 Debentures are collateralized by a second priority interest and substantially all of our assets.

        As of September 30, 2011, the outstanding 2014 Debentures were carried on the balance sheet at $40.7 million, net of a $5.8 million remaining discount, which is amortized as interest expense over the life of the debentures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—DEBT (Continued)

        At September 30, 2011, conversion of the outstanding principal amount of the 2014 Debentures would result in the issuance of 10,331,778 shares of common stock and $4.0 million in make-whole amount that may be paid in cash or by delivery of 1.4 million shares of common stock. Considering the debt discount, the effective interest rate on the Debentures is 12.24%.

        The credit agreements for the Term Loans and 2014 Debenture agreements provide for customary restrictions and limitations on our ability to incur indebtedness and liens on property, make restricted payments or investments, enter into mergers or consolidations, conduct asset sales, pay dividends or distributions and enter into specified transactions and activities and also contain other customary default provisions. The agreements provide that we must repurchase, at the option of the holders, principal amounts plus accrued and unpaid interest upon the occurrence of a fundamental change involving us, as described in the agreements. Upon the occurrence of fundamental change involving us, the holders of the 2014 Debentures and the Term B Loan may be entitled to receive a "make-whole premium" if they convert their 2014 Debentures or Term B Loan into common stock, payable in additional shares of common stock, if the trading price of our common stock is between $3.20 and $16 per share. Upon the occurrence of certain change in control events, the holders of the Terms Loans may require us to redeem all or a portion of the loans at 100% of the principal amount plus accrued and unpaid interest.

        Except for required repurchases upon a change in control or in the event of certain asset sales, as described in the applicable credit agreements, we are not required to make any sinking fund or redemption payments with respect to this debt. During 2011, a mandatory payment of principal following the sale of certain assets totaled $1.5 million.

        On May 14, 2010, we received a conversion notice from one of the noteholders of the 2014 Debentures, notifying us of the note holder's intent to convert $3.5 million in face amount of its holdings. We converted the principal amount of the submitted 2014 Debentures into shares of common stock and elected to pay the "make-whole amount" in shares of common stock. We issued 777,778 shares of our common stock on May 20, 2010 in settlement of the $3.5 million in face amount of the 2014 Debentures based on a conversion price of $4.50 per share, and we issued 91,753 shares of our common stock on June 7, 2010 in settlement of the "make-whole amount" obligation.

        In accordance with ASC 470, this conversion was accounted for as a debt extinguishment. We recognized a gain of $0.3 million in the accompanying financial statements. The gain on the extinguishment of debt was calculated as the difference between the fair value of the shares of common stock issued and the recorded value of the debt extinguished, which included a pro rata share of 1) debt issuance costs, 2) debt discount, and 3) fair value of the compound embedded derivative on the date of the conversion.

        As of September 30, 2009, we had outstanding $96.7 million in aggregate principal amount 2024 Convertible Subordinated Debentures (the "2024 Debentures"). We entered into a debt conversion agreement (the "Conversion Agreement") with the beneficial owners of more than 96.7% of the 2024 Debentures, pursuant to which these noteholders exchanges their 2024 Debentures for a combination of $6.4 million in cash, 8,646,811 shares of our common stock, and $50.0 million in newly issued 2014 Debentures convertible into 11,109,556 shares of our common stock. In addition, we issued 771,000 shares of our Series B Participating Non-Cumulative Convertible Preferred Stock, par value of $0.01 per share ("Series B Preferred Stock") to certain of the noteholders. The Conversion Agreement was consummated on October 30, 2009. We also paid $3.6 million in cash to the holders of 3.3% of the 2024 Debentures who declined to participate in the Conversion Agreement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—DEBT (Continued)

        In accordance with ASC 470, this transaction was accounted for as a debt extinguishment, pursuant to which we recognized a $21.6 million loss. The loss on the extinguishment of debt was calculated as the difference between the aggregate fair values of the new instruments, including the compound embedded derivative associated with the 2014 Debentures, totaling $130.8 million, plus $0.8 million in additional amounts and fees paid to the creditors, compared to the net carrying values of the 2024 Debentures and related premium put derivative of $96.7 million and $13.3 million, respectively.

        In connection with the debt exchange and the debt modification, we incurred third-party costs of $2.9 million that were allocated to the underlying financial instruments issued based on the relative fair value of each instrument. Of the total fees incurred, $0.5 million was allocated to the modification of the Senior Term Loan and expensed as incurred, $1.0 million was allocated to the issuance of the common and preferred shares and charged against additional paid-in capital, and $1.4 million was allocated to the issuance of the 2014 Debentures and was capitalized in other assets as debt issuance costs, to be amortized as interest expense over the term of the loan. Unamortized debt issuance costs as of September 30, 2010 were $1.8 million.

        Maturities of outstanding debt by fiscal year ending September 30, 2011 are $7.9 million and $55.8 million for 2014 and 2015, respectively.

NOTE 5—FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

        Assets and liabilities measured at fair value on our balance sheet on a recurring basis include the following at September 30, 2011 and September 30, 2010:

	September 30, 2011				September 30, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Derivative liability—compound embedded derivative—2014 Debenture	—	—	7,796	7,796	—	—	15,476	15,476

	$—	$—	$7,796	$7,796	$—	$—	$15,476	$15,476

        There were no transfers in and out of Level 1 and Level 2 fair value measurements during fiscal year 2011.

        The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative measured at fair value using significant unobservable inputs (Level 3):

Compound Embedded Derivative related to 2014 Debentures
(in thousands)
Balance at September 30, 2010	$15,476
Transfers in and /or out of Level 3	—
Purchases, sales, issuances, and settlements	—
Total net gains included in earnings	(7,680)

Balance at September 30, 2011	$7,796

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY (Continued)

        The compound embedded derivative liability, which is included in long term liabilities, represents the value of the equity conversion feature and a "make-whole" feature of the 2014 Debentures.

        As of September 30, 2011, the fair value of the Term A and B Loans is $8.4 million and $8.6 million, respectively.

        As of September 30, 2011, the fair value of the 2014 Debentures is $44.9 million excluding the fair value of the compound embedded derivative of $7.8 million.

NOTE 6—STOCKHOLDERS' EQUITY

Authorized Capital Stock

        We are authorized to issue up to 250,000,000 shares of common stock, par value $0.01, per share.

        We are authorized to issue up to 10,000,000 shares of preferred stock, par value of $0.01 per share, of which 800,000 shares have been designated as Series B Preferred Stock. As of September 30, 2011, there were 134,720 shares of Series B Preferred Stock outstanding that were convertible into common stock on a five-to-one basis, for an aggregate of 673,600 shares of common stock. The holders of Series B Preferred Stock are entitled to receive, when, as and if declared by our board of directors out of funds legally available for the payment of dividends in respect of our common stock, dividends in an amount equal to ten percent of par value per share plus the amount of dividends that would have been payable with respect to the shares of common stock issuable upon conversion had such shares of Series B Preferred Stock been fully converted.

        During fiscal year 2011, 50,989 shares of Series B Preferred Stock were converted into 254,943 shares of common stock.

NOTE 7—STOCK BASED COMPENSATION

        Under all stock option plans, a total of 4,651,258 shares of common stock have been reserved for issuance and 1,656,096 shares are available for future grant as of September 30, 2011. The 2010 Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, performance awards, restricted stock and stock units and other stock and cash-based awards.

        As of September 30, 2011, none of our stock-based awards are classified as liabilities. We did not capitalize any stock-based compensation cost. Compensation costs related to our stock based compensation plans are as follows:

	September 30,
	2011	2010	2009
	(in thousands)
Cost of revenues	$434	$387	$689
Engineering, research and development	984	766	940
Selling, general and administrative	1,734	1,083	1,504

Total share-based compensation expense	$3,152	$2,236	$3,133

        As of September 30, 2011, there was $8.2 million of unrecognized share-based compensation expense related to non-vested stock options, restricted stock units, and our ESPP. The weighted average period over which the unearned share-based compensation is expected to be recognized is

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK BASED COMPENSATION (Continued)

approximately 2.7 years. An estimated forfeiture rate of 5.23% has been applied to all unvested options and restricted stock outstanding as of September 30, 2011. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards.

Stock Option Plans

        The Compensation Committee of the Board of Directors determines the total value of the stock based compensation grants. The exercise price of options is the closing price on the date the options are granted. The options generally vest over four years and expire between five or ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

        Activity under all stock option plans for the three years ended September 30, 2011 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding, September 30, 2008	913,141	$140.27	4.34	$209
Granted	235,724	7.42	—
Exercised	—		—
Cancelled or expired	(87,049)	158.00	—

Options outstanding, September 30, 2009	1,061,816	$109.32	4.61	$2,000
Granted	574,699	5.12
Exercised	—
Cancelled or expired	(146,151)	280.06

Options outstanding, September 30, 2010	1,490,364	$52.40	6.16	$—
Granted	579,114	4.30	—
Exercised	—	—	—
Cancelled or expired	(370,295)	81.02	—

Options outstanding, September 30, 2011	1,699,183	29.77	6.37

Options exercisable, September 30, 2011	836,912	$55.46	3.88	$—

        The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock prices of $2.95, $3.61, and $7.40, as of September 30, 2011, 2010, and 2009, respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. There are no in-the-money stock options that were exercisable as of September 30, 2011.

        The fair value of stock-based awards is estimated at the date of grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the United States Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding. Expected lives are estimated in accordance with SEC Staff Accounting Bulletin No. 107 ("SAB 107"). We have never paid cash dividends and intend to retain any future earnings for business development. The per share fair values of stock options granted in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK BASED COMPENSATION (Continued)

connection with stock incentive plans have been estimated using the following weighted average assumptions:

	2011	2010	2009
Expected life (in years)	6.17	6.22	5.86
Expected volatility:
Weighted-average	85.9%	86.4%	66.7%
Range	85.70% - 87.9%	86.2% - 89.1%	65.0% - 85.1%
Expected dividend	—	—	—
Risk-free interest rate	1.1% - 2.8%	1.8% - 2.8%	1.8% - 3.2%

        Our determination of the fair value of stock-based payment awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair value of employee stock options is determined in accordance with ASC 718 and SAB 107, as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC, using an option-pricing model, however, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise.

        The following table provides additional information in regards to options outstanding as of September 30, 2011:

	Options Outstanding
		Weighted Average Remaining Contractual Life (Years)		Options Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.33 - $4.36	492,463	9.18	$4.20	17,253	$3.89
4.60 - 5.20	439,609	8.32	5.18	114,962	5.18
5.40 - 54.80	450,304	4.70	24.52	388,105	27.27
55.40 - 249.20	316,807	1.66	111.10	316,592	111.08

$3.33 - $249.20	1,699,183	6.37	$29.77	836,912	$55.46

        The weighted average fair value at the date of grant of options granted in fiscal years 2011, 2010, and 2009 was $3.16, $3.80, and $4.58, respectively.

Restricted Stock Units

        We grant restricted stock units to our non-employee directors and to certain employees. Grants vest over varying terms, to a maximum of four years from the date of the grant. Awards to non-employee directors upon their initial appointment or election to the board vest in installments of 33% each over the first three anniversaries of the grant date, and annual awards to non-employee directors vest 100% on the first anniversary of the grant date. Unvested restricted shares are forfeited if the recipient's employment terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee of the Board of Directors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK BASED COMPENSATION (Continued)

        A summary of restricted stock unit activity for the year ended September 30, 2011 is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Restricted stock units vested and expected to vest, September 30, 2010	770,786	$5.72
Awarded	1,121,995	4.34
Released	(335,243)	5.97
Forfeited	(261,559)	4.68

Restricted stock units vested and expected to vest, September 30, 2011	1,295,979	$4.67

        From time to time, we retain shares of common stock from employees upon vesting of restricted shares and restricted stock units to cover income tax withholding. The impact of such withholding totaled $0.6 million for the years ended September 30, 2011, and was recorded as settlement on restricted stock tax withholding in the accompanying consolidated statements of stockholders' equity. There was no such withholding in the years ended September 30, 2010 and 2009.

Employee Stock Purchase Plan

        In January 2011, our stockholders approved the 2011 ESPP under which 2.5 million shares of common stock are reserved for issuance. Under the terms of this plan, employees may contribute up to 15% of their base salary, subject to certain limits to purchase shares of our common stock. Purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

        The first purchase period began on August 1, 2011 and ends January 31, 2012. The fair value of the ESPP awards are calculated in accordance with ASC 718-50 "Employee Share Purchase Plans", under which the fair value of each share granted under the ESPP is equal to the sum of 15% of a share of stock, a call option for 85% of a share of stock, and a put option for 15% of a share of stock. The fair value of the call and put options are determined using the Black-Scholes model. We used the following assumptions: expected useful life of 0.5 years, weighted average expected volatility of 40.4%, our expected dividend rate, and a risk-free interest rate of 0.2%. We recognized approximately $0.1 million in stock compensation for the year ended September 30, 2011 related to the ESPP. At September 30, 2011, no shares had been issued under this plan and 2.5 million shares were available for future issuance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES

        The components of (loss) income from continuing operations before (benefit) provision for income taxes for the years ended September 30, 2011, 2010 and 2009 were as follows:

	September 30,
	2011	2010	2009
	(in thousands)
(Loss) income before income taxes:
Domestic	$(17,451)	$(15,141)	$(183,642)
Foreign	2,020	(3,514)	(11,921)

	$(15,431)	$(18,655)	$(195,563)

        Income tax (benefit) expense consists of the following for the years ended September 30, 2011, 2010 and 2009:

	September 30,
	2011	2010	2009
	(in thousands)
Income tax (benefit) expense:
Current:
Federal	$(248)	$843	$(1,675)
State	(367)	452	(103)
Foreign	(3)	226	327

Total current	$(619)	$1,521	$(1,451)

        There was no deferred tax expense for the periods presented.

        A reconciliation of the (benefit) provision for income tax expense by applying the statutory United States federal income tax rate to income is as follows:

	September 30,
	2011		2010		2009
	(in thousands, except for percentages)
Federal income tax (benefit) provision at statutory rate	$(5,246)	34.00%	$(6,343)	34.00%	$(68,422)	34.00%
State tax (benefit) provision, net of federal provision	(409)	2.65%	(476)	2.55%	362	(0.18)%
Foreign taxes	5	(0.03)%	226	(1.21)%	327	(0.17)%
Goodwill impairment	—	—	—	—	65,792	(32.64)%
Nondeductible expenses	1,108	(7.18)%	194	(1.04)%	714	(0.37)%
Other	(636)	4.15%	366	(1.96)%	—	—
Change in valuation allowance	(568)	3.68%	328,862	(1757.14)%	(224)	0.10%
Rate change/other adjustments on deferred taxes	5,127	(33.24)%	(321,308)	1716.67%	—	—

Income tax (benefit) expense	$(619)	4.03%	$1,521	(8.13)%	$(1,451)	0.74%

        Our effective tax rate for fiscal year 2011 was 4.03%. The income tax benefit in the current year is primarily due to the reversal of uncertain tax positions due to the statute of limitations expiration,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

refundable federal income tax, reversal of foreign deferred tax liabilities, minimum taxes, and foreign taxes. Our effective tax rate for fiscal year 2010 was (8.13%), which was lower than the federal and state statutory rate due to the utilization of NOL carryforwards and tax credits to offset taxes, other than federal and state minimum taxes, and foreign taxes.

        Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	September 30,
	2011	2010	2009
	(in thousands)
Deferred taxes:
Net operating loss carryforward	$53,938	$47,854	$301,106
Research and development tax credits	7,887	6,564	23,066
Alternative Minimum Tax credit	88	—	179
Research and development IRC 59(e) capitalization	—	—	11,640
Debt Amortization	(655)	—	—
Stock options	11,148	12,602	26,959
Fixed assets and intangible property	9,189	7,400	34,295
Inventory	3,168	6,738	4,979
Allowances and reserves	10,752	9,974	10,172
State taxes	1	(104)	959
Foreign Tax Credit	153	—	—
Other	(2,998)	2,211	8,746

Total deferred tax assets	92,671	93,239	422,101
Valuation allowance	(92,671)	(93,239)	(422,101)

Total deferred taxes	$—	$—	$—

        Deferred tax assets are primarily composed of federal and state tax NOL carryforwards; timing differences relating to stock options; tangible and intangible assets recovery; and research and development credits.

        Because we have historically experienced net tax losses, we have placed a valuation allowance against our otherwise recognizable deferred tax assets. We have NOL carryforwards of approximately $82.9 million, $41.7 million, and $234.6 million for federal, state, and foreign income tax purposes at September 30, 2011, which can be carried forward to offset future taxable income. We have available federal and state research and development tax credit carryforwards of approximately $1.2 million and $10.1 million, respectively. In addition, we also have approximately $0.2 million in foreign tax credits to offset future taxable income. The federal NOLs may be carried forward through 2031; state NOLs may be carried forward through 2031; foreign NOLs have various carryforward provisions in several jurisdictions.

        The Federal Tax Reform Act of 1986, and similar state laws, contains provisions that may limit the NOL and tax credits carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interests. Under IRC Section 382 and 383 rules, a change in ownership can occur whenever there is a shift in ownership by more than fifty percentage points by one

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

or more five-percent stockholders within a three-year period. When a change of ownership occurs, the NOLs and credits may be impaired.

        We performed a study to evaluate the status of our NOLs. Based on that study, we believe that, as a result of the debt modifications in fiscal year 2010, we experienced an "ownership change" as defined for United States federal income tax purposes as of October 30, 2009 that resulted in an impairment of the use of the NOLs and credits as of the fiscal year ended September 30, 2010. We have approximately $82.9 million of Federal NOLs that can be used in future tax years. Of this amount, $56.3 million is subject to an annual limitation of $3.1 million in utilizing our NOLs. The NOLs will expire in fiscal year 2031.

        Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The total amount of gross unrecognized tax benefits was approximately $10.2 million as of September 30, 2011 and approximately $10.6 million as of September 30, 2010. The total amount of gross unrecognized tax benefits decreased by ($0.4) million, of which ($0.2) million relates the a lapse in statute and the remaining ($0.2) million decrease relates to a change in state filing requirements.

        As of September 30, 2011, approximately $0.3 million of the $10.2 million unrecognized tax benefits, related to our state tax liability, is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheet. The remaining $9.9 million, relates to research and development tax credits that have not been utilized, is reflected as a reduction to the deferred tax asset arising from the research and development tax credits. As of September 30, 2010, approximately $0.7 of the $10.6 million unrecognized tax benefits, related to our state tax liability, is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheet, the remaining $9.9 million, related to research and development tax credits that have not been utilized, is reflected as a reduction to the deferred tax asset arising from the research and development tax credits.

        A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2011	2010	2009
	(in thousands)
Beginning balance as of September 30:	$(10,615)	$(26,288)	$(29,297)
Gross decreases—tax positions in prior period	200	16,013	—
Gross increases—current-period tax positions	—	(340)	3,009
Reductions as a result of a lapse of statue of limitations	200	—	—

Ending balance as of September 30:	$(10,215)	$(10,615)	$(26,288)

        We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2011, there was no material interest or penalties were accrued due to significant net operating loss.

        We are subject to taxation in the US and various state and foreign jurisdictions. The 2007 through 2010 tax years generally remain subject to examination by their respective tax authorities. We previously completed an examination by the Internal Revenue Service for the tax years ended September 30, 2004 through September 30, 2006. The audit resulted in an adjustment that reduced our federal NOL carryforwards. Effectively, all our tax years in which a tax NOL is carried forward to the present are subject to examination by federal, state, and foreign tax authorities. Therefore, we cannot estimate the range of unrecognized tax benefits that may significantly change within the next twelve months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—RESTRUCTURING AND IMPAIRMENT CHARGES

        The activity related to the excess facility and severance accruals under our restructuring plans during the three years Ended September 30, 2011, by year of plan, were as follows:

	Excess Facility Cost	Severance Costs	Total
	(in thousands)
Balance at September 30, 2008	$—	$—	$—
Reversals and adjustments	—	—	—
New charges	—	528	528
Cash payments	—	(528)	(528)

Balance at September 30, 2009	$—	$—	$—
Reversals and adjustments	—	—	—
New charges	—	854	854
Cash payments	—	(854)	(854)

Balance at September 30, 2010	$—	$—	$—
Reversals and adjustments	—	—	—
New charges	2,530	1,126	3,656
Cash payments	—	(828)	(828)

Balance at September 30, 2011	$2,530	$298	$2,828

        As of March 31, 2009, we eliminated 64 positions, or approximately 12% of our total workforce. Of these, 53 positions, or approximately 10% of the reductions in our total workforce, related to full-time employees, and the remaining reductions related to temporary staffing. A severance expense of $0.5 million is included in our operating results for fiscal year 2009.

        In October 2009, in an effort to reduce costs and shorten manufacturing time, we eliminated test activities at the Camarillo, California location and outsourced testing to a third-party facility. This restructuring plan was approved during October 2009 with implementation efforts starting immediately and full transition of testing to the third-party by the third quarter of fiscal year 2010. This restructuring plan included the termination of approximately 50 employees. In connection with this restructuring, we recorded restructuring charges totaling $0.9 million for severance costs for fiscal year 2010.

        In October 2010, in order to reduce costs and streamline the product design process, we commenced the planned reduction in workforce at our Westford design center. The reduction in workforce was completed by June 2011. The reduction in workforce affected 27 employees. The related severance costs totaled $0.6 million.

        In September 2011, we initiated a restructuring plan to further align our resources with our strategic business objectives. We notified 41employees of their termination and recognized total related severance costs of $0.6 million. All employees terminated under this plan were notified before the end of year.

        Additionally, we consolidated our Camarillo operations into a single facility and exited an adjacent leased facility. As a result of the lease exit, we incurred $1.4 million in lease exit costs and $1.1 million in asset impairment charges for asset write-downs for tenant improvements at the facility which will not be recovered from future related cash flows. The related facility was vacated before the end of year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—RESTRUCTURING AND IMPAIRMENT CHARGES (Continued)

        The fair value of the lease termination liability was determined based upon the present value of the remaining lease payments reduced by the current market rate for sublease rentals of similar properties. Our ability to generate sublease income is highly dependent upon the commercial real estate conditions at the time we perform our evaluations or negotiate sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustments as market conditions change. Changes to the estimates will be reflected as "adjustments" in the period the changes in estimated were determined. Our cash payments under the lease agreement may differ significantly from the exit accrual recorded due to the differences between actual experience and estimates made by management in establishing the lease termination accrual.

NOTE 10—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

        Our end customers generally are engaged in the design and/or manufacturing of technology products either recently introduced or not yet introduced to the marketplace. We ship certain products to contract manufacturers of our end customers and through distributors.

        Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the three years ended September 30, 2011 were as follows:

	2011	2010	2009
Nu Horizons Electronics (distributor)	20.6%	23.9%	22.6%
Titan Supply Chain Services (distributor)	*	*	13.4%
Huawei	10.3%	13.3%	12.0%

*
Less than 10% of total net revenues for period indicated.

        We manage and operate our business through one operating segment.

        Revenues are summarized by geographic area as follows:

	September 30,
	2011	2010	2009
	(in thousands)
United States	$64,877	$55,269	$62,653
Asia Pacific	54,417	73,390	79,720
EMEA*	15,746	25,665	18,740
Other	5,927	11,666	7,064

Total net revenues	$140,967	$165,990	$168,177

*
Europe, Middle East and Africa

        Revenue by geographic area is based upon where the design win for the work originated. United States revenue includes $8.2 million, $0.4 million and $13.3 million of intellectual property revenue for fiscal years 2011, 2010 and 2009, respectively. We believe a substantial portion of the products sold to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION (Continued)

        We also classify our product revenues based on our three product lines: (i) Connectivity, (ii) Ethernet switching and (iii) Transport processing.

	September 30,
	2011	2010	2009
	(in thousands)
Connectivity	$67,734	$82,522	$72,573
Ethernet switching	37,940	46,714	42,002
Transport processing	27,068	36,397	40,352

Product revenues	$132,742	$165,633	$154,927

        Substantially all long-lived assets are located in the United States. Long-lived assets (excluding intangible assets) by country as follows:

	September 30,
	2011	2010
	(in thousands)
USA	$8,295	$11,377
Denmark	255	263
Germany	454	553

	$9,004	$12,193

NOTE 11—RETIREMENT SAVINGS PLAN

        We have a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. The contributions are fully vested and nonforfeitable at all times. No amounts contributed by participants to the plan were matched by us for the periods presented. In compliance with governing regulations, we made contributions to the retirement savings plans of employees of our foreign subsidiaries in the amount of $0.7 million for fiscal year 2011 and $0.3 million for each of the fiscal years 2010 and 2009.

NOTE 12—COMMITMENTS AND CONTINGENCIES

        We lease facilities under non-cancellable operating leases expiring at various dates through fiscal 2015. Rent expense, including common area maintenance expense, under operating leases totaled $3.8 million, $3.8 million, and $3.9 million for the fiscal years 2011, 2010, and 2009, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year and software licenses are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Operating leases(1)	$3,104	$2,956	$1,908	$1,150	$199	$—	$9,317
Software licenses	8,483	3,700	3,233	2,800	2,800	5,600	26,616

Total	$11,587	$6,656	$5,141	$3,950	$2,999	$5,600	$35,933

(1)
We lease facilities under non-cancellable operating lease agreements that expire at various dates through 2016. During 2011, we elected to exit our Calle Carga facility, but still have obligations under the lease. Gross lease amounts for the Calle Carga facility are included in these amounts. The Calle Carga lease amounts presented have not been adjusted for any potential sublease income as allowed under relevant accounting guidance.

        Software license commitments represent non-cancellable licenses of intellectual property from third-parties used in the development of our products.

        We are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts.

        On March 22, 2011, the United States District Court for the Southern District of New York approved our settlement with the SEC related to the SEC's investigation of our historical stock option practices and accounting irregularities that occurred between 1995 and 2006 (the "Consent Judgment"). Under the Consent Judgment, we paid a $3.0 million civil penalty and consented to the entry of a final judgment permanently enjoining us from violations of the antifraud and other provisions of the federal securities laws. The $3.0 million payment was accrued in the financial statements in June 2009.

        During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We review our exposure under these agreements no less than annually, or more frequently when events indicate. Except for our established warranty reserves, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on out consolidated financial position. Accordingly, except for established warranty reserves we have not recorded any liabilities for these agreements as of September 30, 2011 and September 30, 2010.

Patents and Licenses

        We have entered into various licensing agreements requiring primarily fixed fee royalty payments. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated. Royalty expenses totaled $0.2 million in 2011, $0.3 million in 2010, and $0.2 million in 2009. Royalty payments made may be subject to audit. We do not expect any possible future audit adjustments to be significant.

Warranties

        We establish reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with our customers. Our warranty reserves are established at the time of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods.

Intellectual Property Indemnities

        We indemnify certain customers and our contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to our products. These indemnities appear in development and supply agreements with our customers as well as manufacturing service agreements with our contract manufacturers, are not limited in amount or duration and generally survive the expiration of the contract. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, we are unable to determine the maximum amount of losses that we could incur related to such indemnifications.

Director and Officer Indemnities and Contractual Guarantees

        We have entered into indemnification agreements with our directors and executive officers, which require us to indemnify such individuals to the fullest extent permitted by Delaware law. Our indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, we are unable to determine the maximum amount of losses that we could incur relating to such indemnities

        We have also entered into severance and change in control agreements with certain of our executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with us.

General Contractual Indemnities/Products Liability

        During the normal course of business, we enter into contracts with customers where we agreed to indemnify the other party for personal injury or property damage caused by our products. Our indemnification obligations under such agreements are not generally limited in amount or duration. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, we are unable to determine the maximum amount of losses that we could incur relating to such indemnities. Historically, any amounts payable pursuant to such indemnities have not had a material negative effect our business, financial condition or results of operations. We maintain general and product liability insurance as well as errors and omissions insurance, which may provide a source of recovery to us in the event of an indemnification claim.

NOTE 13—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following tables set forth the consolidated statements of operations for each of our last eight quarters. This quarterly information is derived from unaudited interim financial statements and has been prepared on the same basis as the annual consolidated financial statements. In management's opinion, this quarterly information reflects all adjustments necessary for fair presentation of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

information for the periods presented. The operating results for any quarter are not indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands)
Fiscal Year 2011:
Net revenues:
Product revenues	$37,596	$34,403	$31,856	$28,887	$132,742
Intellectual property revenues	151	2,489	4,132	1,453	8,225

Net revenues	37,747	36,892	35,988	30,340	140,967
Cost of revenues	14,349	12,995	13,432	12,898	53,674
(Loss) income from operations	(1,672)	(1,118)	326	(8,609)	(11,073)
Net (loss) income	(7,732)	(9,041)	6,550	(4,589)	(14,812)
Basic net (loss) income per share:	$(0.32)	$(0.37)	$0.26	$(0.19)	$(0.61)
Diluted net (loss) income per share:	(0.32)	(0.37)	0.21	(0.19)	(0.61)
Weighted average shares outstanding:
Basic	24,050	24,303	24,447	24,463	24,315
Diluted	24,050	24,303	37,543	24,463	24,315
Fiscal Year 2010:
Net revenues:
Product revenues	$41,611	$43,661	$37,533	$42,828	$165,633
Intellectual property revenues	40	250	—	67	357

Net revenues	41,651	43,911	37,533	42,895	165,990
Cost of revenues	18,409	19,373	15,744	18,031	71,557
(Loss) income from operations	(262)	3,008	(694)	1,939	3,991
(Loss) income from continued operations	(33,860)	(34,060)	33,029	14,715	(20,176)
Income from discontinued operations, net of tax	—	—	—	121	121
Net (loss) income	(33,860)	(34,060)	33,029	14,836	(20,055)
Fair value adjustment of Preferred Stock-Series B	126	—	—	—	126
Net (loss) income available to common stockholders	(33,986)	(34,060)	33,029	14,836	(20,181)
Basic net (loss) income per share:
Continuing operations	$(1.95)	$(1.69)	$1.38	$0.61	$(0.96)
Discontinued operations	—	—	—	0.01	0.01

Net (loss) income per share	(1.95)	(1.69)	1.38	0.62	(0.95)
Diluted (loss) income per share:
Continuing operations	(1.95)	(1.69)	0.99	0.42	(0.96)
Discontinued operations	—	—	—	—	0.01

Net (loss) income per share	$(1.95)	$(1.69)	$0.99	$0.42	$(0.95)
Weighted average shares outstanding:
Basic	17,373	20,195	22,780	23,948	21,074
Diluted	17,373	20,195	34,544	35,213	21,074

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        In the first quarter of fiscal year 2011, we commenced a reduction in workforce in Westford, resulting in severance costs of $0.6 million. In the fourth quarter of fiscal year 2011, we commenced a second reduction in workforce primarily in the United States, resulting in additional severance costs of $0.6 million. We also exited our Calle Carga facility. Due to the resulting lease exit, we incurred $1.4 million in lease exit costs and $1.1 million in asset impairment charges in the fourth quarter of fiscal year 2011.

        In the second quarter of fiscal year 2011, we recognized a $3.9 million loss on the debt exchange with our senior debt holder.

        In the fourth quarter of fiscal year 2011, we recognized an impairment loss of $2.2 million related to specific, potentially uncollectible accounts receivable balances.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of September 30, 2011 the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

Attestation Report of Registered Public Accounting Firm

        BDO USA, LLP, our independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on our internal control over financial reporting. BDO USA, LLP's attestation report appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Controls

        Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Vitesse Semiconductor Corporation
Camarillo, California

        We have audited Vitesse Semiconductor Corporation's internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vitesse Semiconductor Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures-Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Vitesse Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitesse Semiconductor Corporation as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended September 30, 2011 and our report dated December 6, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California

December 6, 2011

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Stockholders expected to be held in January 2012 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference from our Proxy Statement under the headings "Election of Directors," "Executive Officers," "Board Meetings and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from our Proxy Statement under the headings "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference from our Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from our Proxy Statement under the heading "Director Independence" and "Certain Relationships and Related Person Transactions."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference from our Proxy Statement under the heading "Principal Accountant Fees and Services" and "Pre-Approval Policies and Procedures."

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See the financial statements and financial statement schedules listed in Item 8. Financial Statements and Supplementary Data.
(a)(2)	See Schedule II "Valuation and Qualifying Accounts."
(a)(3)	See Exhibit Index following the signature page to this Annual Report on Form 10-K.

VITESSE SEMICONDUCTOR CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Other Accounts	Deductions/ Write-offs	Balance at End of Year
	(in thousands)
Year ended September 30, 2011
Deducted from accounts receivable:
Allowance for doubtful accounts	$—	$2,212	$—	$2,212
Deducted from deferred tax asset
Valuation allowance	93,239	(568)	—	92,671
Year ended September 30, 2010
Deducted from deferred tax asset
Valuation allowance	422,101	(328,862)	—	93,239
Year ended September 30, 2009
Deducted from deferred tax asset
Valuation allowance	441,534	(224)	(19,209)	422,101

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITESSE SEMICONDUCTOR CORPORATION
(Registrant)
Dated: December 6, 2011	/s/ CHRISTOPHER R. GARDNER CHRISTOPHER R. GARDNER Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher R. Gardner and Martin S. McDermut, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: December 6, 2011	/S/ CHRISTOPHER R. GARDNER CHRISTOPHER R. GARDNER Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: December 6, 2011	/S/ MARTIN S. MCDERMUT Martin S. McDermut Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: December 6, 2011	/S/ STEVEN P. HANSON STEVEN P. HANSON Director
Dated: December 6, 2011	/S/ JAMES HUGAR JAMES HUGAR Director

Dated: December 6, 2011	/S/ G. WILLIAM LAROSA G. WILLIAM LAROSA Director
Dated: December 6, 2011	/S/ G. GRANT LYON G. GRANT LYON Director
Dated: December 6, 2011	/S/ EDWARD ROGAS, JR. EDWARD ROGAS, JR. Director

EXHIBIT INDEX

        In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please note that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Vitesse or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and:

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

		Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-31614	3.1	August 9, 2010

3.2	Amended and Restated Bylaws.	8-K	001-31614	3.2	December 2, 2004

4.1	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of October 30, 2009.	8-K	001-31614	4.1	October 30, 2009

4.2	Form of 8.0% Convertible Second Lien Debentures Due 2014 (included in Exhibit 4.1).	8-K	001-31614	4.1	October 30, 2009

4.3	Guaranty, dated October 30, 2009, executed by Vitesse Manufacturing & Development Corporation and Vitesse Semiconductor Sales Corporation in favor of U.S. Bank National Association, as Trustee, under the Indenture dated October 30, 2009.	10-K/A	001-31614	4.6	January 28, 2010

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	File Number	Exhibit	Filing Date
10.1	*	Resignation and Separation Agreement and General Release of Claims between the Registrant and Michael Green dated February 5, 2010.	10-Q	001-31614	10.1	May 17, 2010

10.2	*	Employment Agreement between the Registrant and Christopher Gardner dated February 12, 2010.	10-Q	001-31614	10.2	May 17, 2010

10.3	*	Letter Agreement, dated October 26, 2007 between the Registrant and Dr. Martin C. Nuss.	8-K	001-31614	10.1	November 20, 2007

10.4		Form of Indemnity Agreement between each of the directors and the Registrant.	8-K	001-31614	10.1	August 22, 2007

10.5		Loan Agreement, dated August 23, 2007 between the Registrant and Whitebox VSC, Ltd.	8-K	001-31614	10.3	August 29, 2007

10.6		First Amendment to Loan Agreement, dated as of October 16, 2009, among the Registrant, the Lenders named therein and Whitebox VSC Ltd., as agent.	8-K	001-31614	10.4	October 20, 2009

10.7		Second Amendment to Loan Agreement, dated as of February 4, 2011, among the Registrant, the Lenders named therein and Whitebox VSC Ltd., as agent.	10-Q	000-19654	10.1	February 8, 2011

10.8		Term Note, dated October 29, 2007 between the Registrant and Whitebox VSC, Ltd. for $30 million.	8-K	001-31614	4.1	October 31, 2007

10.9		Intellectual Property, Assignment and License Agreement, dated October 29, 2007 between the Registrant and Maxim Integrated Products, Inc.	8-K	001-31614	10.1	October 31, 2007

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	File Number	Exhibit	Filing Date
†10.10		Sale and Purchase Agreement for Vitesse Patents, dated June 30, 2009, between the Registrant and a third-party purchaser.	10-Q	001-31614	10.11	August 10, 2009

10.11	*	Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan as of September 4, 2009.	10-K/A	001-31614	10.13	January 28, 2010

10.12	*	Form of Notice of Grant of Stock Options and Option Agreement under the Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan.	10-K/A	001-31614	10.14	January 28, 2010

10.13	*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement under the Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan.	10-K/A	001-31614	10.15	January 28, 2010

10.14	*	Vitesse Semiconductor Corporation Fiscal Year 2010 Executive Bonus Plan, dated as of January 7, 2010.	10-Q	001-31614	10.16	February 9, 2010

10.15	*	Vitesse Semiconductor Corporation 2010 Incentive Plan.	14A	001-31614	App. A	March 31, 2010

10.16	*	Form of Notice of Grant of Stock Options and Option Agreement under the Vitesse Semiconductor Corporation 2010 Incentive Plan.					X

10.17	*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement under the Vitesse Semiconductor Corporation 2010 Incentive Plan.					X

10.18	*	Automatic Equity Grant Program for Eligible Directors under the Vitesse Semiconductor Corporation 2010 Incentive Plan.	10-Q	001-31614	10.2	August 9, 2010

Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	File Number	Exhibit	Filing Date
10.19	*	Employment Agreement between the Registrant and Steve M. Perna dated August 2, 2010.	10-K	000-19654	10.22	December 1, 2010

10.20	*	Vitesse Semiconductor Corporation 2011 Employee Stock Purchase Plan.	14A	000-19654	App. A	December 1, 2010

10.21	*	Employment Agreement between the Registrant and Martin S. McDermut dated July 27, 2011.					X

21		List of Subsidiaries.	10-K	000-19654	21.1	December 1, 2010

23.1		Consent of BDO USA, LLP.					X

24.1		Power of Attorney (included on signature page)					X

31.1		Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2		Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS		XBRL Instance Document**					X

101.SCH		XBRL Taxonomy Extension Schema Document**					X

Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**					X

*
Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

†
Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on October 23, 2009, under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.