Form 10-Q
period 2011-12-31
VITESSE SEMICONDUCTOR CORP
filed 2012-02-07
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 3, 2012, there were 25,187,569 shares of the registrant’s $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION

(UNAUDITED) QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(in thousands)

ASSETS
Current assets:
Cash	$17,049	$17,318
Accounts receivable, net	10,399	9,591
Inventory	18,133	20,857
Restricted cash	405	404
Prepaid expenses and other current assets	2,285	2,039
Total current assets	48,271	50,209
Property, plant and equipment, net	5,388	5,934
Other intangible assets, net	2,230	1,781
Other assets	2,954	3,070
	$58,843	$60,994

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,321	$5,198
Accrued expenses and other current liabilities	13,590	14,463
Deferred revenue	3,362	3,878
Current portion of debt and capital leases	11	11
Total current liabilities	24,284	23,550

Other long-term liabilities	1,759	1,927
Long-term debt, net	15,538	15,444
Compound embedded derivative	4,498	7,796
Convertible subordinated debt, net of discount	41,178	40,736
Total liabilities	87,257	89,453
Commitments and contingencies, See note 10
Stockholders' deficit:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; Series B Non Cumulative, Convertible, 134,720 shares outstanding at December 31, 2011 and September 30, 2011	1	1
Common stock, $0.01 par value. 250,000,000 shares authorized; 24,621,616 and 24,470,280 shares outstanding at December 31, 2011 and September 30, 2011, respectively	246	245
Additional paid-in-capital	1,825,321	1,824,433
Accumulated deficit	(1,853,982)	(1,853,138)
Total stockholders' deficit	(28,414)	(28,459)
	$58,843	$60,994

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2011	2010
	(in thousands, except per share data)
Net revenues:
Product revenues	$28,942	$37,596
Intellectual property revenues	1,049	151
Net revenues	29,991	37,747
Costs and expenses:
Cost of revenues	12,163	14,349
Engineering, research and development	12,425	14,182
Selling, general and administrative	7,424	10,459
Restructuring and impairment charges	28	264
Amortization of intangible assets	67	165
Costs and expenses	32,107	39,419
Loss from operations	(2,116)	(1,672)
Other (income) expense:
Interest expense, net	1,948	2,518
(Gain) loss on compound embedded derivative	(3,298)	3,484
Other expense (income), net	12	(16)
Other (income) expense, net	(1,338)	5,986
Loss before income tax expense	(778)	(7,658)
Income tax expense	66	74
Net loss	(844)	(7,732)

Net loss per common share - basic and diluted	$(0.03)	$(0.32)

Weighted average common shares outstanding - basic and diluted	24,512	24,050

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2011	134,720	$1	24,470,280	$245	$1,824,433	$(1,853,138)	$(28,459)

Net loss	—	—	—	—	—	(844)	(844)
Compensation expense related to stock options, awards and ESPP	—	—	—	—	1,063	—	1,063
Release of restricted stock units	—	—	220,062	2	(2)	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(68,726)	(1)	(173)	—	(174)
Balance at December 31, 2011	134,720	$1	24,621,616	$246	$1,825,321	$(1,853,982)	$(28,414)

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2011	2010
	(in thousands)

Cash flows provided by (used in) operating activities:
Net loss	$(844)	$(7,732)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	751	969
Stock-based compensation	1,063	684
Change in fair value of compound embedded derivative liability	(3,298)	3,484
Loss on asset impairment	4	—
Gain on disposal of fixed assets	(9)	—
Interest paid in kind	—	336
Amortization of debt issuance costs	68	254
Amortization of debt discounts	579	424
Accretion of debt premiums	(38)	—
Change in operating assets and liabilities:
Accounts receivable	(808)	2,093
Inventory	2,724	234
Restricted cash	(1)	(3,007)
Prepaids and other assets	(200)	950
Accounts payable	2,123	(4,751)
Accrued expenses and other liabilities	(1,045)	(1,806)
Deferred revenue	(516)	(241)
Net cash provided by (used in) operating activities	553	(8,109)

Cash flows used in investing activities:
Capital expenditures	(645)	(1,114)

Net cash used in investing activities	(645)	(1,114)

Cash flows used in financing activities:
Repurchase and retirement of restricted stock units for payroll taxes	(174)	—
Capital lease obligations	(3)	(2)

Net cash used in financing activities	(177)	(2)

Net decrease in cash	(269)	(9,225)
Cash at beginning of period	17,318	38,127
Cash at end of period	$17,049	$28,902

Supplemental disclosure of non cash transactions:
Cash paid during the year for:
Interest	$2,270	$2,422
Income taxes	172	316
Non cash investing and financing activites:
Common stock issued in exchange for Series B Preferred Stock	—	3
Common stock issued for restricted stock units	1	—

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Fiscal Year

Our fiscal year is October 1 through September 30.

Basis of Presentation

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended September 30, 2011, included in our Annual Report on Form 10-K filed with the SEC on December 6, 2011.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at December 31, 2011 and September 30, 2011, the consolidated results of our operations and consolidated cash flows for the three months ended December 31, 2011 and 2010, and the changes in our stockholders’ deficit for the three months ended December 31, 2011. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassifications

Certain reclassifications have been made to prior year amounts and related footnotes to conform to current-year presentation with no changes to stockholders’ deficit amounts or net loss for the three months ended December 31, 2011.

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

Revenue Recognition

Product revenues

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable, and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We recognize revenue on goods shipped directly to customers, based on when shipping terms result in title transfer, as that is when title passes to the customer and all revenue recognition criteria specified above are met.

A portion of our product sales is made through distributors under agreements allowing for pricing credits and/or right of return. Our past history with these pricing credits and/or right of return provisions prevent us from being able to reasonably estimate the final price of our inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the fixed and determinable revenue recognition criterion has not been met at the time we deliver products allowing for pricing credits or right of returns. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hub, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize revenue unless and until the customer reports that it has removed our product from the warehouse and taken title and risk of loss.

From time to time, we may ship goods to our distributors with no pricing credits and/or no or limited right of return.  Under these circumstances, at the time of shipment, product prices are fixed or determinable and the amount of future returns and pricing allowances to be granted in the future can be reasonably estimated and are accrued. Accordingly, revenues are recorded net of these estimated amounts.

Intellectual property revenues

We derive intellectual property (“IP”) revenues from the license of our IP, maintenance and support, and royalty revenue following the sale by our licensees of products incorporating the licensed technology. We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Our IP licensing agreements may include multiple elements with an IP license bundled with support services. For such multiple element IP licensing arrangements, we follow the guidance in FASB Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition, to determine whether there is more than one unit of accounting.

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

We recognize royalty revenue in the period in which the licensee reports shipment of products incorporating our IP components. Royalties are calculated on a per unit basis, as specified in our agreement with the licensee. We may, at our discretion and in accordance with our agreements, engage a third-party to perform royalty audits of our licensees. Any correction of royalties previously reported would occur when the results are resolved.

Multiple Element Transactions

For multiple-element arrangements, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenues to deliverables: (i) vendor-specific objective evidence of fair value (VSOE); (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE generally exists only when we sell the deliverable separately and revenue is the price actually charged by us for that deliverable. Generally, we are not able to determine TPE because our licensing arrangements differ from that of our peers. We have concluded that no VSOE or TPE exists because it is rare that either we or our competitors sell the deliverables on a stand-alone basis. ESPs reflect our best estimate of what the selling prices of the elements would be if they were sold regularly on a stand-alone basis. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations.

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

Fair Value

ASC Topic 820, Fair Value Measurements, establishes a framework for measuring fair value and requires disclosures about fair value measurement. ASC 820 emphasizes that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

Level 1:  Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:  Other inputs observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborate inputs; and

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

Financial Instruments

ASC Topic 825, Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. These financial instruments are stated at their carrying values, which are estimates of their fair values because of their nearness to cash settlement or the comparability of their terms to the terms we could obtain, for similar instruments, in the current market. Our debt instruments are included in current portion of debt, long-term debt, net, and convertible subordinated debt, net of discount on our unaudited consolidated balance sheets and are presented as described below:

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

Convertible Subordinated Debt

We estimate the fair values of the convertible subordinated debt and compound embedded derivative (“2014 Debentures”) using a convertible bond valuation model within a lattice framework determined using Level 3 inputs. The valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of our common stock into which the 2014 Debentures are convertible. As the conversion price is not being indexed to our common stock, the compound embedded derivative is bifurcated and presented on the balance sheet at fair value and the compound embedded derivative is marked to market. The change in the fair value of the compound embedded derivative is a non-cash item primarily related to the change in price of the underlying common stock and is reflected in earnings. At our option, we can settle the compound embedded derivative in either cash or common stock. As we intend to, and have the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470, Debt, we have classified the liability as a long-term liability on our consolidated balance sheets as of December 31, 2011 and September 30, 2011.

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

Intangible and Long-Lived Assets

Our intangible assets consist primarily of existing technologies, IP, and related costs for Enterprise Resource Planning (“ERP”) system. We account for intangible assets in accordance with ASC Topic 350, Goodwill and Others. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. The carrying value of an asset or asset group is not recoverable if the amounts of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify that impairment has occurred, we reduce the carrying value of the asset to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach. Currently, we do not have goodwill or indefinite-lived intangible assets.

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Our allowance for doubtful accounts is $2.2 million as of December 31, 2011 and September 30, 2011.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”).  This ASU supersedes certain pending paragraphs in ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This ASU will temporarily allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. We do not anticipate the adoption of ASU 2011-12 will have an impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

NOTE 2—COMPUTATION OF NET LOSS PER SHARE

In accordance with ASC Topic 260, Earnings per Share, basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.

For periods in which we report net income, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, and shares to be issued under our Employee Stock Purchase Plan (“ESPP”), warrants, convertible preferred stock and convertible debentures. Unexercised stock options, restricted stock units, ESPP shares, and warrants are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive. The dilutive effect of the convertible preferred stock and convertible notes is determined using the if-converted method, which assumes any proceeds that could be obtained upon the exercise of stock options, warrants and ESPP shares would be used to purchase common shares at the average market price for the period.

The potential common shares excluded from the diluted computation are as follows:

	Three Months Ended December 31,
	2011	2010
	(in thousands)

Outstanding stock options	1,885	1,951
Outstanding restricted stock units	2,162	1,730
Outstanding warrants	—	8
Convertible preferred stock	674	674
2014 Convertible debentures	10,332	10,332
Term B loan convertible note	1,887	—
ESPP Shares	297	—
Total potential common stock excluded from calculation	17,237	14,695

NOTE 3—DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS

The following table provides details of inventory as of December 31, 2011 and September 31, 2010:

	December 31,	September 30,
	2011	2011
	(in thousands)
Inventory:
Raw materials	$2,009	$883
Work-in-process	8,184	9,247
Finished goods	7,940	10,727
Total	$18,133	$20,857

NOTE 4—DEBT

	December 31,	September 30,
	2011	2011
	(in thousands)

Term A Loan, 10.50% fixed-rate notes, due February 2014	$8,208	$8,247

Term B Loan-convertible, 8.0% fixed-rate notes, due October 2014	7,313	7,177
Capital leases, non-current portion	17	20
Total long-term debt, net	15,538	15,444
2014 Convertible subordinated debentures, 8.0% fixed-rate notes, due October 2014	41,178	40,736
Total debt, net	$56,716	$56,180

The Term A Loan has a remaining principal balance of $7.9 million and is carried on the balance sheet at $8.2 million, including remaining unamortized premium, and matures on February 4, 2014. The Term A Loan bears interest at a fixed rate of 10.5% per annum payable quarterly in arrears. Considering the debt premium, the effective interest rate on the Term A Loan is 8.2%.

The Term B Loan has a principal balance of $9.3 million, is carried on the balance sheet at $7.3 million, net of remaining unamortized discount, and matures on October 30, 2014 unless converted earlier. The Term B Loan bears interest at a fixed rate of 8% per annum payable quarterly in arrears. Prepayments on the Term B Loan are permitted at 100% of the principal amount plus accrued interest, but only if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. The Term B Loan is convertible into our common stock at a conversion price of $4.95 per share (equivalent to approximately 202 shares per $1,000 principal amount). The conversion terms are substantially similar to the conversion terms of the 2014 Debentures, except that there is no provision for the potential payment of a make-whole interest amount upon conversion. At December 31, 2011, conversion of the outstanding principal amount of the Term B Loan would result in the issuance of 1,887,234 shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash. Considering the debt discount, the effective interest rate on the Term B Loan is 17.7%.

The Term A Loan and Term B Loan (collectively, the “Term A and B Loans”) are collateralized by substantially all of our assets.

The 2014 Debentures have a principal balance of $46.5 million and are carried on the balance sheet at $41.2 million net of the remaining unamortized discount, which is being amortized as interest expense over the remaining life of the debenture. The 2014 Debentures bear interest at 8% per annum payable semi-annually in arrears. On or after October 30, 2011, prepayment of the 2014 Debentures is permitted at 100% of the principal amount plus accrued and unpaid interest, but only if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. The 2014 Debentures are convertible into our common stock at a conversion price of $4.50 per share (equivalent to approximately 222 shares per $1,000 principal amount). We can elect to settle any conversion in stock, cash or a combination of stock and cash. If a 2014 Debenture is converted into common stock on or prior to October 30, 2012, we must pay a “make-whole amount” equal to the 2014 Debenture’s scheduled remaining interest payments through October 30, 2012, which we may elect to pay in cash or in shares of common stock valued at 95% of the average daily volume weighted average price per share over a 10 trading day period. The 2014 Debentures are collateralized by a second priority interest in substantially all of our assets.

At December 31, 2011, conversion of the outstanding principal amount of the 2014 Debentures would result in the issuance of 10,331,778 shares of common stock and $3.1 million in make-whole amount that may be paid in cash or by delivery of 0.7 million shares of common stock. Considering the debt discount, the effective interest rate on the Debentures is 12.24%.

The credit agreements for the Term A and B Loans and 2014 Debenture agreements provide for customary restrictions and limitations on our ability to incur indebtedness and liens on property, make restricted payments or investments, enter into mergers or consolidations, conduct asset sales, pay dividends or distributions and enter into specified transactions and activities and also contain other customary default provisions. The agreements provide that we must repurchase, at the option of the holders, principal amounts plus accrued and unpaid interest upon the occurrence of a fundamental change involving us, as described in the agreements. Upon the occurrence of fundamental change involving us, the holders of the 2014 Debentures and the Term B Loan may be entitled to receive a “make-whole premium” if they convert their 2014 Debentures or Term B Loan into common stock, payable in additional shares of common stock, if the trading price of our common stock is between $3.20 and $16 per share. Upon the occurrence of certain change in control events, the holders of the Terms Loans may require us to redeem all or a portion of the loans at 100% of the principal amount plus accrued and unpaid interest.

Except for required repurchases upon a change in control or in the event of certain asset sales, as described in the applicable credit agreements, we are not required to make any sinking fund or redemption payments with respect to this debt.

Maturities of outstanding debt by fiscal year ending September 30 are $7.9 million and $55.8 million for 2014 and 2015, respectively.

NOTE 5—FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

Assets and liabilities measured at fair value on our balance sheet on a recurring basis include the following at December 31, 2011 and September 30, 2011:

	December 31, 2011				September 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Compound embedded derivative liability	—	—	4,498	4,498	—	—	7,796	7,796
	$—	$—	$4,498	$4,498	$—	$—	$7,796	$7,796

There were no transfers in and out of Level 1 and Level 2 fair value measurements during three months ended December 31, 2011.

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative measured at fair value using significant unobservable inputs (Level 3):

Compound Embedded Derivative Liability

	2012	2011
	(in thousands)
Beginning balance at September 30,	$7,796	$15,476
Transfers in and /or out of Level 3	—	—
Purchases, sales, issuances, and settlements	—	—
Total net (gains) losses included in earnings	(3,298)	3,484
Ending balance at December 31,	$4,498	$18,960

The compound embedded derivative liability, which is included in long term liabilities, represents the value of the equity conversion feature and a “make-whole” feature of the 2014 Debentures.

As of December 31, 2011, the fair value of the Term A and B Loans is $8.4 million and $8.1 million, respectively.

As of December 31, 2011, the fair value of the 2014 Debentures is $45.5 million excluding the fair value of the compound embedded derivative of $4.5 million.

NOTE 6—STOCK BASED COMPENSATION

Under all stock option plans, a total of 4.5 million shares of common stock have been reserved for issuance and 0.4 million shares are available for future grant as of December 31, 2011. The 2010 Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, performance awards, restricted stock and stock units and other stock and cash-based awards.

As of December 31, 2011, none of our stock-based awards are classified as liabilities. We did not capitalize any stock-based compensation cost. Compensation costs related to our stock-based compensation plans are as follows:

	Three Months Ended December 31,
	2011	2010
	(in thousands)
Cost of revenues	$122	$94
Engineering, research and development	376	220
Selling, general and administrative	565	370
Total stock-based compensation expense	$1,063	$684

As of December 31, 2011, there was $8.4 million of unrecognized stock-based compensation expense related to non-vested stock options, restricted stock units, and our ESPP. The weighted average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.7 years. An estimated forfeiture rate of 5.23% has been applied to all unvested options and restricted stock outstanding as of December 31, 2011. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards.

Stock Option Plans

Activity under all stock option plans for the three months ended December 31, 2011 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding, September 30, 2011	1,699,183	$29.77	6.37	$—
Granted	376,182	2.54	—	—
Exercised	—	—	—	—
Cancelled or expired	(190,212)	104.38	—	—
Options outstanding, December 31, 2011	1,885,153	16.81	7.33	—
Options exercisable, December 31, 2011	818,404	$33.59	5.05	$—

The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $2.49, as of December 31, 2011, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. There are no in-the-money stock options that were exercisable as of December 31, 2011.

The per share fair values of stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	December 31,
	2011	2010
Expected life (in years)	5.62	6.25
Expected volatility:
Weighted-average	87.0%	85.7%
Range	86.1% - 87.1%	85.7% - 86.3%
Expected dividend	—	—
Risk-free interest rate	1.08%-1.27%	2.29% - 2.35%

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

A summary of restricted stock unit activity for the three months ended December 31, 2011 is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Restricted stock units vested and expected to vest, September 30, 2011	1,295,979	$4.67
Awarded	1,124,068	2.54
Released	(220,062)	4.64
Forfeited	(37,954)	4.54
Restricted stock units vested and expected to vest, December 31, 2011	2,162,031	$3.60

From time-to-time, we retain shares of common stock from employees upon vesting of restricted shares and restricted stock units to cover income tax withholding. The impact of such withholding totaled $0.2 million for the three months ended December 31, 2011, and was recorded as settlement on restricted stock tax withholding in the accompanying unaudited consolidated statements of stockholders’ deficit.

Employee Stock Purchase Plan

In January 2011, our stockholders approved the 2011 ESPP under which 2.5 million shares of common stock are reserved for issuance. The first purchase period began on August 1, 2011 and ended January 31, 2012. The fair value of the ESPP awards are calculated in accordance with ASC 718-50 Employee Share Purchase Plans, under which the fair value of each share granted under the ESPP is equal to the sum of 15% of a share of stock, a call option for 85% of a share of stock, and a put option for 15% of a share of stock. The fair value of the call and put options are determined using the Black-Scholes pricing model. We used the following assumptions: expected useful life of 0.5 years, weighted average expected volatility of 40.4%, our expected dividend rate, and a risk-free interest rate of 0.2%. We recognized approximately $0.1 million in stock compensation for the three months ended December 31, 2011 related to the ESPP. At December 31, 2011, no shares had been issued under this plan and 2.5 million shares were available for future issuance. On January 31, 2012, 334,646 shares were issued at $2.59, a 15% discount against the share price on that date.

NOTE 7—INCOME TAXES

The provision for income taxes as a percentage of income from operations before income taxes was (8.48%) for the three months ended December 31, 2011 compared to (0.97%) for the comparable period in the prior year. Our effective tax rate is primarily impacted by operating losses.

Because we have historically experienced net tax losses, we have placed a valuation allowance against our otherwise recognizable deferred tax assets.

The total amount of gross unrecognized tax benefits was approximately $10.2 million as of December 31, 2011, which did not change from September 30, 2011.

As of December 31, 2011, approximately $0.3 million of the $10.2 million ASC 740-10 (FIN 48) unrecognized tax benefits related to our state tax liability is recorded in accrued expenses and other current liabilities on the unaudited consolidated balance sheet. Of the remaining balance, $9.9 million relates to federal and state research and development tax credits that have not been utilized and are fully reserved.

Our ability to utilize our deferred tax assets to offset future taxable income may be significantly limited if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  In general, an ownership change will occur if there is a cumulative change in Vitesse’s ownership by “5% shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period.  Should an “ownership change” occur, it could significantly diminish the value of our net operating loss carryforwards by limiting the rate at which they could be permitted to offset them against any future taxable income.

The debt modifications in October 30, 2009 resulted in an “ownership change” as defined for United States federal income tax purposes. Therefore, our ability to utilize $56.3 million net operating losses incurred prior to the change of ownership became subject to an annual limitation of $3.1 million.

Net operating losses incurred by Vitesse subsequent to the ownership change totaled $26.6 million and are not subject to this limitation, however, they may be subject to limitation should a subsequent change in ownership occur. We are in the process of assessing the likelihood of an ownership change occurring for Section 382 purposes.

NOTE 8—RESTRUCTURING AND IMPAIRMENT CHARGES

The combined summary of the recent activity related to our restructuring plans are as follows:

	Facility Consolidation and Operating Lease Commitments	Severance Costs	Property and Equipment Impairment Charges	Total
	(in thousands)
Liability balance at September 30, 2010	$921	$—	$—	$921
Charged to operations	1,389	1,126	1,141	3,656
Non-cash charges	—	—	(1,141)	(1,141)
Cash payments	—	(828)	—	(828)
Liability balance at September 30, 2011	$2,310	$298	$—	$2,608
Charged to operations	4	24	—	28
Non-cash charges	(4)	—	—	(4)
Cash payments	(253)	(305)	—	(558)
Liability balance at December 31, 2011	$2,057	$17	$—	$2,074

In September 2011, we initiated a restructuring plan to further align our resources with our strategic business objectives. Employees impacted under this plan were notified prior to the end of fiscal year 2011. In September 2011, we consolidated our Camarillo operations into a single facility and exited an adjacent leased facility. As a result of the lease exit, we incurred $1.4 million in lease exit costs and $1.1 million in asset impairment charges for asset write-down for tenant improvements at the facility which will not be recovered from future related cash flows. The related facility was vacated before September 30, 2011.

The fair value of the lease termination liability was determined based upon the present value of the remaining lease payments reduced by the current market rate for sublease rentals of similar properties. Our ability to generate sublease income is highly dependent upon the commercial real estate conditions at the time we perform our evaluations or negotiate sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustments as market conditions change. Changes to the estimates will be reflected as “adjustments” in the period the changes in estimates were determined. There were no changes to the estimates for the three months ended December 31, 2011. Our cash payments under the lease agreement may differ significantly from the exit accrual recorded due to the differences between actual experience and estimates made by management in establishing the lease termination accrual.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues in the three months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,
	2011	2010
Nu Horizons Electronics (distributor)	21.9%	19.8%
WPI Int’l. (HK) Ltd. (distributor)	10.2%	*
Tellabs	*	12.2%

*Less that 10% of total net revenues for period indicated.

Net revenues are summarized by geographic area as follows:

	Three Months Ended December 31,
	2011	2010
	(in thousands)
United States	$13,725	18,634
Asia Pacific	10,535	13,405
EMEA*	4,605	4,929
Other	1,126	779
Total net revenues	$29,991	$37,747

*                                         Europe, Middle East and Africa

Revenue by geographic area is based upon where the design win for the work originated. United States revenue includes $1.0 million and $0.2 million of intellectual property revenue for the three months ended December 31, 2011 and 2010, respectively. We believe a substantial portion of the products sold to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe.

We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing.

	Three Months Ended December 31,
	2011	2010
	(in thousands)
Connectivity	$12,968	$17,867
Ethernet switching	8,023	10,207
Transport processing	7,951	9,522
Product revenues	$28,942	$37,596

NOTE 10—COMMITMENTS AND CONTINGENCIES

We are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts.

During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We review our exposure under these agreements no less than annually, or more frequently when events indicate. Except for our established warranty reserves, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on out consolidated financial position. Accordingly, except for established warranty reserves, we have not recorded any liabilities for these agreements as of December 31, 2011 and September 30, 2011.

Patents and Licenses

We have entered into various licensing agreements requiring primarily fixed fee royalty payments. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In the event that we fail to pay any minimum annual royalties, these licenses may automatically be terminated.

Warranties

We establish reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with our customers. Our warranty reserves are established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report, as well as in our Annual Report on Form 10-K for the year ended September 30, 2011 (“Annual Report”) and in our other filings with the SEC, which discuss our business in greater detail.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to historical or current fact. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “becoming,” “transitioning,” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures, interest income, cash commitments, and expenses. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those referenced in the subsection entitled “Risk Factors” in Part I, Item 1A of this Report and Part I, Item 1A of our Annual Report, and similar discussions in our other SEC filings. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a leading supplier of high-performance ICs, principally targeted at systems manufacturers in the communications industry. Within the communications industry, our products address Carrier and Enterprise networking, where they enable data to be transmitted at high-speeds and processed and switched under a variety of protocols.

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

After two years of development, Vitesse introduced over 30 new products in 2010, over 20 new products in 2011, and we continue to introduce new products in 2012. These introductions included many new “platform” products and technology that will serve as the basis for future product development. This rate was nearly double our historic rate of product introductions and allowed us to substantially increase our served markets in both Carrier and Enterprise networking, providing us better growth opportunities.

The next step to generating growth is creating market traction and design wins where we are selected by our customers over our competitors. As we took our new products to market in 2011 and 2012, we saw a dramatic increase in our customer engagements and the number of design opportunities that were being identified by our sales team. Early adoption of our products by our customers has exceeded our goals. In 2011, we recorded over 300 new design wins, a 250% increase from the prior year. Of these design wins, we expect 80% of the value to come from our Tier-1 and Tier-2 customers, and nearly 50% to come from our new products introduced in 2010 and 2011. Design wins remain strong as we enter 2012.

Together with our customers, we are now preparing to take these new products into production. In our industry it typically takes 12 to 18 months for our customers to go from first product sample received to first customer shipment as customers do the necessary development work to complete and qualify their systems in the network. In 2011 and the first quarter of 2012, we shipped samples and pre-production on the majority of these new products, and we expect our customers to phase into volume production over the course of 2012 and into 2013.

As these new products ramp, we will begin a migration of our revenues to our new products, providing a new growth cycle for Vitesse. In 2011, only 5% of our revenue was from products sampled in the last three years. Based on observable market traction and the design wins captured in 2011, we expect revenues from our new products to increase in 2012 and continue to grow strongly from there.

We have also made solid progress on our strategy to strengthen our operational performance and execution. Our efforts in operations include reduction in materials costs and cycle times, improved product yields, implementation of programs such as lean manufacturing, and an increased emphasis on the importance of our customers. During the last three years, we accelerated our comprehensive efforts to increase our product gross margins and operating margins, which together have substantially increased our operating leverage. During the last three years we have:

•                  Expanded our business in Europe and Asia, as a result of improved penetration into Tier 1 networking OEMs.

•                  Transitioned to a fully outsourced manufacturing model by moving the majority of our California probe and test function to an outsourced, offshore Asian test contractor, which was completed in 2010. This production model substantially reduced our fixed costs, headcount, and cost of testing, and will allow us to reduce our manufacturing cycle times and better serve our growing customer base in Asia.

•                  Consolidated multiple locations in order to gain efficiencies and streamline costs.

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements in conformity with those principals require us to make certain estimates of certain items and judgments as to certain future events including for example those related to revenue recognition, inventory valuation, long-lived assets, valuation of compound embedded derivative and term loan, stock-based compensation, income taxes, and restructuring assets. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences, positive or negative, could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2011. There have been no significant changes to these policies during the three months ended December 31, 2011. These policies and estimates continue to be those that we believe are most important to a reader’s ability to understand our financial results.

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements, see “The Company and Its Significant Accounting Policies” footnote in the accompanying notes to the unaudited consolidated financial statements.

Results of Operations for the three months ended December 31, 2011 compared to the three months ended December 31, 2010

The following table sets forth certain Unaudited Consolidated Statements of Operations data for the periods indicated:

	Three Months Ended December 31,
	2011		2010
	$	%	$	%
	(in thousands, except for percentages)
Net revenues:
Product revenues	$28,942	96.5%	$37,596	99.6%
Intellectual property revenues	1,049	3.5%	151	0.4%
Net revenues	29,991	100.0%	37,747	100.0%
Costs and expenses:
Cost of revenues	12,163	40.6%	14,349	38.0%
Engineering, research and development	12,425	41.4%	14,182	37.6%
Selling, general and administrative	7,424	24.8%	10,459	27.7%
Restructuring and impairment charges	28	0.1%	264	0.7%
Amortization of intangible assets	67	0.2%	165	0.4%
Costs and expenses	32,107	107.0%	39,419	104.4%
Loss from operations	(2,116)	(7.0)%	(1,672)	(4.4)%
Other (income) expense:
Interest expense, net	1,948	6.5%	2,518	6.7%
(Gain) loss on compound embedded derivative	(3,298)	(11.0)%	3,484	9.2%
Other expense (income), net	12	0.0%	(16)	(0.0)%
Other (income) expense, net	(1,338)	(4.5)%	5,986	15.9%
Loss before income tax expense	(778)	(2.6)%	(7,658)	(20.3)%
Income tax expense	66	0.2%	74	0.2%
Net loss	$(844)	(2.8)%	$(7,732)	(20.5)%

Product Revenues

We sell our products into the following markets: (i) Carrier networking; (ii) Enterprise networking; and (iii) Non-core. The Carrier networking market includes core, metro, access, mobile, and backhaul networks. The Enterprise networking market covers Ethernet switching and transmission within LANs in small-medium enterprise (“SME”) and small-medium business (“SMB”) markets. The Non-core market is comprised of legacy products that have not received additional investment over the last five years and, as a result, have generally been in decline.

The following table summarizes our product revenues by market:

	Three Months Ended December 31,
	2011		2010
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$11,992	41.4%	$18,165	48.3%	$(6,173)	(34.0)%
Enterprise networking	14,427	49.8%	17,346	46.1%	(2,919)	(16.8)%
Non-core	2,523	8.8%	2,085	5.6%	438	21.0%
Product revenues	$28,942	100.0%	$37,596	100.0%	$(8,654)	(23.0)%

The decrease in Carrier networking revenues is primarily attributable to general market decline in mature SONET-based products and resulting inventory corrections by customers. This impact has been primarily in Asia, particularly China and a single North American customer. The decline in Enterprise networking revenues is driven primarily by a strong decline in several optical module manufacturers due in part to flooding in manufacturing facilities in Thailand and resulting disruption in their supply chains as well as a small decline in our switch and PHY products selling into low-end SME/SMB applications. The increase in Non-core revenues is largely attributable to increased purchases of legacy products in our Network Processing (“NPU”) product line as customers increase inventory after we announced our plans to phase-out production of these products (“end-of-life”.)

We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing.

	Three Months Ended December 31,
	2011		2010
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$12,968	44.8%	$17,867	47.5%	$(4,899)	(27.4)%
Ethernet switching	8,023	27.7%	10,207	27.1%	(2,184)	(21.4)%
Transport processing	7,951	27.5%	9,522	25.4%	(1,571)	(16.5)%
Product revenues	$28,942	100.0%	$37,596	100.0%	$(8,654)	(23.0)%

The decrease in Connectivity revenues is largely attributable to decreases in products for 10G SONET PHYs and 10G Laser Drivers for long haul DWDM applications, primarily in Asia.

The decrease in Ethernet switching revenues is largely attributable to declines in our Ethernet Media Access Control (“MAC”) products selling primarily into Carrier markets, due to overall softness in these markets compared with the same period in 2011.

The decrease in Transport processing revenues is largely attributable to a decline in our legacy SONET framers in North America and Asia, partially offset by increases in our NPU and Switch Fabrics products as customers increase inventories on these products as they approach end-of-life.

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues in the three months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,
	2011	2010
Nu Horizons Electronics (distributor)	21.9%	19.8%
WPI Int'l. (HK) Ltd. (distributor)	10.2%	*
Tellabs	*	12.2%

*Less that 10% of total net revenues for period indicated.

Net revenues are summarized by geographic area as follows:

	Three Months Ended December 31,
	2011		2010
	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Change	% Change
	(in thousands, except percentages)

United States	$13,725	45.8%	$18,634	49.4%	$(4,909)	(26.3)%
Asia Pacific	10,535	35.1%	13,405	35.5%	(2,870)	(21.4)%
EMEA*	4,605	15.4%	4,929	13.1%	(324)	(6.6)%
Other	1,126	3.7%	779	2.0%	347	44.5%
Total net revenues	$29,991	100.0%	$37,747	100.0%	$(7,756)	(20.5)%

(*) EMEA includes Europe, Middle East and Africa

Revenue by geographic area is based upon where the design win for the work originated. United States revenue includes $1.0 million and $0.2 million of intellectual property revenue for the three months ended December 31, 2011 and 2010, respectively. We believe a substantial portion of the products sold to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe.

Various factors may impact our revenues including the timing of orders by significant customers, our ability to meet customer demand, as well as multiple other market factors.  Therefore, our revenue for the three months ended December 31, 2011 and 2010 may not necessarily be indicative of future revenues.

Intellectual Property (IP) Revenues

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
IP revenues	$1,049	3.5%	$151	0.4%	$898	594.7%

The increase in IP revenue is attributable to $0.9 million from the licensing of IP during the three months ended December 31, 2011. Royalties received or recognized for the three months ended December 31, 2011 and 2010 were not material.  Costs associated with the sale of IP are included in selling, general and administrative expenses.

Cost of Revenues

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Product Revenues	Amount	% of Net Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of revenues	$12,163	42.0%	$14,349	38.2%	$(2,186)	(15.2)%

We use third-parties for wafer fabrication and assembly services. Cost of revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; (iii) test services; and (iv) labor and overhead costs associated with product procurement, planning and quality assurance.

The overall decrease in cost of revenues is largely attributable to lower product revenues. The increase in the cost of net revenues as a percent of product revenues is caused by higher production costs per unit due to fixed costs of manufacturing operations applied to reduced volume.

We expect to continue to adjust our inventory levels and anticipate that the sales of these higher cost inventories will temporarily increase our cost of net product revenues in future periods until our revenues return to prior levels.

As it is customary in the semiconductor industry for product prices of maturing products to decline over time, it is imperative that we continue to reduce our cost of revenues. We continue to focus our efforts on improving operating efficiencies, including improving product yields, reducing scrap and improving cycle times.

Engineering, Research and Development

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$12,425	41.4%	$14,182	37.6%	$(1,757)	(12.4)%

Engineering, research and development (“R&D”) expenses consist primarily of salaries and related costs, including stock-based compensation expense for employees engaged in research, design and development activities. R&D also includes costs of mask sets and electronic design automation tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.

The level of R&D expense as a percentage of net revenues will vary from period to period, depending, in part, on the level of net revenues. Our research and development efforts are critical to maintaining a high level of new product introductions and are critical to our plans for future growth.

The decrease in R&D expense in the first quarter of fiscal year 2012 as compared to the same period in the prior year is largely attributable to lower compensation expense of $1.7 million and lower facility expense of $0.1 million resulting from our consolidation of multiple locations, and lower external physical design and test services of $0.3 million. These reductions were partially offset by increased expense of $0.5 million for mask sets and wafers.

We continue to concentrate our spending in R&D to meet customer requirements and to respond to market conditions, and we do not anticipate that the reduction in R&D will impact product development in fiscal year 2012.

Selling, General and Administrative

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$7,424	24.8%	$10,459	27.7%	$(3,035)	(29.0)%

Selling, general and administrative (“SG&A”) expense consists primarily of personnel-related expenses, including stock-based compensation expense, as well as legal and other professional fees, facilities expenses, outside labor and communication expenses.

The decrease in SG&A expense in the first quarter of fiscal year 2012 as compared to the same period in the prior year is largely attributable to lower personnel related expenses of $1.5 million resulting from steps taken to reduce headcount during fiscal year 2011, $1.1 million in lower legal and accounting fees, and lower facility expenses of $0.3 million due to the closure of the Calle Carga facility.

Restructuring and Impairment Charges

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)

Restructuring and impairment charges	$28	0.1%	$264	0.7%	$(236)	(89.4)%

The restructuring costs in the first quarter of fiscal year 2012 reflect costs related to the reduction in force at our Portland location, which was completed in October 2011.

In October 2010, we commenced a reduction in workforce at our Westford location. The related severance costs were $0.3 million for the three months ended December 31, 2010. The Westford reduction in workforce was completed by June 2011.

Amortization of Intangible Assets

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)

Amortization of intangible assets	$67	0.2%	$165	0.4%	$(98)	(59.4)%

The decrease in amortization expense for the three months ended December 31, 2011 compared to the same period last year is due to the amortization of existing intangible assets, some of which became fully amortized during fiscal year 2011.

Interest Expense, net

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$1,948	6.5%	$2,518	6.7%	$(570)	(22.6)%

Net interest expense is comprised of interest expense, net of interest income, and amortization of debt discount and premium, and amortization of debt issuance costs.

The decrease in net interest expense for the three months ended December 31, 2011 compared to the same period last year was primarily due to the pay-down of $8.0 million on the Senior Term Loan in January 2011, the restructuring of the Senior Term Loan on February 4, 2011, and the $1.5 million principal payment on the Term A Loan in July 2011.

(Gain) loss on Compound Embedded Derivative

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
(Gain) loss on compound embedded derivative	$(3,298)	(11.0)%	$3,484	9.2%	$(6,782)	(194.7)%

The gain on our compound embedded derivative related to our 2014 Debentures for the three months ended December 31, 2011 is primarily generated by the decrease in the price of our underlying common stock during this period.

Income Tax Expense

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax expense	$66	0.2%	$74	0.2%	$(8)	(10.8)%

Our effective tax rate for the three months ended December 31, 2011 was (8.48%). The income tax provision in the current year is primarily due to state minimum taxes and foreign taxes. Our effective tax rate for the three months ended December 31, 2010 was (0.97%), which was lower than the federal and state statutory rate due to the projected federal and state losses for the fiscal year.

Financial Condition and Liquidity

Cash Flow Analysis

Cash decreased to $17.0 million at December 31, 2011, from $17.3 million at September 30, 2011. During the three months ended December 31, 2011 we generated cash from operations, which was offset by cash used for capital expenditures and financing activities. Our cash flows from operating, investing and financing are summarized as follows:

	Three Months Ended December 31,
	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$553	$(8,109)
Net cash used in investing activities	(645)	(1,114)
Net cash used in financing activities	(177)	(2)
Net decrease in cash	(269)	(9,225)
Cash at beginning of period	17,318	38,127
Cash at end of period	$17,049	$28,902

Net Cash Provided by (Used In) Operating Activities

During the three months ended December 31, 2011, cash provided by operating activities totaled $0.6 million.  Excluding changes in working capital, cash used to fund our losses totaled $1.7 million. We also used $0.8 million cash to fund the increase in accounts receivable and $0.5 million cash related to the decrease in deferred revenue due to lower purchases from distributors. These uses were offset by the generation of $2.7 million cash from operating with lower inventory levels and $1.3 million cash from increased accounts payable and accrued expenses.

Accounts receivable increased $0.8 million from $9.6 million at September 30, 2011 to $10.4 million at December 31, 2011 and resulted from higher sales near the end of the quarter. Inventory decreased $2.7 million from $20.9 million at September 30, 2011 to $18.1 million at December 31, 2011. The lower inventory is due to a concerted effort to reduce purchases and production. Accounts payable and accrued liabilities increased by $1.3 million from $19.7 million at September 30, 2011 to $20.9 million at December 31, 2011 due to the timing of payments to our vendors and other service providers.

During the three months ended December 31, 2010, cash used in operating activities totaled $8.1 million. Excluding changes in working capital, cash used to fund our losses totaled $1.6 million. We transferred $3.0 million into a restricted cash trust account in anticipation of payment of the proposed SEC settlement. We also used $6.6 million to pay down our accounts payable and accrued liabilities and $0.2 million related to a decrease in deferred revenue due to lower purchases from distributors. These uses were partially offset by the generation of cash from the collection of accounts receivable of $2.1 million and operating with lower inventory levels of $0.2 million.

Accounts receivable decreased $2.1 million from $15.8 million at September 30, 2010 to $13.6 million at December 31, 2010. The increased cash generated from the collection of accounts receivable is due to lower sales in the first quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2010. Inventory decreased $0.2 million from $27.3 million at September 30, 2010 to $27.0 million at December 31, 2010. Due to positive changes in the availability of materials, we decreased purchasing in the first quarter as compared to the fourth quarter of fiscal year 2010. Accounts payable decreased by $4.8 million from $13.2 million at September 30, 2010 to $8.5 million at December 31, 2010. Accounts payable decreased primarily due to a reduction in purchases from our suppliers as industry-wide material shortages eased, as well as the timing of payments to our vendors and other service providers. Accrued expenses decreased by $1.7 million from $16.3 million at September 30, 2010 to $14.6 million at December 31, 2010. Accrued expenses decreased primarily due to the timing of payments to our vendors and other service providers.

Net Cash Used In Investing Activities

Investing activities used $0.6 million in cash in the three months ended December 31, 2011 for capital expenditures. Investing activities used a total of $1.1 million in cash in the same period last year for capital expenditures of $0.4 million and an initial investment in an ERP system of $0.7 million.

Net Cash Used In Financing Activities

Financing activities used $0.2 million in cash in the three months ended December 31, 2011 primarily relating to the repurchase and retirement of restricted stock units for payroll taxes.

Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases

Prospective Capital Needs

Our principal sources of liquidity are our existing cash and cash equivalent balances, cash generated from product sales, and the sales or licensing of our intellectual property. As of December 31, 2011, our cash totaled $17.0 million. Our working capital at December 31, 2011 was $24.0 million.

In order to achieve sustained profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenue. We have completed a series of cost reduction actions which have improved our operating expense structure. We will continue to perform additional actions, as necessary. Our ability to maintain, or increase, current revenue levels to sustain profitability will depend, in part, on demand for our products. We believe that our existing cash and cash equivalent balances, along with cash expected to be generated from product sales and the sale or licensing of our intellectual property, and the reduction in working capital requirements from lower inventory levels, will be sufficient to fund our operations and research and development efforts, anticipated capital expenditures, working capital, and other financing requirements for the next 12 months. In order to increase our working capital, we may seek to obtain additional debt or equity financing. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

We do not have principal payments on currently outstanding debt due in the next 12 months.

Contractual Obligations

	Payment Obligations by Fiscal Year
	Remaining in 2012	2013-2014	2015-2016	2017 and thereafter	Total
	(in thousands)
Convertible subordinated debt (1)	$—	$—	$46,493	$—	$46,493
Term A Loan (2)	—	7,857	—	—	7,857
Term B Loan (3)	—	—	9,341	—	9,341
Operating leases (4)	2,343	4,819	1,334	—	8,496
Software licenses (5)	6,744	6,933	5,600	5,600	24,877
Inventory and related purchase obligations (6)	2,572	434			3,006
Total	$11,659	$20,043	$62,768	$5,600	$100,070

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

Off-Balance Sheet Arrangements

At December 31, 2011 we had no material off-balance sheet arrangements, other than operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in our Annual Report on Form 10-K for the year ended September 30, 2011. There have been no material changes to these risks during the three months ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of December 31, 2011 the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of December 31, 2011, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2011.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

10.1*	Amendment to Letter Agreement, dated effective November 30, 2011, between the Registrant and Dr. Martin C. Nuss.					X
10.2*†	Vitesse Semiconductor Corporation Fiscal Year 2012 Executive Bonus Plan, dated as of December 1, 2011.					X
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

†                 Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 7, 2012	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

February 7, 2012	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)