Form 10-Q
period 2012-03-31
VITESSE SEMICONDUCTOR CORP
filed 2012-05-08
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-31614
 ______________________________________

VITESSE SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0138960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

741 Calle Plano
Camarillo, California 93012
(Address of principal executive offices)(zip code)

Registrant’s telephone number, including area code: (805) 388-3700
 ______________________________________

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

As of May 4, 2012, there were 25,292,377 shares of the registrant’s $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(in thousands)
ASSETS
Current assets:
Cash	$19,212	$17,318
Accounts receivable, net	10,333	9,591
Inventory	16,898	20,857
Restricted cash	391	404
Prepaid expenses and other current assets	2,133	2,039
Total current assets	48,967	50,209
Property, plant and equipment, net	4,890	5,934
Other intangible assets, net	1,621	1,781
Other assets	2,859	3,070
	$58,337	$60,994

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,958	$5,198
Accrued expenses and other current liabilities	13,521	14,463
Deferred revenue	3,197	3,878
Current portion of capital leases	11	11
Total current liabilities	22,687	23,550
Other long-term liabilities	1,660	1,927
Long-term debt, net	15,637	15,444
Compound embedded derivative	9,778	7,796
Convertible subordinated debt, net of discount	41,616	40,736
Total liabilities	91,378	89,453
Commitments and contingencies, See note 10
Stockholders' deficit:
Preferred stock, $0.01 par value. 10,000,000 shares authorized; Series B Non Cumulative, Convertible, 134,720 shares outstanding at March 31, 2012 and September 30, 2011	1	1
Common stock, $0.01 par value. 250,000,000 shares authorized; 25,291,058 and 24,470,280 shares outstanding at March 31, 2012 and September 30, 2011, respectively	253	245
Additional paid-in-capital	1,826,884	1,824,433
Accumulated deficit	(1,860,179)	(1,853,138)
Total stockholders' deficit	(33,041)	(28,459)
	$58,337	$60,994

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net revenues:
Product revenues	$27,195	$34,403	$56,137	$71,999
Intellectual property revenues	2,542	2,489	3,591	2,640
Net revenues	29,737	36,892	59,728	74,639
Costs and expenses:
Cost of product revenues	10,595	12,995	22,758	27,343
Engineering, research and development	9,580	14,898	22,005	29,080
Selling, general and administrative	8,379	9,978	15,803	20,436
Restructuring and impairment charges	4	78	32	342
Amortization of intangible assets	79	61	146	226
Costs and expenses	28,637	38,010	60,744	77,427
Income (loss) from operations	1,100	(1,118)	(1,016)	(2,788)
Other expense (income):
Interest expense, net	1,924	2,039	3,873	4,558
Loss on compound embedded derivative	5,280	1,976	1,982	5,460
Loss on extinguishment of debt	—	3,874	—	3,874
Other expense (income), net	29	(41)	41	(56)
Other expense, net	7,233	7,848	5,896	13,836
Loss before income tax expense	(6,133)	(8,966)	(6,912)	(16,624)
Income tax expense	63	75	129	149
Net loss	$(6,196)	$(9,041)	$(7,041)	$(16,773)

Net loss per common share - basic and diluted	$(0.25)	$(0.37)	$(0.28)	$(0.69)

Weighted average common shares outstanding - basic and diluted	25,043	24,303	24,776	24,175

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Deficit
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at September 30, 2011	134,720	$1	24,470,280	$245	$1,824,433	$(1,853,138)	$(28,459)
Net loss	—	—	—	—	—	(7,041)	(7,041)
Compensation expense related to stock options, awards and ESPP	—	—	—	—	2,209	—	2,209
Issuance of common stock upon exercise of stock options	—	—	2,922	—	8	—	8
Issuance of shares under ESPP	—	—	334,646	3	865	—	868
Release of restricted stock units	—	—	685,479	7	(7)	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(202,269)	(2)	(624)	—	(626)
Balance at March 31, 2012	134,720	$1	25,291,058	$253	$1,826,884	$(1,860,179)	$(33,041)

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows provided by (used in) operating activities:
Net loss	$(7,041)	$(16,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,492	1,856
Stock-based compensation	2,209	1,608
Change in fair value of compound embedded derivative liability	1,982	5,460
Loss (gain) on disposal of assets	659	(42)
Loss on extinguishment of debt, net	—	3,874
Interest paid in kind	—	415
Amortization of debt issuance costs	136	210
Amortization of debt discounts	1,156	917
Accretion of debt premiums	(77)	(30)
Change in operating assets and liabilities:
Accounts receivable	(742)	393
Inventory	3,959	1,366
Prepaids and other assets	3	1,063
Accounts payable	760	(2,124)
Accrued expenses and other liabilities	(351)	(3,342)
Deferred revenue	(681)	(3,559)
Net cash provided by (used in) operating activities	3,464	(8,708)

Cash flows used in investing activities:
Capital expenditures	(258)	(1,674)
Payments under licensed intangibles	(688)	(814)
Net cash used in investing activities	(946)	(2,488)

Cash flows used in financing activities:
Proceeds from the exercise of stock options	8	—
Payment of senior debt	—	(8,000)
Debt issuance costs	—	(60)
Prepayment fee on senior debt	—	(80)
Repurchase and retirement of restricted stock units for payroll taxes	(626)	(554)
Capital lease obligations	(6)	(4)
Net cash used in financing activities	(624)	(8,698)

Net increase (decrease) in cash	1,894	(19,894)
Cash at beginning of period	17,318	38,127
Cash at end of period	$19,212	$18,233

Supplemental disclosure of non cash transactions:
Cash paid during the year for:
Interest	$2,660	$3,056
Income taxes	264	336
Non cash investing and financing activities:
Common stock issued under ESPP	868	—
Common stock issued in exchange for Series B Preferred Stock	—	3
Residual value allocated to the equity conversion feature	—	2,490
Premium related to Term B Loan issued in debt exchange	—	2,572
See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2012

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at March 31, 2012 and September 30, 2011, the consolidated results of our operations for the three and six months ended March 31, 2012 and 2011, the consolidated cash flows for the six months ended March 31, 2012 and 2011, and the changes in our stockholders’ deficit for the six months ended March 31, 2012. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassifications

Certain reclassifications have been made to prior year amounts and related footnotes to conform to current-year presentation with no changes to stockholders’ deficit amounts for the six months ended March 31, 2011 or net loss for the three and six months ended March 31, 2011.

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

A portion of our product sales is made through distributors under agreements allowing for pricing credits and/or right of return. Our past history with these pricing credits and/or right of return provisions prevent us from being able to reasonably estimate the final price of our inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the fixed and determinable revenue recognition criterion has not been met at the time we deliver products allowing for pricing credits or right of returns. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hub, arrangements with certain customers. Pursuant to these arrangements, we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but do not recognize revenue unless and until the customer reports that it has removed our product from the warehouse and taken title and risk of loss.

From time-to-time, we may ship goods to our distributors with no pricing credits and/or no or limited right of return.  Under these circumstances, at the time of shipment, product prices are fixed or determinable and the amount of future returns and pricing allowances to be granted in the future can be reasonably estimated and are accrued. Accordingly, revenues are recorded net of these estimated amounts.

Intellectual property revenues

We derive intellectual property (“IP”) revenues from the license of our IP, maintenance and support, and royalty revenue following the sale by our licensees of products incorporating the licensed technology. We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Our IP licensing agreements may include multiple elements with an IP license bundled with support services. For such multiple element IP licensing arrangements, we follow the guidance in ASC Topic 605-025 , Multiple-Element Arrangements, to determine whether there is more than one unit of accounting.

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

Multiple element transactions

For multiple-element arrangements, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenues to deliverables: (i) vendor-specific objective evidence of fair value (VSOE); (ii) third-party evidence of selling price (TPE); and (iii) best estimate of the selling price (ESP). VSOE generally exists only when we sell the deliverable separately and revenue is the price actually charged by us for that deliverable. Generally, we are not able to determine TPE because our licensing arrangements differ from that of our peers. We have concluded that no VSOE or TPE exists because it is rare that either we or our competitors sell the deliverables on a stand-alone basis. ESPs reflect our best estimate of what the selling prices of the elements would be if they were sold regularly on a stand-alone basis. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations.

In determining ESPs, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. The facts and circumstances we may consider include, but are not limited to, prices charged for similar offerings, if any, our historical pricing practices as well as the nature and complexity of different technologies being licensed, geographies and the number of uses allowed for a given license.

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

Financial Instruments

ASC Topic 825, Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. These financial instruments are stated at their carrying values, which are estimates of their fair values because of their nearness to cash settlement or the comparability of their terms to the terms we could obtain, for similar instruments, in the current market. Our debt instruments are included in long-term debt, net, and convertible subordinated debt, net of discount on our unaudited consolidated balance sheets and are presented as described below:

Senior Term A Loan

At its inception, the fair value of the Term A Loan was computed using a cash flow analysis in which the periodic cash coupon payments and the principal payment at maturity were discounted to the valuation date using an appropriate market discount rate. The discount rate was determined by analyzing the seniority and securitization of the instrument, our financial condition, and observing the quoted bond yields in the fixed income market as of the valuation date.

Senior Term B Loan

At its inception, the fair value of the Term B Loan was computed using a binomial lattice model. The valuation was determined using Level 3 inputs. The valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of our common stock into which the Term B Loan is convertible.

Convertible subordinated debt

We estimate the fair values of the convertible subordinated debt and compound embedded derivative (“2014 Debentures”) using a convertible bond valuation model within a lattice framework determined using Level 3 inputs. The valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes, and trading information of our common stock into which the 2014 Debentures are convertible. As the conversion price is not being indexed to our common stock, the compound embedded derivative is bifurcated and presented on the balance sheet at fair value and the compound embedded derivative is marked to market. The change in the fair value of the compound embedded derivative is a non-cash item primarily related to the change in price of the underlying common stock and is reflected in earnings. At our option, we can settle the compound embedded derivative in either cash or common stock. As we intend to, and have the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470, Debt, we have classified the liability as a long-term liability on our consolidated balance sheets as of March 31, 2012 and September 30, 2011.

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

Intangible and Long-Lived Assets

Our intangible assets consist primarily of existing technologies, IP, and costs for our Enterprise Resource Planning (“ERP”) system. We account for intangible assets in accordance with ASC Topic 350, Goodwill and Others. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. The carrying value of an asset or asset group is not recoverable if the amounts of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify that impairment has occurred, we reduce the carrying value of the asset to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach. Currently, we do not have goodwill or indefinite-lived intangible assets.

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our allowance for doubtful accounts is $2.0 million and $2.2 million as of March 31, 2012 and September 30, 2011, respectively.

Recent Accounting Pronouncements

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

For periods in which we report net income, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, and shares to be issued under our Employee Stock Purchase Plan (“ESPP”), warrants, convertible preferred stock, and convertible debentures. Unexercised stock options, restricted stock units, ESPP shares, and warrants are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive. The dilutive effect of the convertible preferred stock and convertible notes is determined using the if-converted method, which assumes any proceeds that could be obtained upon the exercise of stock options, warrants and ESPP shares would be used to purchase common shares at the average market price for the period.

The potential common shares excluded from the diluted computation are as follows:

	Three and Six Months Ended March 31,
	2012	2011
	(in thousands)
Outstanding stock options	1,847	1,906
Outstanding restricted stock units	1,743	1,456
Outstanding warrants	—	8
Convertible preferred stock	674	674
2014 Convertible debentures	10,332	10,332
Term B Loan convertible note	1,887	1,887
ESPP shares	327	—
Total potential common stock excluded from calculation	16,810	16,263

NOTE 3—INVENTORY

The following table provides details of inventory as of March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
	(in thousands)
Inventory:
Raw materials	$1,387	$883
Work-in-process	8,016	9,247
Finished goods	7,495	10,727
Total	$16,898	$20,857

NOTE 4—DEBT

	March 31, 2012	September 30, 2011
	(in thousands)
Term A Loan, 10.5% fixed-rate notes, due February 2014	$8,170	$8,247
Term B Loan-convertible, 8.0% fixed-rate notes, due October 2014	7,453	7,177
Capital leases, non-current portion	14	20
Total long-term debt, net	15,637	15,444
2014 Convertible subordinated debentures, 8.0% fixed-rate notes, due October 2014	41,616	40,736
Total debt, net	$57,253	$56,180

The Term A Loan has a remaining principal balance of $7.9 million and is carried on the balance sheet at $8.2 million, including remaining unaccreted premium, and matures on February 4, 2014. The Term A Loan bears interest at a fixed rate of 10.5% per annum, payable quarterly in arrears. Considering the debt premium, the effective interest rate on the Term A Loan is 8.2%.

The Term B Loan has a principal balance of $9.3 million and is carried on the balance sheet at $7.5 million, net of remaining unamortized discount, and matures on October 30, 2014 unless converted earlier. The Term B Loan bears interest at a fixed rate of 8.0% per annum payable quarterly in arrears. Prepayments on the Term B Loan are permitted at 100% of the principal amount plus accrued interest, but only if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. The Term B Loan is convertible into our common stock at a conversion price of $4.95 per share (equivalent to approximately 202 shares per $1,000 principal amount). The conversion terms are substantially similar to the conversion terms of the 2014 Debentures, except that there is no provision for the potential payment of a make-whole interest amount upon conversion. At March 31, 2012, conversion of the outstanding principal amount of the Term B Loan would result in the issuance of 1,887,234 shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash. Considering the debt discount, the effective interest rate on the Term B Loan is 17.7%.

The Term A Loan and Term B Loan (collectively, “Term A and B Loans”) are collateralized by substantially all of our assets.

The 2014 Debentures have a principal balance of $46.5 million and are carried on the balance sheet at $41.6 million net of the remaining unamortized discount, which is being amortized as interest expense over the remaining life of the debenture, and matures on October 30, 2014, unless converted earlier. The 2014 Debentures bear interest at 8.0% per annum payable semi-annually in arrears. Prepayment of the 2014 Debentures is permitted at 100% of the principal amount plus accrued and unpaid interest, but only if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. The 2014 Debentures are convertible into our common stock at a conversion price of $4.50 per share (equivalent to approximately 222 shares per $1,000 principal amount). We can elect to settle any conversion in stock, cash or a combination of stock and cash. If a 2014 Debenture is converted into common stock on or prior to October 30, 2012, we must pay a “make-whole amount” equal to the 2014 Debenture’s scheduled remaining interest payments through October 30, 2012, which we may elect to pay in cash or in shares of common stock valued at 95% of the average daily volume weighted average price per share over a 10 day trading period. The 2014 Debentures are collateralized by a second priority interest in substantially all of our assets. At March 31, 2012, conversion of the outstanding principal amount of the 2014 Debentures would result in the issuance of 10,331,778 shares of common stock and $2.2 million in make-whole amount that may be paid in cash or by delivery of 0.6 million shares of common stock. Considering the debt discount, the effective interest rate on the Debentures is 12.24%.

The credit agreements for the Term A and B Loans and 2014 Debenture agreements provide for customary restrictions and limitations on our ability to incur indebtedness and liens on property, make restricted payments or investments, enter into mergers or consolidations, conduct asset sales, pay dividends or distributions and enter into specified transactions and activities, and also contain other customary default provisions. The agreements provide that we must repurchase, at the option of the holders, principal amounts plus accrued and unpaid interest upon the occurrence of a fundamental change involving us, as described in the agreements. Upon the occurrence of fundamental change involving us, the holders of the 2014 Debentures and the Term B Loan may be entitled to receive a “make-whole premium” if they convert their 2014 Debentures or Term B Loan into common stock, payable in additional shares of common stock, if the trading price of our common stock is between $3.20 and $16 per share. Upon the occurrence of certain change in control events, the holders of the Term A and B Loans may require us to redeem all or a portion of the loans at 100% of the principal amount plus accrued and unpaid interest.

Except for required repurchases upon a change in control or in the event of certain asset sales, as described in the applicable credit agreements, we are not required to make any sinking fund or redemption payments with respect to this debt. During the quarter ended March 31, 2012, a mandatory repayment of principal of $1.7 million following the sale of certain assets was waived by the lender.

Maturities of outstanding debt by fiscal years ending September 30 are $7.9 million and $55.8 million for 2014 and 2015, respectively.

NOTE 5—FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

Assets and liabilities measured at fair value on our balance sheet on a recurring basis include the following at March 31, 2012 and September 30, 2011:

	March 31, 2012				September 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Compound embedded derivative liability	$—	$—	$9,778	$9,778	$—	$—	$7,796	$7,796
	$—	$—	$9,778	$9,778	$—	$—	$7,796	$7,796

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the six months ended March 31, 2012.

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative measured at fair value using significant unobservable inputs (Level 3):

	2012	2011
	(in thousands)
Beginning balance at September 30,	$7,796	$15,476
Transfers in and /or out of Level 3	—	—
Purchases, sales, issuances, and settlements	—	—
Total net losses included in earnings	1,982	5,460
Ending balance as of March 31,	$9,778	$20,936

The compound embedded derivative liability, which is included in long term liabilities, represents the value of the equity conversion feature and a “make-whole” feature of the 2014 Debentures.

As of March 31, 2012, the fair value of the Term A and B Loans is $8.5 million and $9.5 million, respectively.

As of March 31, 2012, the fair value of the 2014 Debentures is $45.3 million excluding the fair value of the compound embedded derivative of $9.8 million.

NOTE 6—STOCK BASED COMPENSATION

Under all stock option plans, a total of 4.1 million shares of common stock have been reserved for issuance and 0.6 million shares are available for future grant as of March 31, 2012. The 2010 Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, performance awards, restricted stock and stock units, and other stock and cash-based awards.

As of March 31, 2012, none of our stock-based awards are classified as liabilities. We did not capitalize any stock-based compensation cost. Compensation costs related to our stock-based compensation plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)
Cost of revenues	$146	$136	$268	$230
Engineering, research and development	388	250	764	470
Selling, general and administrative	612	538	1,177	908
Total stock-based compensation expense	$1,146	$924	$2,209	$1,608

As of March 31, 2012, there was $7.6 million of unrecognized stock-based compensation expense related to non-vested stock options, restricted stock units, and our ESPP. The weighted average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. An estimated forfeiture rate of 5.23% has been applied to all unvested options and restricted stock outstanding as of March 31, 2012. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards.

Stock Option Plans

Activity under all stock option plans for the six months ended March 31, 2012 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding, September 30, 2011	1,699,183	$29.77	6.37	$—
Granted	378,182	2.55	—	—
Exercised	(2,922)	2.54	—	—
Cancelled or expired	(227,704)	92.71	—	—
Options outstanding, March 31, 2012	1,846,739	16.48	7.10	447,426
Options exercisable, March 31, 2012	996,735	$27.17	5.60	$104,826

This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $3.72, as of March 31, 2012, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. There are 0.1 million in-the-money stock options that were exercisable as of March 31, 2012.

The per share fair values of stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	Six Months Ended March 31,
	2012	2011
Expected life (in years)	5.63	6.24
Expected volatility:
Weighted-average	87.0%	85.7%
Range	86.1% - 87.1%	85.7% - 86.5%
Expected dividend	—	—
Risk-free interest rate	1.08% - 1.27%	2.29% - 2.78%

Our determination of the fair value of stock-based payment awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair value of employee stock options is determined in accordance with ASC 718 and Staff Accounting Bulletin ("SAB") No. 107, as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC, using an option-pricing model; however, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise.

A summary of restricted stock unit activity for the six months ended March 31, 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Restricted stock units expected to vest September 30, 2011	1,295,979	$4.67
Awarded	1,222,988	2.56
Released	(685,479)	3.91
Forfeited	(90,277)	3.63
Restricted stock units expected to vest March 31, 2012	1,743,211	$3.54	1.54	$6,484,745

From time-to-time, we retain shares of common stock from employees upon vesting of restricted shares and restricted stock units to cover income tax withholding. The impact of such withholding totaled $0.6 million for the six months ended March 31, 2012, and was recorded as settlement on restricted stock tax withholding in the accompanying unaudited consolidated statements of stockholders’ deficit.

Employee Stock Purchase Plan

In January 2011, our stockholders approved the 2011 ESPP under which 2.5 million shares of common stock are reserved for issuance. The second purchase period began on February 1, 2012 and ends July 31, 2012. The fair value of the ESPP awards are calculated in accordance with ASC 718-50, Employee Share Purchase Plans, under which the fair value of each share granted under the ESPP is equal to the sum of 15% of a share of stock, a call option for 85% of a share of stock, and a put option for 15% of a share of stock. The fair value of the call and put options are determined using the Black-Scholes pricing model. We used the following assumptions: expected useful life of 0.5 years, weighted average expected volatility of 48.4%, a zero dividend rate, and a risk-free interest rate of 0.09%. We recognized approximately $0.2 million and $0.3 million in stock compensation for the three and six months ended March 31, 2012 related to the ESPP. On January 31, 2012, 0.3 million shares were issued at a price per share of $2.59, a 15.0% discount to the share price on that date.

NOTE 7—INCOME TAXES

The provision for income taxes as a percentage of income from operations before income taxes was (1.9)% for the six months ended March 31, 2012 compared to (0.8)% for the comparable period in the prior year. Our effective tax rate is primarily impacted by net operating losses.

Because we have historically experienced net tax losses, the benefits of which resulted in recognized deferred tax assets, we have placed a valuation allowance against our otherwise recognizable deferred tax assets. At September 30, 2011, we had approximately $82.9 million of Federal net operating losses (“NOLs”) that can be used in future tax years. Of this amount, $56.3 million is subject to an annual limitation of $3.1 million caused by a prior ownership change. In general, an ownership change will occur if there is a cumulative change in Vitesse's ownership by “5% shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. Should an “ownership change” occur, it could significantly diminish the value of our net operating loss carryforwards by limiting the rate at which they could be permitted to offset them against any future taxable income. Our ability to utilize our NOLs and other deferred tax assets to offset future taxable income may be significantly limited if we experience another “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

NOTE 8—RESTRUCTURING AND IMPAIRMENT CHARGES

The combined summary of the recent activity related to our restructuring plans are as follows:

	Facility Consolidation and Operating Lease Commitments	Severance Costs	Property and Equipment Impairment Charges	Total
	(in thousands)
Liability balance at September 30, 2011	$2,310	$298	$—	$2,608
Charged to operations	—	24	—	24
Non-cash charges	8	—	—	8
Cash payments	(443)	(305)	—	(748)
Liability balance at March 31, 2012	$1,875	$17	$—	$1,892

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

The fair value of the lease termination liability was determined based upon the present value of the remaining lease payments reduced by the current market rate for sublease rentals of similar properties. Our ability to generate sublease income is highly dependent upon the commercial real estate conditions at the time we perform our evaluations or negotiate sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustments as market conditions change. Changes to the estimates will be reflected as “adjustments” in the period the changes in estimates were determined. There were no changes to the estimates for the six months ended March 31, 2012. Our cash payments under the lease agreement may differ significantly from the exit accrual recorded due to the differences between actual experience and estimates made by management in establishing the lease termination accrual.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues to customers that were equal to or greater than 10% of total net revenues in the three and six months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Nu Horizons Electronics **	10.3%	20.3%	16.2%	20.1%
WPG **	14.0%	*	12.2%	*
Huawei	*	11.2%	*	10.6%
Harris Corporation	10.8%	*	*	*
 __________________________________________________
*Less than 10% of total net revenues for period indicated.
**Distributor

Net revenues are summarized by geographic area as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)
United States	$13,279	$13,573	$22,998	$25,066
Asia Pacific	12,823	17,973	27,952	35,507
EMEA*	3,635	5,346	8,778	14,066
Total net revenues	$29,737	$36,892	$59,728	$74,639
________________________________________________
* Europe, Middle East and Africa

Revenue by geographic area is based upon the country of billing. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the ultimate end users.

We believe a substantial portion of the products billed to Original Equipment Manufacturer ("OEM"s) and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe.

We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)
Connectivity	$14,704	$17,460	$27,672	35,327
Ethernet switching	6,777	9,269	14,800	19,476
Transport processing	5,714	7,674	13,665	17,196
Product revenues	$27,195	$34,403	$56,137	$71,999

NOTE 10—COMMITMENTS AND CONTINGENCIES

We are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts.

During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We review our exposure under these agreements no less than annually, or more frequently when events indicate. Except for our established warranty reserves, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position. Accordingly, except for established warranty reserves, we have not recorded any liabilities for these agreements as of March 31, 2012 and September 30, 2011.

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

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to historical or current fact. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “becoming,” “transitioning,” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures, interest income, cash commitments, and expenses. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those referenced in the subsection entitled “Risk Factors” in Part II, Item 1A of this Report and Part I, Item 1A of our Annual Report, and similar discussions in our other SEC filings. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Realization of Our Strategy

Several years ago, we embarked on a process to substantially re-invent Vitesse to take advantage of the dramatic ongoing transformation of our target networking markets. Towards that goal, we re-positioned our Engineering, Research and Development (“R&D”) teams and invested heavily to enter new markets, develop new products, and penetrate new customers in an effort to diversify ourselves and provide new opportunities for growth.

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

Together with our customers, we are now taking these new products into production. In our industry, it typically takes 12 to 18 months for our customers to go from first product sample received to first customer shipment as customers do the necessary development work to complete and qualify their systems in the network. In 2011 and the first six months of 2012, we shipped samples and pre-production on the majority of these new products, and we expect our customers to phase into volume production over the course of 2012 and into 2013.

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

We have also made solid progress on our strategy to strengthen our operational performance and execution. Our efforts in operations include reduction in materials costs and cycle times, improved product yields, implementation of programs such as lean manufacturing, and an increased emphasis on the importance of our customers. During the last three years, we accelerated our comprehensive efforts to increase our product gross margins and operating margins, which together have substantially increased our operating leverage. During the last three years we have:

•	Expanded our business in Europe and Asia, as a result of improved penetration into Tier-1 networking OEMs.

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
Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements in conformity with those principals require us to make certain estimates of certain items and judgments as to certain future events including, for example, those related to revenue recognition, inventory valuation, long-lived assets, valuation of compound embedded derivative and term loan, stock-based compensation, income taxes, and restructuring assets. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences, positive or negative, could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2011. There have been no significant changes to these policies during the three and six months ended March 31, 2012. These policies and estimates continue to be those that we believe are most important to a reader’s ability to understand our financial results.

Impact of Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact “The Company and Its Significant Accounting Policies” footnote in the accompanying notes to the unaudited consolidated financial statements.

Results of Operations for the three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011

The following table sets forth certain Unaudited Consolidated Statements of Operations data for the periods indicated. The percentages in the table are based on net revenues.

	Three Months Ended March 31,				Six Months Ended March 31,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
	(in thousands, except for percentages)
Net revenues:
Product revenues	$27,195	91.5%	$34,403	93.3%	$56,137	94.0%	$71,999	96.5%
Intellectual property revenues	2,542	8.5%	2,489	6.7%	3,591	6.0%	2,640	3.5%
Net revenues	29,737	100.0%	36,892	100.0%	59,728	100.0%	74,639	100.0%
Costs and expenses:
Cost of product revenues	10,595	35.6%	12,995	35.2%	22,758	38.1%	27,343	36.6%
Engineering, research and development	9,580	32.2%	14,898	40.4%	22,005	36.8%	29,080	39.0%
Selling, general and administrative	8,379	28.2%	9,978	27.0%	15,803	26.5%	20,436	27.4%
Restructuring and impairment charges	4	—%	78	0.2%	32	0.1%	342	0.5%
Amortization of intangible assets	79	0.3%	61	0.2%	146	0.2%	226	0.3%
Costs and expenses	28,637	96.3%	38,010	103.0%	60,744	101.7%	77,427	103.8%
Income (loss) from operations	1,100	3.7%	(1,118)	(3.0)%	(1,016)	(1.7)%	(2,788)	(3.8)%
Other expense (income):
Interest expense, net	1,924	6.5%	2,039	5.5%	3,873	6.5%	4,558	6.1%
Loss on compound embedded derivative	5,280	17.8%	1,976	5.4%	1,982	3.3%	5,460	7.3%
Loss on extinguishment of debt	—	—%	3,874	10.5%	—	—%	3,874	5.2%
Other expense (income), net	29	0.1%	(41)	(0.1)%	41	0.1%	(56)	(0.1)%
Other expense, net	7,233	24.4%	7,848	21.3%	5,896	9.9%	13,836	18.5%
Loss before income tax expense	(6,133)	(20.7)%	(8,966)	(24.3)%	(6,912)	(11.6)%	(16,624)	(22.3)%
Income tax expense	63	0.2%	75	0.2%	129	0.2%	149	0.2%
Net loss	$(6,196)	(20.9)%	$(9,041)	(24.5)%	$(7,041)	(11.8)%	$(16,773)	(22.5)%

Product Revenues

We sell our products into the following markets: (i) Carrier networking; (ii) Enterprise networking; and (iii) Non-core. The Carrier networking market includes core, metro, access, mobile, and backhaul networks. The Enterprise networking market covers Ethernet switching and transmission within LANs in small-medium enterprise (“SME”) and small-medium business (“SMB”) markets. The Non-core market is comprised of products that have not received additional investment over the last five years and, as a result, have generally been in decline.

The following table summarizes our product revenues by market:

	Three Months Ended March 31,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$9,597	35.3%	$15,498	45.0%	$(5,901)	(38.1)%
Enterprise networking	13,148	48.3%	16,545	48.1%	(3,397)	(20.5)%
Non-core	4,450	16.4%	2,360	6.9%	2,090	88.6%
Product revenues	$27,195	100.0%	$34,403	100.0%	$(7,208)	(21.0)%

	Six Months Ended March 31,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$21,589	38.5%	$33,663	46.7%	$(12,074)	(35.9)%
Enterprise networking	27,575	49.1%	33,891	47.1%	(6,316)	(18.6)%
Non-core	6,973	12.4%	4,445	6.2%	2,528	56.9%
Product revenues	$56,137	100.0%	$71,999	100.0%	$(15,862)	(22.0)%

The decrease in Carrier networking revenues is primarily attributable to broad-based market decline in Carrier networking equipment for service providers resulting in inventory corrections by our customers that negatively impacted the demand for our products, particularly mature SONET-based products. The decline in Enterprise networking revenues is driven primarily by a decline in our switch and PHY products selling into low-end SME/SMB applications. This was partially offset by increased revenue from of our switch fabric products as customers increased inventory after we announced our plans to phase out production of some of these products. The increase in Non-core revenues is largely attributable to increased purchases of Network Processor (“NPU”) products, resulting from end-of-life announcements, and mature products in our Fibre Channel product line, due to a large purchase from a single customer.

In the normal course of business, we regularly assess our product portfolio to ensure it aligns with our strategy. At such time, we may make the determination to phase out products (“end-of-life”). When we end-of-life a product, we typically provide up to six months notice for our customers to make a last-time-buy of product and six additional months to take receipt of that product. As a result, the end-of-life announcement can result in near-term increases in our revenues as customers typically respond to these announcements by making last-time-buys to increase their inventories to ensure that they have adequate stock on hand to support their production forecast utilizing the end-of-life part(s).

Revenue for end-of-life products was $5.9 million and $2.0 million in the three months ended March 31, 2012 and 2011, respectively and $13.4 million and $3.6 million in the six months ended March 31, 2012 and 2011, respectively. Product phase-outs are part of our normal course of business, and we will continue this practice in the future; however, we cannot predict the degree and/or timing of the impact of product phase-out on future revenues. From time-to-time, upon customer request or due to a change in our product strategy, we may decide to resume producing a part we previously phased-out.

The following table summarizes our revenues by product line:

	Three Months Ended March 31,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$14,704	54.1%	$17,460	50.8%	$(2,756)	(15.8)%
Ethernet switching	6,777	24.9%	9,269	26.9%	(2,492)	(26.9)%
Transport processing	5,714	21.0%	7,674	22.3%	(1,960)	(25.5)%
Product revenues	$27,195	100.0%	$34,403	100.0%	$(7,208)	(21.0)%

	Six Months Ended March 31,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$27,672	49.3%	$35,327	49.1%	$(7,655)	(21.7)%
Ethernet switching	14,800	26.4%	19,476	27.0%	(4,676)	(24.0)%
Transport processing	13,665	24.3%	17,196	23.9%	(3,531)	(20.5)%
Product revenues	$56,137	100.0%	$71,999	100.0%	$(15,862)	(22.0)%

The decrease in Connectivity revenues is largely attributable to broad-based market decline in Carrier networking equipment for service providers that impacted the demand for our products, particularly mature, SONET-based products, partially offset by increases in some of our products for Fibre Channel applications due to a large purchase by a single customer.

The decrease in Ethernet switching revenues is largely attributable to declines in our mature Gigabit Ethernet Copper PHYs and Ethernet Media Access Control (“MAC”) products selling primarily into Enterprise markets.

The decrease in Transport processing revenues is largely attributable to broad-based market decline in Carrier networking equipment for service providers that impacted the demand for our products, particularly our mature SONET framers, partially offset by increases in our NPU and Switch Fabrics products as customers increase inventories on these products as they approach end-of-life.

Net revenues to customers that were equal to or greater than 10% of total net revenues in the three and six months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Nu Horizons Electronics **	10.3%	20.3%	16.2%	20.1%
WPG **	14.0%	*	12.2%	*
Huawei	*	11.2%	*	10.6%
Harris Corporation	10.8%	*	*	*
 ________________________________________________
*Less than 10% of total net revenues for period indicated.
**Distributors

Revenue from Harris Corporation was due to a periodic purchase of some of our mature Connectivity devices.

Net revenues are summarized by geographic area as follows:

	Three Months Ended March 31,
	2012		2011
	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
	(in thousands, except percentages)
United States	$13,279	44.7%	$13,573	36.8%
Asia Pacific	12,823	43.1%	17,973	48.7%
EMEA*	3,635	12.2%	5,346	14.5%
Total net revenues	$29,737	100.0%	$36,892	100.0%

	Six Months Ended March 31,
	2012		2011
	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
	(in thousands, except percentages)
United States	$22,998	38.5%	$25,066	33.6%
Asia Pacific	27,952	46.8%	35,507	47.6%
EMEA*	8,778	14.7%	14,066	18.8%
Total net revenues	$59,728	100.0%	$74,639	100.0%
_________________________________________________
* Europe, Middle East and Africa

Revenue by geographic area is based upon the country of billing. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the ultimate end users.

We believe a substantial portion of the products billed to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe.

The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products,  capacity constraints at our suppliers, end-of-life product decisions, and general economic conditions.

Therefore, our revenues for the three and six months ended March 31, 2012 and 2011 may not necessarily be indicative of future revenues.

Intellectual Property (IP) Revenues

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
IP revenues	$2,542	8.5%	$2,489	6.7%	$53	2.1%

	Six Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
IP revenues	$3,591	6.0%	$2,640	3.5%	$951	36.0%

The increase in IP revenue in the six month period ended March 31, 2012 as compared to the prior year is primarily due to the ongoing sale and licensing of IP. We continue to pursue opportunities to leverage our IP portfolio. Royalties received or recognized for the three and six months ended March 31, 2012 and 2011 were not material.  Costs associated with the sale of IP are included in selling, general and administrative expenses.

Cost of Product Revenues

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Product Revenues	Amount	% of Net Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$10,595	39.0%	$12,995	37.8%	$(2,400)	(18.5)%

	Six Months Ended March 31,
	2012		2011
	Amount	% of Net Product Revenues	Amount	% of Net Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$22,758	40.5%	$27,343	38.0%	$(4,585)	(16.8)%

We use third-parties for wafer fabrication and assembly services. Cost of product revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; (iii) test services; and (iv) labor and overhead costs associated with product procurement, planning and quality assurance.

The overall decrease in cost of product revenues is largely attributable to lower product revenues, combined with a favorable mix of products that had an overall lower cost. Our cost of product revenues is affected by various factors, including product mix, volume, provisions for excess and obsolete inventories, material costs, manufacturing efficiencies, and the position of our products within their life-cycles, either beginning or ending. Our cost of product revenues as a percent of net product revenue is affected by these factors, as well as customer mix, volume, pricing, and competitive pricing programs. We anticipate a combination of these factors will result in a short-term decline in product margin.

We continue to focus our efforts on improving operating efficiencies, including improving product yields, reducing scrap and improving cycle times.

Engineering, Research and Development

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$9,580	32.2%	$14,898	40.4%	$(5,318)	(35.7)%

	Six Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$22,005	36.8%	$29,080	39.0%	$(7,075)	(24.3)%

R&D expenses consist primarily of salaries and related costs, including stock-based compensation expense for employees engaged in research, design and development activities. R&D also includes costs of mask sets, which we fully expense in the period, and electronic design automation (“EDA”) tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.

The level of R&D expense will vary from period -to-period, depending on timing of development projects and the purchase of masks aligned to those projects. The level of R&D expense as a percentage of net revenues will vary, depending, in part, on the level of net revenues. Our R&D efforts are critical to maintaining a high-level of new product introductions and are critical to our plans for future growth.

The decrease in R&D expense in the second quarter of fiscal year 2012 as compared to the same period in the prior year is attributable to a $2.0 million lower mask and test wafers expense, a $1.6 million lower compensation expense, and a $1.3 million lower expense for EDA and other tools. The reduction in compensation and other miscellaneous reductions resulted from our consolidation of multiple design center locations.

The decrease in R&D expense for the six months ended March 31, 2012 as compared to the same period in the prior year is largely attributable to lower compensation and facility expense of $3.6 million resulting from our consolidation of multiple locations, lower mask and test wafer expense of $1.4 million, lower tools expense of $1.3 million, and lower external physical design and test services of $0.5 million.

We continue to concentrate our spending in R&D to meet customer requirements and to respond to market conditions, and we do not anticipate that the reduction in R&D will impact product development in fiscal year 2012.

Selling, General and Administrative

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$8,379	28.2%	$9,978	27.0%	$(1,599)	(16.0)%

	Six Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$15,803	26.5%	$20,436	27.4%	$(4,633)	(22.7)%

Selling, general and administrative (“SG&A”) expense consists primarily of personnel-related expenses, including stock-based compensation expense, as well as legal and other professional fees, facilities expenses, outside labor, and communication expenses.

The decrease in SG&A expense in the second quarter of fiscal year 2012 as compared to the same period in the prior year is largely attributable to lower personnel related expenses of $1.3 million and lower facility expenses of $0.4 million due to our consolidation of facilities. Partially offsetting the reductions was a $0.7 million intangible asset write-down expense.

The decrease in SG&A expense for the six months ended March 31, 2012 as compared to the same period in the prior year is largely attributable to lower personnel related expenses of $2.9 million, $0.6 million in lower legal and accounting fees, and lower facility expenses of $0.7 million due to our consolidation of facilities. Partially offsetting the reductions was a $0.7 million intangible asset write-down expense.

Restructuring and Impairment Charges

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Restructuring and impairment charges	$4	—%	$78	0.2%	$(74)	(94.9)%

	Six Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Restructuring and impairment charges	$32	0.1%	$342	0.5%	$(310)	(90.6)%

The restructuring and impairment costs in the three and six months ended March 31, 2012 reflect costs related to the reduction in force at our Portland location, which was completed in October 2011.

The restructuring and impairment costs in the three and six months ended March 31, 2011 were related to a reduction in workforce at our Westford location.

Amortization of Intangible Assets

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$79	0.3%	$61	0.2%	$18	29.5%

	Six Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$146	0.2%	$226	0.3%	$(80)	(35.4)%

The increase in amortization in the second quarter of fiscal year 2012 as compared to the same period in the prior year is attributable to the purchase of IP at the end of the first quarter of fiscal year 2012. For the six months ended March 31, 2012, compared to the same period last year, amortization expense decreased due to some of the existing intangible assets being fully amortized during fiscal year 2011.

Interest Expense, net

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$1,924	6.5%	$2,039	5.5%	$(115)	(5.6)%

	Six Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$3,873	6.5%	$4,558	6.1%	$(685)	(15.0)%

Net interest expense is comprised of cash interest expense, amortization of debt discount, premium, and debt issuance costs, net of interest income.

The decrease in net interest expense for the three and six months ended March 31, 2012 compared to the same period last year was primarily due to the pay-down of $8.0 million on the Senior Term Loan in January 2011, the restructuring of the Senior Term Loan on February 4, 2011, and the $1.5 million principal payment on the Term A Loan in July 2011.

Loss on Compound Embedded Derivative

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on compound embedded derivative	$5,280	17.8%	$1,976	5.4%	$3,304	167.2%

	Six Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on compound embedded derivative	$1,982	3.3%	$5,460	7.3%	$(3,478)	(63.7)%

The loss on our compound embedded derivative related to our 2014 Debentures for the three months ended March 31, 2012 and three and six months ended March 31, 2011 is primarily generated by the increase in the price of our underlying common stock during those periods.

Loss on Extinguishment of Debt

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	—%	$3,874	10.5%	$(3,874)	(100.0)%

	Six Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	—%	$3,874	5.2%	$(3,874)	(100.0)%

A loss on extinguishment of debt for the three and six months ended March 31, 2011 was a result of the extinguishment of the Senior Term Loan at fair value, in which we recognized a $3.9 million loss for the difference between the aggregate fair values of Term A and B Loans plus additional amounts and fees paid to the noteholders compared to the net carrying value of the Senior Term Loan. For the purposes of calculating this loss on extinguishment, the net carrying amount of the Senior Term Loan was $18.7 million, which included the remaining outstanding principal of $17.0 million, the payment-in-kind balance of $1.7 million, and the balance of the unamortized costs of $0.6 million, as of February 4, 2011.

Income Tax Expense

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax expense	$63	0.2%	$75	0.2%	$(12)	(16.0)%

	Six Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax expense	$129	0.2%	$149	0.2%	$(20)	(13.4)%

Our effective tax rate for the six months ended March 31, 2012 was (1.9)%. The income tax provision in the current year is primarily due to state minimum taxes and foreign taxes. Our effective tax rate for the six months ended March 31, 2011 was (0.8)%, which was lower than the federal and state statutory rate due to the projected federal and state losses for the fiscal year.

Financial Condition and Liquidity

Cash Flow Analysis

Cash increased to $19.2 million at March 31, 2012, from $17.3 million at September 30, 2011. During the six months ended March 31, 2012, we generated cash from operations, which was offset by cash used for capital expenditures and financing activities. Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$3,464	$(8,708)
Net cash used in investing activities	(946)	(2,488)
Net cash used in financing activities	(624)	(8,698)
Net increase (decrease) in cash	1,894	(19,894)
Cash at beginning of period	17,318	38,127
Cash at end of period	$19,212	$18,233

Net Cash Provided by (Used In) Operating Activities

During the six months ended March 31, 2012, cash provided by operating activities totaled $3.5 million. Excluding changes in working capital, cash generated by operations totaled $0.5 million. We used $0.7 million cash related to the increase in accounts receivable and $0.7 million cash related to the decrease in deferred revenue due to lower purchases from distributors. These uses were offset by the generation of $4.0 million cash from operating with lower inventory levels and $0.4 million cash from accounts payable and accrued expenses.

Accounts receivable increased $0.7 million from $9.6 million at September 30, 2011 to $10.3 million at March 31, 2012 resulting from timing of sales. Inventory decreased $4.0 million from $20.9 million at September 30, 2011 to $16.9 million at March 31, 2012 due to ongoing efforts to ensure purchases align with production. Accounts payable and accrued liabilities decreased by $0.2 million from $19.7 million at September 30, 2011 to $19.5 million at March 31, 2012 due to the issuance of common stock decreasing the liability generated by the ESPP, partially offset by increased accrued liabilities due to the timing of payments to our vendors and other service providers.

During the six months ended March 31, 2011, cash used in operating activities totaled $8.7 million. Excluding changes in working capital, cash used to fund our losses totaled $2.5 million. We also used $5.5 million to pay down our accounts payable and accrued liabilities and $3.6 million related to a decrease in deferred revenue due to lower purchases from distributors. These uses were partially offset by the generation of cash from the collection of accounts receivable of $0.4 million and operating with lower inventory levels of $1.4 million.

Accounts receivable decreased $0.4 million from $15.8 million at September 30, 2010 to $15.4 million at March 31, 2011. The increased cash generated from the collection of accounts receivable was due to lower sales in the first half of fiscal year 2011 as compared to the first half of fiscal year 2010. Inventory decreased $1.4 million from $27.3 million at September 30, 2010 to $25.9 million at March 31, 2011. Due to positive changes in the availability of materials, we decreased purchasing in the second quarter as compared to the first quarter of fiscal year 2011. Accounts payable decreased by $2.1 million from $13.2 million at September 30, 2010 to $11.1 million at March 31, 2011 due to a reduction in purchases from our suppliers as industry-wide material shortages eased, as well as the timing of payments to our vendors and other service providers. Accrued expenses decreased by $3.3 million from $16.3 million at September 30, 2010 to $13.0 million at March 31, 2011. Accrued ex penses decreased primarily due to the timing of payments to our vendors and payment of the SEC settlement in the second quarter of fiscal year 2011.

Net Cash Used In Investing Activities

Investing activities used cash in the six months ended March 31, 2012 for capital expenditures of $0.3 million and payments under licensed and purchased intangibles of $0.7 million. Investing activities used cash in the six months ended March 31, 2011 for capital expenditures of $1.7 million and payments under licensed and purchased intangibles of $0.8 million.

Net Cash Used In Financing Activities

Financing activities used $0.6 million in cash in the six months ended March 31, 2012, primarily for the repurchase and retirement of restricted stock units for payroll taxes paid on behalf of employees. Financing activities used $8.7 million in cash in the six months ended March 31, 2011, primarily for a principal payment of $8.0 million on the Senior Term loan, and $0.6 million for the repurchase and retirement of restricted stock units for payroll taxes.

The timing and number of stock option exercises and employee stock purchases and the amount of cash proceeds we receive through those exercises and purchases are not within our control, and in the future we may not generate as much cash from the exercise of stock options as we have in the past. Unlike the exercise of stock options, the issuance of shares upon vesting of restricted stock units does not result in any cash proceeds to us and requires the use of cash, as we currently allow employees to elect to have a portion of the shares issued upon vesting of restricted stock units withheld to satisfy minimum statutory withholding taxes, which we then pay in cash to the appropriate tax authorities on each participating employee’s behalf.

Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases

Prospective Capital Needs

Our principal sources of liquidity are our existing cash and cash equivalent balances, cash generated from product sales, and the sales or licensing of our IP. As of March 31, 2012, our cash totaled $19.2 million. Our working capital at March 31, 2012 was $26.3 million.

In order to achieve sustained profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenue. We have completed a series of cost reduction actions which have improved our operating expense structure. We will continue to perform additional actions, as necessary. Our ability to maintain, or increase, current revenue levels to sustain profitability will depend, in part, on demand for our products. We believe that our existing cash and cash equivalent balances, along with cash expected to be generated from product sales and the sale or licensing of our IP, and the careful management of working capital requirements, will be sufficient to fund our operations and R&D efforts, anticipated capital expenditures, working capital, and other financing requirements for the next 12 months. In order to increase our working capital, we may seek to obtain additional debt or equity financing. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

We do not have principal payments on currently outstanding debt due in the next 12 months.

Contractual Obligations

	Payment Obligations by Fiscal Year
	Remaining in 2012	2013-2014	2015-2016	2017 and thereafter	Total
	(in thousands)
Convertible subordinated debt (1)	$—	$—	$46,493	$—	$46,493
Term A Loan (2)	—	7,857	—	—	7,857
Term B Loan (3)	—	—	9,341	—	9,341
Operating leases (4)	1,818	4,818	1,334	—	7,970
Software licenses (5)	3,793	6,934	5,600	5,600	21,927
Inventory and related purchase obligations (6)	3,331	468	—	—	3,799
Total	$8,942	$20,077	$62,768	$5,600	$97,387
_________________________________________________

(1)	Convertible subordinated debt represents amounts due for our 8.0% convertible 2014 Debentures due October 2014.

(2)	Term A Loan represents amounts due for our 10.5% fixed rate senior notes due February 2014.

(3)	Term B Loan represents amounts due for our 8.0% fixed rate senior notes due October 2014.

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

Off-Balance Sheet Arrangements

At March 31, 2012, we had no material off-balance sheet arrangements, other than operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in our Annual Report on Form 10-K for the year ended September 30, 2011. There have been no material changes to these risks during the six months ended March 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of March 31, 2012, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of March 31, 2012, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2011.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

10.1*	Amendment to Employment Agreement, dated February 12, 2012, between Registrant and Christopher R. Gardner	8-K	1-31614	10.1	February 16, 2012
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X
101.INS	XBRL Instance Document**					X
101.SCH	XBRL Taxonomy Extension Schema Document**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**					X
_____________________________________________________

*	A management contract or compensatory plan or arrangement.

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

May 8, 2012	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

May 8, 2012	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)