Form 10-Q
period 2012-06-30
VITESSE SEMICONDUCTOR CORP
filed 2012-08-07
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were 25,803,508 shares of the registrant’s $0.01 par value common stock outstanding.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(in thousands, except par value)
ASSETS
Current assets:
Cash	$20,586	$17,318
Accounts receivable, net	10,724	9,591
Inventory	14,796	20,857
Restricted cash	92	404
Prepaid expenses and other current assets	1,985	2,039
Total current assets	48,183	50,209
Property, plant and equipment, net	4,530	5,934
Other intangible assets, net	1,625	1,781
Other assets	2,805	3,070
	$57,143	$60,994

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,234	$5,198
Accrued expenses and other current liabilities	13,208	14,463
Deferred revenue	2,580	3,878
Current portion of capital leases	11	11
Total current liabilities	21,033	23,550
Other long-term liabilities	1,518	1,927
Long-term debt, net	15,742	15,444
Compound embedded derivative	4,023	7,796
Convertible subordinated debt, net	42,064	40,736
Total liabilities	84,380	89,453
Commitments and contingencies, See note 10
Stockholders' deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized; Series B Non Cumulative, Convertible, 135 shares outstanding at June 30, 2012 and September 30, 2011	1	1
Common stock, $0.01 par value: 250,000 shares authorized; 25,315 and 24,470 shares outstanding at June 30, 2012 and September 30, 2011, respectively	253	245
Additional paid-in-capital	1,827,977	1,824,433
Accumulated deficit	(1,855,468)	(1,853,138)
Total stockholders' deficit	(27,237)	(28,459)
	$57,143	$60,994

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net revenues:
Product revenues	$25,730	$31,856	$81,867	$103,855
Intellectual property revenues	4,557	4,132	8,148	6,772
Net revenues	30,287	35,988	90,015	110,627
Costs and expenses:
Cost of product revenues	11,270	13,432	34,028	40,776
Engineering, research and development	10,513	12,502	32,518	41,582
Selling, general and administrative	6,292	9,455	22,095	29,892
Restructuring and impairment charges	4	211	36	554
Amortization of intangible assets	88	62	234	288
Costs and expenses	28,167	35,662	88,911	113,092
Income (loss) from operations	2,120	326	1,104	(2,465)
Other (income) expense :
Interest expense, net	1,950	1,929	5,823	6,486
Gain on compound embedded derivative	(5,755)	(7,951)	(3,773)	(2,491)
Loss on extinguishment of debt	—	—	—	3,874
Other (income) expense, net	(20)	25	21	(33)
Other (income) expense, net	(3,825)	(5,997)	2,071	7,836
Income (loss) before income tax expense	5,945	6,323	(967)	(10,301)
Income tax expense (benefit)	1,234	(227)	1,363	(78)
Net income (loss)	$4,711	$6,550	$(2,330)	$(10,223)

Net income (loss) per common share - basic	$0.18	$0.26	$(0.09)	$(0.42)
Net income (loss) per common share - diluted	$0.16	$0.21	$(0.09)	$(0.42)

Weighted average common shares outstanding - basic	25,302	24,447	24,951	24,266
Weighted average common shares outstanding - diluted	38,413	37,543	24,951	24,266

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Deficit
(in thousands)	Shares	Amount	Shares	Amount
Balance at September 30, 2011	135	$1	24,471	$245	$1,824,433	$(1,853,138)	$(28,459)
Net loss	—	—	—	—	—	(2,330)	(2,330)
Compensation expense related to stock options, awards and ESPP	—	—	—	—	3,301	—	3,301
Issuance of common stock upon exercise of stock options	—	—	6	—	16	—	16
Issuance of shares under ESPP	—	—	335	3	865	—	868
Release of restricted stock units	—	—	709	7	(7)	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(206)	(2)	(631)	—	(633)
Balance at June 30, 2012	135	$1	25,315	$253	$1,827,977	$(1,855,468)	$(27,237)

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2012	2011
	(in thousands)
Cash flows provided by (used in) operating activities:
Net loss	$(2,330)	$(10,223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,228	2,765
Stock-based compensation	3,301	2,534
Change in fair value of compound embedded derivative liability	(3,773)	(2,491)
Loss (gain) on disposal of assets	650	(45)
Loss on extinguishment of debt, net	—	3,794
Interest paid in kind	—	415
Amortization of debt issuance costs	204	276
Amortization of debt discounts	1,751	1,468
Accretion of debt premiums	(117)	(80)
Change in operating assets and liabilities:
Accounts receivable	(1,134)	3,287
Inventory	6,062	2,325
Prepaids and other assets	441	1,108
Accounts payable	36	(3,559)
Accrued expenses and other liabilities	(811)	(3,438)
Deferred revenue	(1,298)	(4,807)
Net cash provided by (used in) operating activities	5,210	(6,671)

Cash flows used in investing activities:
Capital expenditures	(536)	(1,915)
Payments under licensing agreements	(781)	(1,263)
Net cash used in investing activities	(1,317)	(3,178)

Cash flows used in financing activities:
Proceeds from the exercise of stock options	16	—
Payment of senior debt	—	(8,000)
Cash restricted for payment of senior debt	—	(1,500)
Debt issuance costs	—	(60)
Repurchase and retirement of restricted stock units for payroll taxes	(633)	(554)
Capital lease obligations	(8)	(8)
Net cash used in financing activities	(625)	(10,122)

Net increase (decrease) in cash	3,268	(19,971)
Cash at beginning of period	17,318	38,127
Cash at end of period	$20,586	$18,156

Supplemental disclosure of non cash transactions:
Cash paid during the year for:
Interest	$4,919	$5,249
Income taxes	1,474	511
Non cash investing and financing activities:
Common stock issued under ESPP	868	—
Common stock issued in exchange for Series B Preferred Stock	—	3
Residual value allocated to the equity conversion feature	—	2,490
Premium related to Term B Loan issued in debt exchange	—	2,572
See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended June 30, 2012

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

The consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at June 30, 2012 and September 30, 2011, the consolidated results of our operations for the three and nine months ended June 30, 2012 and 2011, the consolidated cash flows for the nine months ended June 30, 2012 and 2011, and the changes in our stockholders’ deficit for the nine months ended June 30, 2012. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassifications

Certain reclassifications have been made to prior year amounts and related footnotes to conform to current-year presentation with no changes to stockholders’ deficit amounts as of June 30, 2011 or net income (loss) for the three months and nine months ended June 30, 2011.

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

Intellectual property revenues

We derive intellectual property (“IP”) revenues from the license of our IP, maintenance and support, and royalty revenue following the sale by our licensees of products incorporating the licensed technology. We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Our IP licensing agreements may include multiple elements with an IP license bundled with support services. For such multiple element IP licensing arrangements, we follow the guidance in ASC Topic 605-025, Multiple-Element Arrangements, to determine whether there is more than one unit of accounting.

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

Financial Instruments

ASC Topic 825, Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. These financial instruments are stated at their carrying values, which are estimates of their fair values because of their nearness to cash settlement or the comparability of their terms to the terms we could obtain, for similar instruments, in the current market. Our debt instruments are included in long-term debt, net, and convertible subordinated debt, net of discount on our unaudited consolidated balance sheets.

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

Convertible subordinated debt

The compound embedded derivative included in our convertible subordinated debentures due October 2014 (“2014 Debentures”) required bifurcation and accounting at fair value because the economic and contractual characteristics of the compound embedded derivative met the criteria for bifurcation and separate accounting due to the conversion price not being indexed to our own stock. The compound embedded derivative is comprised of the conversion option and a make-whole payment for foregone interest if the holder converts the debenture early. The make-whole payment for foregone interest expires October 30, 2012, and upon its expiration, the compound embedded derivative will no longer meet the criteria for bifurcation as all components of the derivative will then be indexed to our own stock. At such time, a final valuation will be completed with any change in value recorded into earnings and the final value reclassified from other long-term liabilities to equity.

At its inception, the approximate fair value of the compound embedded derivative included in our 2014 Debentures was computed as the difference between the estimated value of the 2014 Debentures with and without the compound embedded derivative features. The fair value of the 2014 Debentures was estimated using a convertible bond valuation model within a lattice framework. These valuations were determined using Level 3 inputs. The valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes, and trading information of our common stock into which the 2014 Debentures are convertible. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.

The compound embedded derivative is presented on the balance sheet at fair value and the compound embedded derivative is marked to market. The change in the fair value of the compound embedded derivative is a non-cash item primarily related to the change in price of the underlying common stock and is reflected in earnings. At our option, we can settle the compound embedded derivative in either cash or common stock. As we intend to, and have the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470, Debt, we have classified the liability as a long-term liability on our consolidated balance sheets as of June 30, 2012 and September 30, 2011.

The valuation methodologies we use as described above require considerable judgment and may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Intangible and Long-Lived Assets

Our intangible assets consist primarily of existing technologies, IP, and costs for our enterprise resource planning system. We account for intangible assets in accordance with ASC Topic 350, Goodwill and Others. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. The carrying value of an asset or asset group is not recoverable if the amounts of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify that impairment has occurred, we reduce the carrying value of the asset to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach. Currently, we do not have goodwill or indefinite-lived intangible assets.

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our allowance for doubtful accounts is $0.7 million and $2.2 million as of June 30, 2012 and September 30, 2011, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

NOTE 2—COMPUTATION OF NET INCOME (LOSS) PER SHARE

The computation of net income (loss) per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income (loss)	$4,711	$6,550	$(2,330)	$(10,223)
Allocation of undistributed earnings to preferred stock	122	176	—	—
Net income (loss) available to common stockholders after allocation for participating securities	$4,589	$6,374	$(2,330)	$(10,223)
Impact of assumed conversions:
Interest on 2014 Debentures, net of tax	1,308	1,237	—	—
Interest on Term B Loan, net of tax	319	284	—	—
Net income (loss) available to common stockholders plus assumed conversions	$6,216	$7,895	$(2,330)	(10,223)

Weighted average number of shares - basic	25,302	24,447	24,951	24,266
Effect of dilutive common stock equivalents from:
Outstanding stock options	30	25	—	—
Outstanding restricted stock units	188	178	—	—
Convertible preferred stock	674	674	—	—
2014 Debentures	10,332	10,332	—	—
Term B Loan	1,887	1,887	—	—
Weighted average number of shares - diluted	38,413	37,543	24,951	24,266
Net income (loss) per common share:
Net income (loss) available to common stockholders after allocation for participating securities - Basic	$0.18	$0.26	$(0.09)	$(0.42)

Net income (loss) available to common stockholders - Diluted	$0.12	$0.17	$(0.09)	$(0.42)

Impact of assumed conversions:
Interest on 2014 Debentures, net of tax	0.03	0.03	—	—
Interest on Term B Loan, net of tax	0.01	0.01	—	—
Net income (loss) available to common stockholders plus assumed conversions	$0.16	$0.21	$(0.09)	$(0.42)

In accordance with ASC Topic 260, Earnings per Share, basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.

For periods in which we report net income, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, shares to be issued under our Employee Stock Purchase Plan (“ESPP”), warrants, convertible preferred stock, and 2014 Debentures. Unexercised stock options, restricted stock units, unvested shares to be issued under our ESPP, and warrants are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive.

Under the two-class method of determining earnings for each class of stock, we consider the dividend rights and participating rights in undistributed earnings for each class of stock. The allocation of undistributed earnings to preferred shares is equal to the amount of earnings per common share that would be distributed on an as-converted basis.

The following potentially dilutive common shares are excluded from the computation of net income (loss) per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Outstanding stock options	1,477	1,350	1,809	1,429
Outstanding restricted stock units	810	343	1,702	287
Outstanding warrants	—	8	—	8
ESPP shares	327	—	327	—
Convertible preferred stock	—	—	674	674
2014 Debentures	—	—	10,332	10,332
Term B Loan	—	—	1,887	1,887
Total potential common stock excluded from calculation	2,614	1,701	16,731	14,617

NOTE 3—INVENTORY

	June 30, 2012	September 30, 2011
	(in thousands)
Inventory:
Raw materials	$1,480	$883
Work-in-process	6,937	9,247
Finished goods	6,379	10,727
Total	$14,796	$20,857

NOTE 4—DEBT

	June 30, 2012	September 30, 2011
	(in thousands)
Term A Loan, 10.5% fixed-rate notes, due February 2014	$8,130	$8,247
Term B Loan, convertible, 8.0% fixed-rate notes, due October 2014	7,600	7,177
Capital leases, non-current portion	12	20
Total long-term debt, net	15,742	15,444
2014 Debentures, convertible, 8.0% fixed-rate notes, due October 2014	42,064	40,736
Total debt, net	$57,806	$56,180

Additional information about our debt is as follows:

	Term A Loan	Term B Loan	2014 Debentures
	(in thousands)
Principal	$7,857	$9,342	$46,493
Unaccreted debt premium/(unamortized) debt discount	273	(1,742)	(4,429)
Carrying value	$8,130	$7,600	$42,064
Interest payable terms	Quarterly, in arrears	Quarterly, in arrears	Semi-annually, in arrears
Annual effective interest rate	8.2%	17.7%	12.2%
Conversion rate per common share	n/a	$4.95	$4.50

Prepayments on the Term B Loan are permitted at 100% of the principal amount plus accrued interest if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. The conversion terms are substantially similar to the conversion terms of the 2014 Debentures, except that there is no provision for the potential payment of a make-whole interest amount upon conversion. At June 30, 2012, conversion of the outstanding principal amount of the Term B Loan would result in the issuance of 1.9 million shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash.

The Term A Loan and Term B Loan (collectively, “Term A and B Loans”) are collateralized by substantially all of our assets.

Prepayment of the 2014 Debentures is permitted at 100% of the principal amount plus accrued and unpaid interest if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. We can elect to settle any conversion in stock, cash or a combination of stock and cash. If a 2014 Debenture is converted into common stock on or prior to October 30, 2012, we must pay a “make-whole amount” equal to the 2014 Debenture’s scheduled remaining interest payments through October 30, 2012, which we may elect to pay in cash or in shares of common stock valued at 95% of the average daily volume weighted average price per share over a 10 day trading period. The 2014 Debentures are collateralized by a second priority interest in substantially all of our assets. At June 30, 2012, conversion of the outstanding principal amount of the 2014 Debentures would result in the issuance of 10.3 million shares of common stock and $1.2 million in make-whole amount that may be paid in cash or by delivery of 0.5 million shares of common stock.

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

Debt Maturities

Maturity of our total aggregated outstanding debt is as follows:

Fiscal year	(in thousands)
2014	$7,857
2015	55,835
Total	$63,692

Except for required repurchases upon a change in control or in the event of certain asset sales, as described in the applicable credit agreements, we are not required to make any sinking fund or redemption payments with respect to this debt. During the nine months ended June 30, 2012, a mandatory repayment of principal of $1.7 million following the sale of certain assets was waived by the lender.

NOTE 5—FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

Assets and liabilities measured at fair value on our balance sheet on a recurring basis are as follows:

	June 30, 2012				September 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Compound embedded derivative liability	$—	$—	$4,023	$4,023	$—	$—	$7,796	$7,796
	$—	$—	$4,023	$4,023	$—	$—	$7,796	$7,796

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the nine months ended June 30, 2012.

We use a binomial-lattice model to estimate fair values of our financial instruments. The key unobservable input utilized in the model includes a discount rate of 8%.

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative measured at fair value using significant unobservable inputs (Level 3).

	2012	2011
	(in thousands)
Beginning balance	$7,796	$15,476
Transfers in and /or out of Level 3	—	—
Purchases, sales, issuances, and settlements	—	—
Total net gains included in earnings	(3,773)	(2,491)
Ending balance as of June 30,	$4,023	$12,985

The compound embedded derivative liability, which is included in long-term liabilities, represents the value of the equity conversion feature and a “make-whole” feature of the 2014 Debentures.

We measure the fair value of our Term A and B Loans and 2014 Debentures (“long-term debt”) carried at amortized/accreted cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined using Level 3 inputs based primarily on their comparability of their terms to the terms we could obtain, for similar instruments, in the current market.

The estimated fair values of our financial instruments are as follows:

	June 30, 2012		September 30, 2011
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Term A Loan	$8,130	$8,467	$8,247	$9,990
Term B Loan	7,600	8,535	7,177	8,661
2014 Debentures	42,064	46,791	40,736	45,228

NOTE 6—STOCK BASED COMPENSATION

Under all stock option plans, a total of 4.1 million shares of common stock have been reserved for issuance and 0.6 million shares are available for future grant as of June 30, 2012. The 2010 Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, performance awards, restricted stock and stock units, and other stock and cash-based awards.

As of June 30, 2012, none of our stock-based awards are classified as liabilities. We did not capitalize any stock-based compensation cost.
Compensation cost related to our stock-based compensation plan is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Cost of revenues	$147	$123	$415	$353
Engineering, research and development	387	288	1,151	758
Selling, general and administrative	558	515	1,735	1,423
Total stock-based compensation expense	$1,092	$926	$3,301	$2,534

As of June 30, 2012, there was $6.7 million of unrecognized stock-based compensation expense related to non-vested stock options, restricted stock units, and our ESPP. The weighted average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.25 years. An estimated forfeiture rate of 5.23% has been applied to all unvested options and restricted stock outstanding as of June 30, 2012. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards.

Stock Options

Activity in stock option awards is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding, September 30, 2011	1,699,183	$29.77	6.37	$—
Granted	389,182	2.55	—	—
Exercised	(6,047)	2.54	—	—
Cancelled or expired	(273,770)	78.25	—	—
Options outstanding, June 30, 2012	1,808,548	16.67	6.84	38,316
Options exercisable, June 30, 2012	992,566	$27.13	5.37	$8,884

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $2.65, as of June 30, 2012, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. There are 0.1 million in-the-money stock options that were exercisable as of June 30, 2012.

The per share fair values of stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	Nine Months Ended June 30,
	2012	2011
Expected life (in years)	5.64	6.24
Expected volatility:
Weighted-average	87.0%	85.8%
Range	85.5% - 87.1%	85.7% - 86.5%
Expected dividend	—	—
Risk-free interest rate	1.05% - 1.27%	2.23% - 2.78%

Our determination of the fair value of stock-based payment awards is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair value of employee stock options is determined in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC, using an option-pricing model; however, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise.

Activity for our restricted stock award units is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Restricted stock units, September 30, 2011	1,295,979	$4.67
Awarded	1,258,075	2.57
Released	(708,953)	3.99
Forfeited	(143,080)	3.44
Restricted stock units, June 30, 2012	1,702,021	$3.50	1.33	$4,510,356

From time-to-time, we retain shares of common stock from employees upon vesting of restricted shares and restricted stock units to cover income tax withholding. The impact of such withholding totaled $0.6 million for the nine months ended June 30, 2012, and was recorded as settlement on restricted stock tax withholding in the accompanying unaudited consolidated statements of stockholders’ deficit.

Employee Stock Purchase Plan

In January 2011, our stockholders approved the 2011 ESPP under which 2.5 million shares of common stock are reserved for issuance. On January 31, 2012, 0.3 million shares were issued at a price per share of $2.59, a 15.0% discount against the share price on that date. The second purchase period began on February 1, 2012 and ends July 31, 2012. The fair value of the ESPP awards are calculated in accordance with ASC 718-50, Employee Share Purchase Plans, under which the fair value of each share granted under the ESPP is equal to the sum of 15% of a share of stock, a call option for 85% of a share of stock, and a put option for 15% of a share of stock. The fair value of the call and put options are determined using the Black-Scholes pricing model. We used the following range of assumptions for both purchase periods: expected useful life of 0.5 years, weighted average expected volatility of 40.4% to 48.4%, a zero dividend rate, and a risk-free interest rate of 0.09% to 0.2%. We recognized approximately $0.2 million and $0.4 million in stock compensation for the three and nine months ended June 30, 2012 related to the ESPP. On July 31, 2012, 0.5 million shares were issued at a price per share of $1.79, a 15.0% discount to the share price on that date.

NOTE 7—INCOME TAXES

The provision for income taxes as a percentage of income from operations before income taxes was (140.9)% for the nine months ended June 30, 2012 compared to 0.7% for the comparable period in the prior year. Our effective tax rate is primarily impacted by withholding taxes on certain foreign income in 2012 and by Federal net operating losses (“NOLs”) for which no tax benefit is recorded since it is not more likely than not that we will ultimately realize the related net deferred tax assets.

Because we have historically experienced net tax losses, the benefits of which resulted in recognized deferred tax assets, we have placed a valuation allowance against our otherwise recognizable deferred tax assets. At June 30, 2012, we had approximately $83.7 million of Federal NOLs that can be used in future tax years. Of this amount, $59.5 million is subject to an annual limitation of $3.1 million caused by a prior year “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, a Section 382 ownership change occurs if there is a cumulative change in Vitesse's ownership by “5%” shareholders (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. If an additional ownership change occurred during the current year or should one occur in the future, our ability to utilize our NOL carryforwards and other deferred tax assets to offset future taxable income may be significantly limited. Therefore, the value and recoverability of our NOLs could be further diminished as a result of an additional ownership change.

NOTE 8—RESTRUCTURING AND IMPAIRMENT CHARGES

Activity related to our restructuring accrual is as follows:

	Facility Consolidation and Operating Lease Commitments	Severance Costs	Total
	(in thousands)
Liability balance at September 30, 2011	$2,310	$298	$2,608
Charged to operations	—	24	24
Non-cash charges	29	(17)	12
Cash payments	(690)	(305)	(995)
Liability balance at June 30, 2012	$1,649	$—	$1,649

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

The fair value of the lease termination liability was determined based upon the present value of the remaining lease payments reduced by the current market rate for sublease rentals of similar properties. Our ability to generate sublease income is highly dependent upon the commercial real estate conditions at the time we perform our evaluations or negotiate sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustments as market conditions change. Changes to the estimates will be reflected as “adjustments” in the period the changes in estimates were determined. There were no changes to the estimates for the nine months ended June 30, 2012. Our cash payments under the lease agreement may differ significantly from the exit accrual recorded due to the differences between actual experience and estimates made by management in establishing the lease termination accrual.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenue from customers that were equal to or greater than 10% of total net revenues is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Nu Horizons Electronics **	10.7%	20.6%	14.3%	20.2%
WPG **	13.9%	*	12.8%	*
Huawei	*	*	*	10.1%
 __________________________________________________
*Less than 10% of total net revenues for period indicated.
**Distributor

Net revenue by geographic area is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
United States	$9,545	$16,052	$32,543	$41,118
Asia Pacific	17,550	15,223	45,502	50,731
EMEA*	3,192	4,713	11,970	18,778
Total net revenues	$30,287	$35,988	$90,015	$110,627
________________________________________________
*Europe, Middle East and Africa

Revenue by geographic area is based upon the country of billing. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the ultimate end users.

We believe a substantial portion of the products billed to Original Equipment Manufacturers and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe.

Product revenue by product line is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Connectivity	$10,761	$17,500	$38,433	52,827
Ethernet switching	8,402	9,334	23,202	28,810
Transport processing	6,567	5,022	20,232	22,218
Product revenues	$25,730	$31,856	$81,867	$103,855

NOTE 10—COMMITMENTS AND CONTINGENCIES

We are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts.

During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We review our exposure under these agreements no less than annually, or more frequently when events indicate. Except for our established warranty reserves, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position. Accordingly, except for established warranty reserves, we have not recorded any liabilities for these agreements as of June 30, 2012 and September 30, 2011.

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

Director and Officer Indemnities and Contractual Guarantees

We have entered into indemnification agreements with our directors and executive officers, which require us to indemnify such individuals to the fullest extent permitted by Delaware law. Our indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed. We are unable to determine the maximum amount of losses that we could incur relating to such indemnities.

We have also entered into severance and change in control agreements with certain of our executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with us.

General Contractual Indemnities/Products Liability

During the normal course of business, we enter into contracts with customers where we agreed to indemnify the other party for personal injury or property damage caused by our products. Our indemnification obligations under such agreements are not generally limited in amount or duration. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed, we are unable to determine the maximum amount of losses that we could incur relating to such indemnities. Historically, any amounts payable pursuant to such indemnities have not had a material negative effect our business, financial condition or results of operations. We maintain general and product liability insurance as well as errors and omissions insurance, which may provide a source of recovery to us in the event of an indemnification claim.

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

The next step to generating growth is creating market traction and design wins where we are selected by our customers over our competitors. As we took our new products to market in 2011 and 2012, we saw a dramatic increase in our customer engagements and the number of design opportunities that were being identified by our sales team. Early adoption of our products by our customers has exceeded our goals. In 2011, we recorded over 300 new design wins, a 250% increase from the prior year. Of these design wins, we expect 80% of the value to come from our Tier-1 and Tier-2 customers, and nearly 50% to come from our new products introduced in 2010 and 2011. Design wins remain strong in 2012. So far, we are on pace to achieve 300 design wins for the year.

Together with our customers, we are now taking these new products into production. In our industry, it typically takes 12 to 18 months for our customers to go from first product sample received to first customer shipment as customers do the necessary development work to complete and qualify their systems in the network. In 2011 and the first nine months of 2012, we shipped samples and pre-production on the majority of these new products, and we expect our customers to phase into volume production over the course of 2012 and into 2013.

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

We have also made solid progress on our strategy to strengthen our operational performance and execution. Our efforts in operations include reduction in materials costs and cycle times, improved product yields, implementation of programs such as lean manufacturing, and an increased emphasis on the importance of our customers. During the last three years, we accelerated our comprehensive efforts to increase our product gross margins and operating margins, which together have substantially increased our operating leverage. During the last three years we have:

•	Expanded our Tier-1 business in Europe and Asia, as a result of improved penetration into networking OEMs.

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

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2011. There have been no significant changes to these policies during the nine months ended June 30, 2012. These policies and estimates continue to be those that we believe are most important to a reader’s ability to understand our financial results.

Impact of Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact “The Company and Its Significant Accounting Policies” footnote in the accompanying notes to the unaudited consolidated financial statements.

Results of Operations for the three and nine months ended June 30, 2012 compared to the three and nine months ended June 30, 2011

The following table sets forth certain Unaudited Consolidated Statements of Operations data for the periods indicated. The percentages in the table are based on net revenues.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
	(in thousands, except for percentages)
Net revenues:
Product revenues	$25,730	85.0%	$31,856	88.5%	$81,867	90.9%	$103,855	93.9%
Intellectual property revenues	4,557	15.0%	4,132	11.5%	8,148	9.1%	6,772	6.1%
Net revenues	30,287	100.0%	35,988	100.0%	90,015	100.0%	110,627	100.0%
Costs and expenses:
Cost of product revenues	11,270	37.2%	13,432	37.3%	34,028	37.8%	40,776	36.9%
Engineering, research and development	10,513	34.7%	12,502	34.7%	32,518	36.1%	41,582	37.6%
Selling, general and administrative	6,292	20.8%	9,455	26.3%	22,095	24.5%	29,892	27.0%
Restructuring and impairment charges	4	—%	211	0.6%	36	—%	554	0.5%
Amortization of intangible assets	88	0.3%	62	0.2%	234	0.3%	288	0.3%
Costs and expenses	28,167	93.0%	35,662	99.1%	88,911	98.7%	113,092	102.3%
Income (loss) from operations	2,120	7.0%	326	0.9%	1,104	1.3%	(2,465)	(2.3)%
Other (income) expense :
Interest expense, net	1,950	6.4%	1,929	5.4%	5,823	6.5%	6,486	5.9%
Gain on compound embedded derivative	(5,755)	(19.0)%	(7,951)	(22.1)%	(3,773)	(4.2)%	(2,491)	(2.3)%
Loss on extinguishment of debt	—	—%	—	—%	—	—%	3,874	3.5%
Other (income) expense, net	(20)	(0.1)%	25	0.1%	21	—%	(33)	—%
Other (income) expense, net	(3,825)	(12.7)%	(5,997)	(16.6)%	2,071	2.3%	7,836	7.1%
Income (loss) before income tax expense	5,945	19.7%	6,323	17.5%	(967)	(1.0)%	(10,301)	(9.4)%
Income tax expense (benefit)	1,234	4.1%	(227)	(0.6)%	1,363	1.5%	(78)	(0.1)%
Net income (loss)	$4,711	15.6%	$6,550	18.1%	$(2,330)	(2.5)%	$(10,223)	(9.3)%

Product Revenues

We sell our products into the following markets: (i) Carrier networking; (ii) Enterprise networking; and (iii) Non-core. The Carrier networking market includes core, metro, and access equipment used for transport, switching, routing and backhaul in service provider networks. The Enterprise networking market covers Ethernet switching and routing equipment used within LANs in small-medium enterprise (“SME”) and small-medium business (“SMB”) networks. The Non-core market is comprised of products that have not received additional investment over the last five years and, as a result, have generally been in decline.

Product revenue by market is as follows:

	Three Months Ended June 30,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$11,610	45.1%	$14,790	46.4%	$(3,180)	(21.5)%
Enterprise networking	13,529	52.6%	16,091	50.5%	(2,562)	(15.9)%
Non-core	591	2.3%	975	3.1%	(384)	(39.4)%
Product revenues	$25,730	100.0%	$31,856	100.0%	$(6,126)	(19.2)%

	Nine Months Ended June 30,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$33,199	40.6%	$48,453	46.7%	$(15,254)	(31.5)%
Enterprise networking	41,104	50.2%	49,982	48.1%	(8,878)	(17.8)%
Non-core	7,564	9.2%	5,420	5.2%	2,144	39.6%
Product revenues	$81,867	100.0%	$103,855	100.0%	$(21,988)	(21.2)%

The decrease in Carrier networking revenues is primarily attributable to the broad-based decline in the Carrier networking equipment market, which negatively impacted demand for our SONET-based products. The decline in Enterprise networking revenues is driven primarily by lower demand for our switch and PHY products selling into SME/SMB applications. Declines in both markets were partially offset by increased sales of our framers and switch fabric products, to customers increasing inventory after we announced our plans to phase out production of products, and to a lesser extent increasing sales of our new products. The decrease in Non-core revenues in the three months ended June 30, 2012 as compared to the same period in the prior year is largely attributable to lower sales of Network Processor (“NPU”) and Fibre Channel products. The increase in Non-core revenues in the nine months ended June 30, 2012 as compared to the same period in the prior year is due to a large sale of Fibre Channel Phys to a single customer.

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

Revenue from end-of-life products was $6.4 million and $0.7 million in the three months ended June 30, 2012 and 2011, respectively and $19.9 million and $4.3 million in the nine months ended June 30, 2012 and 2011, respectively. Product phase-outs are part of our normal course of business, and we will continue this practice in the future; however, we cannot predict the degree and/or timing of the impact of product phase-out on future revenues. From time-to-time, upon customer request or due to a change in our product strategy, we may decide to resume producing a part we previously phased-out.

Product revenues by product line is as follows:

	Three Months Ended June 30,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$10,761	41.8%	$17,500	54.9%	$(6,739)	(38.5)%
Ethernet switching	8,402	32.7%	9,334	29.3%	(932)	(10.0)%
Transport processing	6,567	25.5%	5,022	15.8%	1,545	30.8%
Product revenues	$25,730	100.0%	$31,856	100.0%	$(6,126)	(19.2)%

	Nine Months Ended June 30,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$38,433	47.0%	$52,827	50.9%	$(14,394)	(27.2)%
Ethernet switching	23,202	28.3%	28,810	27.7%	(5,608)	(19.5)%
Transport processing	20,232	24.7%	22,218	21.4%	(1,986)	(8.9)%
Product revenues	$81,867	100.0%	$103,855	100.0%	$(21,988)	(21.2)%

The decrease in Connectivity revenues is largely attributable to the broad-based decline in the Carrier networking equipment market, which negatively impacted the demand for our products, particularly SONET-based products. A decline in Ethernet passive optical network physical media device (“PMD”) product revenue also contributed to the decrease. The decrease was partially offset by new product revenues for CDRs, Crosspoints, and 10 Gigabit Ethernet PHYs, and by revenues from some end-of-life products.

The decrease in Ethernet switching revenues is largely attributable to declines in our Gigabit Ethernet Copper PHYs and Ethernet Media Access Controller (“MAC”) products selling primarily into Enterprise markets. The decrease was partially offset by sales of our new Carrier and Enterprise Ethernet switches.

The increase in Transport processing revenues in the three months ended June 30, 2012 as compared to the same period in the prior year is largely attributable to higher sales of our switch fabric products to customers increasing inventories of these products as they approach end-of-life. This increase was partially offset by a broad-based decline in the Carrier networking equipment market that negatively impacted demand for our products, particularly for mature Ethernet over SONET mappers, TSIs, and NPUs. The decrease in Transport processing revenues for the nine months ended June 30, 2012 as compared to the same period in the prior year is also largely attributable to the broad-based market decline in Carrier networking equipment market that negatively impacted demand for our SONET framers and mappers

Net revenue from customers that were equal to or greater than 10% of total net revenues is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Nu Horizons Electronics **	10.7%	20.6%	14.3%	20.2%
WPG **	13.9%	*	12.8%	*
Huawei	*	*	*	10.1%
 ________________________________________________
*Less than 10% of total net revenues for period indicated.
**Distributors

Net revenues by geographic area is as follows:

	Three Months Ended June 30,
	2012		2011
	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
	(in thousands, except percentages)
United States	$9,545	31.5%	$16,052	44.6%
Asia Pacific	17,550	58.0%	15,223	42.3%
EMEA*	3,192	10.5%	4,713	13.1%
Total net revenues	$30,287	100.0%	$35,988	100.0%

	Nine Months Ended June 30,
	2012		2011
	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
	(in thousands, except percentages)
United States	$32,543	36.2%	$41,118	37.2%
Asia Pacific	45,502	50.5%	50,731	45.8%
EMEA*	11,970	13.3%	18,778	17.0%
Total net revenues	$90,015	100.0%	$110,627	100.0%
_________________________________________________
*Europe, Middle East and Africa

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

The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products, capacity constraints at our suppliers, end-of-life product decisions, and general economic conditions. Therefore, our revenues for the three and nine months ended June 30, 2012 and 2011 may not necessarily be indicative of future revenues.

Intellectual Property (IP) Revenues

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
IP revenues	$4,557	15.0%	$4,132	11.5%	$425	10.3%

	Nine Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
IP revenues	$8,148	9.1%	$6,772	6.1%	$1,376	20.3%

IP revenue increased due to settlement of all future royalties under an existing agreement as well as revenues earned under new IP agreements.  Costs associated with the sale of IP are included in selling, general and administrative expenses.

Cost of Product Revenues

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Product Revenues	Amount	% of Net Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$11,270	43.8%	$13,432	42.2%	$(2,162)	(16.1)%

	Nine Months Ended June 30,
	2012		2011
	Amount	% of Net Product Revenues	Amount	% of Net Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$34,028	41.6%	$40,776	39.3%	$(6,748)	(16.5)%

We use third-parties for wafer fabrication and assembly services. Cost of product revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; (iii) test services; and (iv) labor and overhead costs associated with product procurement, planning and quality assurance.

The overall decrease in cost of product revenues is largely attributable to lower product revenues, slightly offset by a mix of products that had an overall higher cost. Our cost of product revenues is affected by various factors, including product mix, volume, provisions for excess and obsolete inventories, material costs, manufacturing efficiencies, and the position of our products within their life-cycles, either beginning or ending. Our cost of product revenues as a percent of net product revenue is affected by these factors, as well as customer mix, volume, pricing, and competitive pricing programs.

We continue to focus our efforts on improving operating efficiencies, including improving product yields, reducing scrap and improving cycle times.

Engineering, Research and Development

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$10,513	34.7%	$12,502	34.7%	$(1,989)	(15.9)%

	Nine Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$32,518	36.1%	$41,582	37.6%	$(9,064)	(21.8)%

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

The level of R&D expense will vary from period-to-period, depending on timing of development projects and the purchase of masks aligned to those projects. The level of R&D expense as a percentage of net revenues will vary, depending, in part, on the level of net revenues. Our R&D efforts are critical to maintaining a high-level of new product introductions and are critical to our plans for future growth.

The decrease in R&D expense in the three months ended June 30, 2012 as compared to the same period in the prior year is attributable to a $0.9 million lower compensation expense and a $0.8 million lower expense for EDA and other tools. The reduction in compensation resulted from our consolidation of multiple design center locations.

The decrease in R&D expense for the nine months ended June 30, 2012 as compared to the same period in the prior year is largely attributable to lower compensation and facility expense of $4.3 million resulting from our consolidation of multiple locations, lower mask and test wafer expense of $1.5 million, lower tools expense of $2.0 million, and lower external physical design and test services of $0.4 million.

We continue to concentrate our spending in R&D to meet customer requirements and to respond to market conditions, and we do not anticipate that the reduction in R&D will impact product development in fiscal year 2012.

Selling, General and Administrative

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$6,292	20.8%	$9,455	26.3%	$(3,163)	(33.5)%

	Nine Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$22,095	24.5%	$29,892	27.0%	$(7,797)	(26.1)%

Selling, general and administrative (“SG&A”) expense consists primarily of personnel-related expenses, including stock-based compensation expense, as well as legal and other professional fees, facilities expenses, outside labor, and communication expenses.

The decrease in SG&A expense in the three months ended June 30, 2012 as compared to the same period in the prior year is largely attributable to a successful collection of $1.3 million of bad debts reserved in the fourth quarter of fiscal 2011, lower personnel related expenses of $0.7 million, and expenses of $0.8 million related to IP sales incurred in the prior year quarter.

The decrease in SG&A expense for the nine months ended June 30, 2012 as compared to the same period in the prior year is largely attributable to lower personnel related expenses of $3.2 million, successful collection of $1.5 million of bad debts reserved in the fourth quarter of fiscal 2011, $1.4 million in lower legal and accounting fees, lower facility expenses of $0.8 million due to our consolidation of facilities, reduced outside services of $0.5 million, and a reduction in travel of $0.5 million. Partially offsetting the reductions was a $0.6 million intangible asset write-down expense in the second quarter of fiscal year 2012.

Restructuring and Impairment Charges

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Restructuring and impairment charges	$4	—%	$211	0.6%	$(207)	(98.1)%

	Nine Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Restructuring and impairment charges	$36	—%	$554	0.5%	$(518)	(93.5)%

The restructuring and impairment costs in the three and nine months ended June 30, 2012 reflect costs related to the reduction in force at our Portland location, which was completed in October 2011.

The restructuring and impairment costs in the three and nine months ended June 30, 2011 were related to a reduction in workforce at our Westford location.

Amortization of Intangible Assets

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$88	0.3%	$62	0.2%	$26	41.9%

	Nine Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$234	0.3%	$288	0.3%	$(54)	(18.8)%

The increase in amortization in the three months ended June 30, 2012 as compared to the same period in the prior year is attributable to the purchase of IP at the end of the first quarter of fiscal year 2012. For the nine months ended June 30, 2012, compared to the same period last year, amortization expense decreased due to some of the existing intangible assets being fully amortized during fiscal year 2011.

Interest Expense, net

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$1,950	6.4%	$1,929	5.4%	$21	1.1%

	Nine Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$5,823	6.5%	$6,486	5.9%	$(663)	(10.2)%

Net interest expense is comprised of cash interest expense, amortization of debt discount, premium, and debt issuance costs, net of interest income.

The net interest expense remained unchanged for the three months ended June 30, 2012 as compared to the same period last year. The decrease in net interest expense for the nine months ended June 30, 2012 compared to the same period last year was primarily due to the pay-down of $8.0 million on the Senior Term Loan in January 2011, the restructuring of the Senior Term Loan on February 4, 2011, and the $1.5 million principal payment on the Term A Loan in July 2011.

Gain on Compound Embedded Derivative

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$(5,755)	(19.0)%	$(7,951)	(22.1)%	$2,196	(27.6)%

	Nine Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$(3,773)	(4.2)%	$(2,491)	(2.3)%	$(1,282)	51.5%

The gain on our compound embedded derivative related to our 2014 Debentures for the three and nine months ended June 30, 2012 and June 30, 2011 is primarily generated by the decrease in the price of our underlying common stock during those periods.

Loss on Extinguishment of Debt

	Nine Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	—%	$3,874	3.5%	$(3,874)	(100.0)%

A loss on extinguishment of debt for the nine months ended June 30, 2011 was a result of the extinguishment of the Senior Term Loan at fair value, in which we recognized a $3.9 million loss for the difference between the aggregate fair values of Term A and B Loans plus additional amounts and fees paid to the noteholders compared to the net carrying value of the Senior Term Loan. For the purposes of calculating this loss on extinguishment, the net carrying amount of the Senior Term Loan was $18.7 million, which included the remaining outstanding principal of $17.0 million, the payment-in-kind balance of $1.7 million, and the balance of the unamortized costs of $0.6 million, as of February 4, 2011. There was no such activity for the three and nine ended June 30, 2012.

Income Tax Expense

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax expense	$1,234	4.1%	$(227)	(0.6)%	$1,461	(643.6)%

	Nine Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax expense	$1,363	1.5%	$(78)	(0.1)%	$1,441	(1,847.4)%

Our effective tax rate for the nine months ended June 30, 2012 was (140.9)%. Our effective tax rate is primarily impacted by withholding taxes on certain foreign income in 2012 and by Federal net operating losses (“NOLs”) for which no tax benefit is recorded since it is not more likely than not that we will ultimately realize the related net deferred tax assets. Our effective tax rate for the nine months ended June 30, 2011 was 0.7%, which was lower than the federal and state statutory rate due to the projected federal and state losses for the fiscal year.

Financial Condition and Liquidity

Cash Flow Analysis

Cash increased to $20.6 million at June 30, 2012, from $17.3 million at September 30, 2011. During the nine months ended June 30, 2012, we generated cash from operations, which was offset by cash used for capital expenditures and financing activities. Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$5,210	$(6,671)
Net cash used in investing activities	(1,317)	(3,178)
Net cash used in financing activities	(625)	(10,122)
Net increase (decrease) in cash	3,268	(19,971)
Cash at beginning of period	17,318	38,127
Cash at end of period	$20,586	$18,156

Net Cash Provided by (Used In) Operating Activities

During the nine months ended June 30, 2012, cash provided by operating activities totaled $5.2 million. We used $1.1 million cash related to the increase in accounts receivable. We used $0.8 million cash to pay down accounts payable and accrued expenses and $1.3 million related to a decrease in deferred revenue due to lower purchases from distributors. These uses were offset by the generation of $6.1 million cash from operating with lower inventory levels. Excluding changes in working capital, cash generated by operations totaled $1.9 million.

Accounts receivable increased $1.1 million from $9.6 million at September 30, 2011 to $10.7 million at June 30, 2012 resulting primarily from timing of sales. Inventory decreased $6.1 million from $20.9 million at September 30, 2011 to $14.8 million at June 30, 2012 due to ongoing efforts to ensure purchases align with production. Accounts payable and accrued liabilities decreased by $1.3 million from $19.7 million at September 30, 2011 to $18.4 million at June 30, 2012 due to the timing of obligations and/or payments to our vendors and other service providers.

During the nine months ended June 30, 2011, cash used in operating activities totaled $6.7 million. Excluding changes in working capital, cash used to fund our losses totaled $1.6 million. We also used $7.0 million to pay down our accounts payable and accrued liabilities and $4.8 million related to a decrease in deferred revenue due to lower purchases from distributors. These uses were partially offset by the generation of cash from the collection of accounts receivable of $3.3 million and operating with lower inventory levels of $2.3 million.

Accounts receivable decreased $3.3 million from $15.8 million at September 30, 2010 to $12.5 million at June 30, 2011. The increased cash generated from the collection of accounts receivable was due to lower sales during the nine months ended June 30, 2011 compared to the same period last year. Inventory decreased $2.3 million from $27.3 million at September 30, 2010 to $25.0 million at June 30, 2011. Due to positive changes in the availability of materials, we decreased purchasing in the third quarter as compared to the second quarter of fiscal year 2011. Accounts payable decreased by $3.5 million from $13.2 million at September 30, 2010 to $9.7 million at June 30, 2011 due to a reduction in purchases from our suppliers as industry-wide material shortages eased, as well as the timing of payments to our vendors and other service providers. Accrued expenses decreased by $3.3 million from $16.3 million at September 30, 2010 to $13.0 million at June 30, 2011 due to the timing of payments to our vendors and payment of the SEC settlement in the second quarter of fiscal year 2011.

Net Cash Used In Investing Activities

Investing activities used cash in the nine months ended June 30, 2012 for capital expenditures of $0.5 million and payments under licensing agreements of $0.8 million. Investing activities used cash in the nine months ended June 30, 2011 for capital expenditures of $1.9 million and payments under licensing agreements of $1.3 million.

Net Cash Used In Financing Activities

Financing activities used $0.6 million in cash in the nine months ended June 30, 2012, primarily for the repurchase and retirement of restricted stock units for payroll taxes paid on behalf of employees. Financing activities used $10.1 million in cash in the nine months ended June 30, 2011, primarily for a principal payment of $8.0 million on the Senior Term loan, and $0.6 million for the repurchase and retirement of restricted stock units for payroll taxes.

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

Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases

Prospective Capital Needs

Our principal sources of liquidity are our existing cash and cash equivalent balances, cash generated from product sales, and the sales or licensing of our IP. Our cash totaled $20.6 million at June 30, 2012. Our working capital at June 30, 2012 was $27.2 million.

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

We do not have principal payments on currently outstanding debt due in the next 12 months.

Contractual Obligations

	Payment Obligations by Fiscal Year
	Remaining in 2012	2013-2014	2015-2016	2017 and thereafter	Total
	(in thousands)
2014 Debentures (1)	$—	$—	$46,493	$—	$46,493
Term A Loan (2)	—	7,857	—	—	7,857
Term B Loan (3)	—	—	9,342	—	9,342
Operating leases (4)	927	5,174	1,333	—	7,434
Software licenses (5)	2,305	6,934	5,600	5,600	20,439
Inventory and related purchase obligations (6)	3,219	1,346	—	—	4,565
Total	$6,451	$21,311	$62,768	$5,600	$96,130
_________________________________________________

(1)	Convertible subordinated debt represents amounts due for our 8.0% convertible 2014 Debentures due October 2014.

(2)	Term A Loan represents amounts due for our 10.5% fixed rate senior notes due February 2014.

(3)	Term B Loan represents amounts due for our 8.0% fixed rate senior notes due October 2014.

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

Off-Balance Sheet Arrangements

At June 30, 2012, we had no material off-balance sheet arrangements, other than operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in our Annual Report on Form 10-K for the year ended September 30, 2011. There have been no material changes to these risks during the nine months ended June 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of June 30, 2012, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of June 30, 2012, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2011.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

10.1*	Separation and General Release Agreement, dated May 17, 2012, between Registrant and Steve M. Perna					X
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

August 7, 2012	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

August 7, 2012	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)