Form 10-K
period 2012-09-30
VITESSE SEMICONDUCTOR CORP
filed 2012-12-04
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Registrant’s telephone number, including area code: (805) 388-3700
 ______________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of March 31, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $71,163,660, based on the closing price on that date. As of November 30, 2012, there were outstanding 25,815,016 shares of the registrant’s Common Stock, $0.01 par value.
Documents Incorporated By Reference
Portions of the issuer's Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

VITESSE SEMICONDUCTOR CORPORATION
2012 ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”), in particular the discussion in “Business” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward‑looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “potential,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward‑looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A. of this Annual Report. We assume no obligation to revise or update any forward‑looking statements for any reason, except as required by law.
ITEM 1. BUSINESS

Overview
Vitesse Semiconductor Corporation (“we,” “us,” “Vitesse,” “our” or the “Company”) is a leading supplier of high-performance integrated circuits (“ICs”) that are used primarily by manufacturers of networking systems for Carrier and Enterprise networking applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, low-power and cost-competitive networking and connectivity IC solutions. For more than 25 years, Vitesse has been a leader in the adoption of new technologies in Carrier and Enterprise networking.
Our customers include leading networking original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) worldwide such as Accton, Alcatel-Lucent, Ciena, Cisco Systems, Dell, IBM, Ericsson, Fiberhome, Hewlett-Packard, Hitachi, Huawei Technologies, Juniper Networks, Meraki, Nokia Siemens Networks, Tellabs, ZTE, and ZyXel. As of September 30, 2012, we operated domestic design centers at our headquarters and in Austin, Texas and four international design centers in Denmark, Germany, India, and Taiwan.
Vitesse was incorporated in the state of Delaware in 1987. Our headquarters are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our common stock trades on the NASDAQ Global Market under the ticker symbol VTSS.
Industry Background
In the past decade, the communications industry has experienced dramatic growth in traffic on public and private communications networks, including those used by long-distance and local exchange service providers, as well as specialized networks, such as those used by Internet service providers. The growth in traffic has been driven by rapid adoption of data-intensive applications such as Internet access, Internet Protocol (“IP”) video conferencing and telepresence, IP Television, expansion and upgrades in wireless networks driven by the bandwidth needs of smartphones, cloud storage, cloud computing, and software-as-a-service by Enterprises.
The most notable shift in the communications industry has been the migration from wireline to wireless communication as mobile devices are quickly surpassing wired computers for consumer use. Enterprises are also increasingly adopting mobile phone and tablet devices. According to the Worldwide Mobile Industry Handbook, there will be 8.5 billion mobile subscribers worldwide by 2016, and Cisco's Visual Networking Index predicts mobile data traffic to increase 26-fold over a five-year span.
We expect the pace of growth in bandwidth demand and the deployment of related support services to continue to accelerate well into the future. As a result, telecommunications service providers (“Carriers”) and Enterprises need to accelerate the evolution of their networks to support such new services and increased bandwidth demands, while concurrently limiting capital expenditures and minimizing increases to power requirements.
To address these challenges, Carriers and Enterprises have initiated deployment of equipment capable of handling and transporting the various types of data-based traffic required more efficiently. Communications providers are also upgrading infrastructure to serve the variety of unique communications standards and protocols that deliver and process data. Increasingly, new applications and services are created and delivered using packet-based Ethernet networking technologies. Networks using packet-based technology are often referred to as “Carrier Ethernet” in Carrier networks and “Converged Enhanced Ethernet” in Enterprise networks.

In light of the growing demand to deploy the new packet-based network technologies, Carrier and Enterprise markets are forecasted to see significant growth and investment in the near future. Substantial portions of the Carrier and Enterprise networks will be re-built based on these new technologies over the next five to 10 years. We develop applicable IC solutions and target customers and platforms that sell into these high-growth networking markets. In many cases, we have been at the forefront of leading Ethernet technology development and integration in Carrier and Enterprise networks, often being the first IC supplier to innovate, ahead of the standards.
Carrier Networking
The telecommunications service provider Carrier network, which includes networks delivering voice, data and video communication services to business, residential and mobile customers, has grown dramatically into a complex combination of interconnected networks.
Since the 1990s, the Synchronous Optical Network (“SONET/SDH”) had been the standard network transport protocol for Carrier networks throughout the world. But, SONET/SDH was designed to carry voice and fixed circuit traffic. New networks communicate using the packet-based IP implemented with Ethernet technology, which allows them to more readily scale in terms of services, bandwidth and capability, while offering lower power consumption and acquisition and operation costs.
To accelerate the deployment of packet-based IP networks, the industry has developed standards that will upgrade traditional Ethernet to “Carrier Ethernet.” It is, in effect, an adaptation of Ethernet to provide similar operational features and functions, such as reliability, manageability, network timing synchronization and scalability, which have traditionally been provided by telecom protocols such as SONET/SDH. As Carrier Ethernet standards evolve, networks based on Ethernet technology will gradually replace legacy telecommunications networks. The transition to Carrier Ethernet, which is in its infancy, will be driven by access and edge networks, particularly Mobile Access networks for 3G and 4G/LTE deployments. We are focused on developing IC solutions for these high-growth networks, collectively called the “IP Edge.”
The most dynamic segment of this market is Mobile Access, driven by new build-outs for 4G/LTE services. Initially, 4G/LTE requirements will be served from traditional macro base stations upgraded for 4G/LTE. But, as consumers buy more 4G/LTE-ready mobile devices, wireless small base stations, often called small cells or pico-cells, will be used to expand capacity and coverage in dense urban areas. Packet timing and synchronization become more important in small cell deployments due to satellite visibility and overlapping coverage. We lead the industry in developing new technology for timing within packet-based Ethernet networks, specifically for mobile base stations, small cells, and fiber and microwave backhaul.
Enterprise Networking
Enterprise networks include equipment deployed in businesses, offices and homes for voice, data and video communications. Enterprise networks range from large, complex networks for financial institutions, retailers and other large businesses, to LANs for the home and small office. Typical categories are large enterprise, data center switching, small-medium enterprise (“SME”), small-medium business (“SMB”) and small office/home office (“SOHO”). Networks generally include equipment such as routers, switches and wired and wireless gateways and connect computers to servers, servers to storage systems and LANs to public Carrier networks.
Similar to Carrier networks, Enterprise networks and data centers are undergoing an evolution to provide more bandwidth, reliability, interoperability, and scalability. The advent of cloud computing provides another important growth trend. Cloud computing will increasingly move Enterprise applications and data into secure hosted applications in the cloud, where they can be securely accessed from multiple locations, multiple devices and multiple technologies. Cloud computing will increase the need for Enterprises and data centers to provide high-bandwidth, high-reliability networks to interconnect elements of the cloud. We are strategically addressing Enterprise networking with our low-power SME Ethernet switching solutions and our IP Edge solutions to provide managed and secure access to the cloud, as well as leveraging our high-speed connectivity product line to provide reliable high-speed connectivity between computing and storage devices in large data center switches and servers.

Strategy
Our goal is to be a leading supplier of high-performance ICs for the global communications infrastructure markets, primarily for IP Edge Carrier networking and Enterprise networking markets. In order to attain this goal, our strategy is composed of the following elements:
Target Large and Growing Markets
We target high-growth areas in the communications infrastructure market to provide solutions for the major networking protocols that perform common networking functions required by the most widely deployed networking equipment.
Overall, we estimate the total addressable market for our IC solutions to approach $2.1 billion by 2016 with a compound annual growth rate (“CAGR”) of approximately 17%.
We have focused our research and development (“R&D”) on networking markets that are at the beginning of a major investment cycle. By identifying technology disruptions and solving specific customer problems, we can take advantage of market transitions and increase our market share.
The Carrier networking equipment market is expected to grow rapidly as a result of the increased bandwidth generated from the deployment of new wired and wireless applications. Deployment of new 4G/LTE networks, including macro and small cell base stations and backhaul equipment will be the drivers for growth in mobile access. In addition, the emerging trend toward Enterprise cloud computing will drive demand for significantly more bandwidth and complexity into Carrier networks.
Based on industry market projections and internal market growth estimates, our new portfolio of low-power, Carrier Ethernet switch engine and physical layer (“PHY”) products for this segment and our other products currently in development are expected to address an IC market that is growing at an estimated annual rate of 28%, approaching $700 million by 2016. In addition, we address Carrier networking with our Transport processing product line consisting of both mature products and our new Ethernet-optimized Optical Transport Network (“OTN”) PHYs, which add $200 million to the potential market we can serve.
The Enterprise networking market is driven by the rapid transition to Gigabit Ethernet and 10 Gigabit Ethernet, convergence of data center protocols to Ethernet, and government initiatives worldwide to reduce power consumption in networking equipment. Our new SME switch and PHY products introduced in 2012 and 2011, as well as our devices currently in development, address substantially larger segments of the Enterprise networking market than our prior generation of products. Based on industry market projections and our internal market growth estimates, we expect the market that can be addressed by our products in this segment will approach $510 million by 2016.
In addition to our switching and PHY products developed specifically for Carrier and Enterprise applications, we develop a number of products that address high-speed signaling and connectivity issues in a broad variety of systems. As bandwidth requirements continue to accelerate, more systems require solutions for high-speed signal integrity problems within and between high-capacity computing and communications systems. Our products address a need to transport signals at ever increasing speeds across fiber, cable and copper backplane applications. We estimate the addressable market for our devices to be on the order of $300 million by 2016.
New products in development in adjacent market segments make up the remaining portion of the $2.1 billion addressable market for our IC solutions.
Focus on Networks in Transformation
Ethernet networking is the dominant networking technology for today's IP traffic, deployed in both Carrier and Enterprise networks. Our focus within Carrier networks is the rapidly growing IP Edge. Major components of the IP Edge are Mobile Access and Ethernet Business Services. For Enterprise networks, our focus is on SME-managed solutions, primarily with low power consumption and security. Our high-speed Connectivity Solutions solve signal integrity problems in both Carrier and Enterprise networks, and cross over into multiple adjacent markets such as video and storage.

Carrier Networks

•
Mobile Access: With the explosion of data and video traffic from smartphones and tablet devices for both personal and business use, concurrent with the introduction of 4G/LTE networks worldwide, the IP Edge is dominated by Mobile Access. Mobile Access networks, 4G/LTE networks in particular, are fast transitioning from obsolete E1/T1 networks to all-IP/Ethernet networks that enable the delivery of services rather than just connectivity. These networks deploy a completely new Mobile Access architecture that requires very sophisticated packet-processing technology and very accurate synchronization and timing technology. Networks will become more distributed, with small cell base stations and backhaul being the primary growth drivers. Our new Ethernet switch engines have been developed to provide better packet processing capability than complex and expensive network processors, at half the cost and half the power. We also have best-in-class solutions to address the Mobile Access network timing with our VeriTime™ Synchronous Ethernet (“SyncE”) and SynchroPHY™ and VeriTime switch-based timing solutions. Our VeriTime™ technology with 1588v2 packet-based timing meets the needs of current and future 4G/LTE deployments. Our switch engine and SynchroPHY solutions offer low power, critical for LTE deployments including small cells attached to buildings and small structures, such as light posts and traffic signals.

•
Ethernet Business Services: We specialize in transitioning access, metro, and core Carrier networks to deliver new Ethernet-based services over a variety of network transport technologies such as native Carrier Ethernet, Packet Transport Networks (“PTN”), Ethernet-over-SONET/SDH (“EoS”), and OTN. Our customers provide equipment to enable the transition to high-bandwidth Ethernet-based business services required to deliver best-in-class audio/video experience for telepresence and high-performance cloud-based services, better quality-of-service (“QoS”) operations, administration and maintenance (“OAM”), and security. In 2012, we introduced our Serval™ Switch Engine, which we believe is ideally suited to provide complete Metro Ethernet Forums Carrier Ethernet 2.0 (“MEF CE 2.0”) features required for Ethernet Business Service deployment within a very low-cost and low power solution.

Enterprise Networks

•
Green SME Ethernet Solutions: Networks are transitioning from fast Ethernet desktops and network attachments to Gigabit Ethernet and 10 Gigabit Ethernet (and higher speeds in data centers) with highly integrated, low-power designs. The need to deploy “Green Networks” has led to the Energy Efficient Ethernet (“EEE”) standard that significantly reduces power consumption in Ethernet networks. We are a leading provider of EEE compliant PHY and switching products for Enterprise and consumer networking. We also specialize in supporting the convergence of multiple Enterprise networks for data, storage, audio, and video onto a common Ethernet-based networking infrastructure supported by our superior network timing solutions.

•
Cloud-based Enterprise Networking Solutions: As businesses migrate toward Enterprise cloud services, cloud-managed Enterprise networking, security and storage solutions are a new and fast growing business segment. We provide Gigabit Ethernet switches that are optimized in features and power specifically for cloud-based management and services.

Carrier, Enterprise, and Data Center Networks

•
Connectivity Solutions: In both the Carrier and Enterprise markets, and in some closely adjacent markets, we develop products to solve high-speed signaling issues arising from ever-increasing signal speeds over copper traces on boards, across connectors, backplanes, and copper cables, as well as optical fiber, particularly at speeds of 10 Gigabit and above. Our FlexEQ™ adaptive equalization technology reduces the cost of transmission by allowing signals to travel farther, faster and error-free over copper and fiber.

Develop and Leverage Differentiating Technology in Market Leading Products
We use our 25 years of design expertise to introduce innovative products that solve our customers' design challenges. Our advanced technology and intellectual property developments will seek to exploit major technology trends and disruptions within networking equipment including:

•
A dramatic shift towards IP “packet networking” from “circuit networking” requiring deployment of new systems based on Ethernet technologies, rather than the older SONET/SDH technologies. This shift will provide high-growth opportunities for silicon solutions that address new systems developed with Carrier Ethernet and Converged Ethernet technologies. We have created unique packet-processing technologies that we view as critical as networks become dominated by Ethernet-based data and video traffic. Our solutions target the segments of the network that we believe will transition most quickly, including the IP Edge and Mobile Access.

•
Growing demand for higher bandwidth and higher capacity networks, particularly for mobile applications. The mobile access market is going through a major technology disruption as existing networks are unable to accommodate the rising growth in mobile traffic. Our new Carrier Ethernet switch engines and carrier-class Gigabit Ethernet SynchroPHY and 10 Gigabit Ethernet PHYs and 10 Gigabit Ethernet SynchroPHY OTN PHY simplify the implementation of the multi-platform 3G and 4G/LTE network equipment. Our revolutionary new low-power Serval switch engine addresses power-constrained deployments such as small cell and pico-cell implementations as well as Network Interface Devices (NID) for enterprise access to cloud services. Our switch engines are typically half the cost and half the power compared to other solutions such as network processors or Field Programmable Gate Arrays (“FPGAs”).

•
Increasing requirements for synchronization in all types of networks, particularly Mobile Access. Many networks, in particular Mobile networks, need to be synchronized to highly accurate timing sources in order to operate. With the migration to packet-based networks, new techniques for timing synchronization have been developed to satisfy the demands of mobile access, especially for 4G/LTE and LTE-Advanced deployments. Our patented VeriTime technology provides innovative and unique timing features in both our switch engines and SynchroPHY products. Accurate packet network timing is also required in Industrial Ethernet applications and for audio/video Ethernet applications.

•
A move to systems solutions from IC solutions. With higher levels of integration and more systems in the Carrier IP Edge and Enterprise SME markets using our switch engines and SynchroPHY timing PHYs, our software solutions will play a significant role. Many of our IP Edge target systems are using SynchroPHY timing PHYs and Carrier Ethernet Switch Engines for the first time, so this is an opportunity to establish a software beachhead in these market segments and expand from there.

•
A move towards “Green Networking” to reduce power dissipation in Carrier and Enterprise network elements. We continue to be ahead of the industry in deploying power-saving techniques for networking, and at the forefront of the EEE standardization effort. We were the first to introduce low-power EcoEthernet™ Copper PHY technology, also known as ActiPHY™ and PerfectReach™, which reduces power dissipation by more than 50% compared with traditional devices.

•
A trend to higher speeds requiring solutions for signal integrity challenges. We provide world-class connectivity solutions for a broad variety of applications from 100 Mbps to 10 Gbps and above. Our high-performance, mixed-signal, CMOS technology provides superior signaling capabilities at the lowest power and cost.

•
The transition of LANs from Fast Ethernet to Gigabit Ethernet. LANs now use the Ethernet transmission protocol operating at speeds of 10 Mbps or 100 Mbps (Fast Ethernet). Only recently has Gigabit Ethernet started to appear on the desktop. In order to support the migration of desktop computers to these higher data rates, LAN backbones and servers are increasingly deploying the Gigabit Ethernet and 10 Gigabit Ethernet standards.

•
The need for companies to buy or license intellectual property rather than developing it internally. In several markets, we are leveraging our key technology advantages and technology cores into licensing opportunities with third parties for use in adjacent or similar markets to Carrier and Enterprise networking equipment that do not directly compete with our customer base, allowing us to serve a much larger market. Over the past four years, we have had licensing arrangements with four of the top 20 semiconductor companies.

•
Increasing complexity of ICs for communications applications and a related trend for OEMs to purchase rather than manufacture these ICs. We believe OEMs are increasingly focusing their efforts on providing superior software and services as a means of differentiating themselves from their competition. This increased focus, in conjunction with the rising costs of developing custom Application Specific Integrated Circuits (“ASICs”) and maintaining the associated component design teams, has led OEMs to work with companies such as ours to develop Application Specific Standard Products (“ASSPs”) that can be flexibly used within their systems. As a result of this trend away from customer-specific ASIC developments, we believe the market for our products will increase in the future.

License Intellectual Property
In 2008, we began to leverage our substantial intellectual property portfolio to generate revenue. We offer a variety of technology “cores” for license and design services in process technologies. To date, our primary focus has been our Gigabit Ethernet Copper PHY and switch cores. In 2010, we also announced the availability of licenses for our enhanced forward error correction (“eFEC”) technology for implementation in ASICs, Systems-On-a-Chip (“SOCs”) and FPGAs.
We anticipate continued success licensing our technology to systems suppliers and non-competing semiconductor suppliers. We believe our position as an innovator and low-power leader makes us a compelling supplier. In many cases, we can also leverage intellectual property licensing partnerships to accelerate our partners' product developments and extend our process technology roadmaps.
Build Customer Relationships and Partnerships
Our customers are savvy buyers who carefully analyze and evaluate our ability to serve them reliably with products and technology, on a continuous basis, over the long term. A key element of our strategy is to work closely with our customers' product managers and systems design teams, as well as business unit and corporate management teams. These key relationships enable us to acquire a detailed understanding of our customers' business and technology needs. Using this knowledge, we develop solutions to address our customers' design challenges and provide them with differentiated feature sets for their systems.
Our worldwide Sales, Marketing, and Application Support organizations work together to keep an open and ongoing dialog with our customers to highlight milestones and progress on our stated initiatives. Our Sales team is responsible for servicing our Tier 1 and Tier 2 customer requirements. We rely on distributors for our Tier 3 customers and for order fulfillment for some Tier 1 and Tier 2 customers.
Product Overview
We develop and manufacture a wide variety of innovative products that are marketed to Carrier and Enterprise networking, as well as data center infrastructure OEMs. While many of our products are targeted at specific markets, many of them find applications in multiple types of networking equipment across all of our focus markets. We introduced over 60 new products to the market over the last three years, focused on Ethernet technology that can be leveraged across large markets in Carrier and Enterprise networking. A recent history of new product introductions can be found on our website at www.vitesse.com. The information on our website is not incorporated by reference into, and is not made a part of, this report.
Our products fall into the following product lines:
Ethernet Switching Product Line
Our Ethernet Switching product line addresses Gigabit Ethernet and 10 Gigabit Ethernet applications in Carrier and Enterprise markets. This product line consists of Carrier Ethernet switch engines, Enterprise Ethernet switches, Ethernet Media Access Controllers (“MACs”), and Ethernet transceivers (“Copper PHYs”).
Ethernet Switching Product Line

Equipment Deploying our Solutions	Vitesse Solutions
Carrier Networking	Carrier Ethernet Products
Mobile Base Stations and Small Cells	VeriTime Carrier Ethernet Switch Engines
Cell Site Routers and Gateways	Ethernet MACs
IP Edge Routers	Gigabit Ethernet Copper and Dual-Media PHYs
Microwave Mobile Backhaul Systems	SynchroPHY Gigabit Ethernet Copper and Dual-Media PHYs with VeriTime
Carrier Ethernet Switch/Routers
Aggregation Switches and Routers
Packet Optical Transport Systems
Enterprise Networking	Enterprise Products
Managed Enterprise Switches	SME Ethernet Switches
Stackable Enterprise Switches	SME Ethernet Switches with integrated Copper PHYs
Security Appliances	Stackable Enterprise Ethernet Switches
Gaming Consoles	Ethernet MACs
Industrial Ethernet Switches	Gigabit Ethernet Copper and Dual-Media PHYs

Carrier Ethernet Switch Engines:
Carrier networks are transitioning to packet-based IP/Ethernet technologies. Our latest generation switch engines target these applications with innovative features that enable true Carrier Ethernet networking. These products combine the packet processing features typically seen in network processors, together with Layer 2 and Layer 3 Ethernet switch functions, our VeriTime timing and synchronization technology, and an on-board CPU into a single chip at substantially lower cost and lower power than competing discrete and integrated solutions. Additionally, they meet MEF CE 2.0 requirements for mobile backhaul and mobile access equipment, providing forward compatibility for future value-add services. Our new products include two major switch engine families, Jaguar and Caracal, created to address a broad range of applications in the access and edge of the networks. In 2012, Serval, our third family of switch engine products was added to the products portfolio. Serval is aimed specifically at applications including customer premise equipment (“CPE”), access network equipment, wireless base stations including small cells, and Mobile Access equipment including fiber and microwave wireless backhaul equipment.
Enterprise Ethernet Switches:
In Enterprise applications, our Ethernet switches are targeted at desktop, workgroup and LAN infrastructure within SME and SMB markets and enable these systems to migrate to Gigabit Ethernet speeds in a cost-effective manner. To date, we have shipped over 230 million Gigabit Ethernet ports into Enterprise applications. Our Ethernet switch products provide a high-level of integration, leading to a significant reduction in part count, power consumption, and material cost for our customers.
Ethernet MACs:
Ethernet MACs provide addressing and channel control mechanisms that enable multiple network nodes to communicate within a multipoint network. Our MAC products are designed for use in Enterprise class modular Ethernet switch platforms and EoS and OTN systems used in access, metro and long-haul Carrier networking systems. Our Ethernet MACs reduce software development costs for both Gigabit Ethernet and 10 Gigabit Ethernet applications by providing single-chip solutions.
Gigabit Ethernet Copper and Dual-media Transceivers (PHYs):
Copper PHYs allow transmission of 10/100/1000 BASE-T data over Category 5 (“Cat5”) copper cable and fiber optic cabling. This technology is widely deployed in personal computing, home electronics and LAN applications to Enterprise and data center applications, and more recently in Carrier networking applications. We offer a broad range of products in this category, including single, quad and octal devices that offer a combination of low power, low cost and high integration. Our SimpliPHY™ Copper PHYs provide industry-leading low-power operation generally using power saving features such as ActiPHY and PerfectReach and EEE technology that provide energy savings of up to 80%.
SynchroPHY Gigabit Ethernet Copper and Dual-media Transceivers (Phys) with our VeriTime™ 1588v2 Packet timing and synchronization:
Our SynchroPHY Gigabit Ethernet PHY is a pin-compatible enhancement to our prior generation dual-media device, offering our VeriTime enhanced packet timing and synchronization technology. It is the first device on the market supporting both IEEE standards 1588v2 and Y.1731, two critical technologies. In 2012, we reported network performance results to the Telecommunication Standardization Sector, documenting VeriTime's < 10ns per hop accuracy over a nine-hop IEEE1588v2 Transparent Clock (TC) network, fulfilling TD-LTE and LTE-Advanced requirements in real-world tests today.
Connectivity Product Line
Our Connectivity product line includes mixed-signal physical layer devices for connection of systems via optical fiber, copper cable or backplanes. These devices are deployed across a very wide range of applications and markets. Connectivity product lines include Physical Media Devices (“PMDs”), PHYs, crosspoint switches, and signal integrity devices.

Connectivity Product Line

Equipment Deploying our Solutions	Vitesse Solutions
Carrier Networking	Carrier Ethernet Products
Mobile Base Stations	PHYs:
Cell Site Routers and Gateways	1/10 Gigabit Ethernet PHYs including VeriTime-enabled SynchroPHY 1/10Gigabit Ethernet PHYs
IP Edge Routers	10G EDC PHY/CDRs
Enterprise WAN Routers	10G SONET/SDH-class PHYs
Carrier Ethernet Switch/Routers	Signal Integrity Re-timers
Aggregation Switches and Routers	Crosspoint Switches
Multi-Service Platforms	Laser Drivers
WDM Optical Transport Systems	Transimpedance Amplifiers
Packet Optical Transport Systems	Post Amplifiers
Enterprise Networking	Enterprise Products
Data Center Switches	PHYs:
Core Routers and Switches	1/10 Gigabit Ethernet PHYs
Broadcast Video Routers	10G EDC PHY/CDRs
Fibre Channel Switches & Routers	Signal Integrity Devices
Blade Servers	Crosspoint Switches
WDM Optical Transport Systems	Laser Drivers
Packet Optical Transport Systems	Transimpedance Amplifiers
SFP and SFP+ Optical Modules	Post Amplifiers
XFP Modules
PON Optical Modules
Fibre Channel Optical Modules
PMD:
A PMD is a mixed signal device that connects an electrical signal to an optical component. We offer laser drivers, transimpedance amplifiers and post-amplifiers operating at speeds ranging from 1.25 Gbps to 14 Gbps. These products are currently being used in a variety of applications from Carrier long-haul and metro networks to Enterprise Gigabit Ethernet and 10 Gigabit Ethernet networks including storage networks and systems. We also develop products for application in Passive Optical Networks (“PON”) that enable Fiber-to-the-Home (“FTTH”) deployments. Typically, these products are sold to optical module manufacturers who service equipment manufacturers, or directly to OEMs, who build discrete board-based solutions.
PHYs:
A PHY converts high-speed analog signals to low-speed digital signals in fiber optic, copper cable and backplane applications. We incorporated many industry-leading proprietary features into our PHY products such as VScope™, an integrated equalization waveform viewing technology and FlexEQ™, an adaptive equalization and electronic dispersion compensation technology. These technologies dramatically improve signal integrity transmission and reception for applications at 6 Gbps and above. We offer a broad line of PHY products for the Ethernet, SONET/SDH and Fibre Channel markets at speeds ranging from 155 Mbps to 15 Gbps.
We introduced highly accurate IEEE 1588v2 packet timing and synchronization technology, called VeriTime™ into our 1 and10 SynchroPHY Gigabit Ethernet transceivers allowing OEMs to upgrade their equipment with fully functional packet timing capabilities at low incremental cost and development effort. Our 10 Gigabit Ethernet SynchroPHY is a pin-compatible enhancement to our prior generation device. This device offers enhanced packet timing and synchronization technology supporting IEEE standards 1588v2 and Y.1731 and is the first device on the market to support both of these critical technologies. We performed interoperability testing in a variety of forums that demonstrate that VeriTime is dramatically superior to our competition.
Crosspoint Switches:
Our crosspoint switches provide asynchronous, unblocked switching matrices from 4x4 to 144x144 with industry-leading performance up to 11 Gbps. This range of speeds and package form factors enable a wide variety of solutions for SONET/SDH, switching, blade servers and data center switches, high-density routers and HDTV video equipment.

Signal Integrity Devices:
We provide a broad portfolio of devices for generic signal integrity applications including the high-speed transmission of signals over backplanes and copper cables. These devices include repeater and re-timer ICs that support data rates from 155 Mbps to 15 Gbps for protocols, including, Gigabit Ethernet, Fibre Channel, Serial Attached SCSI and Serial Advanced Technology Attachment. Our products are deployed in a wide variety of systems in Carrier, Enterprise, data center, and HD video applications, both within systems and connecting between systems.
Transport Processing Product Line
Our Transport Processing product line addresses the needs of Carrier network providers as they undergo a migration to new Ethernet packet-based networks that provide increased bandwidth and lower cost. Transport processing products include a complete line of framers, mappers and switches for SONET/SDH, EoS, and OTN applications. Latest generation products, as well as our new products in development, integrate increasing amounts of Ethernet packet processing technology. These products operate at speeds up to 10 Gbps and are targeted principally for next-generation systems in the core and metro segments of the Carrier network. Our latest generation of products includes our patented VeriTime timing and synchronization technology.
Transport Processing Product Line

Equipment Deploying our Solutions	Vitesse Solutions
SONET/SDH Optical Transport	10G SONET/SDH Framers/Mappers
SONET/SDH Grooming Switches	10G EoS Framers/Mappers
SONET/SDH Add Drop Multiplexors	SONET/SDH TSI Switches
DWDM Optical Transport Systems	10G OTN Framer/Mappers
Carrier Ethernet Switches and Routers	10G OTN
Aggregation Switches and Routers	SynchroPHY 10G OTN PHYs with VeriTime
Multi-Service Platforms
DWDM Optical Transport Systems
Packet Optical Transport Systems
Framers/Mappers:
Framers are devices that take incoming data traffic from the PHY and process the framing information used for transporting data. Mappers convert data from one protocol to another. We offer a complete line of Framers and Mappers for SONET/SDH, EoS and OTN applications. Our latest generation products, as well as our new products in development, integrate increasing amounts of Ethernet packet processing technology. These products operate at speeds up to 10 Gbps, and are targeted principally for next-generation systems in the core and metro segments of the Carrier networks.
We also introduced the first SynchroPHY OTN mapper/PHY in the market with VeriTime. We believe these capabilities will become important as switches and routers add OTN mapping capability to their interfaces to directly interwork with WDM Transport systems, yet also need the precise packet timing capabilities required for advanced Mobile Networks.
Switches:
A switch receives data from a line card and routes the data to its proper destination. We supply a family of Time Slot Interchange (“TSI”) switches for use in SONET/SDH equipment. We have various TSI switches in our product portfolio that provide aggregate bandwidth up to 1.5 Tbps. Our switches provide higher bandwidth and lower power than competitive solutions. We also provide switch fabric chip sets for a variety of packet backplane applications. These switch fabric solutions allow total system interface bandwidths from 20 Gbps to 160 Gbps and higher.
Market Overview
We classify product revenues into three markets: (1) Carrier Networking; (2) Enterprise Networking; and (3) Non-Core. These classifications reflect the major trends in our product lines and how they map into our customer base. Additionally, we have an intellectual property revenue stream introduced in the last quarter of 2008.
Our ability to achieve sustained revenue growth depends on several factors including, increasing demand from our end markets; our ability to capture and maintain market share in growing markets; the rate at which these new markets ramp into production; and the continuing trend by systems companies to outsource the designing and manufacturing of ICs to companies such as ours.
Carrier Networking
The global telecommunications Carrier network, which includes networks delivering voice and data services, has grown dramatically into a complex combination of networks. To address the technical and operational challenges created by the explosive growth of video bandwidth demand requirements, Carriers are increasingly trying to map Ethernet data services, particularly on mobile devices, for their users. This growth has caused a huge dilemma for service providers who must deliver services to an expanding base of subscribers while simultaneously reducing costs.
To address these challenges, Carriers need to replace their legacy SONET/SDH networks with new all IP/Ethernet-based networks. Broadly, Ethernet technology upgraded to meet these requirements is being referred to as “Carrier Ethernet.” Carrier Ethernet networks for mobile networks increasingly also require accurate synchronization using packet-based timing based on the IEEE1588v2 protocol. The upgrade is essentially an adaptation of Ethernet to provide the same features and functions that have traditionally been provided by telecom protocols such as SONET/SDH and Plesiochronous Digital Hierarchy (“PDH”). Because of the complexity of the Carrier networks, products sold into these applications have long design cycles typically ranging from two to four years from design start to production, and have long life cycles, typically five to 10 years or more.
We provide a variety of products for Carrier networking applications, including products for the newly emerging Carrier Ethernet applications as well as for legacy SONET/SDH and EoS applications. These products generally include:
Carrier Networking Products

Product Line	Vitesse Solutions
Ethernet Switching	Carrier Ethernet Switch Engines
Ethernet MACs
Gigabit Ethernet Copper and Dual-Media PHYs
SynchroPHY Gigabit Ethernet Copper and Dual-Media PHYs with VeriTIme
Connectivity	10 Gigabit Ethernet PHYs
SynchroPHY 10 Gigabit Ethernet PHYs with VeriTime
10G EDC PHY/CDRs
Signal Integrity Devices
Crosspoint Switches
Laser Driver, Transimpedance Amplifiers, Post Amplifiers
Transport Processing	SynchroPHY 10G OTN Mapper/PHYs with VeriTime
10G SONET/SDH Framers/Mappers
10G EoS Framers/Mappers
SONET TSI Switches
10G OTN Framer/Mappers
SynchroPHY 10G OTN Mapper/PHYs with VeriTime
Enterprise Networking
Enterprise networks generally include equipment dedicated to the communication of voice and data services within large Enterprise organizations. An Enterprise network is typically composed of one or more LANs interconnecting computer systems, including workstations and servers, as well as one or more Service Access Network (“SAN”). Enterprise networks typically also include broadband connections to Carrier networks for the broader communication of voice and data outside of the Enterprise. Enterprise networks are usually classified into groups depending on their size and complexity. Categories are large Enterprise, data center switching, SME, SMB and SOHO. The complexity of products within the Enterprise networks varies dramatically based on the market segment. Products at the “low-end” of the network, in SOHO, SME and low-end SME applications, typically have fast design cycles on the order of six to 12 months and short life cycles, on the order of three to five years. Products sold into applications at the “high-end” of Enterprise, such as data center switching have longer design cycles, typically one to two years from design start to production and long life cycles, typically three to seven years or more.

We provide a variety of products into Enterprise networking applications. These products generally include:
Enterprise Networking Products

Product Line	Vitesse Solutions
Switching	SME Ethernet Switches
SME Ethernet Switches with integrated Copper PHYs
Stackable Enterprise Ethernet Switches
Ethernet Media Access Controllers
Gigabit Ethernet Copper and Dual-Media PHYs
Connectivity	10 Gigabit Ethernet PHYs
10G EDC PHY/CDRs
Signal Integrity Devices
Crosspoint Switches
Laser Driver, Transimpedance Amplifiers, Post Amplifiers
Non-Core
Products that do not substantially sell into the Carrier or Enterprise networking markets, or have no current or future investment, have been classified as Non-Core products. Today, these products include legacy products from our Fibre Channel storage products line, our Raid-on-Chip processor line, our network processor product line, and our packet-based switch fabric product line. Many of these non-core products have approached end-of-life status. We have made no material R&D investments in these products in the last five years.
Customers
We market and sell our semiconductor products directly to leading OEMs and ODMs, and through third-party electronic component distributors and manufacturing service providers. Sales to distributors accounted for approximately 47.5%, 42.0% and 50.4%, of our net revenues for fiscal years 2012, 2011 and 2010, respectively. For fiscal year 2012, distributors Nu Horizons Electronics and WPG Holdings accounted for 13.5% and 10.7%, respectively, of our net revenues. For fiscal year 2011, distributor Nu Horizons Electronics and direct customer Huawei Technologies accounted for 20.6% and 10.3%, respectively, of our net revenues. For fiscal year 2010, distributor Nu Horizons Electronics and direct customer Huawei Technologies accounted for 23.9% and 13.3%, respectively, of our net revenues.
Our top five OEM customers for fiscal year 2012 were Alcatel-Lucent, Cisco, Ciena, Huawei Technologies, and ZTE. Our sales to these customers accounted for approximately 27.5% of our fiscal year 2012 net revenues. Our top five OEM customers for fiscal year 2011 were Alcatel-Lucent, Cisco, Huawei Technologies, Tellabs, and ZTE. Our sales to these customers accounted for approximately 28.6% of our fiscal year 2011 net revenues. Our top five OEM customers for fiscal year 2010 were Alcatel-Lucent, Cisco, Huawei Technologies, Nokia Siemens, and ZTE. Our sales to these customers accounted for approximately 32.4% of our fiscal year 2010 net revenues.
Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue, a trend we expect to continue. On a bill-to basis, international sales constituted 65.2%, 63.3% and 67.3% of our net revenues in fiscal years 2012, 2011 and 2010, respectively. We believe a substantial portion of the products billed to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe. The “Significant Customers, Concentration of Credit Risk and Geographic Information” footnote in the accompanying consolidated financial statements provides more specific data on revenue by geographic area.
Future sales of our technology products will be based on, among other elements, continued expansion of our product line; the acceptance of our products; our customer service levels; expansion into additional domestic and international markets; and our ability to maintain a competitive position against other technology providers.
Manufacturing and Operations
Wafer Fabrication
Our products make use of the state-of-the-art complementary-symmetry metal-oxide-semiconductor (“CMOS”) technology and other semiconductor technologies, such as silicon-germanium (“SiGe”). As a fabless semiconductor company, wafer fabrication for our products is outsourced to third-party silicon wafer foundries such as Taiwan Semiconductor Manufacturing Corporation (“TSMC”), GlobalFoundries, IBM, and TowerJazz Semiconductor. Outsourcing our wafer manufacturing requirements enables us to eliminate the high costs of owning, operating and upgrading fabrication facilities and focuses our resources on design and test applications, where we believe we have greater competitive advantages.
Probe, Assembly and Final Test
The highest complexity wafers pass through wafer sort to determine which of the die on the wafer meet functional and performance specifications. This step in the manufacturing process determines the yield of good die per wafer versus the scrap of non-functioning die.
Approved probed die are assembled into packages by our outsourced IC packaging subcontractors in Asia and the United States. Following assembly, packaged products go through final testing in packaged form to ensure that they meet all functional, performance and quality requirements. This step in the process determines the final yield.
In 2010, we transitioned the majority of our probe and final testing activities from our internal operations in California to an outsource model with an offshore manufacturer. Today, we outsource the majority of our probe and test functions in order to reduce our manufacturing cycle times, better address customer requirements, increase inventory turns and reduce our overall fixed cost of probe and testing. For most products we maintain the capability to probe and test products in small volumes at our own facilities. Like our subcontractors, we use advanced automated testers and high-performance bench test equipment.
Engineering, Research and Development
The market for our products is characterized by continually evolving industry standards, rapid advancements in process technologies, and increasing levels of functional integration. We believe that our future success will depend largely on our ability to continue to improve our products and our process technologies, to develop new technologies and to adopt emerging industry standards. Our belief that Ethernet will be the dominant networking technology for both Carrier and Enterprise networks has allowed us to focus our internal development resources to launch over 60 new products in the past three years.
Vitesse has a dedicated team of engineers who integrate industry standards development, technology changes, and the product directions of our customers, in an effort to provide forward-looking guidance to the development teams in the form of a product roadmap. We work closely with our customers to co-specify and/or co-develop products. We refer to these early adoption customers as alpha-site customers. Occasionally, our agreements with alpha-site customers will include non-recurring development charges (“NREs”) and/or product purchase commitments.
We expend considerable design effort to increase speed and complexity and to reduce the power dissipation of our products, and to create new, value-added features and functionality. We continue to develop common IP cores and standard blocks that can be reused in multiple products, thereby reducing design cycle time and increasing first-time design correctness.
We have significant research, engineering and product development resources located in two design centers in the United States, combined with four international design centers in Asia and Europe. Our engineering, research and development expenses in fiscal years 2012, 2011 and 2010 were $42.7 million, $53.0 million and $51.0 million, respectively. To capitalize on software capability, co-locate development with customers, and continue to focus on our development organization, while improving profitability, we have expanded our capabilities in low-cost regions such as Taiwan and India.
Sales and Customer Support
In light of the significant engineering support required in connection with the sale of high-performance ICs, we provide our customers with both field engineering and application engineering support prior to the sale. These sales support services, which are provided by our field engineering and application engineering personnel, are utilized in the sales process in order to educate customers and to develop and close sales. As is common in the industry, our sales cycle is typically lengthy, often six to 12 months or more, and requires the continued participation of salespeople, field engineers, application engineers, and senior management.
The steps in the typical sales cycle of our product are as follows:
Design Opportunity Phase

•	Field applications engineers work with the customer to design our products into their systems.

•	Product capabilities and performance are demonstrated to the customer via evaluation boards and/or evaluation systems.

•	Product samples are provided to the customer and our field applications engineers assist in bringing the product to a working level in the customer's lab.

•	Extensive testing is performed in the customer's lab to determine the viability and performance of our product in addressing the customer's needs and specifications.
Design Win Phase

•
We use multiple elements to determine a design win. These might include firm commitment from a customer's engineering and-or purchasing organizations, pre-production orders or other indications that we were selected over our competitors for use in the customer's system application. In the great majority of cases, we are the sole-source supplier to our customers, and typically cannot be easily replaced once we have secured a design and it goes into production.

•	We support the customer with additional technical support as they go through system-level qualification and testing. This support typically includes hardware and software development support.
Production Phase

•
Once the customer has completed system development and qualification efforts, they may move their product into the production phase. Typically, it takes our customer from six to 24 months to go from design win to production.

•
Once the product is in production, the customer is provided a standard product warranty and minimal additional sales support. Our products are generally warranted against defects in materials and workmanship for a period of one year.

Our sales headquarters are located in Camarillo, California. We have additional sales and field application support offices in the United States, Canada, China, Europe, India, and Taiwan.
Intellectual Property
As of September 30, 2012, we held 82 United States patents and 20 foreign patents and had 24 patent applications pending in the United States. We are in the process of filing additional patent applications. We also generally enter into confidentiality agreements with our employees, consultants and business partners, and typically control access to and distribution of our proprietary information. Despite these precautions, it is possible that competitors or other unauthorized third parties may obtain and copy, use or disclose our technologies and processes, develop similar technology independently, or design around our patents. As such, any rights granted under our patents may not provide us with meaningful protection. In addition, we may not be able to successfully enforce our patents against infringing products in every jurisdiction. See “Risk Factors” under Item 1A of this Report for further discussion of the risks associated with patents and intellectual property.
Competition
The markets for our products are highly competitive and subject to rapid advancement in design technology, wafer manufacturing techniques and alternative networking technologies. We must identify and capture future market opportunities by developing and deploying value-added products to offset the rapid price erosion that characterizes our industry.
We compete for market share based on our customers' selection of our components over our competitors during the design phase of our customers' systems. In addition, many of our large customers have their own internal design teams, which results in our competition against these teams when our customers consider a “make vs. buy” decision. Our ability to compete is dependent on the needs of our customers, how well our products address those needs, our corporate relationships, and a variety of other factors.

Competition is particularly strong in the market for communication ICs, in part due to the market's historical growth rate, which attracts larger competitors, and in part due to the number of smaller companies focused on this area. The trend in the industry has been, and continues to be, to outsource more designs to companies such as ours. While we expect this trend to continue, we view internal design efforts by our customers as a significant competitive threat. Larger competitors in our market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that we may have otherwise won.
In the communications networking market, which includes our Carrier and Enterprise networking markets, our competitors include Applied Micro Circuit, Broadcom, EZChip Semiconductor, Marvell Technology Group, Mindspeed Technologies, and PMC-Sierra. In the signal integrity market, our competitors include Maxim Integrated Products, Mindspeed Technologies, Semtech, and Texas Instruments. Over the next few years, we expect additional competitors, some of whom may have greater financial and other resources than we have, to enter the market with new products. In addition, we are aware of smaller, privately held companies that focus on specific subsets within our range of products. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.
Cyclicality
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving technical standards, short product life cycles, and wide fluctuations in product supply and demand. These factors and others, together with changes in general economic conditions, cause significant upturns and downturns in the industry and within our business. In addition, our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, such as demand for network infrastructure equipment, the timing of receipt, reduction or cancellation of significant orders, fluctuations in the levels of component inventories held by our customers and channel partners, the gain or loss of significant customers, market acceptance of our products and our customers' products, our ability to develop, introduce, and market new products and technologies on a timely basis, the availability and cost of products from our suppliers, new product and technology introductions by competitors, intellectual property disputes and the timing and extent of product development costs.
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
We generally use the “sell-through” model of accounting when using our distribution network. The “sell-through” model recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the “sell-through” methodology we may have variability in our revenue from quarter to quarter as customers have substantial flexibility to reschedule backlog with most of our channel partners as part of the terms and conditions of sale.
Environmental Management
We monitor the environmental impact of our products. Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry. Many companies are moving toward becoming compliant with the Restriction of Hazardous Substances Directive (“RoHS”), the European legislation that restricts the use of a number of substances, including lead, effective July 2006. We believe that our products are compliant with the RoHS directive. Additionally, some of our subcontractors may be required to register processing materials as required by Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) European Union Regulation, EC/2006/1907.
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

Employees
As of October 31, 2012, we had 336 employees worldwide, including 174 in R&D, with the balance of employees, listed in population size order, in operations, marketing and sales, and finance and administration. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced a work stoppage. We believe our employee relations are good.
Available Information
We file annual, quarterly and special reports, as well as proxy statements and other information, with the Securities Exchange Commission (“SEC”). Any document that we file with the SEC may be read or copied at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. Our SEC filings are also available at the SEC's website at www.sec.gov, and through our website, free of charge, at www.vitesse.com. The information on our website is not incorporated by reference into and is not made a part of this report.

ITEM 1A. RISK FACTORS
You should carefully consider the risks described below before investing in our securities. We organize our risks into the following categories:

•	Risks Relating to Our Business; and

•	Risks Relating to an Investment in Our Common Stock or Debt.
Risks Relating to Our Business
We have experienced losses from operations and may experience future losses from operations.
For the year ended September 30, 2012, we had a net loss of $1.1 million, primarily due to interest expense that was partially offset by a gain from the change in the fair value of the compound embedded derivative. Due to general economic conditions and slowdowns in purchases of networking equipment, it continues to be difficult for us to predict the purchasing activities of our customers. We expect that our operating results will fluctuate substantially in the future and we may experience future losses from operations. In order to achieve and sustain profitability, we must achieve a combination of substantial revenue growth and/or a reduction in operating expenses.
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

•	Fluctuations in demand for network infrastructure equipment;

•	The timing of receipt, reduction or cancellation of significant orders and shipments;

•	Fluctuations in the levels of component inventories held by our customers and channel partners;

•	The gain or loss of significant customers;

•	Significant changes in the type and mix of products being sold;

•	Increased competition from current and future competitors;

•	Market acceptance of our products and our customers products;

•	Our ability to develop, introduce and market new products and technologies on a timely basis;

•	The availability and cost of products from our suppliers;

•	Reductions in the selling prices of our products;

•	Design changes to our products made by our customers;

•	New product and technology introductions by competitors;

•	Failure by third-party foundries and other subcontractors to manufacture, assemble, test and ship products on time;

•	Changes in third-party foundries' and other subcontractors' manufacturing capacity, utilization of their capacity and manufacturing yields;

•	Intellectual property disputes; and

•	The timing and extent of product development costs.
Our operating results may be adversely impacted by economic conditions and uncertainties in the markets we address, including the cyclical nature of and volatility in the semiconductor industry. As a result, the market price of our common stock may decline.
We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant and extended downturns. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenues and in our results of operations. Any downturns in the semiconductor industry may be severe and prolonged and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenues and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints which may affect our ability to manufacture and ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.
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
A portion of our sales is realized through independent resellers and distributors that are not under our control. For the year ended September 30, 2012, 47.5% of our net revenues were through these entities. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline.

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
Further, we use the “sell-through” accounting policy model which recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the “sell-through” methodology, we may have variability in our revenue from quarter to quarter as customers have substantial flexibility to reschedule backlog with most of our distribution partners as part of their terms and conditions of sale.
Order or shipment cancellations or deferrals could cause reductions in our revenues or unplanned inventory growth resulting in excess inventory, which may adversely affect our operating results.
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
Sales to customers located outside the United States account for a significant percentage of our revenues. International sales constituted 65.2%, 63.3% and 67.3% of our net revenue in fiscal years 2012, 2011 and 2010, respectively. Development and customer support operations located outside the United States have historically accounted for a significant percentage of our operating expenses, and we anticipate that such operations will continue to account for a significant percentage of our expenses. International sales and operations involve a variety of risks and uncertainties, including risks related to:

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

If we are unable to develop and introduce new products successfully, keep abreast of the rapid technological changes in our market or achieve market acceptance of our new products, our revenues and operating results will be adversely affected.
Our future success will depend on our ability to develop and timely introduce new, high-performance ICs and IC systems for existing and new markets and our success in developing and delivering these new products will depend on various factors, including our ability to:

•	Accurately predict market requirements, changes in technology and evolving industry standards;

•	Accurately define new products;

•	Expand our software capabilities in order to provide customers with complete product solutions;

•	Complete and introduce new products in a cost-effective and timely manner;

•
Qualify and obtain industry interoperability certification of our products and our customers products into which our products will be incorporated, including the related software content included in our products or with which our products integrate;

•	Work with our wafer foundry, assembly, and probe and test subcontractors to achieve high manufacturing yields;

•	Convince leading communications equipment manufacturers to select these products; and

•	Gain market acceptance of our products and our customers' products.
We may not have sufficient resources to make the substantial investment in research and development in order to develop and bring to market new and enhanced products or to improve and further develop the software content included in our products or their compatibility with systems in which our products integrate. Furthermore, we are required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We may be unable to timely develop and introduce new or enhanced products, our products may not satisfy customer requirements or achieve market acceptance, or we may be unable to anticipate new industry standards and technological changes. We also may not be able to respond successfully to new product announcements and introductions by competitors.
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

Our ability to accurately forecast customer demand may also be impaired by the delays inherent in our lengthy sales cycle. After we have developed and delivered a product to a customer, our customers need time to test, evaluate and adopt our products and additional time to begin production of the equipment that incorporates our products. Due to this lengthy cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenues from these products. It is possible that we may never generate any revenues from these products after incurring such expenditures. Even if a customer selects our product to incorporate into their equipment or devices, we have no assurance that the customer will ultimately bring our product to market or that such effort by our customer will be successful. If we incur significant research and development expenses, marketing expenses and investments in inventory in the future that we are not able to recover, and our operating results could be adversely affected.
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
Wafer fabrication for our products is outsourced to third-party silicon wafer foundry subcontractors, primarily TSMC and, to a lesser extent, Global Foundries, IBM, and TowerJazz Semiconductor. We depend on these third-party wafer foundries to allocate a portion of their manufacturing capacity sufficient to meet our needs and to produce wafers of acceptable quality in a timely manner. There are significant risks associated with our reliance on third-party foundries, including:

•	Lack of assured wafer supply, the potential for wafer shortages and possible increases in wafer prices;

•	Limited control over delivery schedules, manufacturing yields, product costs, and product quality; and

•	Unavailability of, or delays in, obtaining access to key process technologies.
These risks and other risks associated with our reliance on third-party wafer foundries could materially and adversely affect our revenues, cash flows, operating results, and relationships with our customers.
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
Certain of our suppliers integrate components or use materials manufactured in Japan in the production of our products. The earthquake and tsunami that occurred in March 2011 in Japan disrupted the global supply chain for components manufactured in Japan that are incorporated in our products or included in the end user products of our customers. Due to cross dependencies, supply chain disruptions stemming from the occurrences in Japan could negatively impact the demand for our products, including, for example, if our customers are unable to obtain sufficient supply of other components required for their end products. We continue to monitor the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain.

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
In addition to third-party wafer foundries, we also depend on third-party subcontractors in Asia and the United States for the assembly, wafer probe and package testing of our products. As with the wafer foundries, any difficulty in obtaining parts or services from these subcontractors could affect our ability to meet scheduled product deliveries to customers, which could in turn have a material adverse effect on our customer relationships, revenues and operating results.
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
In the past, we have experienced difficulties in achieving acceptable probe and/or final test yields on some of our products, particularly with new products, which frequently involve new manufacturing processes and smaller geometry features than previous generations. Decreased yields can result in higher unit costs, shipment delays and increased expenses associated with resolving yield problems. Because we also estimate yields to value work-in-process inventory, yields below our estimates may require us to increase the value of inventory and related reserves reflected on our financial statements. Poor manufacturing yields, defects or other performance problems with our products could adversely affect our ability to provide competitively priced products and our operating results.
Defects, errors, or failures in our products could result in higher costs than we expect and could harm our reputation and adversely affect our revenues and level of customer satisfaction.
Due to the highly complex nature of our products, on occasion an undetected defect, error, or failure may occur when one of our products is deployed in the field. The occurrence of defects, errors, or failures in our products could result in cancellation of orders, product returns, increased warranty expense, and the loss of, or delay in, market acceptance of our IC solutions. Our customers could, in turn, bring legal actions against us, resulting in the diversion of our resources, legal expenses and judgments, fines or other penalties, or losses. Any of these occurrences could adversely affect our business, results of operations and financial condition.
We face significant emerging and existing competition and, therefore, may not be able to maintain our market share or may be negatively impacted by competitive pricing practices.
The markets for our products are intensely competitive and subject to rapid technological advancement in design technology, wafer manufacturing techniques and alternative networking technologies. Our competitors have increasingly frequent opportunities to supplant our products in next-generation systems because of shortened product life and design cycles in many of our customers' products. Our customers may substitute use of our products in their next-generation equipment with those of current or future competitors. Our customers may choose to internally design and develop products for themselves.
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
We sell products in markets that are characterized by rapid technological changes in product technologies, process technologies and software, including evolving industry standards, frequent new product introductions, short product life cycles, and increasing demand for higher levels of integration, smaller process geometries, and increasing levels of software content. We believe that our success, to a large extent, depends on our ability to adapt to these changes, to continue to improve our product technologies, and to develop new products and technologies to maintain our competitive position. Our failure to accomplish any of these objectives could have a negative impact on our business and financial results. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards.
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
Recent general worldwide economic conditions have included slower economic activity, an increase in bankruptcy filings, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns in the wired and wireless communications markets, international conflicts, terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and these conditions have caused, and may continue to cause, United States and foreign businesses to slow spending on products such as ours, which delays and lengthens sales cycles. We cannot predict the timing, strength or duration of any slowdown or subsequent recovery in the worldwide economy, the semiconductor industry or the wired and wireless communications markets. If the economy or markets in which we operate do not return to historical levels, our business, financial condition and results of operations will likely be materially and adversely affected.
Our business is subject to environmental regulations that could increase our operating expenses.
We are subject to a variety of federal, state and local environmental regulations relating to the use, storage, discharge, and disposal of toxic, volatile and other hazardous chemicals used in our design process. In some circumstances, these regulations may require us to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including the potential liabilities associated with chemicals used in our design process. If we fail to comply with these regulations, we could be subject to fines or be required to suspend or cease our operations. In addition, these regulations may restrict our ability to expand operations at our present locations in the United States and worldwide or require us to incur significant compliance related expenses.
Laws and regulations have been enacted in several jurisdictions in which we sell our products, including various European Union, (“EU”), member countries. For example, the RoHS directive, an EU regulation, restricts the use of certain hazardous substances, including lead, used in the construction of component parts of electrical and electronic equipment. We believe that our products comply with the RoHS directive; however, if we fail to comply with these regulations in the future we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We may incur increased manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements this directive, but we cannot currently estimate the extent of such increased costs or production delays, if any. To the extent that any such cost increases or delays are substantial, our operating results could be materially adversely affected. Also, we are aware that lead times for new, compliant components are longer and that older, non-compliant components are being discontinued at a fast pace. We or our customers may be impacted by shortages if parts that comply with the RoHS directive are not available.
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
We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants and business partners, and control access to, and distribution of our proprietary information. As of September 30, 2012, we held 82 United States patents and 20 foreign patents and had 24 patent applications pending in the United States for various aspects of design and process innovations.
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
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. As is common in the industry, from time to time, third parties have asserted patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business and have demanded that we license their patents and technology. To date, none of these claims has resulted in the commencement of any litigation against us, nor have we believed that it is necessary to license any of the rights referred to in such claims. We expect, however, that we will continue to receive such claims in the future, and any litigation to determine their validity, regardless of our merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We also may be required to defend and indemnify customers against claims of infringement of third-party intellectual property rights, which could result in significant expense. Our recent efforts to license our intellectual property to third parties may also increase the potential for others to initiate claims against us. We cannot assure that we would prevail in such disputes given the complex technical issues and inherent uncertainties in intellectual property litigation. The resolution or compromise of any litigation or other legal process to enforce such alleged third party rights, including claims arising through our contractual indemnification of our customers, or claims challenging the validity of our patents, regardless of its merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. If such litigation were to result in an adverse ruling we could be required to:

•	Pay substantial damages;

•	Discontinue the use of infringing technology, including ceasing the manufacture, use or sale of infringing products;

•	Expend significant resources to develop non-infringing technology;

•	Pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology; or

•	License technology from the party claiming infringement, which license may not be available on commercially reasonable terms.
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
Risks Relating to an Investment in Our Common Stock or Debt Instruments
We have significant debt in the form of our Term A Loan, Term B Loan and 2014 Debentures.
As of September 30, 2012, we had outstanding $17.2 million in original principal of our senior term loans with Whitebox VSC, Ltd., of which $7.9 million (the “Term A Loan”) bears interest at a fixed rate of 10.5% per annum, payable quarterly in arrears, and has a maturity date of February 4, 2014, and $9.3 million (the “Term B Loan”) bears interest at a fixed rate of 8.0% per annum, payable quarterly in arrears, and has a maturity date of October 30, 2014.
As of September 30, 2012, we had outstanding $46.5 million of our 8.00% Convertible Second Lien Debentures Due 2014 (the “2014 Debentures”) that mature on October 30, 2014. Our debt could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our financing requirements for at least the next 12 months. However, this may not be the case. If we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.
Our operating and financial flexibility is limited by the terms of the agreements governing our Term A and Term B Loans and the indenture governing our 2014 Debentures.
The loan agreement governing our Term A Loan and Term B Loan and the indenture governing our 2014 Debentures contain financial and other covenants that may limit our ability to, or prevent us from, taking certain actions that we believe are in the best interests of our business and our stockholders. For example, the loan agreement and the indenture contain covenants that limit our ability, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our stockholder and affiliates;

•	enter into hedging agreements;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.
A breach of any of these covenants could result in a default under the loan agreement or the indenture or both, in which event our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders require immediate repayment, and we do not have sufficient funds to repay them in full, substantially all of our assets secure our obligations under the Term A Loan, Term B Loan and 2014 Debentures, and assets may be sold to pay those obligations, which could severely harm our business.
Our stockholders will experience significant dilution in connection with the conversion of our Series B Preferred Stock, 2014 Debentures and our Term B Loan.
As of September 30, 2012, we had outstanding 134,720 shares of our convertible Series B Preferred Stock (convertible on a one-to-five basis), $46.5 million of 2014 Debentures and $9.3 million of Term B Loan convertible debt. Full conversion of the currently outstanding Series B Preferred Stock, the 2014 Debentures and the Term B Loan would result in the issuance of 12,892,612 shares of common stock. The conversion of our shares of Series B Preferred Stock, 2014 Debentures and the Term B Loan could have a significant dilutive impact on the ownership rights of our stockholders.
The holders of our 2014 Debentures can convert their debt into common stock and own a significant percentage of our voting securities, which would give these holders significant influence over us and enable them to act in a manner with which other stockholders may disagree or that is not necessarily in the interests of other stockholders.
As of September 30, 2012, we had outstanding $46.5 million of 2014 Debentures convertible at a price of $4.50 per share into an aggregate of 10,331,778 shares of our common stock. If all of the 2014 Debentures converted into common stock, those shares would represent 28.6% of our outstanding common stock as of September 30, 2012. Some of the holders of our 2014 Debentures also may hold shares of our common stock and shares of our series B preferred stock. If the holders of our 2014 Debentures convert their debt into common stock, they would own a significant percentage of our voting securities and would have significant influence over all matters submitted to the stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. These security holders may have interests that are different from our other stockholders. For example, the holders of the 2014 Debentures may support proposals and actions with which other stockholders may disagree or which are not in their interests. In addition, their combined ownership of common stock, series B preferred stock and 2014 Debentures could motivate them to support a sale of Vitesse at a price that is not attractive to many other stockholders. Furthermore, the concentration of ownership could delay or prevent a change in control of Vitesse or otherwise discourage a potential acquirer from attempting to obtain control of Vitesse, which in turn could reduce the price of our common stock.
The price of our common stock may fluctuate significantly.
The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

•	Our operating and financial performance and prospects, including our ability to achieve sustained profitability;

•	The depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	Investor perception of us and the industry in which we operate;

•	The level of research on our company;

•	Changes in earnings estimates or buy/sell recommendations by analysts;

•	The issuance and sale of additional shares of common stock;

•	General financial and other market conditions; and

•	Domestic and international economic conditions.
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

Our ability to use our net operating losses (“NOLs”) and other tax attributes to offset future taxable income could be limited by an ownership change and/or decisions by California and other states to suspend the use of NOLs.
We have significant NOLs and research and development (“R&D”) tax credits available to offset our future United States federal and state taxable income. Our NOLs are subject to limitations imposed by Section 382 of the Internal Revenue Code (and applicable state law). In addition, our ability to utilize any of our NOLs and other tax attributes have been and may in the future be subject to significant limitations under Section 382 of the Internal Revenue Code (and applicable state law) if we undergo an ownership change. In the event of an ownership change, Section 382 imposes an annual limitation (based upon our value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income a corporation may offset with NOLs. If we undergo an ownership change, Section 382 would also limit our ability to use R&D tax credits. In addition, if the tax basis of our assets exceeded the fair market value of our assets at the time of the ownership change, Section 382 could also limit our ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. As a result, our inability to utilize these NOLs, credits or amortization as a result of any ownership changes could adversely impact our operating results and financial condition.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Our headquarters, and principal R&D and sales facilities, is located in Camarillo, California and is leased pursuant to a non-cancellable operating lease with a term that expires on January 31, 2014. The total space occupied in this building is approximately 111,000 square feet. We also lease an additional 58,000 square foot facility in Camarillo (“Calle Carga”), which is leased through December 2015. We will reoccupy and build out the Calle Carga facility upon the expiration of our main Camarillo facility lease in January 2014. We also lease space in additional locations that include domestic and international offices in Austin, Milpitas, New Jersey, China, Denmark, Germany, India and Taiwan. As of September 30, 2012, we lease total space of approximately 280,000 square feet. Our current space is sufficient to accommodate current operations.
ITEM 3. LEGAL PROCEEDINGS
From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2012, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on The NASDAQ Global Market under the symbol “VTSS” since March 2, 2011. Prior to March 2, 2011, our common stock was traded on the OTCQB Marketplace of the OTC Markets Group Inc. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on The NASDAQ Global Market from and after March 2, 2011, and the high and low bid quotations of our common stock as reported on the OTCQB Marketplace prior to March 2, 2011. Quotations reported on the OTCQB Marketplace reflect inter‑dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended 2012
October 1 through December 31, 2011	$2.95	$2.08
January 1 through March 31, 2012	4.13	2.44
April 1 through June 30, 2012	3.71	2.13
July 1 through September 30, 2012	2.75	1.91

	High	Low
Fiscal Year Ended 2011
October 1 through December 31, 2010	$4.85	$3.56
January 1 through March 31, 2011	6.00	4.10
April 1 through June 30, 2011	5.25	3.85
July 1 through September 30, 2011	4.20	2.86
Holders of Record
As of November 30, 2012, there were approximately 1,183 stockholders of record of our common stock. The number of holders of record of our common stock does not include the number of stockholders whose shares are held in nominee or “street name” accounts through brokers and other institutions.
Dividends
We have never paid cash dividends and presently intend to retain any future earnings for business development. Further, our existing loan agreement and the indenture governing our 2014 Debentures limit the payment of dividends without the consent of the lenders.

Five-Year Stock Performance Graph
The following performance graph compares the cumulative total stockholder return for our common stock with the NASDAQ Composite Index, the NASDAQ Stock Market-United States Index and the NASDAQ Electronics Components Index from market close on the last trading day in September 2007 through the last trading day in September 2012. The graph is based on the assumption that $100 was invested in each of our common stock, the NASDAQ Composite Index, the NASDAQ Stock Market-United States Index and the NASDAQ Electronics Components Index on the last trading day in September 2007. The stock price performance on this graph is not necessarily an indicator of future price performance.
The stock price performance graph depicted below shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liabilities of such section, nor shall such graph be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6. SELECTED FINANCIAL DATA
The table below sets forth selected consolidated financial data for the five years in the period ended September 30, 2012 that has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	As of and for the years ended September 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Product revenues	$109,920	$132,742	$165,633	$154,927	$218,536
Intellectual property revenues	9,563	8,225	357	13,250	10,000
Net revenues	119,483	140,967	165,990	168,177	228,536
Restructuring and impairment	(1,424)	3,656	854	528	—
Accounting remediation & reconstruction (revenue) expense & litigation costs	—	—	73	(9,922)	10,761
Goodwill impairment	—	—	—	191,418	—
Income (loss) from operations	1,635	(11,073)	3,991	(179,005)	8,378
(Loss) income from continuing operations	(1,112)	(14,812)	(20,176)	(194,112)	7,510
Income from discontinued operations, net of tax	—	—	121	71	9,044
Net (loss) income	(1,112)	(14,812)	(20,055)	(194,041)	16,554
Fair value adjustment of Preferred Stock - Series B	—	—	126	—	—
Net (loss) income available to common stockholders	$(1,112)	$(14,812)	$(20,181)	$(194,041)	$16,554
Net (loss) income per share:
Basic and diluted:
Continuing operations	$(0.04)	$(0.61)	$(0.96)	$(16.92)	$0.67
Discontinued operations	—	—	0.01	0.01	0.81
Net (loss) income per share	$(0.04)	$(0.61)	$(0.95)	$(16.91)	$1.48
Fair value adjustment of Preferred Stock-Series B	—	—	(0.01)	—	—
Net loss (income) per common share available to common stockholders	$(0.04)	$(0.61)	$(0.96)	$(16.91)	$1.48
Weighted average shares outstanding: basic	25,121	24,315	21,074	11,478	11,181
Balance Sheet Data:
Cash and short-term investments	$23,891	$17,318	$38,127	$57,544	$36,722
Working capital	28,694	26,659	48,037	39,397	49,198
Total assets	56,616	60,994	97,529	109,273	292,277
Long term compound embedded derivative liability	2,899	7,796	15,476	—	—
Other long term obligations, including debt	58,373	56,180	65,095	111,352	126,123
Total stockholders’ (deficit) equity	$(24,015)	$(28,459)	$(21,206)	$(61,273)	$125,526
Fiscal Year 2012
In the fourth quarter of 2012, we determined that it was unlikely that we would be able to sublease Calle Carga, our secondary Camarillo leased office and warehouse space for the remaining lease term through December 2015. Therefore, we decided that we would reoccupy the exited facility upon the expiration of our main Camarillo facility lease in January 2014 instead of locating to a new facility as originally planned. Accordingly, we reversed the lease termination reserve of $1.4 million.
Fiscal Year 2011
On January 18, 2011, we paid $8.0 million against the principal balance of our Senior Term Loan. On February 4, 2011, we exchanged our existing Senior Term Loan for two new term loans (Term Loan A and Term Loan B), each in the principal amount of $9.34 million. As of February 4, 2011 the net carrying amount of the Senior Term Loan was $18.7 million, which included the remaining outstanding principal of $17.0 million, and a payment-in-kind balance of $1.7 million. We recognized a $3.9 million loss on the debt exchange. Included in the loss calculation was the remaining balance of the unamortized costs of $0.6 million on the original Senior Term Loan. In July 2011, we paid down the loan by $1.5 million.

In fiscal 2011, in order to reduce costs and streamline the product design process, we implemented a planned reduction in workforce in one of our US design centers. We also consolidated our operations at our headquarters in Camarillo, California and implemented a reduction in personnel across multiple departments. In fiscal 2011, we incurred approximately $3.7 million of costs and charges associated with these activities. These activities are presented as restructuring and impairment charges on the consolidated statements of operations.
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

In May 2010, $3.5 million of 2014 Debentures were converted into 777,778 shares of common stock, based on a conversion price of $4.50 per share. We elected to pay the “Make-Whole Amount” (as defined in the Indenture for the 2014 Debentures) in shares of common stock, and on June 7, 2010 we issued 91,753 shares of common stock valued at $6.20 per share, the fair value per share on the date of settlement, in settlement of the Make-Whole Amount.
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
Fiscal Year 2008
Sale of Storage Products Business
On October 29, 2007, we completed the sale of a portion of our Storage Products business. For fiscal year 2008, we reported the results of operations of the Storage Products business, along with the gain recognized on the sale, in income (loss) from discontinued operations within our statement of operations. For fiscal year 2010, we reported revenue of $0.1 million, net of taxes of $0.2 million related to the final earn-out payments resulting from the sale of the Storage Products business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A. of this Annual Report on Form 10-K.
Overview
We are a leading supplier of high-performance ICs that are used primarily by manufacturers of networking systems for Carrier and Enterprise networking applications. We design, develop and market a diverse portfolio of high-performance, low-power and cost-competitive networking and connectivity IC solutions. For more than 25 years, we have been a leader in the adoption of new technologies in Carrier and Enterprise networking.
Carrier and Enterprise networks have experienced a dramatic increase in both bandwidth demands and complexity driven by the introduction of new content-rich services, the convergence of voice, video and data and enhanced 4G/LTE mobile networks. Media-rich devices such as smartphones and game consoles require increased bandwidth. New Enterprise deployment options such as cloud based servers and social media and tele-presence have also increased demand.
These trends have forced a significant transition and consolidation of both Carrier and Enterprise networks to all-IP and packet-based Ethernet networks that can scale in terms of services, bandwidth and capability while lowering power consumption and acquisition and operations costs. These networks are based on technology that is significantly more sophisticated, service-aware, secure and reliable than traditional Enterprise-grade Ethernet LAN technology. Such networks are built on new technology that is often referred to as “Carrier Ethernet” in Carrier networks and “Converged Enhanced Ethernet” in Enterprise networks.
Industry Trends and Characteristics that Affect our Business
In order to achieve sustained, increasing profitability, we must achieve a combination of revenue growth, consistent or improving margins and careful control of our operating expenses. We continue to focus on improving each of these components of our financial model.
Our new products, generally defined as products introduced since 2010, address the two largest and fastest growing segments of the communications industry-Carrier Ethernet and Enterprise networking. Many of our products also serve the biggest market within these segments, Carrier Mobile Infrastructure, which is beginning to require Carrier Ethernet capabilities.
Our future revenue opportunities are, in part, determined by our continuing ability to participate and capture new design wins within our major customer base. This opportunity depends in large part on our ability to develop, deploy and sell products in a timely manner with features that compete effectively in our markets.
We compete for market share based on our customers' selection of our components over those of our competitors during the design phase of our customers' systems. Our ability to compete is dependent on the needs of our customers, how well our products address these needs, our corporate relationships and a variety of other factors.
Once selected for a design win, we have a high probability of holding the majority market share for this product, typically for the lifetime of the customer's system. The design win is a critical milestone in the path to generating revenue, as our products, and our customers' products, are highly complex and typically require many years of development, testing and qualification before they reach full production. As a result, it may be difficult to forecast the potential revenue from new and existing products at the time we begin our development efforts or achieve our design wins.
Our ability to improve gross margins depends upon several factors, including our ability to continue to reduce our cost of materials, assembly and test, improve manufacturing yields, migrate our products to next-generation process technology, and limit price erosion. We have active programs in place to address each of these factors.

As a fabless semiconductor company, we outsource the substantial majority of our manufacturing. We must manage our supply chain efficiently to ensure competitive materials pricing and effective lead-times for the materials that we purchase. The semiconductor industry is highly cyclical. In periods of strong demand, we may experience longer lead times, and difficulties in obtaining capacity and/or meeting commitments for our required deliveries. Today, almost all of our wafer fabrication and assembly is outsourced. This production model provides us substantial advantages in terms of lower fixed costs, reduced cycle times and lower inventory levels.
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
Gross margin is also impacted by the selling prices of our products, which is primarily determined by competitive factors within the specific markets we serve. Average margins vary widely within the markets we serve, with the Carrier networking market having the highest average margins and the Enterprise networking market having the lowest average margins. We endeavor to increase margins by providing products that have substantial added value relative to our competition. We also increase margins with sales from our intellectual property portfolio in the form of licensing, royalties and patent sales.
To remain competitive, we must efficiently deploy our engineering, research and development (“R&D”) resources into markets that will provide our future revenue growth. The percentage of our total headcount that is attributed to R&D has steadily increased during the last three years from 46.8% in 2010 to 49.3% in 2011 and to 49.4% in 2012. A large part of this growth is in our Hyderabad, India design center where we can more efficiently design software and execute product verification and validation.
Our R&D costs increased from $45.7 million in 2009 to $51.0 million in 2010 to $53.0 million in 2011, as a result of our developing and releasing over 60 new products. Our R&D costs decreased to $42.7 million in 2012 as we consolidated our R&D locations to better focus our R&D efforts. Although we decreased our R&D costs, we have increased our headcount levels by expanding our teams in lower-cost regions that have technical talent pools and proximity to our customers. We intend to continue to focus our R&D efforts and to seek opportunities to more efficiently deploy our R&D resources into larger, growing markets.
As is common in the industry, we sell semiconductor products direct to OEMs and also use a number of distributors and logistics providers to sell products indirectly to our customer base. Product revenues from direct customer sales were $53.2 million or 48.4% of product revenue in fiscal year 2012, compared to $73.6 million or 55.4% of product revenue in fiscal year 2011, and $82.5 million or 49.8% of product revenue in fiscal year 2010. Revenues from direct customer sales, as a percentage of total sales, declined in 2012 due to declining sales to our largest direct customers.
In the normal course of business, we regularly assess our product portfolio to ensure it aligns with our strategy. At such time, we may make the determination to phase out products (“end-of-life”). When we end-of-life a product, we typically provide up to six months notice for our customers to make a last-time-buy of product and six additional months to take receipt of that product. As a result, the end-of-life announcement can result in near-term increases in our revenues as customers typically respond to these announcements by making last-time-buys to ensure that they have adequate stock on hand to support their production forecast. In 2012, we announced the end-of-life of several legacy products, allowing us to focus our manufacturing and distribution on our new products.
Our accounting policy generally uses the “sell-through” model for sales to our distributors. The “sell-through” model recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the “sell-through” methodology we may have variability in our revenue from quarter to quarter as customers have substantial flexibility to reschedule backlog with most of our channel partners as part of the terms and conditions of sale. In addition, the “sell-through” policy requires that we include all distributor channel inventory on our balance sheet as part of our reported inventory. Our product revenues from channel sales were $56.7 million, $59.2 million and $83.1 million, in fiscal years 2012, 2011 and 2010, respectively.
Our sales are distributed geographically around the world. Revenue by geographic region is based upon country of billing. The geographic locations of distributors and third-party manufacturing service providers may be different from the geographic location of the ultimate end users. We believe a substantial portion of the products billed to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe. In 2012, 34.8% of our sales were to the United States, 52.1% to Asia and 13.1% to Europe, the Middle East and Africa

(“EMEA”). In 2011, 36.7% of our sales were to the United States, 45.3% to Asia and 18.0% to EMEA. In 2010, 32.7% of our sales were to the United States, 50.6% to Asia, and 16.7% to EMEA.
Realization of Our Strategy
Several years ago, we embarked on the strategic mission of re-inventing Vitesse to take advantage of the dramatic ongoing transformation of our target networking markets. Our objective is to be the leading supplier of high-performance ICs for the global communications infrastructure markets. Towards that goal, we re-positioned our R&D teams and invested heavily to enter new markets, develop new products and penetrate new customers in an effort to diversify ourselves and provide new opportunities for growth.
In order to optimize the efficiency of our R&D team we chose to serve two large, growing, independent markets which rely increasingly on Ethernet technology: Carrier networking and Enterprise networking. We estimate our total addressable market to have a CAGR of 17% and will approach $2.1 billion by 2016. The Carrier networking market includes core, metro and access equipment used for transport, switching, routing and backhaul in service provider networks. The Enterprise networking market covers Ethernet switching and routing equipment used within LANs in SME networks, SMB, and cloud and security appliances. While both market segments are unique, there is tremendous synergy and cost savings in terms of R&D effort for Ethernet switch and PHY devices allowing us to address these two large markets. Within the Carrier networking segment, our focus and growth is driven by mobile backhaul applications, and within the enterprise segment our focus and growth is driven by the migration from 100 Mbps to 1 GE and 10 GE port speeds. In both markets, Vitesse provides unique low power and low cost solutions by optimizing the feature set for target applications.
As with any high technology company, growth opportunities begin with new products. Over the past three years, we introduced over 60 new products. These included many new “platform” products and technologies that will serve as the basis for future product development. These new products allowed us to substantially increase our served markets in both Carrier and Enterprise networking.
The next step to generating growth is creating market traction and design wins where we are selected by our customers over our competitors. As we have taken our new products to market, we have seen an increase in our customer engagements and the number of design opportunities that were being identified by our sales team. Early adoption of our products by our customers has exceeded our goals. In the past two years, we recorded over 600 new design wins.
Together with our customers, we are now preparing to ramp these new products. In our industry it typically takes six to twenty four months for our customers to go from first product sample received to first customer shipment as customers do the necessary development work to complete and qualify their systems in the network. In 2012, we shipped samples and pre-production on the majority of these new products, and we expect our customers to phase into volume production over the course of 2013.
In 2012, we began a migration of our revenues to our new product portfolio. In 2011, only 6% of our product revenue was from our new product portfolio. In 2012, this grew to 14% of product revenues. We expect revenue from our new products to double in 2013 compared to 2012 and double again in 2014.
Augmenting our product revenues, we leverage our substantial intellectual property portfolio to generate revenues. Our primary focus for intellectual property licensing has been our Gigabit Ethernet Copper PHY and switch cores and eFEC technology. We license to non-competing third parties in adjacent or similar markets.
We have also made progress on our strategy to strengthen our operational performance and execution. Our efforts in operations include reduction in materials costs and cycle times, improved product yields, implementation of programs such as lean manufacturing, and an enhanced customer-centric focus. During the last three years, we accelerated our comprehensive efforts to increase our product gross margins and operating margins, which together have substantially increased our operating leverage. In addition, we strengthened our cash balance by reducing inventory at September 30, 2012, by $15.2 million compared to September 30, 2010.

Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 1 of the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable in the circumstances. We regularly discuss with our audit committee the basis of our estimates. These estimates could change under different assumptions or conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments.
Revenue Recognition
Product Revenues
In accordance with Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred where the earnings process is incomplete.
A substantial portion of our product sales is made through distributors under agreements allowing for pricing credits and/or right of return. Our past history with these pricing credits and/or right of return provisions prevent us from being able to reasonably estimate the final price of our inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the fixed and determinable revenue recognition criterion has not been met at the time we deliver products allowing for pricing credits or right of returns. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hub, arrangements with certain customers. Pursuant to these arrangements, we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but do not recognize revenue unless and until the customer reports that it has removed our product from the warehouse and taken title and risk of loss.
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
Intellectual Property Revenues
We derive intellectual property revenues from the sale and licensing of our intellectual property, maintenance and support fees and royalty revenue following the sale by our licensees of products incorporating the licensed technology. We enter into intellectual property licensing agreements that generally provide licensees the right to incorporate our intellectual property components in their products with terms and conditions that vary by licensee. Our intellectual property licensing agreements may include multiple elements with an intellectual property license bundled with support services. For such multiple element intellectual property licensing arrangements, we follow the guidance in ASC Topic 605-025, Multiple-Element Arrangements, to determine whether there is more than one unit of accounting.
We recognize revenue from the sale of patents when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured. All of the requirements are generally fulfilled upon execution of the patent sale arrangement.
License and contract revenues are recorded upon delivery of the technology when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured. The timing of delivery is dependent on, and varies with, the terms of each contract. Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the intellectual property. Deferred revenue is created when we bill a customer in accordance with a contract prior to having met the requirements for revenue recognition.
Certain of our agreements may contain support obligations. Under such agreements we provide unspecified bug fixes and technical support. No other upgrades, products, or post-contract support are provided. These arrangements may be renewable annually by the customer. Support revenue is recognized ratably over the period during which the obligation exists, typically 12 months or less.
We recognize royalty revenue in the period in which the licensee reports shipment of products incorporating our intellectual property components. Royalties are calculated on a per unit basis, as specified in our agreement with the licensee. We may, at our discretion and in accordance with our agreements, engage a third-party to perform royalty audits of our licensees. Any correction of royalties previously reported would occur when the results are resolved.
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
Inventory Valuation
Inventories are stated at lower of cost or market and consist of materials, labor and overhead. Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method. Costs include the costs of purchased finished products, sorted wafers, and outsourced assembly and test, and internal overhead. We evaluate inventories for excess quantities and obsolescence. Our evaluation considers market and economic conditions; technology changes, new product introductions, and changes in strategic business direction; and requires estimates that may include elements that are uncertain. In order to state the inventory at lower of cost or market, we maintain reserves against individual stocking units. Inventory write-downs, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.
Fair Value
ASC Topic 820, Fair Value Measurements (“ASC 820”), establishes a framework for measuring fair value and requires disclosures about fair value measurement. ASC 820 emphasizes that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):
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
Financial Instruments
ASC Topic 825, Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. These financial instruments are stated at their carrying values, which are estimates of their fair values because of their nearness to cash settlement or the comparability of their terms to the terms we could obtain, for similar instruments, in the current market. Our debt instruments are included in long-term debt, net, and convertible subordinated debt, net, on our consolidated balance sheets.
Senior Term A Loan
At its inception, the fair value of the Term A Loan was computed using a cash flow analysis in which the periodic cash coupon payments and the principal payment at maturity were discounted to the valuation date using an appropriate market discount rate. The discount rate was determined by analyzing the seniority and securitization of the instrument, our financial condition and observing the quoted bond yields in the fixed income market as of the valuation date. The valuation was determined using Level 3 inputs.
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
Convertible Subordinated Debt
The compound embedded derivative included in our convertible subordinated debentures due October 2014 (“2014 Debentures”) required bifurcation and accounting at fair value because the economic and contractual characteristics of the compound embedded derivative met the criteria for bifurcation and separate accounting due to the conversion price not being indexed to our own stock. The compound embedded derivative is comprised of the conversion option and a make-whole payment for foregone interest if the holder converts the debenture early. The make-whole payment for foregone interest expired October 30, 2012, and upon its expiration, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature are now indexed to our own stock. A final valuation was completed on October 30, 2012. We recorded a gain of $0.8 million into earnings due to the change in value and reclassified the final liability value of $2.1 million from other long-term liabilities into equity.
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
The compound embedded derivative is presented on the balance sheet at fair value and the compound embedded derivative is marked-to-market. The change in the fair value of the compound embedded derivative is a non-cash item primarily related to the change in price of the underlying common stock and is reflected in earnings. The compound embedded derivative expired on October 30, 2012. As we intended to, and had the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470, Debt, we classified the liability as a long-term liability on our consolidated balance sheets as of September 30, 2012 and September 30, 2011.
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
Stock Based Compensation
We account for stock based compensation under ASC Topic 718, Compensation-Stock Compensation, which requires us to record related compensation costs. Calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the awards and expected volatility of our stock price. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. Our estimates of expected volatilities are based on weighted historical implied volatility. The expected forfeiture rate applied in calculating stock-based compensation cost is estimated using historical data and is updated annually.

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
Income Taxes
We account for income taxes in accordance with ASC Topic 740, Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, we must make estimates and judgments in determining the provision for taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
We must assess the likelihood that we will be able to recover our deferred tax assets. Our valuation allowance against the deferred tax assets is based on our assessments of historical losses and projected operating results in future periods on a “more likely than not” basis. If and when we generate future taxable income in our tax jurisdictions against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which a change in judgment occurs.
Restructuring Charges-Facility
In calculating the cost to abandon our under-utilized facility, we had to estimate the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues. This calculation required us to estimate the timing and costs of the lease to be terminated, the amount of operating costs for the affected facility and the timing and rate at which we might be able to sublease or complete negotiations of a lease termination agreement. To form our estimates for these costs we performed an assessment of the affected facility and considered the current market conditions. In determining if an event or circumstance occurs that discharges or removes an entity's responsibility to settle a liability for a cost associated with an exit or disposal activity recognized in a prior period, we followed the guidance in ASC 420-10-40-1, that required that the related costs shall be reversed through the same line item(s) in the income statement used when those costs were recognized initially.
Impact of Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements see “The Company and Its Significant Accounting Policies” footnote in the accompanying notes to the audited consolidated financial statements.

Results of Operations
The following table sets forth certain consolidated statements of operations data for the periods indicated. The percentages in the table are based on net revenues.

	September 30,
	2012		2011		2010
	$	%	$	%	$	%
	(in thousands, except for percentages)
Net revenues:
Product revenues	$109,920	92.0%	$132,742	94.2%	$165,633	99.8%
Intellectual property revenues	9,563	8.0%	8,225	5.8%	357	0.2%
Net revenues	119,483	100.0%	140,967	100.0%	165,990	100.0%
Costs and expenses:		—%		—%
Cost of product revenues	46,407	38.8%	53,674	38.1%	71,557	43.1%
Engineering, research and development	42,713	35.7%	52,990	37.6%	50,973	30.7%
Selling, general and administrative	29,822	25.0%	41,233	29.3%	37,618	22.7%
Restructuring and impairment	(1,424)	(1.2)%	3,656	2.6%	854	0.5%
Accounting remediation, reconstruction expense and litigation cost	—	—%	—	—%	73	—%
Amortization of intangible assets	330	0.3%	348	0.2%	797	0.5%
Costs and expenses	117,848	98.6%	151,901	107.8%	161,872	97.5%
Income (loss) from operations	1,635	1.4%	(10,934)	(7.8)%	4,118	2.5%
Other expense (income):
Interest expense, net	7,778	6.5%	8,456	6.0%	9,495	5.7%
Gain on compound embedded derivative	(4,897)	(4.1)%	(7,680)	(5.4)%	(7,869)	(4.7)%
Loss on extinguishment of debt	—	—%	3,874	2.7%	21,311	12.8%
Other expense (income), net	40	—%	(153)	(0.1)%	(164)	(0.1)%
Other expense, net	2,921	2.4%	4,497	3.2%	22,773	13.7%
Loss before income tax expense	(1,286)	(1.1)%	(15,431)	(10.9)%	(18,655)	(11.2)%
Income tax (benefit) expense	(174)	(0.1)%	(619)	(0.4)%	1,521	0.9%
Loss from continuing operations	(1,112)	(0.9)%	(14,812)	(10.5)%	(20,176)	(12.1)%
Income from discontinued operations, net of tax	—	—%	—	—%	121	0.1%
Net loss	(1,112)	(0.9)%	(14,812)	(10.5)%	(20,055)	(12.0)%
Fair value adjustment of Preferred Stock - Series B	—	—%	—	—%	126	0.1%
Net loss available to common stockholders	$(1,112)	(0.9)%	$(14,812)	(10.5)%	$(20,181)	(12.1)%

Fiscal Years Ended September 30, 2012 and 2011
Product Revenues
We sell our products into the following markets: (i) Carrier networking; (ii) Enterprise networking; and (iii) Non-core. The Carrier networking market includes core, metro, edge, and access equipment used for transport, switching, routing, mobile access, and backhaul in service provider networks. The Enterprise networking market covers Ethernet switching and routing equipment used within LANs in SME and SMB networks and cloud access services. The Non-core market is comprised of products that have not received additional investment over the last five years and, as a result, have generally been in decline.
The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products, capacity constraints at our suppliers, end-of-life product decisions, and general economic conditions. Therefore, our revenues for the fiscal years ended 2012 and 2011 may not necessarily be indicative of future revenues.
Product revenue by market is as follows:

	September 30,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$47,630	43.4%	$61,685	46.5%	$(14,055)	(22.8)%
Enterprise networking	53,899	49.0%	64,754	48.8%	(10,855)	(16.8)%
Non-core	8,391	7.6%	6,303	4.7%	2,088	33.1%
Product revenues	$109,920	100.0%	$132,742	100.0%	$(22,822)	(17.2)%
The decrease in Carrier networking revenues is largely attributable to a broad-based weakness in our end customer markets for Carrier networking, particularly a decline in our SONET/SDH products, including framers, EoS mappers, and FTTH products. The declines were partially offset by increases in transport products going through end-of-life and in our newer technologies and products, particularly in Ethernet Copper PHYs for Carrier applications.
The decrease in Enterprise networking revenues is driven by declines in 1 Gigabit Ethernet switch and PHY products selling into low-end SME/SMB applications due to overall weak market conditions, primarily in the United States and Asia. The decrease was partially offset by an increase in Enterprise processing due to revenues from switch fabrics going through end-of-life and an increase in new products.
The increase in Non-core revenues is largely attributable to an increase of our legacy network processors and Fibre Channel PHYs as some of these products moved into end-of-life.
Revenue from end-of-life products totaled $24.9 million and $6.3 million in the fiscal year ended September 30, 2012 and 2011, respectively. Product phase-outs are part of our normal course of business, and we will continue this practice in the future. We expect revenues from end-of-life products to decline in fiscal year 2013. However, we cannot predict the degree and/or timing of the impact of product phase-out on future revenues. From time-to-time, upon customer request or due to a change in our product strategy, we may decide to resume producing a part we previously phased-out.
We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing.

Product revenue by product line is as follows:

	September 30,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$52,933	48.1%	$67,734	51.0%	$(14,801)	(21.9)%
Ethernet switching	32,607	29.7%	37,940	28.6%	(5,333)	(14.1)%
Transport processing	24,380	22.2%	27,068	20.4%	(2,688)	(9.9)%
Product revenues	$109,920	100.0%	$132,742	100.0%	$(22,822)	(17.2)%
The decrease in Connectivity revenues is largely attributable to the broad-based decline in the networking equipment market, which negatively impacted the demand for our more mature products, particularly SONET/SDH-based products.
The decrease in Ethernet switching revenues is largely attributable to declines in our Gigabit Ethernet Copper PHYs selling primarily into the Enterprise market, and Ethernet MAC products selling into both the Carrier and Enterprise markets. The decrease was partially offset by sales of our new Copper PHY products to the Carrier market.
The decrease in Transport processing revenues for fiscal year 2012 compared to fiscal year 2011 is largely attributable to the broad-based market decline for our mature SONET/SDH framers and mappers, offset by increased sales of switch fabric products to customers increasing inventories of these products as they approach end-of-life.
Intellectual Property Revenue

	September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$9,563	8.0%	$8,225	5.8%	$1,338	16.3%
Intellectual property includes licenses, royalties, and patents, and for the year ended September 30, 2012 also included the settlement of all future royalties under an existing agreement.  Costs associated with intellectual property revenue are included in selling, general and administrative expenses.
Net revenue from customers that were equal to or greater than 10% of total net revenues is as follows:

	September 30,
	2012	2011
Nu Horizons Electronics **	13.5%	20.6%
WPG Holdings**	10.7%	*
Huawei	*	10.3%
____________________________________________

*	Less than 10% of total net revenues for period indicated.

**	Distributors

Net revenue by geographic area is as follows:

	September 30,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
United States	$41,559	34.8%	$51,698	36.7%	$(10,139)	(19.6)%
Asia Pacific	62,260	52.1%	63,923	45.3%	(1,663)	(2.6)%
EMEA*	15,664	13.1%	25,346	18.0%	(9,682)	(38.2)%
Total net revenues	$119,483	100.0%	$140,967	100.0%	$(21,484)	(15.2)%
_________________________________________________

*	Europe, Middle East and Africa
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

Cost of Product Revenue

	September 30,
	2012		2011
ti	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$46,407	42.2%	$53,674	40.4%	$(7,267)	(13.5)%
We use third-parties for wafer fabrication and assembly services. Cost of product revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; (iii) test services; and (iv) labor and overhead costs associated with product procurement, planning and quality assurance.
The overall decrease in cost of product revenues is largely attributable to lower product revenues, slightly offset by a mix of products that had an overall higher cost. Our cost of product revenues is affected by various factors, including product mix, volume, and provisions for excess and obsolete inventories, material costs, manufacturing efficiencies, and the position of our products within their life-cycles. Our cost of product revenues as a percent of net product revenues is affected by these factors, as well as customer mix, volume, pricing, and competitive pricing programs.
We continue to focus our efforts on improving operating efficiencies, including improving product yields, reducing scrap and improving cycle times.
Engineering, Research and Development

	September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$42,713	35.7%	$52,990	37.6%	$(10,277)	(19.4)%
R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities. R&D also includes costs of mask sets, which we fully expense in the period, and electronic design automation (“EDA”) tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.

The level of R&D expense will vary from period-to-period, depending on timing of development projects and the purchase of masks aligned to those projects. The level of R&D expense as a percentage of net revenues will vary, depending, in part, on the level of net revenues. Our R&D efforts are critical to maintaining a high level of new product introductions and are critical to our plans for future growth.
The decrease in R&D expense for fiscal year 2012 compared to fiscal year 2011 is largely attributable to lower compensation and facility expense of $4.9 million resulting from our consolidation of multiple locations and shift in activities to lower-cost areas, lower mask and test wafer expense of $1.9 million, and lower EDA tools expense of $2.0 million.
We continue to concentrate our spending in R&D to meet customer requirements and to respond to market conditions, and we do not anticipate that the reduction in R&D spending in fiscal year 2012 will impact product development.
Selling, General and Administrative

	September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$29,822	25.0%	$41,233	29.3%	$(11,411)	(27.7)%
Selling, general and administrative (“SG&A”) expense consists primarily of compensation expense, legal and other professional fees, facilities expenses, outside labor, and communication expenses.
The decrease in SG&A expense for fiscal year 2012 compared to fiscal year 2011 is largely attributable to lower compensation related expenses of $3.6 million, a $4.1 million change in bad debt expense due to successful collection of $1.9 million of the $2.2 million of bad debts reserved in the fourth quarter of fiscal 2011, $1.4 million in lower legal and accounting fees, and lower facility and depreciation expenses of $1.2 million due to our consolidation of facilities. Partially offsetting the reductions was a $1.3 million intangible asset write-down expense in fiscal year 2012.
Restructuring and Impairment Charges

	September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Restructuring and impairment	$(1,424)	(1.2)%	$3,656	2.6%	$(5,080)	(138.9)%
During fiscal year 2011 we consolidated design activities and consolidated our Camarillo operations into a single facility, exiting an adjacent leased facility. In connection with these activities we incurred approximately $3.7 million of restructuring charges.
In the fourth quarter of 2012, we determined that it was unlikely we would be able to sublease the exited property for the remaining lease term through December 2015. Therefore, we decided that we would reoccupy the exited facility upon expiration of our main Camarillo facility lease in January 2014, instead of locating to a new facility as originally planned. Accordingly, we reversed the remaining lease termination reserve of $1.4 million.
Amortization of Intangible Assets

	September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$330	0.3%	$348	0.2%	$(18)	(5.2)%

Amortization of intangible assets is solely comprised of the amortization of technology licensing agreements with third-parties.
Interest Expense, net

	September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$7,778	6.5%	$8,456	6.0%	$(678)	(8.0)%
Net interest expense is comprised of cash interest expense, amortization of debt discount, premium, and debt issuance costs, net of interest income.
The decrease in net interest expense for fiscal year 2012 compared to fiscal year 2011 was primarily due to the pay-down of $8.0 million on the Senior Term Loan in January 2011, the restructuring of the Senior Term Loan on February 4, 2011, and the $1.5 million principal payment on the Term A Loan in July 2011.
Gain on Compound Embedded Derivative

	September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$(4,897)	(4.1)%	$(7,680)	(5.4)%	$2,783	(36.2)%
The gain on our compound embedded derivative related to our 2014 Debentures is primarily generated by the decrease in the price of our underlying common stock during those periods.
Loss on Extinguishment of Debt

	September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	—%	$3,874	2.7%	$(3,874)	(100.0)%
A loss on extinguishment of debt for fiscal year 2011 was a result of the extinguishment of the Senior Term Loan at fair value, in which we recognized a $3.9 million loss for the difference between the aggregate fair values of Term A and B Loans plus additional amounts and fees paid to the noteholders compared to the net carrying value of the Senior Term Loan.
Income Tax Benefit

	September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax benefit	$(174)	(0.1)%	$(619)	(0.4)%	$445	(71.9)%
Our effective tax benefit for fiscal year 2012 was 13.6%. Our income tax benefit is primarily impacted by foreign taxes, withholding taxes on foreign income that are creditable against United States income taxes, the removal of unrecognized tax benefits, and certain nondeductible interest and share based expenses. The income tax benefit is also impacted by the release of a portion of the valuation allowances related to certain foreign jurisdictions' deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period based on our analysis of the available positive and negative evidence. Our effective tax benefit for fiscal year 2011 was 4.0%.

Fiscal Years Ended September 30, 2011 and 2010
Product Revenues
Product revenue by market is as follows:

	September 30,
	2011		2010
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$61,685	46.5%	$72,380	43.7%	$(10,695)	(14.8)%
Enterprise networking	64,754	48.8%	75,975	45.9%	(11,221)	(14.8)%
Non-core	6,303	4.7%	17,278	10.4%	(10,975)	(63.5)%
Product revenues	$132,742	100.0%	$165,633	100.0%	$(32,891)	(19.9)%
The decrease in Carrier networking revenues is largely attributable to a broad-based weakness in the market. The weakness was seen across a wide range of customers and products, primarily in China.
The decrease in Enterprise networking revenues is driven by declines in 1 Gigabit Ethernet switch and PHY products selling into low-end SME/SMB applications due to overall weak market conditions.
The decrease in Non-core revenues is largely attributable to a decline of our legacy network processor product line and legacy Fibre Channel PHY products.
Revenue from end-of-life products was $6.3 million and $3.5 million in fiscal year 2011 and fiscal year 2010, respectively.
We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing.
Product revenue by product line is as follows:

	September 30,
	2011		2010
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$67,734	51.0%	$82,522	49.8%	$(14,788)	(17.9)%
Ethernet switching	37,940	28.6%	46,714	28.2%	(8,774)	(18.8)%
Transport processing	27,068	20.4%	36,397	22.0%	(9,329)	(25.6)%
Product revenues	$132,742	100.0%	$165,633	100.0%	$(32,891)	(19.9)%
The reduction in Connectivity revenues is largely attributable to a decrease in products for legacy Fibre Channel applications and in10G Laser Drivers for long haul DWDM applications. The declines were partially offset by gains in PMD components for FTTH and 10GE.
The reduction in Ethernet switching revenue is largely attributable to overall market softness in our Gigabit Ethernet switches and PHYs selling primarily into SME/SMB markets.
The lower Transport processing revenue is largely attributable to decline in network processor products and switch fabric products. The decrease was partially offset by an increase in our legacy SONET/SDH framers.

Intellectual Property Revenue

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$8,225	5.8%	$357	0.2%	$7,868	2,203.9%
The increase in intellectual property revenue is attributable to the sale and licensing of intellectual property during fiscal year 2011, as well as royalty revenues. The royalties received or recognized for the same periods in fiscal year 2010 were minimal. Costs associated with intellectual property revenue are included in selling, general and administrative expenses.
Net revenue from customers that were equal to or greater than 10% of total net revenues is as follows:

	September 30,
	2011	2010
Nu Horizons Electronics **	20.6%	23.9%
Huawei	10.3%	13.3%
________________________________________________
**Distributor
Net revenue by geographic area is as follows:

	September 30,
	2011		2010
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
United States	$51,698	36.7%	$54,190	32.7%	$(2,492)	(4.6)%
Asia Pacific	63,923	45.3%	84,045	50.6%	(20,122)	(23.9)%
EMEA*	25,346	18.0%	27,755	16.7%	(2,409)	(8.7)%
Total net revenues	$140,967	100.0%	$165,990	100.0%	$(25,023)	(15.1)%
_________________________________________________
*Europe, Middle East and Africa

Cost of Product Revenues

	September 30,
	2011		2010
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$53,674	40.4%	$71,557	43.2%	$(17,883)	(25.0)%
The overall decrease in cost of product revenues is largely attributable to lower product revenues. The decrease in the cost of net revenues as a percent of product revenues is due to a reduction in fixed costs of operations of $4.6 million, enabled by outsourcing wafer and final testing from our headquarters to an outsourced model using an offshore facility.
In fiscal year 2011, we decreased production volumes in response to lower demand and improvements in availability of capacity at foundries and assembly sub-contractors eliminating the need to maintain higher inventory balances. As a result, production costs per unit have increased due to certain fixed costs of manufacturing operations.

Engineering, Research and Development

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$52,990	37.6%	$50,973	30.7%	$2,017	4.0%
The higher R&D expense in fiscal year 2011 is largely attributable to increased costs of $3.2 million associated with the purchase of mask sets and wafers, EDA tools and new product evaluation boards associated with our two years of significant new product introductions and bringing those new products to market. This increase in R&D expense was partially offset by lower compensation expenses of $1.2 million related to the reassignment of employees to selling and marketing activities and headcount reductions.
Selling, General and Administrative

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$41,233	29.3%	$37,618	22.7%	$3,615	9.6%
The increase in SG&A is largely attributable to an increase of $2.2 million in our allowance for doubtful accounts related to specific, potentially uncollectible accounts receivable balances identified during our fiscal year 2011 fourth quarter, $2.2 million related to increased compensation and $1.0 million due to higher facility costs partially offset by a $1.9 million decrease in professional fees. The increased compensation expense results from the reassignment of employees from R&D, additional marketing personnel and increased non-cash stock compensation. The increase in facility costs is primarily due to the re-allocation of expenses from cost of revenues due to the outsourcing of our wafer and final testing from our headquarters to an outsourced model.
Restructuring and Impairment Charges

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Restructuring and impairment	$3,656	2.6%	$854	0.5%	$2,802	328.1%
During fiscal year 2011 we consolidated design activities and consolidated our Camarillo operations into a single facility, exiting an adjacent leased facility. In connection with these activities we incurred approximately $3.7 million of restructuring charges.
In fiscal year 2010, we eliminated test activities at our headquarters and outsourced testing to a third-party, offshore facility, resulting in restructuring charges of $0.9 million.

Amortization of Intangible Assets

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Amortization of intangible assets	$348	0.2%	$797	0.5%	$(449)	(56.3)%
The decrease in amortization expense for fiscal year 2011 compared to fiscal year 2010 is due to the amortization of existing technology licensing agreements with third-parties, some of which became fully amortized during fiscal year 2011.
Interest Expense, net

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$8,456	6.0%	$9,495	5.7%	$(1,039)	(10.9)%

The decrease in net interest expense for fiscal year 2011 compared to fiscal year 2010 was primarily due to an $8.0 million pay-down on the Senior Term Loan in January 2011, the restructuring of the Senior Term Loan on February 4, 2011, and the $1.5 million principal payment on the Term A Loan in July 2011.
Gain on Compound Embedded Derivative

	September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$(7,680)	(5.4)%	$(7,869)	(4.7)%	$189	(2.4)%
The gain on our compound embedded derivative related to our 2014 Debentures in fiscal years 2011 and 2010 is primarily generated by the decrease in the price of our underlying common stock during those periods.
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
A loss on extinguishment of debt for fiscal year 2011 was a result of the extinguishment of the Senior Term Loan at fair value, in which we recognized a $3.9 million loss for the difference between the aggregate fair values of Term A and B Loans plus additional amounts and fees paid to the noteholders compared to the net carrying value of the Senior Term Loan. For the purposes of calculating this loss on extinguishment, the net carrying amount of the Senior Term Loan was $18.7 million, which included the remaining outstanding principal of $17.0 million, the payment-in-kind balance of $1.7 million, and the balance of the unamortized costs of $0.6 million, as of February 4, 2011.

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
Our effective tax benefit for fiscal year 2011 was 4.0%. The income tax benefit in fiscal year 2011 is primarily due to the reversal of uncertain tax positions due to the statute of limitations expiration, refundable federal income tax, and reversal of foreign deferred tax liabilities, minimum taxes, and foreign taxes. Our effective tax rate for fiscal year 2010 was (8.1%), which was lower than the federal and state statutory rate due to the utilization of NOL carryforwards and tax credits to offset taxes, other than federal and state minimum taxes and foreign taxes.
Financial Condition and Liquidity
Cash Flow Analysis
Cash increased to $23.9 million at September 30, 2012, from $17.3 million at September 30, 2011 and decreased from $38.1 million at September 30, 2010. During the fiscal year ended September 30, 2012, we generated cash from operations, which was partially offset by cash used for capital expenditures and financing activities. Our cash flows from operating, investing and financing activities are summarized as follows:

	September 30,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$8,809	$(7,211)	$1,472
Net cash used in investing activities	(1,602)	(3,457)	(3,188)
Net cash used in financing activities	(634)	(10,141)	(17,701)
Net increase (decrease) in cash	6,573	(20,809)	(19,417)
Cash at beginning of period	17,318	38,127	57,544
Cash at end of period	$23,891	$17,318	$38,127
Net Cash Provided by (Used In) Operating Activities
During the fiscal year ended September 30, 2012, cash provided by operating activities totaled $8.8 million. Excluding changes in working capital, cash generated by operations totaled $4.0 million. Cash increased $8.8 million from operating with lower inventory levels and $0.9 million from operating with lower accounts receivable, prepaid and other assets. These increases were partially offset by $1.9 million cash used to pay down accounts payable, accrued expenses and other liabilities, and $3.0 million related to a decrease in deferred revenue due to lower purchases from distributors.
Inventory decreased $8.8 million from $20.9 million at September 30, 2011 to $12.1 million at September 30, 2012 due to ongoing efforts to ensure purchases align with production and concerted efforts to reduce excess inventory. Accounts payable and accrued liabilities decreased by $3.1 million from $21.6 million at September 30, 2011 to $18.5 million at September 30, 2012 due to the pay-down of our obligations and to a lesser extent the timing of payments to our vendors and other service providers and non-cash restructuring gain.

During the fiscal year ended September 30, 2011, cash used in operating activities totaled $7.2 million. Excluding changes in working capital, cash used to fund our losses totaled $6.0 million. We also used $9.8 million to pay down our accounts payable and accrued liabilities and $3.0 million related to a decrease in deferred revenue due to lower purchases from distributors. These uses were partially offset by the generation of cash from the collection of accounts receivable of $4.0 million and operating with lower inventory levels of $6.4 million.
Accounts receivable decreased $4.0 million from $15.8 million at September 30, 2010 to $9.6 million at September 30, 2011. The decrease in accounts receivable was primarily due to lower sales during the year ended September 30, 2011 compared to the same period in the prior year, as well as a $2.2 million reserve for potential bad debt. Inventory decreased $6.4 million from $27.3 million at September 30, 2010 to $20.9 million at September 30, 2011. Due to positive changes in the availability of materials, we decreased purchasing in fiscal year 2011.
Accounts payable and accrued expenses decreased by $9.8 million from $29.5 million at September 30, 2010 to $19.7 million at September 30, 2011 due to a reduction in purchases from our suppliers as industry-wide material shortages eased, as well as the timing of payments to our vendors and other service providers, and a payment of $3.0 million in settlement of litigation with the SEC in the second quarter of fiscal year 2011.
During fiscal year 2010, cash provided by operating activities totaled $1.5 million. Cash generated by operations excluding changes in working capital totaled $2.2 million. Accounts payable and accrued liabilities generated cash of $4.0 million and related to higher inventory purchases near year end and increases in accruals for software licensing, interest payable and payroll. Deferred revenue increased $2.4 million resulting from an increase in distributor purchases near end of the year. These sources were partially offset by an $8.5 million use of cash to build up our inventory levels in anticipation of higher sales demand and anticipated material shortages and increased accounts receivable of $0.7 million resulting from higher sales near year end.
Accounts receivable increased $0.7 million from $15.1 million at September 30, 2009 to $15.8 million at September 30, 2010. The increase in accounts receivable was primarily due to higher sales at the end of fiscal year 2010 compared to the prior year period. Inventory increased $8.5 million from $18.8 million at September 30, 2009 to $27.3 million at September 30, 2010, due to the build up our inventory levels in anticipation of higher sales demand and anticipated material shortages. Accounts payable and accrued expenses increased by $4.1 million from $25.4 million at September 30, 2009 to $29.5 million at September 30, 2010, due to an increase in purchases at year end, increased accruals for software licensing, interest payable and payroll compared to the same period in fiscal year 2009.
Net Cash Used In Investing Activities
Investing activities used $1.7 million for capital expenditures and payments under licensing agreements, partially offset by $0.1 million of proceeds from the sale of fixed assets in fiscal year 2012. Investing activities used $3.5 million and $3.2 million in cash in fiscal years 2011 and 2010, respectively for capital expenditures and payments under licensing agreements.
Net Cash Used In Financing Activities
Financing activities used $0.6 million in cash in fiscal year 2012, primarily for the repurchase and retirement of restricted stock units for payroll taxes. Financing activities used $10.1 million in cash in fiscal year 2011, primarily for a principal payment of $8.0 million on the Senior Term loan, $1.5 million payment of our Term A Loan, and $0.6 million for the repurchase and retirement of restricted stock units for payroll taxes. In 2010, our financing activities used $17.7 million in cash, which was primarily due to a cash payment of $10.0 million to the holders of the 2024 Debentures, $5.0 million to pay down the principal amount of the Senior Term Loan and equity and debt issuance costs of $2.5 million.
Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases
Prospective Capital Needs
Our principal sources of liquidity are our existing cash, cash generated from product sales, and cash generated from the sales or licensing of our intellectual property. Our cash totaled $23.9 million at September 30, 2012. Our working capital at September 30, 2012 was $28.7 million.
In order to achieve sustained profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenue. We have completed a series of cost reduction actions that have improved our operating expense structure. We will continue to perform additional actions, as necessary. Our ability to maintain, or increase, current revenue levels to sustain profitability will depend, in part, on demand for our products. We believe that our existing cash, along with cash expected to be generated from product sales and the sale or licensing of our intellectual property, and the careful management of working capital requirements, will be sufficient to fund our operations and R&D efforts, anticipated capital expenditures, working capital, and other financing requirements for the next 12 months. In order to increase our working capital, we may seek to obtain additional debt or equity financing. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.
Our long term debt is comprised of our Term A and B loans and 2014 Debentures. Amounts due under these agreements total $7.9 million in February 2014 and $55.8 million due in October 2014. We currently anticipate that cash on hand and cash provided by operating activities will permit us to pay the amount due in February 2014 and a portion of the amount due in October 2014. In order to meet the remaining debt obligation we may seek to modify the terms of the existing debt and/or obtain additional debt or equity financing. However, we cannot assure you that we will be able to modify the terms of the existing debt or that additional debt or equity financing will be available to us on favorable terms or at all.
We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits Vitesse to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $75.0 million. The Form S-3 will expire in accordance with applicable SEC rules on December 27, 2014. To date no securities have been issued pursuant to the registration statement.
Contractual Obligations
Our significant contractual obligations as of September 30, 2012 are as follows:

	Payment Obligations by Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Convertible subordinated debt (1)	$—	$—	$46,493	$—	$—	$—	$46,493
Term A Loan (2)	—	7,857	—	—	—	—	7,857
Term B Loan (3)	—	—	9,342	—	—	—	9,342
Loan interest (4)	5,314	5,138	—	—	—		10,452
Operating leases (5)	3,089	2,002	1,131	199	—	—	6,421
Software licenses (6)	7,676	7,073	6,503	2,800	2,800	2,800	29,652
Inventory and related purchase obligations (7)	5,033	280	280	—	—	—	5,593
Total	$21,112	$22,350	$63,749	$2,999	$2,800	$2,800	$115,810
________________________________________________

(1)	2014 Debentures represents amounts due for our 8.0% convertible debentures due October 2014.

(2)	Term A Loan represents amounts due for our 10.5% fixed rate senior notes due February 2014.

(3)	Term B Loan represents amounts due for our 8.0% fixed rate senior notes due October 2014.

(4)	Interest payable for Term A Loans, Term B Loans and 2014 Debentures through 2015.

(5)	We lease facilities under non-cancellable operating lease agreements that expire at various dates through 2016.

(6)	Software license commitments represent non-cancellable licenses of technology from third-parties used in the development of our products.

(7)
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

Off-Balance Sheet Arrangements

At September 30, 2012, we had no material off-balance sheet arrangements, other than operating leases.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices. Our market risk exposure is solely a result of fluctuations in foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
Our Term A and B Loans and 2014 Debentures bear fixed interest rates, and therefore, would not be subject to interest rate risk
Foreign Currency Exchange Risk
We conduct business in certain foreign markets, primarily in the European Union and Asia. Our primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the United States dollar, primarily the Euro, Danish Kroner, Taiwanese Dollar and Indian Rupee. We primarily incur research and development, sales and customer support and administrative expenses in these foreign currencies. All of our sales are denominated in United States dollars, and we are therefore subject to limited foreign currency exchange rate risks as a result of commercial operations in Europe and Asia. Fluctuations in the United States dollar exchange rate for Euro, Danish Kroner, Taiwanese Dollar and Indian Rupee could result in increased or decreased costs for commercial operations in Europe and Asia. Had exchange rates of these foreign currencies been 10% higher or lower relative to the United States dollar during 2012, total R&D and SG&A expenses would have been approximately $1.7 million higher or lower.
A relatively small amount of our monetary assets and liabilities are denominated in foreign currencies. The impact on these assets and liabilities from fluctuations in related foreign currencies relative to the United States dollar would not have had a material impact on our 2012 results of operations.
We outsource our wafer manufacturing, assembly and testing, warehousing and shipping operations to third parties in foreign jurisdictions pursuant to short-term contracts that allow for changes in the fees we are charged for these services. While the expenses related to these services are denominated in United States dollars, if the value of the United States dollar decreases relative to the currencies of the countries in which such contractors operate, the prices we are charged for their services may increase. Fluctuations in currency exchange rates could affect our business in the future.
Currently, we have not implemented any hedging strategies to mitigate risks related to the impact of fluctuations in currency exchange rates.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Vitesse Semiconductor Corporation
Camarillo, California
We have audited the accompanying consolidated balance sheets of Vitesse Semiconductor Corporation (Company) as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended September 30, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation at September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitesse Semiconductor Corporation's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 4, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
December 4, 2012

VITESSE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011
	(in thousands, except par value)
ASSETS
Current assets:
Cash	$23,891	$17,318
Accounts receivable, net	9,403	9,591
Inventory, net	12,060	20,857
Prepaid expenses and other current assets	2,125	2,443
Total current assets	47,479	50,209
Property, plant and equipment, net	3,832	5,934
Other intangible assets, net	1,175	1,781
Other assets	4,130	3,070
	$56,616	$60,994

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,726	$5,198
Accrued expenses and other current liabilities	12,188	14,474
Deferred revenue	871	3,878
Total current liabilities	18,785	23,550
Other long-term liabilities	574	1,927
Long-term debt, net	15,852	15,444
Compound embedded derivative	2,899	7,796
Convertible subordinated debt, net	42,521	40,736
Total liabilities	80,631	89,453
Commitments and contingencies, See note 12
Stockholders' deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized; Series B Non Cumulative, Convertible, 135 shares outstanding at September 30, 2012 and 2011, respectively	1	1
Common stock, $0.01 par value: 250,000 shares authorized; 25,812 and 24,471 shares outstanding at September 30, 2012 and 2011, respectively	258	245
Additional paid-in-capital	1,829,976	1,824,433
Accumulated deficit	(1,854,250)	(1,853,138)
Total stockholders' deficit	(24,015)	(28,459)
	$56,616	$60,994

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,
	2012	2011	2010
	(in thousands, except per share data)
Net revenues:
Product revenues	$109,920	$132,742	$165,633
Intellectual property revenues	9,563	8,225	357
Net revenues	119,483	140,967	165,990
Costs and expenses:
Cost of product revenues	46,407	53,674	71,557
Engineering, research and development	42,713	52,990	50,973
Selling, general and administrative	29,822	41,233	37,618
Restructuring and impairment	(1,424)	3,656	854
Accounting remediation, reconstruction expense and litigation cost	—	—	73
Amortization of intangible assets	330	348	797
Costs and expenses	117,848	151,901	161,872
Income (loss) from operations	1,635	(10,934)	4,118
Other expense (income):
Interest expense, net	7,778	8,456	9,495
Gain on compound embedded derivative	(4,897)	(7,680)	(7,869)
Loss on extinguishment of debt	—	3,874	21,311
Other expense (income), net	40	(153)	(164)
Other expense, net	2,921	4,497	22,773
Loss before income tax expense	(1,286)	(15,431)	(18,655)
Income tax (benefit) expense	(174)	(619)	1,521
Loss from continuing operations	(1,112)	(14,812)	(20,176)
Income from discontinued operations, net of tax	—	—	121
Net loss	(1,112)	(14,812)	(20,055)
Fair value adjustment of Preferred Stock - Series B	—	—	126
Net loss available to common stockholders	$(1,112)	$(14,812)	$(20,181)
Net loss per common share - basic and diluted:
Continuing operations	$(0.04)	$(0.61)	$(0.96)
Discontinued operations	—	—	0.01
Net loss per common share - basic and diluted:	(0.04)	(0.61)	(0.95)
Fair value adjustment of Preferred Stock - Series B	—	—	(0.01)
Net loss per common share available to common stockholders	$(0.04)	$(0.61)	$(0.96)
Weighted average common shares outstanding - basic and diluted	25,121	24,315	21,074

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Vitesse Semiconductor Corporation Stockholders' Deficit	Non Controlling Interest	Total Stockholders' Deficit
(in thousands)	Shares	Amount	Shares	Amount
Balance at September 30, 2009	—	$—	11,545	$115	$1,756,797	$(1,818,271)	$(61,359)	$86	$(61,273)
Net loss	—	—	—	—	—	(20,055)	(20,055)	(1)	(20,056)
Compensation expense related to stock options and awards	—	—	—	—	2,236	—	2,236	—	2,236
Stock issued pursuant to debt restructuring	771	8	8,647	87	52,409	—	52,504	—	52,504
Debt restructuring costs	—	—	—	—	(1,050)	—	(1,050)	—	(1,050)
Conversion of Series B Preferred Shares	(585)	(6)	2,925	29	(23)	—	—	—	—
Conversion of 8% Debentures	—	—	870	9	6,004	—	6,013	—	6,013
Tax expense on debt transaction	—	—	—	—	423	—	423	—	423
Distribution to minority interest holders	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2010	186	2	23,987	240	1,816,796	(1,838,326)	(21,288)	82	(21,206)
Net loss	—	—	—	—	—	(14,812)	(14,812)	—	(14,812)
Compensation expense related to stock options, awards and ESPP	—	—	—	—	3,152	—	3,152	—	3,152
Residual value allocated to the equity conversion feature	—	—	—	—	2,490	—	2,490	—	2,490
Premium related to Term B Loan issued in debt exchange	—	—	—	—	2,572	—	2,572	—	2,572
Conversion of Series B Preferred Shares	(51)	(1)	255	3	(2)	—	—	—	—
Release of restricted stock units	—	—	335	3	(3)	—	—	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(106)	(1)	(572)	—	(573)	—	(573)
Distribution to minority interest holders	—	—	—	—	—	—	—	(82)	(82)
Balance at September 30, 2011	135	1	24,471	245	1,824,433	(1,853,138)	(28,459)	—	(28,459)
Net loss	—	—	—	—	—	(1,112)	(1,112)	—	(1,112)
Compensation expense related to stock options, awards and ESPP	—	—	—	—	4,442	—	4,442	—	4,442
Issuance of common stock upon exercise of stock options	—	—	6	—	16	—	16	—	16
Issuance of shares under ESPP	—	—	822	8	1,729	—	1,737	—	1,737
Release of restricted stock units	—	—	721	7	(7)	—	—	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(208)	(2)	(637)	—	(639)	—	(639)
Balance at September 30, 2012	135	$1	25,812	$258	$1,829,976	$(1,854,250)	$(24,015)	$—	$(24,015)

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2012	2011	2010
	(in thousands)
Cash flows provided by (used in) operating activities:
Net loss	$(1,112)	$(14,812)	$(20,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,963	3,628	3,540
Stock-based compensation	4,442	3,152	2,236
Change in fair value of compound embedded derivative liability	(4,897)	(7,680)	(7,869)
Deferred income taxes	(1,537)	—	—
Common stock issued for employee stock plans	1,737	—	—
Allowance for doubtful accounts	—	2,212	—
Restructuring charges	(1,424)	—	—
Loss on asset impairment	1,324	1,187	—
Gain on conversion of debt	—	—	(265)
Loss on extinguishment of debt, net	—	3,794	20,765
Interest paid in kind	—	415	1,268
Amortization of debt issuance costs	272	279	813
Amortization of debt discounts	2,363	2,037	1,784
Accretion of debt premiums	(157)	(188)	—
Change in operating assets and liabilities:
Accounts receivable	188	3,962	(691)
Inventory	8,797	6,416	(8,464)
Prepaids and other assets	739	1,074	2,005
Accounts payable	528	(8,018)	2,025
Accrued expenses and other liabilities	(2,410)	(1,621)	2,020
Deferred revenue	(3,007)	(3,048)	2,360
Net cash provided by (used in) operating activities	8,809	(7,211)	1,472
Cash flows used in investing activities:
Capital expenditures	(808)	(3,337)	(3,078)
Payments under licensing agreements	(867)	(120)	(110)
Proceeds from sale of fixed assets	73	—	—
Net cash used in investing activities	(1,602)	(3,457)	(3,188)
Cash flows used in financing activities:
Proceeds from the exercise of stock options	16	—	—
Payment of convertible debentures	—	—	(10,000)
Payment of senior debt	—	(9,500)	(5,000)
Equity issuance costs	—	—	(1,050)
Debt issuance costs	—	(60)	(1,365)
Prepayment fee on senior debt	—	—	(50)
Repurchase and retirement of restricted stock units for payroll taxes	(639)	(573)	—
Other	(11)	(8)	(236)
Net cash used in financing activities	(634)	(10,141)	(17,701)
Net increase (decrease) in cash	6,573	(20,809)	(19,417)
Cash at beginning of period	17,318	38,127	57,544
Cash at end of period	$23,891	$17,318	$38,127
Supplemental disclosure of non cash transactions:
Cash paid during the year for:
Interest	$5,341	$5,695	$4,568
Income taxes	1,440	392	565
Non cash investing and financing activities:
Common stock issued in exchange for Series B Preferred Stock	—	3	29,254
Residual value allocated to the equity conversion feature	—	2,490	—
Premium related to Term B Loan issued in debt exchange	—	2,572	—
Issuance of 2014 convertible debentures	—	—	40,343
Common stock issued in exchange for 2024 debentures	—	—	36,317
Preferred stock - Series B issued in exchange for 2024 debentures	—	—	16,187
Compound embedded derivative issued in exchange for 2024 debentures	—	—	27,925
Common stock issued in exchange for 2014 debentures	—	—	6,013

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Vitesse Semiconductor Corporation (“Vitesse,” the “Company,” “us” or “we”) is a leading supplier of high-performance integrated circuits (“ICs”) that are used primarily by manufacturers of networking systems for Carrier and Enterprise networking applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, low-power and cost-competitive semiconductor products for these applications.
Vitesse was incorporated in the state of Delaware in 1987. Our headquarters are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our stock trades on the NASDAQ Global Market under the ticker symbol VTSS.
Fiscal Year
Our fiscal year is October 1 through September 30.
Basis of Presentation
The accompanying consolidated financial statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”). Our reporting currency is the United States dollar. Our consolidated financial statements include the accounts of Vitesse and our subsidiaries. All inter-company accounts and transactions were eliminated in consolidation.
Reclassifications
Certain reclassifications have been made to prior year amounts and related footnotes to conform to current-year presentation with no changes to stockholders’ deficit amounts or net loss for fiscal year 2010 or 2011.
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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Management regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory valuation reserves, stock-based compensation, compound embedded derivative valuation, purchased intangible asset valuations and useful lives, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

Revenue Recognition
Product Revenues
In accordance with Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred where the earnings process is incomplete.
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
Intellectual Property Revenues
We derive intellectual property revenues from the sale and licensing of our intellectual property, maintenance and support and royalty revenue following the sale by our licensees of products incorporating the licensed technology. We enter into intellectual property licensing agreements that generally provide licensees the right to incorporate our intellectual property components in their products with terms and conditions that vary by licensee. Our intellectual property licensing agreements may include multiple elements with an intellectual property license bundled with support services. For such multiple element intellectual property licensing arrangements, we follow the guidance in ASC Topic 605-025, Multiple-Element Arrangements, to determine whether there is more than one unit of accounting.
We recognize revenue from the sale of patents when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured. All of the requirements are generally fulfilled upon execution of the patent sale arrangement.
License and contract revenues are recorded upon delivery of the technology when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured. The timing of delivery is dependent on, and varies with, the terms of each contract. Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the intellectual property. Deferred revenue is created when we bill a customer in accordance with a contract prior to having met the requirements for revenue recognition.
Certain of our agreements may contain support obligations. Under such agreements we provide unspecified bug fixes and technical support. No other upgrades, products, or post-contract support are provided. These arrangements may be renewable annually by the customer. Support revenue is recognized ratably over the period during which the obligation exists, typically 12 months or less.
We recognize royalty revenue in the period in which the licensee reports shipment of products incorporating our intellectual property components. Royalties are calculated on a per unit basis, as specified in our agreement with the licensee. We may, at our discretion and in accordance with our agreements, engage a third-party to perform royalty audits of our licensees. Any correction of royalties previously reported would occur when the results are resolved.
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
Research and Development Costs
Research and development costs are expensed when incurred. R&D costs include payroll and related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs. Manufacturing costs associated with the development of a new fabrication process or a new product, including mask costs, are expensed until such time as these processes or products are proven through final testing and initial acceptance by the customer.
Marketing Costs
All of the costs related to marketing and advertising our products are expensed as incurred or at the time the marketing takes place.
Stock‑Based Compensation
ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) requires that all stock‑based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values. The benefits of tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow, rather than operating cash flow, as required under previous literature. It is also required to calculate the compensation cost of full-value awards such as restricted stock based on the market value of the underlying stock at the date of the grant. We estimate the expected life of a stock award as the period of time that the award is expected to be outstanding. Expected lives are estimated in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC. We are further required to estimate the fair value of stock‑based payment awards on the date of grant using an option‑pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We estimate the fair value of each award as of the date of grant using the Black‑Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black‑Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. Although the Black‑Scholes model meets the accounting guidance requirements, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.
We have elected to recognize compensation expense for all stock‑based awards granted after September 30, 2005 on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized through the end of each reporting period is equal to the portion of the grant-date value of the awards that have vested, or for partially vested awards, the value of the portion of the award that is ultimately expected to vest for which the requisite services have been provided.
Other Income, Net
Other income, net, consists of interest income, foreign exchange gains and losses and other non-operating gains and losses.

Income Taxes
We account for income taxes pursuant to the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not “more likely than not,” we establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we include an expense or benefit within the tax provision in the statement of operations. ASC Topic 740-10 prescribes a “more likely than not” recognition threshold and measurement analysis for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as income tax expense.
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
Our long term debt is comprised of our Term A and B loans and 2014 Debentures. Amounts due under these agreements total $7.9 million in February 2014 and $55.8 million due in October 2014. We currently anticipate that cash on hand and cash provided by operating activities will permit us to pay the amount due in February 2014 and a portion of the amount due in October 2014. In order to meet the remaining debt obligation, we may seek to modify the terms of the existing debt and/or obtain additional debt or equity financing. However, we cannot assure you that we will be able to modify the terms of the existing debt or that additional debt or equity financing will be available to us on favorable terms or at all.
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and accounts receivable. Cash consist of demand deposits maintained with several financial institutions. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.
At September 30, 2012, there was one distributor that accounted for 14% of accounts receivables. At September 30, 2011, there was one direct customer that accounted for 14% of accounts receivables. We believe that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by our credit evaluation process, relatively short collection periods and maintaining an allowance for anticipated losses. We generally do not require collateral security for outstanding amounts.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoice amount and presented net of the allowance for doubtful accounts; they do not bear interest. We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our allowance for doubtful accounts is $0.3 million and $2.2 million as of September 30, 2012 and September 30, 2011, respectively.
Inventory
Inventories are stated at lower of cost or market and consist of materials, labor and overhead. Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method. Costs include the costs of purchased finished products, sorted wafers, and outsourced assembly, testing and internal overhead. We evaluate inventories for excess quantities and obsolescence. Our evaluation considers market and economic conditions; technology changes, new product introductions, and changes in strategic business direction; and requires estimates that may include elements that are uncertain. In order to state the inventory at lower of cost or market, we maintain reserves against individual stocking units. Inventory write-downs, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.
Property, Plant and Equipment
Property, plant and equipment are carried at cost less depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets' remaining estimated useful lives, ranging from three to five years for machinery and equipment, including product tooling; and the shorter of lease terms or estimated useful lives for leasehold improvements.
We evaluate the recoverability of property, plant and equipment in accordance with ASC Topic 360, Accounting for the Property, Plant, and Equipment ("ASC 360"). We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.
Intangible Assets
Our intangible assets consist primarily of technology licensing agreements with third-parties. We account for intangible assets in accordance with ASC Topic 350, Goodwill and Others. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. The carrying value of an asset or asset group is not recoverable if the amounts of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify that impairment has occurred, we reduce the carrying value of the asset to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach. Currently, we do not have goodwill or indefinite-lived intangible assets.
Fair Value
ASC Topic 820, Fair Value Measurements (“ASC 820”), establishes a framework for measuring fair value and requires disclosures about fair value measurement. ASC 820 emphasizes that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):
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
Financial Instruments
ASC Topic 825, Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. These financial instruments are stated at their carrying values, which are estimates of their fair values because of their nearness to cash settlement or the comparability of their terms to the terms we could obtain, for similar instruments, in the current market. Our debt instruments are included in long-term debt, net, and convertible subordinated debt, net on our consolidated balance sheets.
Senior Term A Loan
At its inception, the fair value of the Term A Loan was computed using a cash flow analysis in which the periodic cash coupon payments and the principal payment at maturity were discounted to the valuation date using an appropriate market discount rate. The discount rate was determined by analyzing the seniority and securitization of the instrument, our financial condition, and observing the quoted bond yields in the fixed income market as of the valuation date. The valuation was determined using Level 3 inputs.
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
Convertible Subordinated Debt
The compound embedded derivative included in our convertible subordinated debentures due October 2014 (“2014 Debentures”) required bifurcation and accounting at fair value because the economic and contractual characteristics of the compound embedded derivative met the criteria for bifurcation and separate accounting due to the conversion price not being indexed to our own stock. The compound embedded derivative is comprised of the conversion option and a make-whole payment for foregone interest if the holder converts the debenture early. The make-whole payment for foregone interest expires October 30, 2012, and upon its expiration, the compound embedded derivative will no longer meet the criteria for bifurcation as all components of the conversion feature will then be indexed to our own stock. A final valuation was completed on October 30, 2012. We recorded a gain of $0.8 million into earnings due to the change in value and reclassified the final liability value of $2.1 million from other long-term liabilities to equity.
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
The compound embedded derivative is presented on the balance sheet at fair value and the compound embedded derivative is marked-to-market. The change in the fair value of the compound embedded derivative is a non-cash item primarily related to the change in price of the underlying common stock and is reflected in earnings. The compound embedded derivative expired on October 30, 2012. As we intended to, and had the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470, Debt, we classified the liability as a long-term liability on our consolidated balance sheets as of September 30, 2012 and September 30, 2011.
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
Contingencies
We assess our exposure to loss contingencies, including environmental, legal and income tax matters, and provide an accrual for exposure if it is judged to be probable and reasonably estimable. If the actual loss from a loss contingency differs from management's estimates, results of operations could be adjusted upward or downward.
Recent Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standards update will be effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The implementation of the new guidance is not expected to have a material impact on our consolidated financial statements.
NOTE 2—COMPUTATION OF NET LOSS PER SHARE
In accordance with ASC Topic 260, Earnings per Share, basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.
For fiscal years 2012, 2011 and 2010, we recorded a net loss. As such, all outstanding potential common shares were excluded from the diluted earnings per share computation.
For periods in which we report net income, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, and shares to be issued under our Employee Stock Purchase Plan (“ESPP”), warrants, convertible preferred stock, 2014 Debentures and Term B Loan. Unexercised stock options, restricted stock units, unvested shares to be issued under our ESPP, and warrants are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive.
Under the two-class method of determining earnings for each class of stock, we consider the dividend rights and participating rights in undistributed earnings for each class of stock. The allocation of undistributed earnings to preferred shares is equal to the amount of earnings per common share that would be distributed on an as-converted basis.

The following potentially dilutive common shares are excluded from the computation of net loss per share.

	September 30,
	2012	2011	2010
	(in thousands)
Outstanding stock options	1,813	1,699	1,490
Outstanding restricted stock units	1,686	1,296	771
Outstanding warrants	—	8	8
ESPP shares	506	293	—
Convertible preferred stock	674	674	929
2014 Debentures	10,332	10,332	10,332
Term B Loan	1,887	1,887	—
Total potential common stock excluded from calculation	16,898	16,189	13,530

NOTE 3-DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS
The following tables provide details of selected balance sheet items:

	September 30,
	2012	2011
	(in thousands)
Inventory:
Raw materials	$1,394	$883
Work-in-process	5,359	9,247
Finished goods	5,307	10,727
Total	$12,060	$20,857

	September 30,
	2012	2011
	(in thousands)
Property, Plant and Equipment, net:
Machinery and equipment	$80,805	$89,547
Furniture and fixtures	801	810
Computer equipment	9,025	9,397
Leasehold improvements	3,166	3,257
Construction in progress	66	289
	93,863	103,300
Less: Accumulated depreciation	(90,031)	(97,366)
Total	$3,832	$5,934
Depreciation expense was $2.6 million, $3.3 million and $2.7 million for fiscal 2012, 2011 and 2010, respectively.

	September 30,
	2012	2011
	(in thousands)
Other Intangible Assets, net:
Intellectual property and technology license agreements	$4,482	$4,757
Less: Accumulated amortization	(3,307)	(2,976)
Total	$1,175	$1,781

Intangible assets consisted primarily of technology licensing agreements with third-parties, intellectual property and related costs for our Enterprise Resource Planning (“ERP”) system. In fiscal year 2012 approximately $1.1 million of our ERP software was completely written off as it was not deemed useful any longer.
The future amortization expense of amortizable intangible assets for the next five years is (in thousands): $321, $231, $211, $190, $108, and $114 in 2013, 2014, 2015, 2016, 2017, and thereafter, respectively.

	September 30,
	2012	2011
	(in thousands)
Other Assets:
Deferred tax asset	$1,420	$—
Restricted cash	1,861	1,821
Debt issue costs, net	559	831
Other	290	418
Total	$4,130	$3,070
Restricted cash consists of interest bearing certificates of deposit collaterizing letters of credit and other commitments.

	September 30,
	2012	2011
	(in thousands)
Accrued Expenses and Other Current Liabilities:
Accrued software license agreements	$4,003	$4,384
Accrued vacation	2,627	3,033
Accrued wages and benefits	2,432	2,571
Interest payable	2,196	2,196
Accrued income taxes	160	48
Accrued warranty liability	305	164
Accrued other	465	2,078
Total	$12,188	$14,474

NOTE 4—DEBT

	September 30,
	2012	2011
	(in thousands)
Term A Loan, 10.5% fixed-rate notes, due February 2014	$8,090	$8,247
Term B Loan, convertible, 8.0% fixed-rate notes, due October 2014	7,755	7,177
Other	7	20
Total long-term debt, net	15,852	15,444
2014 Debentures, convertible, 8.0% fixed-rate notes, due October 2014	42,521	40,736
Total debt, net	$58,373	$56,180

Additional information about our debt is as follows:

	Term A Loan	Term B Loan	2014 Debentures
	(in thousands)
Principal	$7,857	$9,342	$46,493
Unaccreted debt premium/(unamortized debt discount)	233	(1,587)	(3,972)
Carrying value	$8,090	$7,755	$42,521
Interest payable terms	Quarterly, in arrears	Quarterly, in arrears	Semi-annually, in arrears
Annual effective interest rate	8.2%	17.7%	12.2%
Conversion price per common share	n/a	$4.95	$4.50
Prepayments on the Term B Loan are permitted at 100% of the principal amount plus accrued interest if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. The conversion terms are substantially similar to the conversion terms of the 2014 Debentures, except that there is no provision for the potential payment of a make-whole interest amount upon conversion. At September 30, 2012, conversion of the outstanding principal amount of the Term B Loan would result in the issuance of 1.9 million shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash.
The Term A Loan and Term B Loan (collectively, “Term A and B Loans”) are collateralized by substantially all of our assets.
Prepayment of the 2014 Debentures is permitted at 100% of the principal amount plus accrued and unpaid interest if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. We can elect to settle any conversion in stock, cash or a combination of stock and cash. If a 2014 Debenture is converted into common stock on or prior to October 30, 2012, we must pay a “make-whole amount” equal to the 2014 Debenture’s scheduled remaining interest payments through October 30, 2012, which we may elect to pay in cash or in shares of common stock valued at 95% of the average daily volume weighted average price per share over a 10 day trading period. The 2014 Debentures are collateralized by a second priority interest in substantially all of our assets. At September 30, 2012, conversion of the outstanding principal amount of the 2014 Debentures would result in the issuance of 10.3 million shares of common stock and $0.3 million in make-whole amount that may be paid in cash or by delivery of 0.1 million shares of common stock. The make-whole payment for foregone interest expired October 30, 2012, and upon its expiration, the compound embedded derivative no longer met the criteria for bifurcation as all components of the derivative were indexed to our own stock. A final valuation will be completed with any change in value recorded into earnings and the final value reclassified from other long-term liabilities to equity.
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
Except for required repurchases upon a change in control or in the event of certain asset sales, as described in the applicable credit agreements, we are not required to make any sinking fund or redemption payments with respect to this debt. During the fiscal year ended September 30, 2012, a mandatory repayment of principal of $1.7 million following the sale of certain assets was waived by the Term A and B Loan noteholder.

NOTE 5—FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY
Assets and liabilities measured at fair value on our balance sheet on a recurring basis are as follows:

	September 30, 2012				September 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Compound embedded derivative liability	$—	$—	$2,899	$2,899	$—	$—	$7,796	$7,796
Total	$—	$—	$2,899	$2,899	$—	$—	$7,796	$7,796
There were no transfers in and out of Level 1 and Level 2 fair value measurements during fiscal year 2012.
We use a convertible bond valuation model within a lattice framework to estimate fair values of our financial instruments. The key unobservable input utilized in the model includes a discount rate of 8%.
The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative measured at fair value using significant unobservable inputs (Level 3).

	September 30,
	2012	2011
	(in thousands)
Beginning balance	$7,796	$15,476
Transfers in and /or out of Level 3	—	—
Purchases, sales, issuances, and settlements	—	—
Total net gains included in earnings	(4,897)	(7,680)
Ending balance	$2,899	$7,796
The compound embedded derivative liability represents the value of the equity conversion feature and a “make-whole” feature of the 2014 Debentures.
We measure the fair value of our Term A and B Loans and 2014 Debentures (“long-term debt”) carried at amortized/accreted cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined using Level 3 inputs based primarily on their comparability of their terms to the terms we could obtain, for similar instruments, in the current market.
The estimated fair values of our financial instruments are as follows:

	September 30,
	2012		2011
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Term A Loan	$8,090	$8,437	$8,247	$9,990
Term B Loan	7,755	9,776	7,177	8,661
2014 Debentures	42,521	46,725	40,736	45,228

NOTE 6-STOCKHOLDERS' EQUITY
Authorized Capital Stock
We are authorized to issue up to 250 million shares of common stock, par value $0.01, per share, of which 19.5 million shares are reserved for future potential issuance upon conversion of debt, 4.1 million shares of common stock have been reserved for issuance under our stock compensation plans, 1.7 million remaining shares of common stock are reserved for issuance under our 2011 ESPP, and 0.8 million are reserved for issuance upon conversion of Series B Preferred Stock.

We are authorized to issue up to 10 million shares of preferred stock, par value of $0.01 per share, of which 0.8 million shares have been designated as Series B Preferred Stock. As of September 30, 2012, there were 134,720 shares of Series B Preferred Stock outstanding that were convertible into common stock on a 5-to-one basis, for an aggregate of 673,600 shares of common stock. The holders of Series B Preferred Stock are entitled to receive, when, as and if declared by our board of directors out of funds legally available for the payment of dividends in respect of our common stock, dividends in an amount equal to ten percent of par value per share plus the amount of dividends that would have been payable with respect to the shares of common stock issuable upon conversion had such shares of Series B Preferred Stock been fully converted.
Registration Statement
We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits Vitesse to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $75.0 million. The Form S-3 will expire in accordance with applicable SEC rules on December 27, 2014. To date no securities have been issued pursuant to the S-3 registration statement.

NOTE 7—STOCK BASED COMPENSATION
Stock Options
We have in effect one stock-based plan under which non-qualified stock options and restricted stock units have been granted to employees and outside directors. Options generally vest over four years and have contractual lives of 10 years.
Under the stock plan, we have 0.6 million shares available for future grant as of September 30, 2012. The 2010 Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, performance awards, restricted stock and stock units, and other stock and cash-based awards.
As of September 30, 2012, none of our stock-based awards are classified as liabilities. We did not capitalize any stock-based compensation cost.
Compensation cost related to our stock-based compensation plan is as follows:

	September 30,
	2012	2011	2010
	(in thousands)
Cost of revenues	$567	$434	$387
Engineering, research and development	1,530	984	766
Selling, general and administrative	2,345	1,734	1,083
Total stock-based compensation expense	$4,442	$3,152	$2,236
As of September 30, 2012, there was $5.8 million of unrecognized stock-based compensation expense related to non-vested stock options, restricted stock units, and our ESPP. The weighted average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.0 years. An estimated forfeiture rate of 5.2% has been applied to all unvested options and restricted stock outstanding as of September 30, 2012. On a quarterly basis, we assess changes to our estimate of expected equity award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjustments made to the forfeiture rates, if any, in the period that we change the forfeiture estimate. The effect of forfeiture adjustments in 2012, 2011, and 2010 was not significant. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards.
The Compensation Committee of the Board of Directors determines the total value of the stock based compensation grants. The exercise price of options is the closing price on the date the options are granted. The options generally vest over four years and expire between five or ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black‑Scholes option‑pricing model.

Activity in stock option awards is as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding, September 30, 2009	1,061	$109.32	4.61	$2
Granted	575	5.12
Exercised	—
Cancelled or expired	(146)	280.06
Options outstanding, September 30, 2010	1,490	$52.40	6.16	$—
Granted	579	4.30
Exercised	—	—
Cancelled or expired	(370)	81.02
Options outstanding, September 30, 2011	1,699	$29.77	6.37	$—
Granted	401	2.55
Exercised	(6)	2.54
Cancelled or expired	(281)	76.87
Options outstanding, September 30, 2012	1,813	16.57	6.61	2
Options exercisable, September 30, 2012	998	$26.93	5.16	$—
This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $2.44, as of September 30, 2012, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.
The fair value of stock‑based awards is estimated at the date of grant using the Black‑Scholes option valuation model; however, the value calculated using an option pricing model may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the United States Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding. Expected lives are estimated in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC.
The per share fair values of stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	September 30,
	2012	2011	2010
Expected life (in years)	6.61	6.17	6.22
Expected volatility:
Weighted-average	86.9%	85.9%	86.4%
Range	82.2% - 87.1%	85.7% - 87.9%	86.2% - 89.1%
Expected dividend	—	—	—
Risk-free interest rate	1.0% - 1.3%	1.1% - 2.8%	1.8% - 2.8%
The weighted average fair value at the date of grant of options granted in fiscal years 2012, 2011 and 2010 was $1.80, $3.16 and $3.80, respectively.

The following table provides additional information in regards to options outstanding as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$2.26 - $2.85	370	9.22	$2.54	81	$2.54
3.33 - 4.10	68	8.61	3.46	38	3.51
4.36 - 4.36	365	8.19	4.36	92	4.36
4.60 - 5.14	22	8.07	4.83	13	4.90
5.20 - 174.80	988	4.88	27.51	774	33.66
$2.26 - $174.80	1,813	6.61	$16.57	998	$26.93
Restricted Stock Units
We grant restricted stock units to our non-employee directors and to certain employees. Grants vest over varying terms, to a maximum of four years from the date of the grant. Awards to non-employee directors upon their initial appointment or election to the board vest in installments of 33.3% each over the first three anniversaries of the grant date, and annual awards to non-employee directors vest 100% on the first anniversary of the grant date. Unvested restricted shares are forfeited if the recipient's employment terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee of the Board of Directors.
Activity for our restricted stock award units is as follows:

	Restricted Stock Units (in thousands)	Weighted Average Grant-Date Fair Value per Share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Restricted stock units, September 30, 2009	172	$7.05	0.66	$1,272
Awarded	618	5.37
Released	—	—
Forfeited	(19)	6.24
Restricted stock units, September 30, 2010	771	$5.72	1.35	$2,408
Awarded	1,122	4.34
Released	(335)	5.97
Forfeited	(262)	4.68
Restricted stock units, September 30, 2011	1,296	$4.66	1.38	$3,823
Awarded	1,258	2.57
Released	(721)	3.99
Forfeited	(147)	3.48
Restricted stock units, September 30, 2012	1,686	$3.49	1.09	$4,113
We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The impact of such withholding totaled $0.6 million as of September 30, 2012 and 2011, respectively and was recorded as settlement on restricted stock tax withholding in the accompanying consolidated statements of stockholders’ deficit. Although shares withheld are not issued, they are treated as common stock repurchases in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

Employee Stock Purchase Plan
In January 2011, our stockholders approved the 2011 ESPP under which 2.5 million shares of common stock were reserved for issuance. As of September 30, 2012, the 2011 ESPP had 1.7 million shares available for issuance. Approximately 34% of our employees were participating in our stock purchase plan as of September 30, 2012. The first purchase period began on August 1, 2011 and ended January 31, 2012. On January 31, 2012, 0.3 million shares were issued at a price per share of $2.59, a 15.0% discount against the share price on that date. The second purchase period began on February 1, 2012 and ended July 31, 2012. On July 31, 2012, 0.5 million shares were issued at a price per share of $1.79, a 15% discount to the share price on that date. The third purchase period began on August 1, 2012 and ends January 31, 2013.
The fair value of the ESPP awards are calculated in accordance with ASC 718-50, Employee Share Purchase Plans, under which the fair value of each share granted under the ESPP is equal to the sum of 15% of a share of stock, a call option for 85% of a share of stock and a put option for 15% of a share of stock. The fair value of the call and put options are determined using the Black-Scholes pricing model. We used the following range of assumptions for both purchase periods: expected useful life of 0.5 years, weighted average expected volatility of 40.4% to 48.4%, a zero dividend rate, and a risk-free interest rate of 0.09% to 0.2%. We recognized approximately $0.6 million and $0.1 million in ESPP stock compensation for the years ended September 30, 2012 and 2011, respectively.

NOTE 8—INCOME TAXES
The components of loss from continuing operations before (benefit) provision for income taxes for the years ended September 30, 2012, 2011 and 2010 were as follows:

	September 30,
	2012	2011	2010
	(in thousands)
Loss before income taxes:
Domestic	$(3,406)	$(17,451)	$(15,141)
Foreign	2,120	2,020	(3,514)
	$(1,286)	$(15,431)	$(18,655)
Income tax (benefit) expense consists of the following for the years ended September 30, 2012, 2011 and 2010:

	September 30,
	2012	2011	2010
	(in thousands)
Income tax (benefit) expense:
Current:
Federal	$(188)	$(248)	$843
State	41	(367)	452
Foreign	1,510	(4)	226
Total current	1,363	(619)	1,521
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,537)	—	—
Total deferred	(1,537)	—	—
Total income tax (benefit) expense:	$(174)	$(619)	$1,521

A reconciliation of the (benefit) provision for income tax expense by applying the statutory United States federal income tax rate to income is as follows:

	September 30,
	2012		2011		2010
	$	%	$	%	$	%
	(in thousands, except for percentages)
Federal income tax benefit at statutory rate	$(437)	34.0%	$(5,246)	34.0%	$(6,343)	34.0%
State tax benefit net of federal benefit	(13)	1.0%	(409)	2.7%	(476)	2.6%
Foreign taxes	1,102	(85.7)%	5	—%	226	(1.2)%
Tax credits	(1,230)	95.6%	—	—%	—	—%
Nondeductible expenses	1,015	(78.9)%	1,108	(7.2)%	194	(1.0)%
Other	(100)	7.9%	(636)	4.2%	366	(2.0)%
Change in valuation allowance	(1,147)	89.2%	(568)	3.7%	328,862	(1,757.1)%
Rate change/other adjustments on deferred taxes	636	(49.5)%	5,127	(33.2)%	(321,308)	1,716.7%
Income tax (benefit) expense	$(174)	13.6%	$(619)	4.0%	$1,521	(8.1)%
Our effective tax rate was 13.6% for the fiscal year ended September 30, 2012 compared to 4.0% for the comparable period in the prior year. Our income tax benefit is primarily impacted by foreign taxes, withholding taxes on foreign income that are creditable against United States income taxes, the removal of unrecognized tax benefits, and certain nondeductible interest and share based expenses. The income tax benefit is also impacted by the release of a portion of the valuation allowances related to certain foreign jurisdictions' deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period based on our analysis of the available positive and negative evidence.
Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	September 30,
	2012	2011	2010
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforward	$55,317	$53,938	$47,854
Research and development tax credits	11,533	7,887	6,564
Deferred income	1,724	—	—
Stock options	12,594	11,148	12,602
Fixed assets and intangible property	10,001	9,189	7,400
Inventory	2,940	3,168	6,738
Allowances and reserves	9,928	10,752	9,974
State taxes	—	1	—
Foreign tax credit/AMT credit	1,398	241	—
Other	—	—	2,211
Total deferred tax assets	105,435	96,324	93,343
Deferred Tax Liabilities:
Debt amortization	(1,485)	(655)	—
Other	(5)	(2,998)	—
State taxes	—	—	(104)
Total deferred tax liabilities	$(1,490)	$(3,653)	$(104)
Net deferred income taxes	103,945	92,671	93,239
Valuation allowance	(102,408)	(92,671)	(93,239)
Total deferred tax asset	$1,537	$—	$—
We have available federal and state research and development tax credit carryforwards of approximately $1.3 million and $10.2 million, respectively. In addition, we also have approximately $1.4 million in foreign tax and AMT credits to offset future taxable income. The federal net operating losses (“NOLs”) and tax credits may be carried forward through 2032; state NOLs may be carried forward through 2032; state tax credits may be carried forward indefinitely; and foreign NOLs have various carryforward provisions in several jurisdictions. At September 30, 2012, we had approximately $90.2 million, $63.3 million, and $217.1 million of federal, state and foreign NOLs that can be used in future tax years. Of the federal NOL amount, $59.3 million is subject to an annual limitation of $3.1 million caused by a prior year “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, a Section 382 ownership change occurs if there is a cumulative change in Vitesse's ownership by “5%” shareholders (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. If an additional ownership change occurred during the current year or should one occur in the future, our ability to utilize our NOL carryforwards and other deferred tax assets to offset future taxable income may be significantly limited. Therefore, the value and recoverability of our NOLs and deferred tax assets could be further diminished as a result of an additional ownership change.
We analyzed our need to maintain the valuation allowance against our otherwise recognizable deferred tax assets in the federal, state, and foreign jurisdictions and have recorded a total valuation allowance of $102.4 million of as September 30, 2012, which represents an increase of $9.7 million from the prior year. Because we have historically experienced net tax losses, the benefits of which resulted in recognized deferred tax assets, we have placed an $84.0 million valuation allowance against all of our otherwise recognizable deferred tax assets in the federal and state jurisdictions. Furthermore, we have also placed a $18.4 million valuation allowance against most of our deferred tax assets in our foreign jurisdictions as we have concluded that it is more likely than not that the majority of our foreign deferred tax assets will not be realized.
Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The total amount of gross unrecognized tax benefits was approximately $10.8 million as of September 30, 2012 and approximately $10.2 million as of September 30, 2011. The total amount of gross unrecognized tax benefits increased by $0.6 million, the majority of which related to state research and development tax credits that have not been utilized.
As of September 30, 2012, approximately $0.2 million of the $10.8 million unrecognized tax benefits related to our state tax liability is recorded in accrued expenses and other current liabilities on the consolidated balance sheets. The remaining $10.6 million, which relates to research and development tax credits that have not been utilized, is reflected as a reduction to the deferred tax asset arising from the research and development tax credits. As of September 30, 2011, approximately $0.3 million of the $10.2 million unrecognized tax benefits, related to our state tax liability, was recorded in accrued expenses and other current liabilities on the consolidated balance sheets. The remaining $9.9 million, related to research and development tax credits that have not been utilized, was reflected as a reduction to the deferred tax asset arising from the research and development tax credits.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2012	2011	2010
	(in thousands)
Beginning balance as of September 30:	$(10,215)	$(10,615)	$(26,288)
Gross decreases - tax positions in prior period	—	200	16,013
Gross increases - current-period tax positions	(47)	—	(340)
Gross increases - tax positions in prior period	(560)	—	—
Decrease relating to settlements	—	—	—
Reductions as a result of a lapse of statute of limitations	—	200	—
Ending balance as of September 30:	$(10,822)	$(10,215)	$(10,615)
We recognize accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense. As of September 30, 2012, there were no material interest or penalties accrued due to significant net operating losses.
We are subject to taxation in the United States and various state and foreign jurisdictions. The 2008 through 2012 tax years generally remain subject to examination by their respective tax authorities. Effectively, all our tax years in which a tax NOL is carried forward to the present are subject to examination by federal, state and foreign tax authorities. Therefore, we cannot estimate the range of unrecognized tax benefits that may significantly change within the next twelve months.

NOTE 9—RESTRUCTURING
Activity related to our restructuring accrual is as follows:

	Facility Consolidation and Operating Lease Commitments	Severance Costs	Property and Equipment Impairment Charges	Total
	(in thousands)
Liability balance at September 30, 2010	$—	$—	$—	$—
Reclass from other liability account	921	—	—	921
Cash payments	—	(828)	—	(828)
Charged to operations	1,389	1,126	1,141	3,656
Non-cash charges	—	—	(1,141)	(1,141)
Liability balance at September 30, 2011	2,310	298	—	2,608
(Credited) charged to operations	(1,460)	36	—	(1,424)
Cash payments	(850)	(334)	—	(1,184)
Liability balance at September 30, 2012	$—	$—	$—	$—
During fiscal year 2011, we consolidated design activities and consolidated our Camarillo operations into a single facility, exiting and adjacent leased facility. In connection with these actions we incurred approximately $3.7 million for severance and asset write down expenses and lease termination costs.
The fair value of the lease termination liability was determined based on the present value of the remaining lease payments reduced by the current market rate for sublease rentals of similar properties. The amounts accrued represented our best estimate of the obligations expected to be incurred.
In the fourth quarter of fiscal year 2012, we determined that it was unlikely that we would be able to sublease the exited property for the remaining lease term through December 2015. Therefore, we decided that we would reoccupy the exited facility upon the expiration of our main Camarillo facility lease in January 2014 instead of locating to a new facility as originally planned. Accordingly, we reversed the remaining lease termination reserve of $1.4 million.

NOTE 10—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION
 We manage and operate our business through one operating segment.
 Net revenue from customers equal to or greater than 10% of total net revenues is as follows:

	September 30,
	2012	2011	2010
Nu Horizons Electronics **	13.5%	20.6%	23.9%
WPG Holdings**	10.7%	*	*
Huawei	*	10.3%	13.3%
 __________________________________________________
*Less than 10% of total net revenues for period indicated.
**Distributor

Net revenue by geographic area is as follows:

	September 30,
	2012	2011	2010
	(in thousands)
United States	$41,559	$51,698	$54,190
Asia Pacific	62,260	63,923	84,045
EMEA*	15,664	25,346	27,755
Total net revenues	$119,483	$140,967	$165,990
________________________________________________
*Europe, Middle East and Africa
Revenue by geographic area is based upon the country of billing. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the ultimate end users.
We believe a substantial portion of the products billed to OEM and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe.
Substantially all long-lived assets are located in the United States. Long-lived assets (excluding intangible assets) by country are as follows:

	September 30,
	2012	2011
	(in thousands)
USA	$7,889	$8,295
Denmark	127	255
Germany	414	454
	$8,430	$9,004

NOTE 11-RETIREMENT SAVINGS PLAN
We have a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. The contributions are fully vested and non-forfeitable at all times. No amounts contributed by participants to the plan were matched by us for the periods presented. In compliance with governing regulations, we made contributions to the retirement savings plans of employees of our foreign subsidiaries in the amount of $0.6 million for fiscal year 2012, $0.7 million for fiscal year 2011 and $0.3 million for fiscal year 2010.

NOTE 12—COMMITMENTS AND CONTINGENCIES
We lease facilities under non-cancellable operating leases. The leases expire at various dates through fiscal year 2016 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance, maintenance costs or provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight line basis over the applicable lease term. Lease incentives received are recognized as a reduction of rental expense on a straight-line basis over the term of the lease. Rent expense, including common area maintenance expense, under operating leases totaled $3.0 million for fiscal year 2012, and $3.8 million for each of the fiscal years 2011 and 2010.
Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year and software licenses are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Operating leases	$3,089	$2,002	$1,131	$199	$—	$—	$6,421
Software licenses	7,676	7,073	6,503	2,800	2,800	2,800	29,652
Total	$10,765	$9,075	$7,634	$2,999	$2,800	$2,800	$36,073
Software license commitments represent non-cancellable licenses of intellectual property from third‑parties used in the development of our products.
We are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts.
During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We review our exposure under these agreements no less than annually, or more frequently when events indicate. Except for our established warranty reserves, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position. Accordingly, except for established warranty reserves, we have not recorded any liabilities for these agreements as of September 30, 2012 and September 30, 2011.
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

NOTE 13-QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth the consolidated statements of operations for each of our last eight quarters. This quarterly information is derived from unaudited interim financial statements and has been prepared on the same basis as the annual consolidated financial statements. The per-share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly per-share amounts does not necessarily equal the annual per-share amount. In management's opinion, this quarterly information reflects all adjustments necessary for fair presentation of the information for the periods presented. The operating results for any quarter are not indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands)
Fiscal Year 2012:
Net revenues:
Product revenues	$28,942	$27,195	$25,730	$28,053	$109,920
Intellectual property revenues	1,049	2,542	4,557	1,415	9,563
Net revenues	29,991	29,737	30,287	29,468	119,483
Cost of product revenues	12,163	10,595	11,270	12,379	46,407
(Loss) income from operations	(2,116)	1,100	2,120	531	1,635
Net (loss) income	(844)	(6,196)	4,711	1,217	(1,112)
Net (loss) income per share:
Basic	$(0.03)	$(0.25)	$0.18	$0.05	$(0.04)
Diluted	$(0.03)	$(0.25)	$0.16	$0.05	$(0.04)
Weighted average shares outstanding:
Basic	24,512	25,043	25,302	25,628	25,121
Diluted	24,512	25,043	38,413	26,513	25,121
Fiscal Year 2011:
Net revenues:
Product revenues	$37,596	$34,403	$31,856	$28,887	$132,742
Intellectual property revenues	151	2,489	4,132	1,453	8,225
Net revenues	37,747	36,892	35,988	30,340	140,967
Cost of product revenues	14,349	12,995	13,432	12,898	53,674
(Loss) income from operations	(1,672)	(1,118)	326	(8,470)	(10,934)
Net (loss) income	(7,732)	(9,041)	6,550	(4,589)	(14,812)
Net (loss) income per share:
Basic	$(0.32)	$(0.37)	$0.26	$(0.19)	$(0.61)
Diluted	$(0.32)	$(0.37)	$0.21	$(0.19)	$(0.61)
Weighted average shares outstanding:
Basic	24,050	24,303	24,447	24,463	24,315
Diluted	24,050	24,303	37,543	24,463	24,315

In the second quarter of fiscal year 2012, we successfully collected on $0.2 million of bad debts that were reserved for in the fourth quarter of fiscal year 2011. In the third quarter of fiscal year 2012, we successfully collected on $1.2 million of bad debts that were reserved for in the fourth quarter of fiscal year 2011. In the fourth quarter of fiscal year 2012, we successfully collected on $0.5 million of bad debts that were reserved for in the fourth quarter of fiscal year 2011. Also in the fourth quarter of 2012, we determined that it was unlikely that we would be able to sublease the exited property for the remaining lease term through December 2015. Therefore, we decided that we would reoccupy the exited facility upon the expiration of our main Camarillo facility lease in January 2014 instead of locating a new facility as originally planned. Accordingly, we reversed the remaining lease termination reserve of $1.4 million.
In the first quarter of fiscal year 2011, we consolidated design activities, resulting in severance costs of $0.6 million. In the fourth quarter of fiscal year 2011, we further consolidated design activities and consolidated our Camarillo operations into a single facility,, exiting an adjacent leased facility, resulting in additional $3.1 of charges associated with these activities. In the second quarter of fiscal year 2011, we recognized a $3.9 million loss on the debt exchange with our senior debt holder. In the fourth quarter of fiscal year 2011, we recognized an impairment loss of $2.2 million related to specific, potentially uncollectible accounts receivable balances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of September 30, 2012 the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.
Attestation Report of Registered Public Accounting Firm
BDO USA, LLP, our independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on our internal control over financial reporting. BDO USA, LLP's attestation report appears in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Controls
Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company are detected. These inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Vitesse Semiconductor Corporation
Camarillo, California
We have audited Vitesse Semiconductor Corporation's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vitesse Semiconductor Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures-Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Vitesse Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitesse Semiconductor Corporation as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended September 20, 2012 and our report dated December 4, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
December 4, 2012

ITEM 9B. OTHER INFORMATION
None.
PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Stockholders expected to be held in January 2013 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our Proxy Statement under the headings “Election of Directors,” “Executive Officers,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our Proxy Statement under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our Proxy Statement under the heading “Director Independence” and “Certain Relationships and Related Person Transactions.”
ITEM 14. PRINCIPAL ACOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from our Proxy Statement under the heading “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See the financial statements and financial statement schedules listed in Item 8. Financial Statements and Supplementary Data.
(a)(2)
See Schedule II “Valuation and Qualifying Accounts.” All other schedules have been omitted because they are not applicable or not required, or the information is included in the consolidated financial statements or notes thereto.

(a)(3)	See Exhibit Index following the signature page to this Annual Report on Form 10-K.

SCHEDULE II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/Write-offs	Balance at End of Year
	(in thousands)
Year ended September 30, 2012
Deducted from accounts receivable:
Allowance for doubtful accounts	$2,212	$(1,954)	$—	$—	$258
Deducted from deferred tax asset
Valuation allowance	92,671	(1,147)	—	10,884	102,408
Year ended September 30, 2011
Deducted from accounts receivable:
Allowance for doubtful accounts	—	2,212	—	—	2,212
Deducted from deferred tax asset
Valuation allowance	93,239	(568)	—	—	92,671
Year ended September 30, 2010
Deducted from accounts receivable:
Allowance for doubtful accounts	—	—	—	—	—
Deducted from deferred tax asset
Valuation allowance	$422,101	$(328,862)	$—	$—	$93,239

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	001-31614	3.1	August 9, 2010
3.2	Amended and Restated Bylaws.	8-K	001-31614	3.2	December 2, 2004
4.1	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of October 30, 2009.	8-K	001-31614	4.1	October 30, 2009
4.2	Form of 8.0% Convertible Second Lien Debentures Due 2014 (included in Exhibit 4.1).	8-K	001-31614	4.1	October 30, 2009
4.3	Guaranty, dated October 30, 2009, executed by Vitesse Manufacturing & Development Corporation and Vitesse Semiconductor Sales Corporation in favor of U.S. Bank National Association, as Trustee, under the Indenture dated October 30, 2009.	10-K/A	001-31614	4.6	January 28, 2010
10.1*	Employment Agreement between the Registrant and Christopher Gardner dated February 12, 2010.	10-Q	001-31614	10.2	May 17, 2010
10.2*	Amendment to Employment Agreement, dated February 12, 2012, between Registrant and Christopher R. Gardner.	8-K	001-31614	10.1	February 16, 2012
10.3*	Employment Agreement, dated effective November 30, 2011, between the Registrant and Martin Nuss.	10-Q	001-31614	10.1	February 7, 2012
10.4	Form of Indemnity Agreement between each of the directors and the Registrant.	8-K	001-31614	10.1	August 22, 2007
10.5	Loan Agreement, dated August 23, 2007 between the Registrant and Whitebox VSC, Ltd.	8-K	001-31614	10.3	August 29, 2007
10.6	First Amendment to Loan Agreement, dated as of October 16, 2009, among the Registrant, the Lenders named therein and Whitebox VSC Ltd., as agent.	8-K	001-31614	10.4	October 20, 2009
10.7	Second Amendment to Loan Agreement, dated as of February 4, 2011, among the Registrant, the Lenders named therein and Whitebox VSC Ltd., as agent.	10-Q	000-19654	10.1	February 8, 2011
10.8	Term Note, dated October 29, 2007 between the Registrant and Whitebox VSC, Ltd. for $30 million.	8-K	001-31614	4.1	October 31, 2007
10.9	Intellectual Property, Assignment and License Agreement, dated October 29, 2007 between the Registrant and Maxim Integrated Products, Inc.	8-K	001-31614	10.1	October 31, 2007
10.10*	Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan as of September 4, 2009.	10-K/A	001-31614	10.1	January 28, 2010
10.11*	Form of Notice of Grant of Stock Options and Option Agreement under the Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan.	10-K/A	001-31614	10.1	January 28, 2010
10.12*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement under the Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan.	10-K/A	001-31614	10.2	January 28, 2010
10.13*†	Vitesse Semiconductor Corporation Fiscal Year 2012 Executive Bonus Plan, dated as of December 1, 2011.	10-Q	001-31614	10.2	February 7, 2012
10.14*	Vitesse Semiconductor Corporation 2010 Incentive Plan.	14A	001-31614	App. A	March 31, 2010
10.15*	Form of Notice of Grant of Stock Options and Option Agreement under the Vitesse Semiconductor Corporation 2010 Incentive Plan.	10-K	001-31614	10.2	December 6, 2011
10.16*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement under the Vitesse Semiconductor Corporation 2010 Incentive Plan.	10-K	001-31614	10.2	December 6, 2011
10.17*	Automatic Equity Grant Program for Eligible Directors under the Vitesse Semiconductor Corporation 2010 Incentive Plan.	10-K	001-31614			X
10.18*	Separation and General Release Agreement, dated May 17, 2012, between Registrant and Steve M. Perna.	10-Q	001-31614	10.1	August 7, 2012
10.19*	Vitesse Semiconductor Corporation 2011 Employee Stock Purchase Plan.	14A	000-19654	App. A	December 1, 2010
10.20*	Employment Agreement between the Registrant and Martin S. McDermut dated July 27, 2011.	10-K	001-31614	10.2	December 6, 2011
21.0	List of Subsidiaries.	10-K	001-31614			X
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
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

December 4, 2012	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

December 4, 2012	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
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

December 4, 2012	/s/ Christopher R. Gardner Christopher R. Gardner Director, President and Chief Executive Officer (Principal Executive Officer)
December 4, 2012	/s/ Martin S. McDermut Martin S. McDermut Chief Financial Officer (Principal Financial and Accounting Officer)
December 4, 2012	/s/ Steven P. Hanson Steven P. Hanson Director
December 4, 2012	/s/ James Hugar James Hugar Director
December 4, 2012	/s/ Scot B. Jarvis Scot B. Jarvis Director
December 4, 2012	/s/ G. William LaRosa G. William LaRosa Director
December 4, 2012	/s/ G. Grant Lyon G. Grant Lyon Director
December 4, 2012	/s/ Edward Rogas, Jr. Edward Rogas, Jr. Director