Form 10-Q
period 2012-12-31
VITESSE SEMICONDUCTOR CORP
filed 2013-02-05
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 1, 2013, there were outstanding 37,368,171 shares of the registrant’s Common Stock, $0.01 par value.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012
	(in thousands, except par value)
ASSETS
Current assets:
Cash	$37,078	$23,891
Accounts receivable, net	9,601	9,403
Inventory, net	12,646	12,060
Prepaid expenses and other current assets	2,914	2,125
Total current assets	62,239	47,479
Property, plant and equipment, net	3,373	3,832
Other intangible assets, net	1,078	1,175
Other assets	4,046	4,130
	$70,736	$56,616

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,513	$5,726
Accrued expenses and other current liabilities	11,431	12,188
Deferred revenue	1,325	871
Total current liabilities	20,269	18,785
Other long-term liabilities	478	574
Long-term debt, net	15,967	15,852
Compound embedded derivative	—	2,899
Convertible subordinated debt, net	42,983	42,521
Total liabilities	79,697	80,631
Commitments and contingencies, See note 10
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized; Series B Non Cumulative, Convertible, 135 shares outstanding at December 31, 2012 and September 30, 2012, respectively	1	1
Common stock, $0.01 par value: 250,000 shares authorized; 36,770 and 25,812 shares outstanding at December 31, 2012 and September 30, 2012, respectively	368	258
Additional paid-in-capital	1,849,952	1,829,976
Accumulated deficit	(1,859,282)	(1,854,250)
Total stockholders’ deficit	(8,961)	(24,015)
	$70,736	$56,616

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2012	2011
	(in thousands, except per share data)
Net revenues:
Product revenues	$23,905	$28,942
Intellectual property revenues	1,822	1,049
Net revenues	25,727	29,991
Costs and expenses:
Cost of product revenues	10,975	12,163
Engineering, research and development	10,504	12,425
Selling, general and administrative	7,970	7,452
Amortization of intangible assets	97	67
Costs and expenses	29,546	32,107
Loss from operations	(3,819)	(2,116)
Other expense (income):
Interest expense, net	1,970	1,948
Gain on compound embedded derivative	(803)	(3,298)
Other (income) expense, net	(31)	12
Other expense (income), net	1,136	(1,338)
Loss before income tax expense	(4,955)	(778)
Income tax expense	77	66
Net loss	$(5,032)	$(844)

Net loss per common share - basic and diluted	$(0.18)	$(0.03)

Weighted average common shares outstanding - basic and diluted	28,059	24,512

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
(in thousands)	Shares	Amount	Shares	Amount
Balance at September 30, 2012	135	$1	25,812	$258	$1,829,976	$(1,854,250)	$(24,015)
Net loss	—	—	—	—	—	(5,032)	(5,032)
Compensation expense related to stock options, awards and ESPP	—	—	—	—	1,143	—	1,143
Issuance of common stock, net of offering costs	—	—	10,651	107	16,994	—	17,101
Release of restricted stock units	—	—	446	4	(4)	—	—
Repurchase of restricted stock units for payroll taxes	—	—	(139)	(1)	(253)	—	(254)
Reclassification of compound embedded derivative liability to additional paid-in-capital	—	—	—	—	2,096	—	2,096
Balance at December 31, 2012	135	$1	36,770	$368	$1,849,952	$(1,859,282)	$(8,961)

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Cash flows (used in) provided by operating activities:
Net loss	$(5,032)	$(844)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	686	751
Stock-based compensation	1,143	1,063
Change in fair value of compound embedded derivative liability	(803)	(3,298)
Gain on disposal of assets	—	(5)
Amortization of debt issuance costs	68	68
Amortization of debt discounts	625	579
Accretion of debt premiums	(42)	(38)
Change in operating assets and liabilities:
Accounts receivable	(198)	(808)
Inventory	(586)	2,724
Prepaids and other assets	(773)	(201)
Accounts payable	1,674	2,123
Accrued expenses and other liabilities	(824)	(1,045)
Deferred revenue	454	(516)
Net cash provided by (used in) operating activities	(3,608)	553

Cash flows used in investing activities:
Capital expenditures	(161)	(129)
Payments under licensing agreements	—	(516)
Net cash used in investing activities	(161)	(645)

Cash flows used in financing activities:
Net proceeds from the sale of common stock	17,213	—
Repurchase of restricted stock units for payroll taxes	(254)	(174)
Other	(3)	(3)
Net cash provided by (used in) financing activities	16,956	(177)

Net increase (decrease) in cash	13,187	(269)
Cash at beginning of period	23,891	17,318
Cash at end of period	$37,078	$17,049

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,262	$2,270
Income taxes	40	172
Non-cash financing activities:
Equity offering costs incurred but not paid	$112	$—
Reclassification of compound embedded derivative liability to additional paid-in-capital	$2,096	—

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 1-THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

Our fiscal year is October 1 through September 30.

Basis of Presentation

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended September 30, 2012, included in our Annual Report on Form 10-K filed with the SEC on December 4, 2012.

The consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, the consolidated results of our operations and the consolidated cash flows and the changes in our stockholders’ deficit. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

For multiple-element arrangements, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenues to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”); (ii) third-party evidence of selling price (“TPE”); and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when we sell the deliverable separately and revenue is the price actually charged by us for that deliverable. Generally, we are not able to determine TPE because our licensing arrangements differ from that of our peers. We have concluded that no VSOE or TPE exists because it is rare that either we or our competitors sell the deliverables on a stand-alone basis. ESPs reflect our best estimate of what the selling prices of the elements would be if they were sold regularly on a stand-alone basis. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed when incurred. R&D costs include payroll and related costs, materials, services and design tools used in product development, depreciation, and other overhead costs including facilities and computer equipment costs. Manufacturing costs associated with the development of a new fabrication process or a new product, including mask costs, are expensed until such time as these processes or products are proven through final testing and initial acceptance by the customer.

Marketing Costs

All of the costs related to marketing and advertising our products are expensed as incurred or at the time the marketing takes place.

Stock Based Compensation

ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) requires that all stock-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values. The benefits of tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow, rather than operating cash flow, as required under previous literature. It is also required to calculate the compensation cost of full-value awards such as restricted stock based on the market value of the underlying stock at the date of the grant. We estimate the expected life of a stock award as the period of time that the award is expected to be outstanding. Expected lives are estimated in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC. We are further required to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We estimate the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. Although the Black-Scholes model meets the accounting guidance requirements, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

We have elected to recognize compensation expense for all stock-based awards on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized through the end of each reporting period is equal to the portion of the grant-date value of the awards that have vested, or for partially vested awards, the value of the portion of the award that is ultimately expected to vest for which the requisite services have been provided.

Other Income, Net

Other income, net, consists of interest income, foreign exchange gains and losses and other non-operating gains and losses.

Income Taxes

We account for income taxes pursuant to the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not “more likely than not,” we establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we include an expense or benefit within the tax provision in the statement of operations. ASC Topic 740-10 prescribes a “more likely than not” recognition threshold and measurement analysis for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the unaudited consolidated statements of operations as income tax expense.

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

Risks and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, dependence on the highly cyclical nature of the semiconductor industry, high fixed costs, declines in average selling prices, decisions by our integrated device manufacturer customers to curtail outsourcing, our substantial indebtedness, our ability to fund liquidity needs, failure to maintain an effective system of internal controls, product return and liability risks, the absence of significant backlog in our business, our dependence on international operations and sales, proposed changes to United States tax laws, our management information systems may prove inadequate, attracting and retaining qualified employees, difficulties consolidating and evolving our operational capabilities, our dependence on materials and equipment suppliers, loss of customers, adverse tax consequences, the development of new proprietary technology and the enforcement of intellectual property rights by or against us, complexity of packaging and test processes, competition, our need to comply with existing and future environmental regulations, fire, flood or other calamity and continued control by existing stockholders.

Our long term debt is comprised of our Term A and B loans and our convertible subordinated debentures due October 2014 (“2014 Debentures”). Amounts due under these agreements total $7.9 million in February 2014 and $55.8 million due in October 2014. We currently anticipate that cash on hand and cash provided by operating activities will permit us to pay the amount due in February 2014 and a portion of the amount due in October 2014. In order to meet the remaining debt obligation, we may seek to modify the terms of the existing debt and/or obtain additional debt or equity financing. However, we cannot assure you that we will be able to modify the terms of the existing debt or that additional debt or equity financing will be available to us on favorable terms or at all.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and accounts receivable. Cash consist of demand deposits maintained with several financial institutions. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

At December 31, 2012, there were two direct customers and one distributor that accounted for 31% and 27% of accounts receivables, respectively. At September 30, 2012, there was one distributor that accounted for 14% of accounts receivables, respectively. We believe that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by our credit evaluation process, relatively short collection periods and maintaining an allowance for anticipated losses. We generally do not require collateral security for outstanding amounts.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and presented net of the allowance for doubtful accounts; they do not bear interest. We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our allowance for doubtful accounts is zero and $0.3 million as of December 31, 2012 and September 30, 2012, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost less depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ remaining estimated useful lives, ranging from three to five years for machinery and equipment, including product tooling; and the shorter of lease terms or estimated useful lives for leasehold improvements.

We evaluate the recoverability of property, plant and equipment in accordance with ASC Topic 360, Accounting for the Property, Plant, and Equipment (“ASC 360”). We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

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

Level 2: Other inputs observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborate inputs; and

Level 3: Unobservable inputs for which there is little or no market data and which requires the owner of the assets or liabilities to develop its own assumptions about how market participants would price these assets or liabilities. As of December 31, 2012, we do not have any Level 3 recurring fair value measurements.

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

Financial Instruments

ASC Topic 825, Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. These financial instruments are stated at their carrying values, which are estimates of their fair values because of their nearness to cash settlement or the comparability of their terms to the terms we could obtain, for similar instruments, in the current market. Our debt instruments are included in long-term debt, net, and convertible subordinated debt, net on our unaudited consolidated balance sheets.

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

Convertible Subordinated Debt

The 2014 Debentures required bifurcation and accounting at fair value because the economic and contractual characteristics of the compound embedded derivative met the criteria for bifurcation and separate accounting due to the conversion price not being indexed to our own stock. The compound embedded derivative was comprised of the conversion option and a make-whole payment for foregone interest if the holder converted the debenture early. The make-whole payment for foregone interest expired October 30, 2012, and upon its expiration, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature were indexed to our own stock. A final valuation was completed on October 30, 2012. We recorded a gain of $0.8 million into earnings due to the change in value and reclassified the final liability value of $2.1 million, from other long-term liabilities, to equity.

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

The compound embedded derivative was presented on the balance sheet at fair value and was marked-to-market, until the make-whole payment for foregone interest expired on October 30, 2012. The change in the fair value of the compound embedded derivative was a non-cash item primarily related to the change in price of the underlying common stock and is reflected in earnings. As we intended to, and had the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470, Debt, we classified the liability as a long-term liability on our consolidated balance sheets as of September 30, 2012.

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

Contingencies

We assess our exposure to loss contingencies, including environmental, legal and income tax matters, and provide an accrual for exposure if it is judged to be probable and reasonably estimable. If the actual loss from a loss contingency differs from management’s estimates, results of operations could be adjusted upward or downward.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standards update is effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The implementation of the new guidance did not impact our consolidated financial statements.

NOTE 2-COMPUTATION OF NET LOSS PER SHARE

In accordance with ASC Topic 260, Earnings per Share, basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.

For periods in which we report net income, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, shares to be issued under our Employee Stock Purchase Plan (“ESPP”), convertible preferred stock, 2014 Debentures and Term B Loan. Unexercised stock options, restricted stock units, and unvested shares to be issued under our ESPP, are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive.

Under the two-class method of determining earnings for each class of stock, we consider the dividend rights and participating rights in undistributed earnings for each class of stock. The allocation of undistributed earnings to preferred shares is equal to the amount of earnings per common share that would be distributed on an as-converted basis.

The following potentially dilutive common shares are excluded from the computation of net loss per share.

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Outstanding stock options	1,724	1,885
Outstanding restricted stock units	1,228	2,162
ESPP shares	506	297
Convertible preferred stock	674	674
2014 Debentures	10,332	10,332
Term B Loan	1,887	1,887
Total potential common stock excluded from calculation	16,351	17,237

NOTE 3-INVENTORY

	December 31, 2012	September 30, 2012
	(in thousands)
Inventory:
Raw materials	$1,513	$1,394
Work-in-process	4,095	5,359
Finished goods	7,038	5,307
Total	$12,646	$12,060

NOTE 4-DEBT

	December 31, 2012	September 30, 2012
	(in thousands)
Term A Loan, 10.5% fixed-rate notes, due February 2014	$8,049	$8,090
Term B Loan, convertible, 8.0% fixed-rate notes, due October 2014	7,918	7,755
Other	—	7
Total long-term debt, net	15,967	15,852
2014 Debentures, convertible, 8.0% fixed-rate notes, due October 2014	42,983	42,521
Total debt, net	$58,950	$58,373

Additional information about our debt is as follows:

	Term A Loan	Term B Loan	2014 Debentures
	(in thousands)
Principal	$7,857	$9,342	$46,493
Unaccreted debt premium/(unamortized) debt discount	192	(1,424)	(3,510)
Carrying value	$8,049	$7,918	$42,983
Interest payable terms	Quarterly, in arrears	Quarterly, in arrears	Semi-annually, in arrears
Annual effective interest rate	8.2%	17.7%	12.2%
Conversion rate per common share	n/a	$4.95	$4.50

Prepayments on the Term B Loan are permitted at 100% of the principal amount plus accrued interest if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. The conversion terms are substantially similar to the conversion terms of the 2014 Debentures, except that there is no provision for the potential payment of a make-whole interest amount upon conversion. At December 31, 2012, conversion of the outstanding principal amount of the Term B Loan would result in the issuance of 1.9 million shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash.

The Term A Loan and Term B Loan (collectively, “Term A and B Loans”) are collateralized by substantially all of our assets.

Prepayment of the 2014 Debentures is permitted at 100% of the principal amount plus accrued and unpaid interest if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. At December 31, 2012, conversion of the outstanding principal amount of the 2014 Debentures would result in the issuance of 10.3 million shares of common stock.
We can elect to settle any conversion in stock, cash or a combination of stock and cash. The compound embedded derivative is comprised of the conversion option and a make-whole payment for foregone interest if the holder converts the debenture early. The make-whole payment for foregone interest expired October 30, 2012, and upon its expiration, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature were indexed to our own stock. A final valuation was completed on October 30, 2012. We recorded a gain of $0.8 million into earnings due to the change in value and reclassified the final liability value of $2.1 million, from other long-term liabilities, to equity. The 2014 Debentures are collateralized by a second priority interest in substantially all of our assets.

The credit agreements for the Term A and B Loans and 2014 Debentures provide for customary restrictions and limitations on our ability to incur indebtedness and liens on property, make restricted payments or investments, enter into mergers or consolidations, conduct asset sales, pay dividends or distributions and enter into specified transactions and activities, and also contain other customary default provisions. The agreements provide that we must repurchase, at the option of the holders, principal amounts plus accrued and unpaid interest upon the occurrence of a fundamental change involving us, as described in the agreements. Upon the occurrence of fundamental change involving us, the holders of the 2014 Debentures and the Term B Loan may be entitled to receive a “make-whole premium” if they convert their 2014 Debentures or Term B Loan into common stock, payable in additional shares of common stock, if the trading price of our common stock is between $3.20 and $16 per share. Upon the occurrence of certain change in control events, the holders of the Term A and B Loans may require us to redeem all or a portion of the loans at 100% of the principal amount plus accrued and unpaid interest.

Debt Maturities

Maturity of our total aggregated outstanding debt is as follows:

Fiscal year	(in thousands)
2014	$7,857
2015	55,835
Total	$63,692

Except for required repurchases upon a change in control or in the event of certain asset sales, as described in the applicable credit agreements, we are not required to make any sinking fund or redemption payments with respect to this debt.

NOTE 5-FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

Liabilities measured at fair value on our balance sheet on a recurring basis are as follows:

	December 31, 2012				September 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Compound embedded derivative liability	$—	$—	$—	$—	$—	$—	$2,899	$2,899
	$—	$—	$—	$—	$—	$—	$2,899	$2,899

There were no transfers in and/or out of Level 1, Level 2 or Level 3 fair value measurements during the three months ended December 31, 2012 and 2011, respectively.

We use a binomial-lattice model to estimate fair values of our financial instruments. The key unobservable input utilized in the model includes a discount rate of 8%.

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative measured at fair value using significant unobservable inputs (Level 3).

	2013	2012
	(in thousands)
Beginning balance September 30	$2,899	$7,796
Transfer to equity	(2,096)	—
Total net gains included in earnings	(803)	(3,298)
Ending balance December 31	$—	$4,498

The compound embedded derivative liability, which was included in long-term liabilities, represented the value of the equity conversion feature and a “make-whole” feature of the 2014 Debentures. The make-whole payment for foregone interest expired October 30, 2012, and upon its expiration, the compound embedded derivative no longer met the criteria for bifurcation as all components of the derivative were indexed to our own stock.

We measure the fair value of our Term A and B Loans and 2014 Debentures (“long-term debt”) carried at amortized/accreted cost quarterly for disclosure purposes. The estimated fair value of long-term debt is determined using Level 3 inputs based primarily on their comparability of their terms to the terms we could obtain, for similar instruments, in the current market.

The estimated fair values of our financial instruments are as follows:

	December 31, 2012		September 30, 2012
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Term A Loan	$8,049	$8,371	$8,090	$8,437
Term B Loan	7,918	8,536	7,755	9,776
2014 Debentures	42,983	49,623	42,521	46,725

NOTE 6-STOCKHOLDERS’ EQUITY

Authorized Capital Stock

We are authorized to issue up to 250 million shares of common stock, par value $0.01, per share, of which 19.5 million shares are reserved for future potential issuance upon conversion of debt, 3.8 million shares of common stock have been reserved for issuance under our stock compensation plans, 1.7 million remaining shares of common stock are reserved for issuance under our 2011 ESPP, and 0.8 million are reserved for issuance upon conversion of Series B Preferred Stock.

We are authorized to issue up to 10 million shares of preferred stock, par value of $0.01 per share, of which 0.8 million shares have been designated as Series B Preferred Stock. As of December 31, 2012, there were 134,720 shares of Series B Preferred Stock outstanding that were convertible into common stock on a 5-to-one basis, for an aggregate of 673,600 shares of common stock. The holders of Series B Preferred Stock are entitled to receive, when, as and if declared by our board of directors out of funds legally available for the payment of dividends in respect of our common stock, dividends in an amount equal to 10 percent of par value per share plus the amount of dividends that would have been payable with respect to the shares of common stock issuable upon conversion had such shares of Series B Preferred Stock been fully converted.

In December 2012, we raised $17.1 million, net of offering costs of $1.5 million from the registered public sale of 10,651,280 shares of common stock at $1.75 per share, based on a negotiated discount to market.

NOTE 7-STOCK BASED COMPENSATION

Stock Options

We have in effect one stock-based plan under which non-qualified stock options and restricted stock units have been granted to employees and outside directors. The options generally vest over four years and expire 10 years from the date of grant.

The Compensation Committee of the Board of Directors determines the total value of the stock based compensation grants. The exercise price of options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

Under the stock option plans, we have 0.8 million shares available for future grant as of December 31, 2012. The 2010 Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, performance awards, restricted stock and stock units, and other stock and cash-based awards.

As of December 31, 2012, none of our stock-based awards are classified as liabilities. We did not capitalize any stock-based compensation cost.

Compensation cost related to our stock-based compensation plan is as follows:

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Cost of revenues	$154	$122
Engineering, research and development	386	376
Selling, general and administrative	603	565
Total stock-based compensation expense	$1,143	$1,063

As of December 31, 2012, there was $4.9 million of unrecognized stock-based compensation expense related to non-vested stock options, restricted stock units and our ESPP. The weighted average period over which the unearned stock-based compensation for stock options and restricted stock units expected to be recognized is approximately 1.75 and 1.60 years, respectively. An estimated forfeiture rate of 5.2% has been applied to all unvested options and restricted stock outstanding as of December 31, 2012.

Activity in stock option awards is as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, September 30, 2012	1,813	$16.57	6.61	$2
Granted	2	2.14	—	—
Exercised	—	—	—	—
Cancelled or expired	(91)	16.31	—	—
Options outstanding, December 31, 2012	1,724	16.57	6.60	—
Options exercisable, December 31, 2012	1,099	$23.71	5.81	$—

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $2.23, as of December 31, 2012, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

The fair value of stock-based awards is estimated at the date of grant using the Black-Scholes option valuation model; however, the value calculated using an option pricing model may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the United States Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding. Expected lives are estimated in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC.

The per share fair values of stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	Three Months Ended December 31,
	2012	2011
Expected life (in years)	6.08	5.62
Expected volatility:
Weighted-average	80.5%	87.0%
Range	80.5%	86.1% - 87.1%
Expected dividend	—	—
Risk-free interest rate	0.9%	1.1% - 1.3%

The weighted average fair value at the date of grant of options granted in the three months ended December 31, 2012 and 2011 was $1.47 and $1.80, respectively.

The following table provides additional information in regards to options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$2.26 - $2.54	357	8.85	$2.53	166	$2.54
2.85 - 4.10	79	8.50	3.38	45	3.49
4.36 - 4.36	362	7.87	4.36	181	4.36
4.60 - 5.14	22	7.83	4.84	14	4.89
5.20 - 174.80	904	5.00	28.43	693	35.53
$2.26 - $174.80	1,724	6.60	$16.57	1,099	$23.71

Restricted Stock Units

We grant restricted stock units to our non-employee directors and to certain employees. Grants vest over varying terms, to a maximum of four years from the date of the grant. Awards to non-employee directors upon their initial appointment or election to the board vest in installments of 33.3% each over the first three anniversaries of the grant date, and annual awards to non-employee directors vest 100% on the first anniversary of the grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee of the Board of Directors.

Activity for our restricted stock award units is as follows:

	Restricted Stock Units (in thousands)	Weighted Average Grant-Date Fair Value per Share
Restricted stock units, September 30, 2012	1,686	$3.49
Awarded	—	—
Released	(446)	3.29
Forfeited	(12)	3.48
Restricted stock units, December 31, 2012	1,228	$3.56

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The impact of such withholding totaled $0.3 million for the three months ended December 31, 2012, and was recorded as settlement on restricted stock tax withholding in the accompanying unaudited consolidated statements of stockholders’ deficit. Although shares withheld are not issued, they are treated as common stock repurchases in our unaudited consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

Employee Stock Purchase Plan

In January 2011, our stockholders approved the 2011 ESPP under which 2.5 million shares of common stock were reserved for issuance. As of December 31, 2012, the 2011 ESPP had 1.7 million shares available for issuance. As of December 31, 2012, approximately 49% of the eligible employees participated in our stock purchase plan. The previous purchase period began on August 1, 2012 and ended January 31, 2013. On January 31, 2013, 0.5 million shares were issued at a price per share of $1.73, a 15% discount to the share price on that date. A new purchase period began on February 1, 2013 and ends July 31, 2013.

The fair value of the ESPP awards are calculated in accordance with ASC Topic 718-50, Employee Share Purchase Plans, under which the fair value of each share granted under the ESPP is equal to the sum of 15% of a share of stock, a call option for 85% of a share of stock and a put option for 15% of a share of stock. The fair value of the call and put options are determined using the Black-Scholes pricing model. We used the following range of assumptions for both purchase periods: expected useful life of 0.5 years, weighted average expected volatility of 40.4% to 48.4%, a zero dividend rate, and a risk-free interest rate of 0.1% to 0.2%. We recognized approximately $0.1 million and $0.1 million in ESPP stock compensation for the three months ended December 31, 2012 and 2011, respectively.

NOTE 8-INCOME TAXES

The provision for income taxes as a percentage of loss from operations before income taxes was (1.6)% for the three months ended December 31, 2012 compared to (8.5)% for the comparable period in the prior year. Our effective tax rate is primarily impacted by certain foreign taxes, certain nondeductible interest and share based expenses, and the release of a portion of the valuation allowance related to certain foreign jurisdictions’ deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period.

Because we have historically experienced net tax losses, the benefits of which resulted in recognized deferred tax assets, we have placed a valuation allowance against our otherwise recognizable deferred tax assets in the U.S. and state jurisdictions.
At December 31, 2012, we had approximately $90.2 million of Federal Net Operating Losses (“NOLs”) that can be used in future tax years. Of this amount, $59.3 million is subject to an annual limitation of $3.1 million caused by a prior year

“ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, a Section 382 ownership change occurs if there is a cumulative change in Vitesse’s ownership by “5%” shareholders (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. In December 2012, we issued 10.7 million common stock in a public offering. We are in the process of evaluating whether the offering caused a Section 382 ownership change. If an additional ownership change occurred during the current period or should one occur in the future, our ability to utilize our NOL carryforwards and other deferred tax assets to offset future taxable income may be significantly limited. Therefore, the value and recoverability of our NOLs could be further diminished as a result of an additional ownership change.

NOTE 9-SEGMENT AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenue from customers that were equal to or greater than 10% of total net revenues is as follows:

	Three Months Ended December 31,
	2012	2011
WPG Holdings**	13.2%	10.2%
Nu Horizons Electronics**	12.3%	21.9%
Huawei	11.0%	*
 __________________________________________________
*Less than 10% of total net revenues for period indicated.
**Distributor

Net revenue by geographic area is as follows:

	Three Months Ended December 31,
	2012	2011
	(in thousands)
United States	$10,905	$9,719
Asia Pacific	12,064	15,129
EMEA*	2,758	5,143
Total net revenues	$25,727	$29,991
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

Product revenue by product line is as follows:

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Connectivity	$10,138	$12,968
Ethernet switching	8,306	8,023
Transport processing	5,461	7,951
Product revenues	$23,905	$28,942

NOTE 10-COMMITMENTS AND CONTINGENCIES

We are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts.

During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We review our exposure under these agreements no less than annually, or more frequently when events indicate. Except for our established warranty reserves, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position. Accordingly, except for established warranty reserves, we have not recorded any liabilities for these agreements as of December 31, 2012 and September 30, 2012.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report, as well as in our Annual Report on Form 10-K for the year ended September 30, 2012 (“Annual Report”) and in our other filings with the SEC, which discuss our business in greater detail.

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

Realization of Our Strategy

Several years ago, we embarked on the strategic mission of re-inventing Vitesse to take advantage of the dramatic ongoing transformation of our target networking markets. Our objective is to be the leading supplier of high-performance ICs for the global communications infrastructure markets. Toward that goal, we re-positioned our R&D teams and invested heavily to enter new markets, develop new products and penetrate new customers in an effort to diversify ourselves and provide new opportunities for growth.

In order to optimize the efficiency of our R&D team we chose to serve two large, growing, independent markets which rely increasingly on Ethernet technology: Carrier networking and Enterprise networking. We estimate our total addressable market to have a CAGR of 17% and to approach $2.1 billion by 2016. The Carrier networking market includes core, metro and access equipment used for transport, switching, routing and backhaul in service provider networks. The Enterprise networking market covers Ethernet switching and routing equipment used within LANs in SME networks, SMB, and cloud and security appliances. While both market segments are unique, there is tremendous synergy and cost savings in terms of R&D effort for Ethernet switch and PHY devices allowing us to address these two large markets. Within the Carrier networking segment, our focus and growth is driven by mobile backhaul applications, and within the Enterprise segment our focus and growth is driven by the migration from 100 Mbps to 1 GE and 10 GE port speeds. In both markets, Vitesse provides unique low power and low cost solutions by optimizing the feature set for target applications.

As with any high technology company, growth opportunities begin with new products. Over the past three years, we introduced over 60 new products, including many new “platform” products and technologies that will serve as the basis for future product development. These new products allowed us to substantially increase our served markets in both Carrier and Enterprise networking.

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

Together with our customers, we are now preparing to ramp these new products. In our industry it typically takes six to 24 months for our customers to go from first product sample received to first customer shipment as customers do the necessary development work to complete and qualify their systems in the network. In 2012, we shipped samples and pre-production on the majority of our new products, and we expect our customers to phase into volume production over the course of 2013.

In 2012, we began a migration of our revenues to our new product portfolio. In 2011, only 6% of our product revenue was from our new product portfolio. In 2012, this grew to 14% of product revenues. We expect revenue from our new products to double in 2013 compared to 2012 and double again in 2014.

Augmenting our product revenues, we leverage our substantial intellectual property portfolio to generate revenues. Our primary focus for intellectual property licensing has been our Gigabit Ethernet Copper PHY and switch cores and eFEC technology. We license to non-competing third-parties in adjacent or similar markets.

We have also made progress on our strategy to strengthen our operational performance and execution. Our efforts in operations include reduction in materials costs and cycle times, improved product yields, implementation of programs such as lean manufacturing, and an enhanced customer-centric focus. During the last three years, we accelerated our comprehensive effort to reduce our operating expenses, which has substantially increased our operating leverage.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of the unaudited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable in the circumstances. We regularly discuss with our audit committee the basis of our estimates. These estimates could change under different assumptions or conditions.

We believe that our critical accounting policies and estimates, as described in our Annual Report on Form 10-K for the year ended September 30, 2012, are our most critical accounting policies and are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these policies during the three months ended December 31, 2012.

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements see “The Company and Its Significant Accounting Policies” footnote in the accompanying notes to the unaudited consolidated financial statements.

Results of Operations for the three months ended December 31, 2012 compared to the three months ended December 31, 2011

The following table sets forth certain Unaudited Consolidated Statements of Operations data for the periods indicated.
The percentages in the table are based on net revenues.

	Three Months Ended December 31,
	2012		2011
	$	%	$	%
	(in thousands, except for percentages)
Net revenues:
Product revenues	$23,905	92.9%	$28,942	96.5%
Intellectual property revenues	1,822	7.1%	1,049	3.5%
Net revenues	25,727	100.0%	29,991	100.0%
Costs and expenses:
Cost of product revenues	10,975	42.7%	12,163	40.6%
Engineering, research and development	10,504	40.8%	12,425	41.4%
Selling, general and administrative	7,970	31.0%	7,452	24.8%
Amortization of intangible assets	97	0.4%	67	0.2%
Costs and expenses	29,546	114.9%	32,107	107.0%
Loss from operations	(3,819)	(14.9)%	(2,116)	(7.0)%
Other expense (income):
Interest expense, net	1,970	7.7%	1,948	6.5%
Gain on compound embedded derivative	(803)	(3.2)%	(3,298)	(11.0)%
Other (income) expense, net	(31)	(0.1)%	12	—%
Other expense (income), net	1,136	4.4%	(1,338)	(4.5)%
Loss before income tax expense	(4,955)	(19.3)%	(778)	(2.5)%
Income tax expense	77	0.3%	66	0.2%
Net loss	$(5,032)	(19.6)%	$(844)	(2.7)%

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

The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products, capacity constraints at our suppliers, End-of-life (“EOL”) product decisions, and general economic conditions. Therefore, our revenues for the three months ended December 31, 2012 and December 31, 2011 may not necessarily be indicative of future revenues.

Product revenue by market is as follows:

	Three Months Ended December 31,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$13,978	58.5%	$11,992	41.4%	$1,986	16.6%
Enterprise networking	9,659	40.4%	14,427	49.8%	(4,768)	(33.0)%
Non-core	268	1.1%	2,523	8.8%	(2,255)	(89.4)%
Product revenues	$23,905	100.0%	$28,942	100.0%	$(5,037)	(17.4)%

The increase in Carrier networking revenues is largely attributable to a doubling in sales of our new products. We also saw an increase in revenues from our mature Crosspoint products and our framers going through EOL. Increases were offset by declines in switch fabrics and Optical Transport Network devices (“OTNs”), which had high EOL revenues in the prior year.

The decrease in Enterprise networking revenues was due to overall weak market conditions and higher EOL revenues in the prior year. The decrease was partially offset by an increase in new Ethernet switch products.

The decrease in Non-core revenues is largely attributable to a decrease of our legacy network processors and Fibre Channel PHYs, which had high EOL revenues in the prior year.

Revenue from EOL products totaled $4.5 million and $7.5 million in the three months ended December 31, 2012 and 2011, respectively. Product phase-outs are part of our normal course of business, and we will continue this practice in the future. We expect revenues from EOL products to decline in this fiscal year. However, we cannot predict the degree and/or timing of the impact of product phase-out on future revenues. From time-to-time, upon customer request or due to a change in our product strategy, we may decide to resume producing a part we previously phased-out.

We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing.

Product revenue by product line is as follows:

	Three Months Ended December 31,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$10,138	42.4%	$12,968	44.8%	$(2,830)	(21.8)%
Ethernet switching	8,306	34.8%	8,023	27.7%	283	3.5%
Transport processing	5,461	22.8%	7,951	27.5%	(2,490)	(31.3)%
Product revenues	$23,905	100.0%	$28,942	100.0%	$(5,037)	(17.4)%

The decrease in Connectivity revenues is largely attributable to the continued decline in the Enterprise networking equipment market, which negatively impacted the demand for our more mature products.

The increase in Ethernet switching revenues is largely attributable to our new switches selling into the Enterprise market and, to a lesser extent, selling into the Carrier market. The increase was partially offset by a decrease in sales of our mature Copper PHY products and Ethernet switches to the Enterprise market.

The decrease in Transport processing revenues is largely attributable to lower EOL sales of switch fabrics, Network Processors and OTNs. The decrease was partially offset by increased sales of EOL framers.

Intellectual Property Revenues

	Three Months Ended December 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$1,822	7.1%	$1,049	3.5%	$773	73.7%

Intellectual property revenue increased due to revenues earned under new intellectual property agreements.  Costs associated with the sale of intellectual property are included in selling, general and administrative expenses.

Net revenue from customers that were equal to or greater than 10% of total net revenues is as follows:

	Three Months Ended December 31,
	2012	2011
WPG Holdings**	13.2%	10.2%
Nu Horizons Electronics**	12.3%	21.9%
Huawei	11.0%	*

________________________________________________

*Less than 10% of total net revenues for period indicated.
**Distributors

Net revenue by geographic area is as follows:

	Three Months Ended December 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(in thousands, except percentages)
United States	$10,905	42.4%	$9,719	32.4%
Asia Pacific	12,064	46.9%	15,129	50.5%
EMEA*	2,758	10.7%	5,143	17.1%
Total net revenues	$25,727	100.0%	$29,991	100.0%

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

Cost of Product Revenues

	Three Months Ended December 31,
	2012		2011
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$10,975	45.9%	$12,163	42.0%	$(1,188)	(9.8)%

We use third-parties for wafer fabrication and assembly services. Cost of product revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; (iii) test services; and (iv) labor and overhead costs associated with product procurement, planning and quality assurance.

Our cost of product revenues is affected by various factors, including product mix, volume, and provisions for excess and obsolete inventories, material costs, manufacturing efficiencies, and the position of our products within their life-cycles. Our cost of product revenues as a percent of net product revenues is affected by these factors, as well as customer mix, pricing, and competitive pricing programs.

The overall decrease in cost of product revenues is attributable to lower product revenues. The increase in the cost of revenues as a percent of product revenues is due to higher cost of goods sold as a percent of product revenues associated with EOL products and new products. New products typically start out with higher costs as a percent of revenues, which decrease with increased volumes and improved manufacturing efficiencies.

Engineering, Research and Development

	Three Months Ended December 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$10,504	40.8%	$12,425	41.4%	$(1,921)	(15.5)%

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

The decrease in R&D expense in the three months ended December 31, 2012 as compared to the same period in the prior year is primarily attributable to a $1.2 million lower spending for masks.

We continue to concentrate our spending in R&D to meet customer requirements and to respond to market conditions, and we do not anticipate that the reduction in R&D spending in the current year will impact product development.

Selling, General and Administrative

	Three Months Ended December 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$7,970	31.0%	$7,452	24.8%	$518	7.0%

Selling, general and administrative (“SG&A”) expense consists primarily of compensation expense, legal and other professional fees, facilities expenses, outside labor and communication expenses.

The increase in SG&A expense in the three months ended December 31, 2012 as compared to the same period in the prior year is due to a $0.5 million increase in asset retirement obligations as we move from our primary Camarillo facility to an adjacent building.

Interest Expense, Net

	Three Months Ended December 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$1,970	7.7%	$1,948	6.5%	$22	1.1%

Net interest expense is comprised of cash interest expense, amortization of debt discount, premium, and debt issuance costs, net of interest income. Net interest expense for the three months ended December 31, 2012 is comparable to the same period last year.

Gain on Compound Embedded Derivative

	Three Months Ended December 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$(803)	(3.2)%	$(3,298)	(11.0)%	$2,495	(75.7)%

The gain on our compound embedded derivative included in our convertible subordinated debentures due October 2014 (“2014 Debentures”) for the three months ended December 31, 2012 and December 31, 2011 is primarily generated by the decrease in the price of our underlying common stock during those periods.

The compound embedded derivative included in our 2014 Debentures required bifurcation and accounting at fair value because the economic and contractual characteristics of the compound embedded derivative met the criteria for bifurcation and separate accounting due to the conversion price not being indexed to our own stock. The compound embedded derivative is comprised of the conversion option and a make-whole payment for foregone interest if the holder converts the debenture early. The make-whole payment for foregone interest expired October 30, 2012, and upon its expiration, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature were indexed to our own stock. A final valuation was completed on October 30, 2012, resulting in gain of $0.8 million due to the change in fair value.

Income Tax Expense

	Three Months Ended December 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax expense	$77	0.3%	$66	0.2%	$11	16.7%

Our effective tax rate for the three months ended December 31, 2012 was (1.6)%. Our effective tax rate is primarily impacted by certain foreign taxes, certain nondeductible interest and share based expenses and the release of a portion of the valuation allowance related to certain foreign jurisdictions’ deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period. Our effective tax rate for the three months ended December 31, 2011 was (8.5)%, which was lower than the federal and state statutory rate due to the projected federal and state losses for the fiscal year.

Financial Condition and Liquidity

Cash Flow Analysis

Cash increased to $37.1 million at December 31, 2012, from $23.9 million at September 30, 2012. During the three months ended December 31, 2012, we used cash for operations and investing activities, which was offset by cash provided by financing activities. Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$(3,608)	$553
Net cash used in investing activities	(161)	(645)
Net cash provided by (used in) financing activities	16,956	(177)
Net increase (decrease) in cash	13,187	(269)
Cash at beginning of period	23,891	17,318
Cash at end of period	$37,078	$17,049

Net Cash (Used In) Provided by Operating Activities

During the three months ended December 31, 2012, cash used in operations totaled $3.6 million.  Excluding changes in working capital, we used $3.3 million to fund the cash portion of our net loss. We also used cash to fund increases in accounts receivable, inventory and prepaid expenses totaling $1.6 million. These uses were offset by higher deferred revenues, accounts payable and accrued expense liabilities totaling $1.3 million.

Inventory increased $0.5 million from $12.1 million at September 30, 2012 to $12.6 million at December 31, 2012 primarily due to increased inventories held by distributors. Accounts payable, accrued expenses and other liabilities increased by $0.9 million from $18.5 million at September 30, 2012 to $19.4 million at December 31, 2012 due to the timing of obligations and/or payments to our vendors and other service providers. Deferred revenue increased $0.4 million from $0.9 million at September 30, 2012 to $1.3 million at December 31, 2012 due to increased shipments to distributors.

During the three months ended December 31, 2011, cash provided by operating activities totaled $0.6 million. Excluding changes in working capital, cash used to fund our losses totaled $1.7 million. We also used $0.8 million cash to fund the increase in accounts receivable and $0.5 million related to a decrease in deferred revenue due to lower purchases from distributors. These uses were offset by the generation of $2.7 million cash from operating with lower inventory levels and $1.1 million cash from increased accounts payable, accrued expenses and other liabilities.

Accounts receivable increased $0.8 million from $9.6 million at September 30, 2011 to $10.4 million at December 31, 2011 resulting from higher sales at the end of the quarter. Inventory decreased $2.8 million from $20.9 million at September 30, 2011 to $18.1 million at December 31, 2011. The lower inventory is due to decreased purchasing because of positive changes in the availability of materials. Accounts payable, accrued expenses and other liabilities increased by $1.1 million from $21.6 million at September 30, 2011 to $22.7 million at December 31, 2011 due to a reduction in purchases from our suppliers as industry-wide material shortages eased, as well as the timing of payments to our vendors and other service providers.

Net Cash Used In Investing Activities

Investing activities used $0.2 million cash in the three months ended December 31, 2012 for capital expenditures. Investing activities used $0.6 million cash in the three months ended December 31, 2011 for capital expenditures of $0.1 million and payments under licensing agreements of $0.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended December 31, 2012 totaled $17.0 million. Cash from the sale of common stock totaled $17.2 million, net of approximately $1.4 million in expenses, from the registered underwritten sale of 10,651,280 shares of common stock at $1.75 per share, based on a negotiated discount to market. Offering costs of $0.1 million were incurred, but unpaid as of December 31, 2012. Proceeds were offset by $0.3 million in cash used for the repurchase of restricted stock units for payroll taxes paid on behalf of employees. During the three months ended December 31, 2011, financing activities used $0.2 million in cash primarily for the repurchase of restricted stock units for payroll taxes.

Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases

Prospective Capital Needs

Our principal sources of liquidity are our existing cash, cash generated from product sales, cash generated from the sales or licensing of our intellectual property, and during the three months ended December 31, 2012, cash generated from the sale of our common stock. Our cash totaled $37.1 million at December 31, 2012. Our working capital at December 31, 2012 was $42.0 million.

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

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits Vitesse to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $75.0 million. As of December 31, 2012, we raised a total of $18.6 million in gross proceeds from the sale of 10,651,280 shares of our common stock, leaving approximately $56.4 million available pursuant to the Form S-3. The Form S-3 will expire on December 27, 2014.

Contractual Obligations

	Payment Obligations by Fiscal Year
	Remaining in 2013	2014-2015	2016-2017	2018 and thereafter	Total
	(in thousands)
Convertible subordinated debt (1)	$—	$46,493	$—	$—	$46,493
Term A Loan (2)	—	7,857	—	—	7,857
Term B Loan (3)	—	9,342	—	—	9,342
Loan interest (4)	3,052	7,332	—	—	10,384
Operating leases (5)	2,429	3,143	199	—	5,771
Software licenses (6)	5,261	14,299	5,600	2,800	27,960
Inventory and related purchase obligations (7)	8,607	560	—	—	9,167
Total	$19,349	$89,026	$5,799	$2,800	$116,974
_________________________________________________

(1)	Convertible subordinated debt represents amounts due for our 8.0% convertible debentures due October 2014.

(2)	Term A Loan represents amounts due for our 10.5% fixed rate senior notes due February 2014.

(3)	Term B Loan represents amounts due for our 8.0% fixed rate senior notes due October 2014.

(4)	Interest payable for Term A Loans, Term B Loans and convertible subordinated debt through October 2014.

(5)	We lease facilities under non-cancellable operating lease agreements that expire at various dates through 2016.

(6)	Software license commitments represent non-cancellable licenses of technology from third-parties used in the development of our products.

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

Off-Balance Sheet Arrangements

At December 31, 2012, we had no material off-balance sheet arrangements, other than operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in our Annual Report on Form 10-K for the year ended September 30, 2012. There have been no material changes to these risks during the three months ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of December 31, 2012, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of December 31, 2012, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2012.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

10.1*†	Vitesse Semiconductor Corporation Fiscal Year 2013 Executive Bonus Plan, dated as of November 28, 2012.					X
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

February 5, 2013	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

February 5, 2013	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)