Form 10-K/A
period 2012-09-30
VITESSE SEMICONDUCTOR CORP
filed 2013-04-16
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________

Form 10-K/A
Amendment No. 1

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of March 31, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $71,163,660, based on the closing price on that date. As of April 11, 2013, there were outstanding 37,456,389 shares of the registrant’s Common Stock, $0.01 par value.
Documents Incorporated By Reference
Portions of the issuer's Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE
We are filing this Amendment on Form 10-K/A (this “Amendment”) of Vitesse Semiconductor Corporation (“we,” “our,” “us,” or the “Company”) to re-file the certifications included as Exhibits 31.1, 31.2 and 32.1 (the “Exhibits”) of the previously filed Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on December 4, 2012 (the “Original Filing”), to identify the correct periodic report in the Exhibits. This Amendment also provides an updated list of exhibits in Part IV of the Original Filing.
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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	001-31614	3.1	August 9, 2010
3.2	Amended and Restated Bylaws.	8-K	001-31614	3.2	December 2, 2004
4.1	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of October 30, 2009.	8-K	001-31614	4.1	October 30, 2009
4.2	Form of 8.0% Convertible Second Lien Debentures Due 2014 (included in Exhibit 4.1).	8-K	001-31614	4.1	October 30, 2009
4.3	Guaranty, dated October 30, 2009, executed by Vitesse Manufacturing & Development Corporation and Vitesse Semiconductor Sales Corporation in favor of U.S. Bank National Association, as Trustee, under the Indenture dated October 30, 2009.	10-K/A	001-31614	4.6	January 28, 2010
10.1*	Employment Agreement between the Registrant and Christopher Gardner dated February 12, 2010.	10-Q	001-31614	10.2	May 17, 2010
10.2*	Amendment to Employment Agreement, dated February 12, 2012, between Registrant and Christopher R. Gardner.	8-K	001-31614	10.1	February 16, 2012
10.3*	Employment Agreement, dated effective November 30, 2011, between the Registrant and Martin Nuss.	10-Q	001-31614	10.1	February 7, 2012
10.4	Form of Indemnity Agreement between each of the directors and the Registrant.	8-K	001-31614	10.1	August 22, 2007
10.5	Loan Agreement, dated August 23, 2007 between the Registrant and Whitebox VSC, Ltd.	8-K	001-31614	10.3	August 29, 2007
10.6	First Amendment to Loan Agreement, dated as of October 16, 2009, among the Registrant, the Lenders named therein and Whitebox VSC Ltd., as agent.	8-K	001-31614	10.4	October 20, 2009
10.7	Second Amendment to Loan Agreement, dated as of February 4, 2011, among the Registrant, the Lenders named therein and Whitebox VSC Ltd., as agent.	10-Q	000-19654	10.1	February 8, 2011
10.8	Term Note, dated October 29, 2007 between the Registrant and Whitebox VSC, Ltd. for $30 million.	8-K	001-31614	4.1	October 31, 2007
10.9	Intellectual Property, Assignment and License Agreement, dated October 29, 2007 between the Registrant and Maxim Integrated Products, Inc.	8-K	001-31614	10.1	October 31, 2007
10.10*	Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan as of September 4, 2009.	10-K/A	001-31614	10.1	January 28, 2010
10.11*	Form of Notice of Grant of Stock Options and Option Agreement under the Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan.	10-K/A	001-31614	10.1	January 28, 2010
10.12*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement under the Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan.	10-K/A	001-31614	10.2	January 28, 2010
10.13*†	Vitesse Semiconductor Corporation Fiscal Year 2012 Executive Bonus Plan, dated as of December 1, 2011.	10-Q	001-31614	10.2	February 7, 2012
10.14*	Vitesse Semiconductor Corporation 2010 Incentive Plan.	14A	001-31614	App. A	March 31, 2010
10.15*	Form of Notice of Grant of Stock Options and Option Agreement under the Vitesse Semiconductor Corporation 2010 Incentive Plan.	10-K	001-31614	10.2	December 6, 2011
10.16*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement under the Vitesse Semiconductor Corporation 2010 Incentive Plan.	10-K	001-31614	10.2	December 6, 2011
10.17*	Automatic Equity Grant Program for Eligible Directors under the Vitesse Semiconductor Corporation 2010 Incentive Plan.					X1
10.18*	Separation and General Release Agreement, dated May 17, 2012, between Registrant and Steve M. Perna.	10-Q	001-31614	10.1	August 7, 2012
10.19*	Vitesse Semiconductor Corporation 2011 Employee Stock Purchase Plan.	14A	000-19654	App. A	December 1, 2010
10.20*	Employment Agreement between the Registrant and Martin S. McDermut dated July 27, 2011.	10-K	001-31614	10.2	December 6, 2011
21.0	List of Subsidiaries.					X1
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
						X
101.INS	XBRL Instance Document**					X1
101.SCH	XBRL Taxonomy Extension Schema Document**					X1
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**					X1
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**					X1
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**					X1
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**					X1
_____________________________________________________

*	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

†
Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)
Previously filed or furnished as exhibits to Vitesse Semiconductor Corporation's Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on December 4, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2013	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

April 15, 2013	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
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

April 15, 2013	/s/ Christopher R. Gardner Christopher R. Gardner Director, President and Chief Executive Officer (Principal Executive Officer)
April 15, 2013	/s/ Martin S. McDermut Martin S. McDermut Chief Financial Officer (Principal Financial and Accounting Officer)
April 15, 2013	/s/ Mathew Frey Mathew Frey Director
April 15, 2013	/s/ Steven P. Hanson Steven P. Hanson Director
April 15, 2013	/s/ James Hugar James Hugar Director
April 15, 2013	/s/ Scot B. Jarvis Scot B. Jarvis Director
April 15, 2013	/s/ Edward Rogas, Jr. Edward Rogas, Jr. Director
April 15, 2013	/s/ Kenneth H. Traub Kenneth H. Traub Director