Form 10-Q
period 2013-03-31
VITESSE SEMICONDUCTOR CORP
filed 2013-05-07
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 2, 2013, there were outstanding 37,658,091 shares of the registrant’s Common Stock, $0.01 par value.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
	(in thousands, except par value)
ASSETS
Current assets:
Cash	$36,914	$23,891
Accounts receivable, net	8,429	9,403
Inventory, net	12,566	12,060
Prepaid expenses and other current assets	2,964	2,125
Total current assets	60,873	47,479
Property, plant and equipment, net	3,126	3,832
Other intangible assets, net	1,087	1,175
Other assets	3,766	4,130
	$68,852	$56,616

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,540	$5,726
Accrued expenses and other current liabilities	12,445	12,188
Current portion of debt, net	8,006	—
Deferred revenue	2,005	871
Total current liabilities	28,996	18,785
Other long-term liabilities	442	574
Long-term debt, net	8,083	15,852
Compound embedded derivative	—	2,899
Convertible subordinated debt, net	43,440	42,521
Total liabilities	80,961	80,631
Commitments and contingencies, See note 10
Stockholders’ deficit:
Preferred stock, $0.01 par value: 10,000 shares authorized; Series B Non Cumulative, Convertible, 135 shares outstanding at March 31, 2013 and September 30, 2012, respectively	1	1
Common stock, $0.01 par value: 250,000 shares authorized; 37,455 and 25,812 shares outstanding at March 31, 2013 and September 30, 2012, respectively	375	258
Additional paid-in-capital	1,851,644	1,829,976
Accumulated deficit	(1,864,129)	(1,854,250)
Total stockholders’ deficit	(12,109)	(24,015)
	$68,852	$56,616

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net revenues:
Product revenues	$24,689	$27,195	$48,594	$56,137
Intellectual property revenues	64	2,542	1,886	3,591
Net revenues	24,753	29,737	50,480	59,728
Costs and expenses:
Cost of product revenues	11,369	10,595	22,344	22,758
Engineering, research and development	9,777	9,580	20,281	22,005
Selling, general and administrative	7,390	8,383	15,360	15,835
Amortization of intangible assets	89	79	186	146
Costs and expenses	28,625	28,637	58,171	60,744
(Loss) income from operations	(3,872)	1,100	(7,691)	(1,016)
Other expense (income):
Interest expense, net	1,966	1,924	3,936	3,873
(Gain) loss on compound embedded derivative	—	5,280	(803)	1,982
Other expense (income), net	5	29	(26)	41
Other expense, net	1,971	7,233	3,107	5,896
Loss before income tax (benefit) expense	(5,843)	(6,133)	(10,798)	(6,912)
Income tax (benefit) expense	(996)	63	(919)	129
Net loss	$(4,847)	$(6,196)	$(9,879)	$(7,041)

Net loss per common share - basic and diluted	$(0.13)	$(0.25)	$(0.30)	$(0.28)

Weighted average common shares outstanding - basic and diluted	37,215	25,043	32,587	24,776

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
(in thousands)	Shares	Amount	Shares	Amount
Balance at September 30, 2012	135	$1	25,812	$258	$1,829,976	$(1,854,250)	$(24,015)
Net loss	—	—	—	—	—	(9,879)	(9,879)
Compensation expense related to stock options, awards and ESPP	—	—	—	—	2,149	—	2,149
Issuance of common stock under ESPP	—	—	498	6	857	—	863
Issuance of common stock, net of offering costs	—	—	10,651	107	16,948	—	17,055
Release of restricted stock units	—	—	691	7	(7)	—	—
Repurchase of restricted stock units for payroll taxes	—	—	(197)	(3)	(375)	—	(378)
Reclassification of compound embedded derivative liability to additional paid-in-capital	—	—	—	—	2,096	—	2,096
Balance at March 31, 2013	135	$1	37,455	$375	$1,851,644	$(1,864,129)	$(12,109)

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2013	2012
	(in thousands)
Cash flows (used in) provided by operating activities:
Net loss	$(9,879)	$(7,041)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,327	1,492
Stock-based compensation	2,149	2,209
Change in fair value of compound embedded derivative liability	(803)	1,982
Common stock issued for employee stock plans	863	868
Gain on disposal of assets	(153)	659
Amortization of debt issuance costs	135	136
Amortization of debt discounts	1,247	1,156
Accretion of debt premiums	(83)	(77)
Change in operating assets and liabilities:
Accounts receivable	974	(742)
Inventory	(506)	3,959
Prepaids and other assets	(610)	3
Accounts payable	814	760
Accrued expenses and other liabilities	153	(1,219)
Deferred revenue	1,134	(681)
Net cash (used in) provided by operating activities	(3,238)	3,464

Cash flows used in investing activities:
Capital expenditures	(470)	(258)
Proceeds from the sale of capital assets	156	—
Payments under licensing agreements	(98)	(688)
Net cash used in investing activities	(412)	(946)

Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	—	8
Net proceeds from the sale of common stock	17,055	—
Repurchase of restricted stock units for payroll taxes	(378)	(626)
Other	(4)	(6)
Net cash provided by (used in) financing activities	16,673	(624)

Net increase in cash	13,023	1,894
Cash at beginning of period	23,891	17,318
Cash at end of period	$36,914	$19,212

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,664	$2,660
Income taxes	76	264
Non-cash financing activities:
Reclassification of compound embedded derivative liability to additional paid-in-capital	$2,096	—

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Fiscal Year

Our fiscal year is October 1 through September 30.

Basis of Presentation

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended September 30, 2012, included in our Annual Report on Form 10-K filed with the SEC on December 4, 2012, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 16, 2013.

The consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, the consolidated results of our operations and the consolidated cash flows and the changes in our stockholders’ deficit. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the unaudited consolidated financial statements. Management regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory valuation reserves, stock-based compensation, purchased intangible asset valuations and useful lives, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

Revenue Recognition

Product Revenues

In accordance with Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, we recognize product revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred where the earnings process is incomplete.

A portion of our product sales is made through distributors under agreements allowing for pricing credits and/or right of return. Our past history with these pricing credits and/or right of return provisions prevent us from being able to reasonably estimate the final price of our inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the fixed and determinable revenue recognition criterion has not been met at the time we deliver products allowing for pricing credits or right of returns. Accordingly, product revenues from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hub arrangements with certain customers. Pursuant to these arrangements, we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but do not recognize revenue unless and until the customer reports that it has removed our product from the warehouse and taken title and risk of loss.

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

Intellectual Property Revenues

We derive intellectual property revenues from the sale and licensing of our intellectual property, maintenance and support and royalty revenue following the sale by our licensees of products incorporating the licensed technology. We enter into intellectual property licensing agreements that generally provide licensees the right to incorporate our intellectual property components in their products with terms and conditions that vary by licensee. Our intellectual property licensing agreements may include multiple elements with an intellectual property license bundled with support services. For such multiple element intellectual property licensing arrangements, we follow the guidance in ASC Topic 605-25, Multiple-Element Arrangements, to determine whether there is more than one unit of accounting.

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

For multiple-element arrangements, we allocate revenues to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenues to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”); (ii) third-party evidence of selling price (“TPE”); and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when we sell the deliverable separately and revenue is the price actually charged by us for that deliverable. Generally, we are not able to determine TPE because our licensing arrangements differ from that of our peers. We have concluded that no VSOE or TPE exists because it is rare that either we or our competitors sell the deliverables on a stand-alone basis. ESPs reflect our best estimate of what the selling prices of the elements would be if they were sold regularly on a stand-alone basis. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations.

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

Stock Based Compensation

ASC Topic 718, Compensation-Stock Compensation, requires that all stock-based payments to employees, including grants of employee stock options and employee stock purchase rights, be recognized in the financial statements based on their respective grant date fair values. The benefits of tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow, rather than operating cash flow, as required under previous literature. It is also required to calculate the compensation cost of full-value awards such as restricted stock based on the market value of the underlying stock at the date of the grant. We estimate the expected life of a stock award as the period of time that the award is expected to be outstanding. Expected lives are estimated in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC. We are further required to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We estimate the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. Although the Black-Scholes model meets the accounting guidance requirements, the fair values generated by the model may not be indicative of the actual fair values of our awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

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

Our short-term debt is comprised of our Term A loan (“Term A Loan”), of which the total principal amount of $7.9 million is due in February 2014. Our long term debt is comprised of our Term B loan (“Term B Loan”) and our convertible subordinated debentures due October 2014 (“2014 Debentures”), of which the total principal amount of $55.8 million is due in October 2014. We currently anticipate that cash on hand and cash provided by operating activities will permit us to pay the amount due in February 2014 and a portion of the amount due in October 2014. To meet the remaining debt obligation due in October 2014, we have been exploring strategic alternatives to repaying this debt, and have engaged the services of financial advisory firms to assist us in evaluating possible strategic and financing transactions. These transactions include, among others that we may consider from time to time, an extension of the maturity date and other modification of our Term A and B Loans, the refinancing of indebtedness from the proceeds of one or more new credit facilities, and the repayment of indebtedness from sales of assets and financing transactions. We will pursue these and other potential transactions until we provide for the repayment, refinancing and/or restructuring of our indebtedness. There can be no assurance, however, that our efforts will be successful.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and accounts receivable. Cash consists of demand deposits maintained with several financial institutions, which often exceed Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000. We have never experienced any losses related to these balances; however, our balances are significantly in excess of insured limits.

At March 31, 2013, there were three direct customers and two distributors that accounted for 33% and 49% of accounts receivable, respectively. At September 30, 2012, there was one distributor that accounted for 14% of accounts receivable. We believe that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by our credit evaluation process, relatively short collection periods and maintaining an allowance for anticipated losses. We generally do not require collateral security for outstanding amounts.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and presented net of the allowance for doubtful accounts; they do not bear interest. We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. Should all attempts to collect a receivable fail, the receivable is written off against the allowance. Our allowance for doubtful accounts was zero and $0.3 million as of March 31, 2013 and September 30, 2012, respectively.

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

We evaluate the recoverability of property, plant and equipment in accordance with ASC Topic 360, Accounting for the Property, Plant, and Equipment. We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

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

Level 2: Other inputs observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborate inputs; and

Level 3: Unobservable inputs for which there is little or no market data and which requires the owner of the assets or liabilities to develop its own assumptions about how market participants would price these assets or liabilities. As of March 31, 2013, we did not have any Level 3 recurring fair value measurements.

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

Financial Instruments

ASC Topic 825, Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. These financial instruments are stated at their carrying values, which are estimates of their fair values because of their nearness to cash settlement or the comparability of their terms to the terms we could obtain, for similar instruments, in the current market. Our debt instruments are included in current and long-term debt, net, and convertible subordinated debt, net on our unaudited consolidated balance sheets.

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

Warranty

We generally warrant our products against defects for one year from date of shipment. A warranty reserve is recorded against revenues when products are shipped. At each reporting period, we adjust our reserve for warranty claims based on our actual warranty claims experience as a percentage of net revenues for the preceding 12 months and also consider the effect of known operational issues that may have an impact that differs from historical trends. Historically, our warranty returns have not been material.

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

For periods in which we report net income, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, shares to be issued under our Employee Stock Purchase Plan (“ESPP”), convertible preferred stock, 2014 Debentures and the Term B Loan. Unexercised stock options, restricted stock units, and unvested shares to be issued under our ESPP, are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive.

Under the two-class method of determining earnings for each class of stock, we consider the dividend rights and participating rights in undistributed earnings for each class of stock. The allocation of undistributed earnings to preferred shares is equal to the amount of earnings per common share that would be distributed on an as-converted basis.

The following potentially dilutive common shares are excluded from the computation of net loss per share.

	Three and Six Months Ended March 31,
	2013	2012
	(in thousands)
Outstanding stock options	2,130	1,847
Outstanding restricted stock units	2,388	1,743
ESPP shares	518	327
Convertible preferred stock	674	674
2014 Debentures	10,332	10,332
Term B Loan	1,887	1,887
Total potential common stock excluded from calculation	17,929	16,810

NOTE 3-INVENTORY

	March 31, 2013	September 30, 2012
	(in thousands)
Inventory:
Raw materials	$1,268	$1,394
Work-in-process	4,326	5,359
Finished goods	6,972	5,307
Total	$12,566	$12,060

NOTE 4-DEBT

	March 31, 2013	September 30, 2012
	(in thousands)
Term A Loan, 10.5% fixed-rate notes, due February 2014	$8,006	$8,090
Term B Loan, convertible, 8.0% fixed-rate notes, due October 2014	8,083	7,755
Other	—	7
2014 Debentures, convertible, 8.0% fixed-rate notes, due October 2014	43,440	42,521
Total debt, net	59,529	58,373
Less current portion of debt, net	(8,006)	—
Long-term debt, less current portion, net	$51,523	$58,373

Additional information about our debt is as follows:

	Term A Loan	Term B Loan	2014 Debentures
	(in thousands)
Principal	$7,857	$9,342	$46,493
Unaccreted debt premium/(unamortized) debt discount	149	(1,259)	(3,053)
Carrying value	$8,006	$8,083	$43,440

Interest payable terms	Quarterly, in arrears	Quarterly, in arrears	Semi-annually, in arrears
Annual effective interest rate	8.2%	17.7%	12.2%
Conversion rate per common share	n/a	$4.95	$4.50

Prepayments on the Term B Loan are permitted at 100% of the principal amount plus accrued interest if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. The conversion terms are substantially similar to the conversion terms of the 2014 Debentures. At March 31, 2013, conversion of the outstanding principal amount of the Term B Loan would result in the issuance of 1.9 million shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash.

The Term A Loan and Term B Loan (collectively, “Term A and B Loans”) are collateralized by substantially all of our assets.

Prepayment of the 2014 Debentures is permitted at 100% of the principal amount plus accrued and unpaid interest if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. At March 31, 2013, conversion of the outstanding principal amount of the 2014 Debentures would result in the issuance of 10.3 million shares of common stock.
We can elect to settle any conversion in stock, cash or a combination of stock and cash. The compound embedded derivative, which expired October 30, 2012, was comprised of the conversion option and a make-whole payment for foregone interest if the holder converted the debenture early. Upon expiration off the make-whole payment for forgone interest, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature were indexed to our own stock.

A final valuation was completed on October 30, 2012. We recorded a gain of $0.8 million into earnings due to the change in value and reclassified the final liability value of $2.1 million, from other long-term liabilities, to equity. The 2014 Debentures are collateralized by a second priority interest in substantially all of our assets.

The credit agreements for the Term A and B Loans and 2014 Debentures provide for customary restrictions and limitations on our ability to incur indebtedness and liens on property, make restricted payments or investments, enter into mergers or consolidations, conduct asset sales, pay dividends or distributions and enter into specified transactions and activities, and also contain other customary default provisions. The agreements provide that we must repurchase, at the option of the holders, principal amounts plus accrued and unpaid interest upon the occurrence of a fundamental change involving us, as described in the agreements. Upon the occurrence of a fundamental change involving us, the holders of the 2014 Debentures and the Term B Loan may be entitled to receive a “make-whole premium” if they convert their 2014 Debentures or Term B Loan into common stock, payable in additional shares of common stock, if the trading price of our common stock is between $3.20 and $16 per share. Upon the occurrence of certain change in control events, the holders of the Term A and B Loans may require us to redeem all or a portion of the loans at 100% of the principal amount plus accrued and unpaid interest.

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

NOTE 5-FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2013	2012
	(in thousands)
Beginning balance September 30	$2,899	$7,796
Transfer to equity	(2,096)	—
Total net gains included in earnings	(803)	1,982
Ending balance March 31	$—	$9,778

There were no transfers in and/or out of Level 1, Level 2 or Level 3 fair value measurements during the six months ended March 31, 2013 and 2012, respectively.

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

We use a binomial-lattice model to estimate fair values of our Term B Loan and 2014 Debenture financial instruments. The key unobservable input utilized in the model includes a discount rate of 8.% The estimated fair value of Term A Loan is determined using Level 3 inputs based primarily on the comparability of its terms to the terms we could obtain, for similar instruments, in the current market.

The estimated fair values of our financial instruments are as follows:

	March 31, 2013		September 30, 2012
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Term A Loan	$8,006	$8,311	$8,090	$8,437
Term B Loan	8,083	9,680	7,755	9,776
2014 Debentures	43,440	48,317	42,521	46,725

NOTE 6-STOCKHOLDERS’ EQUITY

Authorized Capital Stock

We are authorized to issue up to 250 million shares of common stock, par value $0.01, per share, of which 19.5 million shares are reserved for future potential issuance upon conversion of debt, 9.5 million shares are reserved for issuance under our stock compensation plans, 1.2 million shares are reserved for issuance under our ESPP, and 0.8 million shares are reserved for issuance upon conversion of Series B Preferred Stock.

We are authorized to issue up to 10 million shares of preferred stock, par value of $0.01 per share, of which 0.8 million shares have been designated as Series B Preferred Stock. As of March 31, 2013, there were 134,720 shares of Series B Preferred Stock outstanding that were convertible into common stock on a five-to-one basis, for an aggregate of 673,600 shares of common stock. The holders of Series B Preferred Stock are entitled to receive, when, as and if declared by our board of directors out of funds legally available for the payment of dividends in respect of our common stock, dividends in an amount equal to 10 percent of par value per share plus the amount of dividends that would have been payable with respect to the shares of common stock issuable upon conversion had such shares of Series B Preferred Stock been fully converted.

In December 2012, we raised $17.1 million, net of offering costs of $1.5 million, from the registered public sale of 10,651,280 shares of common stock at $1.75 per share, based on a negotiated discount to market.

NOTE 7-STOCK BASED COMPENSATION

Stock Options

We have in effect one stock-based plan under which non-qualified stock options and restricted stock units have been granted to employees and non-employee directors. The options generally vest over four years and expire 10 years from the date of grant.

The Compensation Committee of the Board of Directors determines the stock based compensation grants. The exercise price of options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

Under the stock option plans, we have 4.3 million shares available for future grant as of March 31, 2013. The 2013 Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, stock awards, performance awards, restricted stock and stock units, and other stock and cash-based awards. The Plan uses a “fungible share” concept, pursuant to which shares that are subject to appreciation awards (such as stock options and stock appreciation rights) are counted against the Plan share limit on a 1-for-1 basis for every such share subject to appreciation awards, and shares that are subject to full value awards (such as awards of stock, restricted stock and restricted stock units) are counted against the Plan share limit at a ratio of 1.5 shares for every share subject to the full value award.

As of March 31, 2013, none of our stock-based awards are classified as liabilities. We did not capitalize any stock-based compensation cost.

Compensation cost related to our stock-based compensation plan is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues	$144	$146	$298	$268
Engineering, research and development	379	388	765	764
Selling, general and administrative	483	612	1,086	1,177
Total stock-based compensation expense	$1,006	$1,146	$2,149	$2,209

As of March 31, 2013, there was $7.4 million of unrecognized stock-based compensation expense related to non-vested stock options, restricted stock units and our ESPP. The weighted average period over which the unearned stock-based compensation for stock options and restricted stock units expected to be recognized is approximately 2.2 years and 2.4 years, respectively. An estimated forfeiture rate of 5.2% has been applied to all unvested options and restricted stock outstanding as of March 31, 2013.

Activity in stock option awards is as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, September 30, 2012	1,813	$16.57	6.61	$2
Granted	429	2.10	—	—
Exercised	—	—	—	—
Cancelled or expired	(112)	15.47	—	—
Options outstanding, March 31, 2013	2,130	13.72	7.04	26
Options exercisable, March 31, 2013	1,201	$21.98	5.63	$—

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $2.16, as of March 31, 2013, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates.

The fair value of stock-based awards is estimated at the date of grant using the Black-Scholes option valuation model; however, the value calculated using an option pricing model may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, or actually realized by the employee upon exercise. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the United States Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding. Expected lives are estimated in accordance with SAB No. 107, as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC.

The per share fair values of stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	Six Months Ended March 31,
	2013	2012
Expected life (in years)	5.63	5.63
Expected volatility:
Weighted-average	82.1%	87.0%
Range	80.5% - 82.1%	86.1% - 87.1%
Expected dividend	—	—
Risk-free interest rate	.9% - 1.0%	1.1% - 1.3%

The weighted average fair value at the date of grant of options granted in the six months ended March 31, 2013 and 2012 was $1.43 and $1.80, respectively.

The following table provides additional information in regards to options outstanding as of March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$2.10 - $2.10	427	9.93	$2.10	—	$—
2.26 - 4.10	427	8.51	2.69	217	2.76
4.36 - 5.20	768	7.19	4.80	487	4.88
5.40 - 63.60	440	3.50	35.44	429	36.18
66.40 - 174.80	68	0.73	115.58	68	115.58
$2.10 - $174.80	2,130	7.04	$13.72	1,201	$21.98

Restricted Stock Units

We grant restricted stock units to certain employees and to our employee and non-employee directors. Grants vest over varying terms, to a maximum of four years from the date of the grant. Awards to non-employee directors upon their initial appointment or election to the board vest in installments of 33.3% each over the first three anniversaries of the grant date, and annual awards to non-employee directors vest 100% on the first anniversary of the grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee of the Board of Directors.

Activity for our restricted stock award units is as follows:

	Restricted Stock Units (in thousands)	Weighted Average Grant-Date Fair Value per Share
Restricted stock units, September 30, 2012	1,686	$3.49
Awarded	1,472	2.11
Released	(690)	3.61
Forfeited	(80)	3.22
Restricted stock units, March 31, 2013	2,388	$2.61

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The impact of such withholding totaled $0.4 million for the six months ended March 31, 2013, and was recorded as settlement on restricted stock tax withholding in the accompanying unaudited consolidated statements of stockholders’ deficit. Although shares withheld are not issued, they are treated as common stock repurchases in our unaudited consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

Employee Stock Purchase Plan

In January 2011, our stockholders approved the ESPP under which 2.5 million shares of common stock were reserved for issuance. As of March 31, 2013, the ESPP had 1.2 million shares available for issuance. As of March 31, 2013, approximately 49% of the eligible employees participated in our stock purchase plan. On January 31, 2013, 0.5 million shares were issued at a price per share of $1.73, a 15% discount to the share price on that date, for the purchase period that began on August 1, 2012 and ended January 31, 2013. A new purchase period began on February 1, 2013 and ends July 31, 2013.

The fair value of the ESPP awards are calculated in accordance with ASC Topic 718-50, Employee Share Purchase Plans, under which the fair value of each share granted under the ESPP is equal to the sum of 15% of a share of stock, a call option for 85% of a share of stock and a put option for 15% of a share of stock. The fair value of the call and put options are determined using the Black-Scholes pricing model. We used the following range of assumptions for both purchase periods: expected useful life of 0.5 years, weighted average expected volatility of 40.4% to 49.8%, a zero dividend rate, and a risk-free interest rate of 0.1% to 0.2%. We recognized approximately $0.3 million in ESPP stock compensation for both the six months ended March 31, 2013 and 2012, respectively.

NOTE 8-INCOME TAXES

The provision for income taxes as a percentage of loss from operations before income taxes was 8.5% for the six months ended March 31, 2013 compared to (1.9)% for the comparable period in the prior year. Our effective tax rate is primarily impacted by certain foreign taxes, certain nondeductible interest and share based expenses,  the release of a portion of the valuation allowance related to certain foreign jurisdictions' deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period, and for the six months ended March 31, 2013, by a refund of withholding taxes previously paid on certain foreign income.

At March 31, 2013, we had approximately $90.2 million of Federal Net Operating Losses (“NOLs”) that can be used in future tax years. In December 2012, we issued 10.7 million shares of common stock in a public offering which is believed to have resulted in a Section 382 ownership change. Since we maintain a full valuation allowance on all of our U.S. and state deferred tax assets, the impact of the ownership change on the future realizability of our U.S. and state deferred tax assets did not result in an impact to our provision for income taxes for the six months ended March 31, 2013, or on our net deferred tax asset as of March 31, 2013. In addition, as a result of this ownership change, substantially all of our federal NOLs, credits and certain built-in deductions or losses are subject to an annual limitation of $1.4 million. Consequently, it is anticipated that a substantial portion of the federal NOLs, credits and built-in losses will expire unutilized as a result of this limitation. If an additional ownership change should occur in the future, our ability to utilize our NOL carryforwards and other deferred tax assets to offset future taxable income may be further limited and the value and recoverability of our NOLs and other deferred tax assets could be further diminished.

NOTE 9-SEGMENT AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers that were equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

WPG Holdings**	16.7%	14.0%	14.9%	12.2%
Nu Horizons Electronics**	11.1%	10.3%	11.7%	16.2%
Harris Corporation	*	10.8%	*	*
 __________________________________________________
*Less than 10% of total net revenues for period indicated.
**Distributor

Net revenues by geographic area are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
United States	$7,198	$13,279	$18,103	$22,998
Asia Pacific	14,037	12,823	26,101	27,952
EMEA*	3,518	3,635	6,276	8,778
Total net revenues	$24,753	$29,737	$50,480	$59,728
________________________________________________
*Europe, Middle East and Africa

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the ultimate end users.

We believe a substantial portion of the products billed to original equipment manufacturer (“OEM”) and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe.

Product revenues by product line are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Connectivity	$9,835	$14,704	$19,973	27,672
Ethernet switching	10,331	6,777	18,637	14,800
Transport processing	4,523	5,714	9,984	13,665
Product revenues	$24,689	$27,195	$48,594	$56,137

NOTE 10-COMMITMENTS AND CONTINGENCIES

We are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts.

During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We review our exposure under these agreements no less than annually, or more frequently when events indicate. Except for our established warranty reserves, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position. Accordingly, except for established warranty reserves, we have not recorded any liabilities for these agreements as of March 31, 2013 and September 30, 2012.

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

Director and Officer Indemnities and Contractual Guarantees

We have entered into indemnification agreements with our directors and executives, which require us to indemnify such individuals to the fullest extent permitted by Delaware law. Our indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed, we are unable to determine the maximum amount of losses that we could incur relating to such indemnities.

We have also entered into severance and change-of-control agreements with certain of our executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with us.

General Contractual Indemnities/Product Liability
During the normal course of business, we enter into contracts with customers where we agreed to indemnify the other party for personal injury or property damage caused by our products. Our indemnification obligations under such agreements are not generally limited in amount or duration. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed, we are unable to determine the maximum amount of losses that we could incur relating to such indemnities. Historically, any amounts payable pursuant to such indemnities have not had a material negative effect on our business, financial condition or results of operations. We maintain general liability insurance which may provide a source of recovery to us in the event of an indemnification claim.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report, as well as in our Annual Report on Form 10-K for the year ended September 30, 2012, as amended by Amendment No. 1 to Annual Report on Form 10-K/A
(“Annual Report”) and in our other filings with the SEC, which discuss our business in greater detail.

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
Carrier and Enterprise networks have experienced a dramatic increase in both bandwidth demands and complexity driven by the introduction of new content-rich services, the convergence of voice, video and data, and enhanced 4G/LTE mobile networks. Media-rich devices such as smartphones and game consoles require increased bandwidth. New Enterprise deployment options such as cloud based servers, social media and tele-presence have also increased demand.
These trends have forced a significant transition and consolidation of both Carrier and Enterprise networks to all-IP and packet-based Ethernet networks that can scale in terms of services, bandwidth and capability while lowering power consumption and acquisition and operations costs. These networks are based on technology that is significantly more sophisticated, service-aware, secure and reliable than traditional Enterprise-grade Ethernet Local Area Network (“LAN”) technology. Such networks are built on new technology that is often referred to as “Carrier Ethernet” in Carrier networks and “Converged Enhanced Ethernet” in Enterprise networks.

Realization of Our Strategy

Several years ago, we embarked on the strategic mission of re-inventing Vitesse to take advantage of the dramatic ongoing transformation of our target networking markets. Our objective is to be the leading supplier of high-performance ICs for the global communications infrastructure markets. Thus, we re-positioned our R&D teams and invested heavily to enter new markets, develop new products and obtain new customers in an effort to diversify ourselves and provide new opportunities for growth.

In order to optimize the efficiency of our R&D team we chose to serve two large, growing, independent markets which rely increasingly on Ethernet technology: Carrier networking and Enterprise networking. We estimate our total addressable market to have a compound annual growth rate (“CAGR”) of 17% and to approach $2.1 billion by 2016. The Carrier networking market includes core, metro and access equipment used for transport, switching, routing and backhaul in service provider networks. The Enterprise networking market covers Ethernet switching and routing equipment used within LANs in small-medium enterprise (“SME”) networks, small-medium business (“SMB”), and cloud and security appliances. While both market segments are unique, there is tremendous synergy and cost savings in terms of R&D effort for Ethernet switch and PHY devices allowing us to address these two large markets. Within the Carrier networking segment, our focus and growth is driven by mobile backhaul applications, and within the Enterprise networking segment our focus and growth is driven by the migration from 100 Mbps to 1 GE and 10 GE port speeds. In both markets, Vitesse provides unique low power and low cost solutions by optimizing the feature set for target applications.

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

Together with our customers, we are now preparing to ramp these new products. In our industry it typically takes six to 24 months for our customers to go from first product sample received to first customer shipment as customers do the necessary development work to complete and qualify their systems in the network. In 2012, we shipped samples and entered pre-production on the majority of our new products, and we expect our customers to phase into volume production over the course of 2013.

In 2012, we began a migration of our revenues to our new product portfolio. In 2011, only 6% of our product revenues were from our new product portfolio. In 2012, this grew to 14% of product revenues. We expect revenues from our new products to double in 2013 compared to 2012 and double again in 2014.

Augmenting our product revenues, we leverage our substantial intellectual property portfolio to generate revenues. Our primary focus for intellectual property licensing has been our Gigabit Ethernet Copper PHY and switch cores, and our eFEC technology that we license to non-competing third-parties in adjacent or similar markets.

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

We believe that our critical accounting policies and estimates, as described in our Annual Report on Form 10-K for the year ended September 30, 2012, as amended by Amendment No. 1 to Annual Report on Form 10-K/A, are our most critical accounting policies and are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these policies during the six months ended March 31, 2013.

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements see “The Company and Its Significant Accounting Policies” footnote in the accompanying notes to the unaudited consolidated financial statements.

Results of Operations for the three and six months ended March 31, 2013, as compared to the three and six months ended March 31, 2012

The following table sets forth certain Unaudited Consolidated Statements of Operations data for the periods indicated.
The percentages in the table are based on net revenues.

	Three Months Ended March 31,				Six Months Ended March 31,
	2013		2012		2013		2012
	$	%	$	%	$	%	$	%
	(in thousands, except for percentages)
Net revenues:
Product revenues	$24,689	99.7%	$27,195	91.5%	$48,594	96.3%	$56,137	94.0%
Intellectual property revenues	64	0.3%	2,542	8.5%	1,886	3.7%	3,591	6.0%
Net revenues	24,753	100.0%	29,737	100.0%	50,480	100.0%	59,728	100.0%
Costs and expenses:
Cost of product revenues	11,369	45.9%	10,595	35.6%	22,344	44.3%	22,758	38.1%
Engineering, research and development	9,777	39.5%	9,580	32.2%	20,281	40.2%	22,005	36.8%
Selling, general and administrative	7,390	29.9%	8,383	28.2%	15,360	30.4%	15,835	26.6%
Amortization of intangible assets	89	0.4%	79	0.3%	186	0.4%	146	0.2%
Costs and expenses	28,625	115.7%	28,637	96.3%	58,171	115.3%	60,744	101.7%
(Loss) income from operations	(3,872)	(15.7)%	1,100	3.7%	(7,691)	(15.3)%	(1,016)	(1.7)%
Other expense (income):
Interest expense, net	1,966	7.9%	1,924	6.5%	3,936	7.8%	3,873	6.5%
(Gain) loss on compound embedded derivative	—	—%	5,280	17.8%	(803)	(1.6)%	1,982	3.3%
Other expense (income), net	5	—%	29	0.1%	(26)	(0.1)%	41	0.1%
Other expense, net	1,971	7.9%	7,233	24.4%	3,107	6.1%	5,896	9.9%
Loss before income tax (benefit) expense	(5,843)	(23.6)%	(6,133)	(20.7)%	(10,798)	(21.4)%	(6,912)	(11.6)%
Income tax (benefit) expense	(996)	(4.0)%	63	0.2%	(919)	(1.8)%	129	0.2%
Net loss	$(4,847)	(19.6)%	$(6,196)	(20.9)%	$(9,879)	(19.6)%	$(7,041)	(11.8)%

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

The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products, capacity constraints at our suppliers, end-of-life (“EOL”) product decisions, and general economic conditions. Therefore, our revenues for the three and six months ended March 31, 2013 and 2012, may not necessarily be indicative of future revenues.

Product revenues by market are as follows:

	Three Months Ended March 31,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$13,151	53.3%	$9,597	35.3%	$3,554	37.0%
Enterprise networking	10,857	44.0%	13,148	48.3%	(2,291)	(17.4)%
Non-core	681	2.7%	4,450	16.4%	(3,769)	(84.7)%
Product revenues	$24,689	100.0%	$27,195	100.0%	$(2,506)	(9.2)%

	Six Months Ended March 31,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$27,129	55.8%	$21,589	38.5%	$5,540	25.7%
Enterprise networking	20,516	42.2%	27,575	49.1%	(7,059)	(25.6)%
Non-core	949	2.0%	6,973	12.4%	(6,024)	(86.4)%
Product revenues	$48,594	100.0%	$56,137	100.0%	$(7,543)	(13.4)%

The increase in Carrier networking revenues in the three months ended March 31, 2013, as compared to the same period in the prior year is largely attributable to a tripling in sales of our new products, particularly our switches, and 1 Gigabit and 10 Gigabit PHYs for Carrier Ethernet applications. We also saw an increase in revenues from our framers going through EOL. Increases were partially offset by declines in some of our SONET-based product revenues. The increase in Carrier networking revenues in the six months ended March 31, 2013, as compared to the same period in the prior year is due to strong new product revenues and sales of framers going through EOL, partially offset by lower revenues from switch fabric products that had gone through EOL in the prior year and other mature products.

The decrease in Enterprise networking revenues in the three and six months ended March 31, 2013, as compared to the same periods in the prior year, was due to lower revenues from switch fabric products that had gone through EOL in the prior year. The decrease was partially offset by an increase in new Enterprise Ethernet switch product revenues.

The decrease in Non-core revenues in the three months ended March 31, 2013, as compared to the same period in the prior year, is largely attributable to a decrease of our mature Fibre Channel products, which had a large purchase by a single customer in the prior year. In addition to the lower Fibre Channel revenues, the decrease in Non-Core revenues in the six months ended March 31, 2013, as compared to the same period in the prior year is attributable to a decrease of legacy network processing unit (“NPU”) products which had high EOL revenues in the prior year.

Revenues from EOL products totaled $4.3 million and $5.9 million in the three months ended March 31, 2013 and 2012, respectively, and $8.8 million and $13.4 million in the six months ended March 31, 2013 and 2012, respectively. Product phase-outs are part of our normal course of business, and we will continue this practice in the future. We expect revenues from EOL products to decline in this fiscal year. From time-to-time, upon customer request or due to a change in our product strategy, we may decide to resume producing a part we previously phased-out.

We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing.

Product revenues by product line are as follows:

	Three Months Ended March 31,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$9,835	39.8%	$14,704	54.1%	$(4,869)	(33.1)%
Ethernet switching	10,331	41.9%	6,777	24.9%	3,554	52.4%
Transport processing	4,523	18.3%	5,714	21.0%	(1,191)	(20.8)%
Product revenues	$24,689	100.0%	$27,195	100.0%	$(2,506)	(9.2)%

	Six Months Ended March 31,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$19,973	41.1%	$27,672	49.3%	$(7,699)	(27.8)%
Ethernet switching	18,637	38.4%	14,800	26.4%	3,837	25.9%
Transport processing	9,984	20.5%	13,665	24.3%	(3,681)	(26.9)%
Product revenues	$48,594	100.0%	$56,137	100.0%	$(7,543)	(13.4)%

The decrease in Connectivity revenues in the three months and six months ended March 31, 2013, as compared to the same period in the prior year, is largely attributable to the decrease in products for Fibre Channel applications, which had a large purchase by a single customer in the prior period, and to a decrease in mature SONET-based products.

The increase in Ethernet switching revenues in the three and six months ended March 31, 2013, as compared to the same period in the prior year, is largely attributable to our new switches selling into both the Carrier and Enterprise networking market. The increase was partially offset by a decrease in sales of our other mature products.

The decrease in Transport processing revenues in the three months ended March 31, 2013, as compared to the same period in the prior year, is largely attributable to lower sales of switch fabrics going through EOL. The decrease was partially offset by increased sales of framers going through EOL. The decrease in Transport processing revenues in the six months ended March 31, 2013, as compared to the same period in the prior year is attributable to lower sales of switch fabrics, NPUs, and optical transport network products going through EOL, offset by increased sales of framers going through EOL.

Intellectual Property Revenues

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$64	0.3%	$2,542	8.5%	$(2,478)	(97.5)%

	Six Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$1,886	3.7%	$3,591	6.0%	$(1,705)	(47.5)%

Intellectual property revenues decreased in the three and six months ended March 31, 2013, as compared to the same period in the prior year, due to a decrease in deliveries of intellectual property. The timing and amounts of intellectual property revenues fluctuate and tend to be unpredictable. Costs associated with the sale of intellectual property are included in selling, general and administrative expenses.

Net revenues from customers that were equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

WPG Holdings**	16.7%	14.0%	14.9%	12.2%
Nu Horizons Electronics**	11.1%	10.3%	11.7%	16.2%
Harris Corporation	*	10.8%	*	*

______________________________________
*Less than 10% of total net revenues for period indicated.
**Distributors

Net revenues by geographic area are as follows:

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(in thousands, except percentages)
United States	$7,198	29.1%	$13,279	44.7%
Asia Pacific	14,037	56.7%	12,823	43.1%
EMEA*	3,518	14.2%	3,635	12.2%
Net revenues	$24,753	100.0%	$29,737	100.0%

	Six Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(in thousands, except percentages)
United States	$18,103	35.9%	$22,998	38.5%
Asia Pacific	26,101	51.7%	27,952	46.8%
EMEA*	6,276	12.4%	8,778	14.7%
Net revenues	$50,480	100.0%	$59,728	100.0%
______________________________________
*Europe, Middle East and Africa

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the ultimate end users. We believe a substantial portion of the products billed to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe.

Cost of Product Revenues

	Three Months Ended March 31,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$11,369	46.0%	$10,595	39.0%	$774	7.3%

	Six Months Ended March 31,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$22,344	46.0%	$22,758	40.5%	$(414)	(1.8)%

We use third-parties for wafer fabrication as well as test and assembly services. Cost of product revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; (iii) test services; and (iv) labor and overhead costs associated with product procurement, planning and quality assurance.

Our cost of product revenues is affected by various factors, including product mix, volume, provisions for excess and obsolete inventories, material costs, manufacturing efficiencies, and the position of our products within their life-cycles. Our cost of product revenues as a percentage of net product revenues is affected by these factors, as well as customer mix, pricing, and competitive pricing programs.

The overall increase in cost of product revenues as a percentage of product revenues is due to a mix shift toward new products and lower margin Enterprise Ethernet switches and away from Fibre Channel, NPU and switch fabrics products, going through EOL, which have higher gross margins. New products typically start out with higher costs as a percentage of revenues, which decrease with increased volumes and improved manufacturing efficiencies.

Engineering, Research and Development

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$9,777	39.5%	$9,580	32.2%	$197	2.1%

	Six Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$20,281	40.2%	$22,005	36.8%	$(1,724)	(7.8)%

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

R&D expense in the three months ended March 31, 2013, is comparable to the same period in the prior year.

The decrease in R&D expense in the six months ended March 31, 2013, as compared to the same period in the prior year, is primarily attributable to $1.3 million lower spending for masks and test wafers.

We continue to concentrate our spending in R&D to meet customer requirements and to respond to market conditions, and we do not anticipate that the reduction in R&D spending in the current year will impact product development.

Selling, General and Administrative

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$7,390	29.9%	$8,383	28.2%	$(993)	(11.8)%

	Six Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$15,360	30.4%	$15,835	26.6%	$(475)	(3.0)%

Selling, general and administrative (“SG&A”) expense consists primarily of compensation expense, legal and other professional fees, facilities expenses, outside labor and communication expenses.

The decrease in SG&A expense in the three months ended March 31, 2013, as compared to the same period in the prior year, is primarily due to a $0.7 million intangible asset write-down in the prior year.

The decrease in SG&A expense in the six months ended March 31, 2013, as compared to the same period in the prior year, is primarily due to lower personnel related expenses of $0.6 million and a $0.7 million intangible asset write-down in the prior year, partially offset by a $0.5 million increase in asset retirement obligations expense as we move from our primary Camarillo facility to an adjacent building.

Interest Expense, Net

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$1,966	7.9%	$1,924	6.5%	$42	2.2%

	Six Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$3,936	7.8%	$3,873	6.5%	$63	1.6%

The change in the  income tax (benefit) expense for the three and six months ended March 31, 2013, was primarily due to a refund of withholding taxes previously paid on certain foreign income.

Gain on Compound Embedded Derivative

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on compound embedded derivative	$—	—%	$5,280	17.8%	$(5,280)	(100.0)%

	Six Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
(Gain) loss on compound embedded derivative	$(803)	(1.6)%	$1,982	3.3%	$(2,785)	(140.5)%

The gain on our compound embedded derivative included in our 2014 Debentures for the six months ended March 31, 2013, is primarily generated by the decrease in the price of our underlying common stock during those periods.

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

Income Tax (Benefit) Expense

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(996)	(4.0)%	$63	0.2%	$(1,059)	(1,681.0)%

	Six Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) expense	$(919)	(1.8)%	$129	0.2%	$(1,048)	(812.4)%

Our effective tax rate for the six months ended March 31, 2013 was 8.5%. Our effective tax rate is primarily impacted by certain foreign taxes, certain nondeductible interest and share based expenses and the release of a portion of the valuation allowance related to certain foreign jurisdictions’ deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period. Our effective tax rate for the six months ended March 31, 2012 was (1.9)%, which was lower than the federal and state statutory rate due to the projected federal and state losses for the fiscal year.

Financial Condition and Liquidity

Cash Flow Analysis

Cash increased to $36.9 million at March 31, 2013, from $23.9 million at September 30, 2012. During the six months ended March 31, 2013, we used cash for operations and investing activities, which was offset by cash provided by financing activities. Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended March 31,
	2013	2012
	(in thousands)
Net cash (used in) provided by operating activities	$(3,238)	$3,464
Net cash used in investing activities	(412)	(946)
Net cash provided by (used in) financing activities	16,673	(624)
Net increase in cash	13,023	1,894
Cash at beginning of period	23,891	17,318
Cash at end of period	$36,914	$19,212

Net Cash (Used In) Provided by Operating Activities

During the six months ended March 31, 2013, cash used in operations totaled $3.2 million.  Excluding changes in working capital, we used $5.2 million to fund the cash portion of our net loss. We also used cash to fund increases in inventory and prepaid expenses totaling $1.1 million. These uses were offset by lower accounts receivable of $1.0 million and higher deferred revenue, accounts payable and accrued expense liabilities totaling $2.1 million.

Accounts receivable decreased $1.0 million from $9.4 million at September 30, 2012, to $8.4 million at March 31, 2013, primarily due to improved cash collections during the quarter ended March 31, 2013. Inventory increased $0.5 million from $12.1 million at September 30, 2012, to $12.6 million at March 31, 2013, primarily due to increased inventories held by distributors. Accounts payable, accrued expenses and other liabilities increased by $0.9 million from $18.5 million at September 30, 2012, to $19.4 million at March 31, 2013, due to the timing of obligations and/or payments to our vendors and other service providers. Deferred revenue increased $1.1 million from $0.9 million at September 30, 2012, to $2.0 million at March 31, 2013, due to increased shipments to distributors.

During the six months ended March 31, 2012, cash provided by operating activities totaled $3.5 million. Excluding changes in working capital, cash used to fund our losses totaled $1.4 million. We also used $0.7 million cash to fund the increase in accounts receivable and $0.7 million related to a decrease in deferred revenue due to lower purchases from distributors and $0.5 million related to decreased accounts payable, accrued expenses and other liabilities. These uses were offset by the generation of $4.0 million cash from operating with lower inventory levels.

Accounts receivable increased $0.7 million from $9.6 million at September 30, 2011, to $10.3 million at March 31, 2012, resulting from timing of sales. Inventory decreased $4.0 million from $20.9 million at September 30, 2011, to $16.9 million at March 31, 2012. The lower inventory is due to decreased purchasing resulting from positive changes in the availability of materials. Accounts payable, accrued expenses and other liabilities increased by $0.5 million from $21.6 million at September 30, 2011, to $21.1 million at March 31, 2012, due to a reduction in purchases from our suppliers as industry-wide material shortages eased, as well as the timing of payments to our vendors and other service providers.

Net Cash Used In Investing Activities

Investing activities used cash in the six months ended March 31, 2013, for capital expenditures of $0.5 million and payments under licensing agreements of $0.1 million. Expenditures were partially offset by cash provided by the sale of capital assets of $0.2 million. Investing activities used cash in the six months ended March 31, 2012, for capital expenditures of $0.3 million and payments under licensing agreements of $0.7 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the six months ended March 31, 2013, totaled $16.7 million. Cash from the sale of common stock totaled $17.1 million, net of approximately $1.5 million in expenses, from the registered underwritten sale of 10,651,280 shares of common stock at $1.75 per share, based on a negotiated discount to market. Proceeds were offset by $0.4 million in cash used for the repurchase of restricted stock units for payroll taxes paid on behalf of employees. During the six months ended March 31, 2012, financing activities used $0.6 million in cash primarily for the repurchase of restricted stock units for payroll taxes.

Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases

Prospective Capital Needs

Our principal sources of liquidity are our existing cash, cash generated from product sales, cash generated from the sales or licensing of our intellectual property, and during the six months ended March 31, 2013, cash generated from the sale of our common stock. Our cash totaled $36.9 million at March 31, 2013. Our working capital at March 31, 2013, was $31.9 million.

In order to achieve sustained profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenues. We have completed a series of cost reduction actions that have improved our operating expense structure. We will continue to perform additional actions, as necessary. Our ability to maintain, or increase, current revenue levels to sustain profitability will depend, in part, on demand for our products. We believe that our existing cash, along with cash expected to be generated from product sales and the sale or licensing of our intellectual property, and the careful management of working capital requirements, will be sufficient to fund our operations and R&D efforts, anticipated capital expenditures, working capital, and other financing requirements for the next 12 months. In order to increase our working capital, we may seek to obtain additional debt or equity financing. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

Our short-term debt is comprised of our Term A Loan, of which the total principal amount of $7.9 million is due in February 2014. Our long term debt is comprised of our Term B Loan and our 2014 Debentures, of which the total principal amount of
$55.8 million is due in October 2014. We currently anticipate that cash on hand and cash provided by operating activities will permit us to pay the amount due in February 2014 and a portion of the amount due in October 2014. To meet the remaining debt obligation due in October 2014, we have been exploring strategic alternatives to repaying this debt, and have engaged the services of financial advisory firms to assist us in evaluating possible strategic and financing transactions. These transactions include, among others that we may consider from time to time, an extension of the maturity date and other modification of our Term A and B Loans, the refinancing of indebtedness from the proceeds of one or more new credit facilities, and the repayment of indebtedness from sales of assets and financing transactions. We will pursue these and other potential transactions until we provide for the repayment, refinancing and/or restructuring of our indebtedness. There can be no assurance, however, that our efforts will be successful.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits Vitesse to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $75.0 million. As of March 31, 2013, we raised a total of $18.6 million in gross proceeds from the sale of 10,651,280 shares of our common stock, leaving approximately $56.4 million available pursuant to the Form S-3. The Form S-3 expires on December 27, 2014.

Contractual Obligations

	Payment Obligations by Fiscal Year
	Remaining in 2013	2014-2015	2016-2017	2018 and thereafter	Total
	(in thousands)
Convertible subordinated debt (1)	$—	$46,493	$—	$—	$46,493
Term A Loan (2)	—	7,857	—	—	7,857
Term B Loan (3)	—	9,342	—	—	9,342
Loan interest (4)	2,650	7,332	—	—	9,982
Operating leases (5)	1,620	3,143	199	—	4,962
Software licenses (6)	5,108	14,278	5,600	2,800	27,786
Inventory and related purchase obligations (7)	7,331	560	—	—	7,891
Total	$16,709	$89,005	$5,799	$2,800	$114,313
_________________________________________________

(1)	Convertible subordinated debt represents amounts due for our 8.0% convertible debentures due October 2014.

(2)	Term A Loan represents amounts due for our 10.5% fixed rate senior notes due February 2014.

(3)	Term B Loan represents amounts due for our 8.0% fixed rate senior notes due October 2014.

(4)	Interest payable for Term A Loans, Term B Loans and convertible subordinated debt through October 2014.

(5)	We lease facilities under non-cancellable operating lease agreements that expire at various dates through 2016.

(6)	Software license commitments represent non-cancellable licenses of technology from third-parties used in the development of our products.

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

Off-Balance Sheet Arrangements

At March 31, 2013, we had no material off-balance sheet arrangements, other than operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in our Annual Report on Form 10-K for the year ended September 30, 2012, as amended by Amendment No. 1 to Annual Report on Form 10-K/A. There have been no material changes to these risks during the six months ended March 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of March 31, 2013, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of March 31, 2013, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2012, as amended by Amendment No. 1 to Annual Report on Form 10-K/A.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

May 7, 2013	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

May 7, 2013	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)