Form 10-Q
period 2013-06-30
VITESSE SEMICONDUCTOR CORP
filed 2013-08-06
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, there were outstanding 57,532,654 shares of the registrant’s Common Stock, $0.01 par value.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(in thousands, except par value)
ASSETS
Current assets:
Cash	$71,335	$23,891
Accounts receivable, net	10,404	9,403
Inventory, net	11,881	12,060
Prepaid expenses and other current assets	3,193	2,125
Total current assets	96,813	47,479
Property, plant and equipment, net	2,793	3,832
Other intangible assets, net	1,251	1,175
Other assets	3,700	4,130
	$104,557	$56,616

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,365	$5,726
Accrued expenses and other current liabilities	13,111	12,188
Current portion of debt, net	7,967	—
Deferred revenue	2,758	871
Total current liabilities	32,201	18,785
Other long-term liabilities	410	574
Long-term debt, net	8,259	15,852
Compound embedded derivative	—	2,899
Convertible subordinated debt, net	43,907	42,521
Total liabilities	84,777	80,631
Commitments and contingencies, See note 10
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value: 10,000 shares authorized; Series B Non Cumulative, Convertible, 135 shares outstanding at June 30, 2013 and September 30, 2012, respectively	1	1
Common stock, $0.01 par value: 250,000 shares authorized; 56,406 and 25,812 shares outstanding at June 30, 2013 and September 30, 2012, respectively	564	258
Additional paid-in-capital	1,889,778	1,829,976
Accumulated deficit	(1,870,563)	(1,854,250)
Total stockholders’ equity (deficit)	19,780	(24,015)
	$104,557	$56,616

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net revenues:
Product revenues	$26,285	$25,730	$74,879	$81,867
Intellectual property revenues	133	4,557	2,019	8,148
Net revenues	26,418	30,287	76,898	90,015
Costs and expenses:
Cost of product revenues	11,666	11,270	34,010	34,028
Engineering, research and development	11,706	10,513	31,987	32,518
Selling, general and administrative	7,257	6,296	22,617	22,131
Amortization of intangible assets	80	88	266	234
Costs and expenses	30,709	28,167	88,880	88,911
(Loss) income from operations	(4,291)	2,120	(11,982)	1,104
Other expense (income):
Interest expense, net	1,983	1,950	5,919	5,823
Gain on compound embedded derivative	—	(5,755)	(803)	(3,773)
Other expense (income), net	31	(20)	5	21
Other expense (income), net	2,014	(3,825)	5,121	2,071
(Loss) income before income tax expense (benefit)	(6,305)	5,945	(17,103)	(967)
Income tax expense (benefit)	129	1,234	(790)	1,363
Net (loss) income	$(6,434)	$4,711	$(16,313)	$(2,330)

Net (loss) income per common share - basic	$(0.17)	$0.18	$(0.47)	$(0.09)
Net (loss) income per common share - diluted	$(0.17)	$0.16	$(0.47)	$(0.09)

Weighted average common shares outstanding - basic	38,630	25,302	34,601	24,951
Weighted average common shares outstanding - diluted	38,630	38,413	34,601	24,951

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balance at September 30, 2012	135	$1	25,812	$258	$1,829,976	$(1,854,250)	$(24,015)
Net loss	—	—	—	—	—	(16,313)	(16,313)
Compensation expense related to stock options, awards and ESPP	—	—	—	—	3,305	—	3,305
Issuance of common stock upon exercise of stock options	—	—	1	—	3	—	3
Issuance of common stock under ESPP	—	—	498	5	858	—	863
Issuance of common stock, net of offering costs	—	—	29,371	294	54,167	—	54,461
Release of restricted stock units	—	—	1,042	10	(10)	—	—
Repurchase of restricted stock units for payroll taxes	—	—	(318)	(3)	(617)	—	(620)
Reclassification of compound embedded derivative liability to additional paid-in-capital	—	—	—	—	2,096	—	2,096
Balance at June 30, 2013	135	$1	56,406	$564	$1,889,778	$(1,870,563)	$19,780

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2013	2012
	(in thousands)
Cash flows (used in) provided by operating activities:
Net loss	$(16,313)	$(2,330)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,877	2,228
Stock-based compensation	3,305	3,301
Change in fair value of compound embedded derivative liability	(803)	(3,773)
Common stock issued for employee stock plans	863	868
Gain on disposal of assets	(153)	650
Amortization of debt issuance costs	203	204
Amortization of debt discounts	1,890	1,751
Accretion of debt premiums	(126)	(117)
Change in operating assets and liabilities:
Accounts receivable	(1,001)	(1,134)
Inventory	179	6,062
Prepaids and other assets	(841)	441
Accounts payable	2,639	36
Accrued expenses and other liabilities	553	(1,679)
Deferred revenue	1,888	(1,298)
Net cash (used in) provided by operating activities	(5,840)	5,210

Cash flows used in investing activities:
Capital expenditures	(575)	(536)
Proceeds from the sale of capital assets	156	—
Payments under licensing agreements	(342)	(781)
Net cash used in investing activities	(761)	(1,317)

Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options	3	16
Net proceeds from the sale of common stock	54,668	—
Repurchase of restricted stock units for payroll taxes	(620)	(633)
Other	(6)	(8)
Net cash provided by (used in) financing activities	54,045	(625)

Net increase in cash	47,444	3,268
Cash at beginning of period	23,891	17,318
Cash at end of period	$71,335	$20,586

Supplemental cash flow information:
Cash paid (refunded) during the period for:
Interest	$4,917	$4,919
Income taxes	(1,094)	1,474
Non-cash financing activities:
Equity offering costs incurred but not paid	$207	$—
Reclassification of compound embedded derivative liability to additional paid-in-capital	$2,096	—

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, the consolidated results of our operations and the consolidated cash flows and the changes in our stockholders’ deficit. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Net Income (Loss) per Share

Basic and diluted net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.

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

Risks and Uncertainties

Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, the highly cyclical nature of the semiconductor industry; our high fixed costs; declines in average selling prices; decisions by our integrated device manufacturer customers to curtail outsourcing; our substantial indebtedness; our ability to fund liquidity needs; our failure to maintain an effective system of internal controls; product return and liability risks; the absence of significant backlog in our business; our dependence on international operations and sales; proposed changes to United States tax laws; that our management information systems may prove inadequate; our ability to attract and retain qualified employees; difficulties consolidating and evolving our operational capabilities; our dependence on materials and equipment suppliers; our loss of customers; adverse tax consequences; the development of new proprietary technology and the enforcement of intellectual property rights by or against us; the complexity of packaging and test processes in our industry; competition; our need to comply with existing and future environmental regulations; and fire, flood or other calamity affecting us or others with whom we do business.

Our short-term debt is comprised of our Term A loan (“Term A Loan”), of which the total principal amount of $7.9 million is due in February 2014. Our long term debt is comprised of our Term B loan (“Term B Loan”) and our convertible subordinated debentures due October 2014 (“2014 Debentures”), of which the total principal amount of $55.8 million is due in October 2014. We currently anticipate that cash on hand and cash provided by operating activities will be sufficient to permit us to pay the entire amount of this indebtedness when due in February and October 2014. To fund ongoing operating cash requirements, however, we anticipate we will need to secure additional funding. We have engaged the services of financial advisory firms to assist us in evaluating possible financing transactions to fund working capital. These transactions include, among others that we may consider from time to time, an extension of the maturity date and other modification of our Term A and B Loans, and the refinancing of indebtedness from the proceeds of one or more new credit facilities. We will pursue these and other potential transactions until we provide for the ongoing operating cash requirements of our business. There can be no assurance, however, that our efforts will be successful.

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

At June 30, 2013, there were two direct customers that accounted for 37% of accounts receivable. At September 30, 2012, there was one distributor that accounted for 14% of accounts receivable. We believe that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by our credit evaluation process, relatively short collection periods and maintaining an allowance for anticipated losses. We generally do not require collateral security for outstanding amounts.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and presented net of the allowance for doubtful accounts; they do not bear interest. We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. Should all attempts to collect a receivable fail, the receivable is written off against the allowance. Our allowance for doubtful accounts was zero and $0.3 million as of June 30, 2013 and September 30, 2012, respectively.

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

As of June 30, 2013, we did not have any recurring fair value measurements.

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

NOTE 2-COMPUTATION OF NET (LOSS) INCOME PER SHARE

The computation of net (loss) income per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net (loss) income	(6,434)	4,711	(16,313)	(2,330)
Allocation of undistributed earnings to preferred stock	—	122	—	—
Net (loss) income available to common stockholders after allocation for participating securities	$(6,434)	$4,589	$(16,313)	$(2,330)
Impact of assumed conversions:
Interest on 2014 Debentures, net of tax	—	1,308	—	—
Interest on Term B Loan, net of tax	—	319	—	—
Net (loss) income available to common stockholders plus assumed conversions	$(6,434)	$6,216	$(16,313)	(2,330)
Weighted average number of shares - basic	38,630	25,302	34,601	24,951
Effect of dilutive common stock equivalents from:
Outstanding stock options	—	30	—	—
Outstanding restricted stock units	—	188	—	—
ESPP shares	—	—	—	—
Convertible preferred stock	—	674	—	—
2014 Debentures	—	10,332	—	—
Term B Loan	—	1,887	—	—
Weighted average number of shares - diluted	38,630	38,413	34,601	24,951
Net (loss) income per common share:
Net (loss) income available to common stockholders after allocation for participating securities - Basic	$(0.17)	$0.18	$(0.47)	$(0.09)
Net (loss) income available to common stockholders - Diluted	$(0.17)	$0.12	$(0.47)	$(0.09)
Impact of assumed conversions:
Interest on 2014 Debentures, net of tax	—	0.03	—	—
Interest on Term B Loan, net of tax	—	0.01	—	—
Net (loss) income available to common stockholders plus assumed conversions	$(0.17)	$0.16	$(0.47)	$(0.09)

In accordance with ASC Topic 260, Earnings per Share, basic net income and loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.

For periods in which we report net income, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, shares to be issued under our ESPP, convertible preferred stock, 2014 Debentures and the Term B Loan. Unexercised stock options, restricted stock units, and unvested shares to be issued under our ESPP, are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive.

Under the two-class method of determining earnings for each class of stock, we consider the dividend rights and participating rights in undistributed earnings for each class of stock. The allocation of undistributed earnings to preferred shares is equal to the amount of earnings per common share that would be distributed on an as-converted basis.

The following potentially dilutive common shares are excluded from the computation of net loss per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Outstanding stock options	2,110	1,477	2,110	1,809
Outstanding restricted stock units	2,031	810	2,031	1,702
ESPP shares	518	327	518	327
Convertible preferred stock	674	—	674	674
2014 Debentures	10,332	—	10,332	10,332
Term B Loan	1,887	—	1,887	1,887
Total potential common stock excluded from calculation	17,552	2,614	17,552	16,731

NOTE 3-INVENTORY

	June 30, 2013	September 30, 2012
	(in thousands)
Inventory:
Raw materials	$1,345	$1,394
Work-in-process	4,186	5,359
Finished goods	6,350	5,307
Total	$11,881	$12,060

NOTE 4-DEBT

	June 30, 2013	September 30, 2012
	(in thousands)
Term A Loan, 10.5% fixed-rate notes, due February 2014	$7,963	$8,090
Term B Loan, convertible, 8.0% fixed-rate notes, due October 2014	8,259	7,755
Other	4	7
2014 Debentures, convertible, 8.0% fixed-rate notes, due October 2014	43,907	42,521
Total debt, net	60,133	58,373
Less current portion of debt, net	(7,967)	—
Long-term debt, less current portion, net	$52,166	$58,373

Additional information about our debt is as follows:

	Term A Loan	Term B Loan	2014 Debentures
	(in thousands)
Principal	$7,857	$9,342	$46,493
Unaccreted debt premium/(unamortized) debt discount	106	(1,083)	(2,586)
Carrying value	$7,963	$8,259	$43,907

Interest payable terms	Quarterly, in arrears	Quarterly, in arrears	Semi-annually, in arrears
Annual effective interest rate	8.2%	17.7%	12.2%
Conversion rate per common share	n/a	$4.95	$4.50

Prepayments on the Term B Loan are permitted at 100% of the principal amount plus accrued interest if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. The conversion terms are substantially similar to the conversion terms of the 2014 Debentures. At June 30, 2013, conversion of the outstanding principal amount of the Term B Loan would result in the issuance of 1.9 million shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash.

The Term A and B Loans are collateralized by substantially all of our assets.

Prepayment of the 2014 Debentures is permitted at 100% of the principal amount plus accrued and unpaid interest if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. At June 30, 2013, conversion of the outstanding principal amount of the 2014 Debentures would result in the issuance of 10.3 million shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash. The compound embedded derivative, which expired October 30, 2012, was comprised of the conversion option and a make-whole payment for foregone interest if the holder converted the debenture early. Upon expiration of the make-whole payment for forgone interest, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature were indexed to our own stock.

A final valuation was completed on October 30, 2012. We recorded a gain of $0.8 million into earnings due to the change in value and reclassified the final liability value of $2.1 million, from other long-term liabilities, to equity. The 2014 Debentures are collateralized by a second priority interest in substantially all of our assets.

The credit agreements for the Term A and B Loans and 2014 Debentures provide for customary restrictions and limitations on our ability to incur indebtedness and liens on property, make restricted payments or investments, enter into mergers or consolidations, conduct asset sales, pay dividends or distributions and enter into specified transactions and activities, and also contain other customary default provisions. The agreements provide that we must repurchase, at the option of the holders, indebtedness at its principal amounts plus accrued and unpaid interest upon the occurrence of a fundamental change involving us, as described in the agreements. Upon the occurrence of a fundamental change involving us, the holders of the 2014 Debentures and the Term B Loan may be entitled to receive a “make-whole premium” if they convert their 2014 Debentures or Term B Loan into common stock, payable in additional shares of common stock, if the trading price of our common stock is between $3.20 and $16 per share. Upon the occurrence of certain change in control events, the holders of the Term A and B Loans may require us to redeem all or a portion of the loans at 100% of the principal amount plus accrued and unpaid interest.

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

NOTE 5-FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2013	2012
	(in thousands)
Beginning balance September 30	$2,899	$7,796
Transfer to equity	(2,096)	—
Total net gains included in earnings	(803)	1,982
Ending balance June 30	$—	$9,778

There were no transfers in and/or out of Level 1, Level 2 or Level 3 fair value measurements during the nine months ended June 30, 2013 and 2012, respectively.

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

We measure the fair value of our Term A and B Loans and 2014 Debentures carried at amortized/accreted cost quarterly for disclosure purposes.

We use a binomial-lattice model to estimate fair values of our Term B Loan and 2014 Debenture financial instruments. The key unobservable input utilized in the model includes a discount rate of 6.4% and 6.5%, respectively. The estimated fair value of our Term A Loan is determined using Level 3 inputs based primarily on the comparability of its terms to the terms we could obtain, for similar instruments, in the current market.

The estimated fair values of our financial instruments are as follows:

	June 30, 2013		September 30, 2012
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Term A Loan	$7,963	$8,239	$8,090	$8,437
Term B Loan	8,259	9,963	7,755	9,776
2014 Debentures	43,907	49,910	42,521	46,725

NOTE 6-STOCKHOLDERS’ EQUITY

Authorized Capital Stock

We are authorized to issue up to 250 million shares of common stock, par value $0.01, per share, of which 19.5 million shares are reserved for future potential issuance upon conversion of debt, 9.3 million shares are reserved for issuance under our stock compensation plans, 1.2 million shares are reserved for issuance under our ESPP, and 0.8 million shares are reserved for issuance upon conversion of Series B Preferred Stock.

We are authorized to issue up to 10 million shares of preferred stock, par value of $0.01 per share, of which 0.8 million shares have been designated as Series B Preferred Stock. As of June 30, 2013, there were 134,720 shares of Series B Preferred Stock outstanding that were convertible into common stock on a five-to-one basis, for an aggregate of 673,600 shares of common stock. The holders of Series B Preferred Stock are entitled to receive, when, as and if declared by our board of directors out of funds legally available for the payment of dividends in respect of our common stock, dividends in an amount equal to 10 percent of par value per share plus the amount of dividends that would have been payable with respect to the shares of common stock issuable upon conversion had such shares of Series B Preferred Stock been fully converted.

In December 2012, we raised $17.1 million, net of offering costs of $1.6 million, from the registered public sale of 10,651,280 shares of common stock at $1.75 per share, based on a negotiated discount to market.

In June 2013, we raised an additional $37.6 million, net of offering expenses of $2.6 million, from the registered public sale of 18,720,000 shares of common stock at $2.15 per share, based on a negotiated discount to market.
On July 18, 2013, all outstanding shares of Series B Preferred Stock were converted into 673,594 shares of common stock.

NOTE 7-STOCK BASED COMPENSATION

Stock Options

We have one stock-based plan under which non-qualified stock options and restricted stock units have been granted to employees and non-employee directors. The options generally vest over four years and expire 10 years from the date of grant.

The Compensation Committee of the Board of Directors determines the stock based compensation grants. The exercise price of options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

Under the stock option plans, we have 4.5 million shares available for future grant as of June 30, 2013. The 2013 Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, stock awards, performance awards, restricted stock and stock units, and other stock and cash-based awards. The Plan uses a “fungible share” concept, pursuant to which shares that are subject to appreciation awards (such as stock options and stock appreciation rights) are counted against the Plan share limit on a 1-for-1 basis for every such share subject to appreciation awards, and shares that are subject to full value awards (such as awards of stock, restricted stock and restricted stock units) are counted against the Plan share limit at a ratio of 1.5 shares for every share subject to the full value award.

As of June 30, 2013, none of our stock-based awards are classified as liabilities. We did not capitalize any stock-based compensation cost.

Compensation cost related to our ESPP and stock-based compensation plan is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues	$161	$147	$459	$415
Engineering, research and development	428	387	1,193	1,151
Selling, general and administrative	567	558	1,653	1,735
Total stock-based compensation expense	$1,156	$1,092	$3,305	$3,301

As of June 30, 2013, there was $6.3 million of unrecognized stock-based compensation expense related to non-vested stock options, restricted stock units and our ESPP. The weighted average period over which the unearned stock-based compensation for stock options and restricted stock units expected to be recognized is approximately 1.9 years and 2.2 years, respectively. An estimated forfeiture rate of 5.2% has been applied to all unvested options and restricted stock outstanding as of June 30, 2013.

Activity in stock option awards is as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, September 30, 2012	1,813	$16.57	6.61	$2
Granted	450	2.10	—	—
Exercised	(1)	2.54	—	—
Cancelled or expired	(152)	16.31	—	—
Options outstanding, June 30, 2013	2,110	13.52	6.89	269
Options exercisable, June 30 2013	1,288	$20.16	5.84	$71

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $2.63, as of June 30, 2013, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. There were 0.3 million in-the-money stock options that were exercisable as of June 30, 2013.

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

The per share fair values of stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	Nine Months Ended June 30,
	2013	2012
Expected life (in years)	5.65	5.64
Expected volatility:
Weighted-average	82.0%	87.0%
Range	79.8% - 82.1%	85.5% - 87.1%
Expected dividend	—	—
Risk-free interest rate	.9% - 1.0%	1.1% - 1.3%

The weighted average fair value at the date of grant of options granted in the nine months ended June 30, 2013 and 2012 was $1.43 and $1.80, respectively.

The following table provides additional information in regards to options outstanding as of June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$2.10	427	9.68	$2.10	107	$2.10
2.15 - 3.33	422	8.48	2.62	210	2.72
3.80 - 5.20	765	7.01	4.79	485	4.87
5.40 - 63.60	429	3.30	35.27	419	36.01
66.40 - 174.80	67	0.49	115.60	67	115.60
$2.10 - $174.80	2,110	6.88	$13.52	1,288	$20.16

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

Activity for our restricted stock award units is as follows:

	Restricted Stock Units (in thousands)	Weighted Average Grant-Date Fair Value per Share
Restricted stock units, September 30, 2012	1,686	$3.49
Awarded	1,509	2.11
Released	(1,041)	3.19
Forfeited	(123)	2.96
Restricted stock units, June 30, 2013	2,031	$2.65

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The impact of such withholding totaled $0.6 million for the nine months ended June 30, 2013, and was recorded as settlement on restricted stock tax withholding in the accompanying unaudited consolidated statements of stockholders’ deficit. Although shares withheld are not issued, they are treated as common stock repurchases in our unaudited consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

Employee Stock Purchase Plan

In January 2011, our stockholders approved the ESPP under which 2.5 million shares of common stock were reserved for issuance. As of June 30, 2013, the ESPP had 1.2 million shares available for issuance. As of June 30, 2013, approximately 49% of the eligible employees participated in our stock purchase plan. On July 31, 2013, 0.4 million shares were issued at a price per share of $1.77, a 15% discount to the share price on that date, for the purchase period that began on February 1, 2013 and ended July 31, 2013. A new purchase period began on August 1, 2013 and ends January 31, 2014.

The fair value of the ESPP awards are calculated in accordance with ASC Topic 718-50, Employee Share Purchase Plans, under which the fair value of each share granted under the ESPP is equal to the sum of 15% of a share of stock, a call option for 85% of a share of stock and a put option for 15% of a share of stock. The fair value of the call and put options are determined using the Black-Scholes pricing model. We used the following range of assumptions for both purchase periods: expected useful life of 0.5 years, weighted average expected volatility of 47.6% to 49.8%, a zero dividend rate, and a risk-free interest rate of 0.1% to 0.2%. We recognized approximately $0.4 million in ESPP stock compensation for both the nine months ended June 30, 2013 and 2012, respectively.

NOTE 8-INCOME TAXES

The provision for income taxes as a percentage of loss from operations before income taxes was 4.6% for the nine months ended June 30, 2013 compared to (140.9)% for the comparable period in the prior year. Our effective tax rate is primarily impacted by certain foreign taxes, certain nondeductible interest and share based expenses,  the release of a portion of the valuation allowance related to certain foreign jurisdictions' deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period, and for the nine months ended June 30, 2013, by a refund of withholding taxes previously paid on certain foreign income.

At June 30, 2013, we had approximately $90.2 million of Federal Net Operating Losses (“NOLs”) that can be used in future tax years. In December 2012, we issued 10.7 million shares of common stock in a public offering which is believed to have resulted in a Section 382 ownership change. Since we maintain a full valuation allowance on all of our U.S. and state deferred tax assets, the impact of the ownership change on the future realizability of our U.S. and state deferred tax assets did not result in an impact to our provision for income taxes for the nine months ended June 30, 2013, or on our net deferred tax asset as of June 30, 2013. In addition, as a result of this ownership change, substantially all of our federal NOLs, credits and certain built-in deductions or losses are subject to an annual limitation of $1.4 million. Consequently, it is anticipated that a substantial portion of the federal NOLs, credits and built-in losses will expire unutilized as a result of this limitation. In June 2013, we issued an additional 18.7 million shares of common stock in a public offering. We are in the process of evaluating whether the offering caused a Section 382 ownership change. If an additional ownership change should occur in the future, our ability to utilize our NOL carryforwards and other deferred tax assets to offset future taxable income may be further limited and the value and recoverability of our NOLs and other deferred tax assets could be further diminished.

NOTE 9-SEGMENT AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers that were equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Tellabs	10.3%	*	*	*
WPG Holdings**	19.2%	13.9%	16.4%	12.8%
Nu Horizons Electronics**	*	10.7%	*	14.3%
 __________________________________________________
*Less than 10% of total net revenues for period indicated.
**Distributor

Net revenues by geographic area are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
United States	$5,590	$9,545	$23,693	$32,543
Asia Pacific	16,856	17,550	42,957	45,502
EMEA*	3,972	3,192	10,248	11,970
Total net revenues	$26,418	$30,287	$76,898	$90,015
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

Product revenues by product line are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Connectivity	$12,199	$10,761	$32,172	38,433
Ethernet switching	9,541	8,402	28,178	23,202
Transport processing	4,545	6,567	14,529	20,232
Product revenues	$26,285	$25,730	$74,879	$81,867

NOTE 10-COMMITMENTS AND CONTINGENCIES

We are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts.

During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We review our exposure under these agreements no less than annually, or more frequently when events indicate. Except for our established warranty reserves, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position. Accordingly, except for established warranty reserves, we have not recorded any liabilities for these agreements as of June 30, 2013 and September 30, 2012.

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

In 2012, we began a migration of our revenues to our new product portfolio. In 2011, only 6% of our product revenues were from our new product portfolio. In 2012, this grew to 14% of product revenues. New product revenues totaled 29% and 26%, respectively, for product revenues in the three and nine months ended June 30, 2013.

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

We believe that our critical accounting policies and estimates, as described in our Annual Report on Form 10-K for the year ended September 30, 2012, as amended by Amendment No. 1 to Annual Report on Form 10-K/A, are our most critical accounting policies and are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these policies during the nine months ended June 30, 2013.

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements see “The Company and Its Significant Accounting Policies” footnote in the accompanying notes to the unaudited consolidated financial statements.

Results of Operations for the three and nine months ended June 30, 2013, as compared to the three and nine months ended June 30, 2012

The following table sets forth certain Unaudited Consolidated Statements of Operations data for the periods indicated.
The percentages in the table are based on net revenues.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2013		2012		2013		2012
	$	%	$	%	$	%	$	%
	(in thousands, except for percentages)
Net revenues:
Product revenues	$26,285	99.5%	$25,730	85.0%	$74,879	97.4%	$81,867	90.9%
Intellectual property revenues	133	0.5%	4,557	15.0%	2,019	2.6%	8,148	9.1%
Net revenues	26,418	100.0%	30,287	100.0%	76,898	100.0%	90,015	100.0%
Costs and expenses:
Cost of product revenues	11,666	44.2%	11,270	37.2%	34,010	44.2%	34,028	37.8%
Engineering, research and development	11,706	44.3%	10,513	34.7%	31,987	41.6%	32,518	36.1%
Selling, general and administrative	7,257	27.5%	6,296	20.8%	22,617	29.4%	22,131	24.5%
Amortization of intangible assets	80	0.3%	88	0.3%	266	0.3%	234	0.3%
Costs and expenses	30,709	116.3%	28,167	93.0%	88,880	115.5%	88,911	98.7%
(Loss) income from operations	(4,291)	(16.3)%	2,120	7.0%	(11,982)	(15.5)%	1,104	1.3%
Other expense (income):
Interest expense, net	1,983	7.5%	1,950	6.4%	5,919	7.7%	5,823	6.5%
Gain on compound embedded derivative	—	—%	(5,755)	(19.0)%	(803)	(1.0)%	(3,773)	(4.2)%
Other expense (income), net	31	0.1%	(20)	(0.1)%	5	—%	21	—%
Other expense (income), net	2,014	7.6%	(3,825)	(12.7)%	5,121	6.7%	2,071	2.3%
(Loss) income before income tax expense (benefit)	(6,305)	(23.9)%	5,945	19.7%	(17,103)	(22.2)%	(967)	(1.0)%
Income tax expense (benefit)	129	0.5%	1,234	4.1%	(790)	(1.0)%	1,363	1.5%
Net (loss) income	$(6,434)	(24.4)%	$4,711	15.6%	$(16,313)	(21.2)%	$(2,330)	(2.5)%

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

The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products, capacity constraints at our suppliers, end-of-life (“EOL”) product decisions, and general economic conditions. Therefore, our revenues for the three and nine months ended June 30, 2013 may not necessarily be indicative of future revenues.

Product revenues by market are as follows:

	Three Months Ended June 30,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$14,368	54.7%	$11,610	45.1%	$2,758	23.8%
Enterprise networking	11,368	43.2%	13,529	52.6%	(2,161)	(16.0)%
Non-core	549	2.1%	591	2.3%	(42)	(7.1)%
Product revenues	$26,285	100.0%	$25,730	100.0%	$555	2.2%

	Nine Months Ended June 30,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$41,497	55.4%	$33,199	40.6%	$8,298	25.0%
Enterprise networking	31,884	42.6%	41,104	50.2%	(9,220)	(22.4)%
Non-core	1,498	2.0%	7,564	9.2%	(6,066)	(80.2)%
Product revenues	$74,879	100.0%	$81,867	100.0%	$(6,988)	(8.5)%

The increase in Carrier networking revenues in the three months ended June 30, 2013, as compared to the same period in the prior year is largely attributable to a doubling in sales of our new products, particularly 1GbE copper PHYs, crosspoint switches and 10GbE PHY products. We also saw an increase in revenues from our legacy SONET framers going through EOL. Increases were partially offset by declines in some of our other SONET-based product revenues. The increase in Carrier networking revenues in the nine months ended June 30, 2013, as compared to the same period in the prior year is due to strong new product revenues and sales of SONET framers going through EOL, partially offset by lower revenues from switch fabric products that had gone through EOL in the prior year and other mature products.

The decrease in Enterprise networking revenues in the three and nine months ended June 30, 2013, as compared to the same periods in the prior year, was primarily due to lower revenues from switch fabric products that had gone through EOL in the prior year. The decrease was partially offset by an increase in new Enterprise Ethernet switch product revenues.

Non-core revenues in the three months ended June 30, 2013, are comparable to those in the same period in the prior year. The decrease in Non-core revenues in the nine months ended June 30, 2013 as compared to the same period in the prior year is largely attributable to a decrease of our mature Fibre Channel products, which had a large purchase by a single customer in the prior year and a decrease of legacy network processing unit (“NPU”) products which had high EOL revenues in the prior year.

Revenues from EOL products totaled $3.6 million and $6.4 million in the three months ended June 30, 2013 and 2012, respectively, and $12.4 million and $19.9 million in the nine months ended June 30, 2013 and 2012, respectively. Product phase-outs are part of our normal course of business, and we will continue this practice in the future. From time-to-time, upon customer request or due to a change in our product strategy, we may decide to resume producing a part we previously phased-out.

We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing.

Product revenues by product line are as follows:

	Three Months Ended June 30,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$12,199	46.4%	$10,761	41.8%	$1,438	13.4%
Ethernet switching	9,541	36.3%	8,402	32.7%	1,139	13.6%
Transport processing	4,545	17.3%	6,567	25.5%	(2,022)	(30.8)%
Product revenues	$26,285	100.0%	$25,730	100.0%	$555	2.2%

	Nine Months Ended June 30,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$32,172	43.0%	$38,433	47.0%	$(6,261)	(16.3)%
Ethernet switching	28,178	37.6%	23,202	28.3%	4,976	21.4%
Transport processing	14,529	19.4%	20,232	24.7%	(5,703)	(28.2)%
Product revenues	$74,879	100.0%	$81,867	100.0%	$(6,988)	(8.5)%

The increase in Connectivity revenues in the three months ended June 30, 2013, as compared to the same period in the prior year, is largely attributable to the increase in new crosspoint switch and 10GbE PHY products selling into the Carrier market. The decrease in Connectivity revenues in the nine months ended June 30, 2013 as compared to the same period in the prior year is largely attributable to the decrease in legacy products for Fibre Channel applications, which had a large purchase by a single customer in the prior period, and to a decrease in mature SONET-based PHY products.

The increase in Ethernet switching revenues in the three and nine months ended June 30, 2013 as compared to the same period in the prior year, is largely attributable to our new switches selling into both the Carrier and Enterprise networking market. The increase was partially offset by a decrease in sales of our other mature products.

The decrease in Transport processing revenues in the three months ended June 30, 2013, as compared to the same period in the prior year, is largely attributable to lower sales of switch fabrics going through EOL. The decrease was partially offset by increased sales of framers going through EOL. The decrease in Transport processing revenues in the nine months ended June 30, 2013, as compared to the same period in the prior year is attributable to lower sales of switch fabrics, NPUs, and optical transport network products going through EOL, offset by increased sales of framers going through EOL.

Intellectual Property Revenues

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$133	0.5%	$4,557	15.0%	$(4,424)	(97.1)%

	Nine Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$2,019	2.6%	$8,148	9.1%	$(6,129)	(75.2)%

Intellectual property revenues decreased in the three and nine months ended June 30, 2013, as compared to the same period in the prior year, due to a decrease in deliveries of intellectual property. The timing and amounts of intellectual property revenues fluctuate and tend to be unpredictable. Costs associated with the sale of intellectual property are included in selling, general and administrative expenses.

Net revenues from customers that were equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Tellabs	10.3%	*	*	*
WPG Holdings**	19.2%	13.9%	16.4%	12.8%
Nu Horizons Electronics**	*	10.7%	*	14.3%

______________________________________
*Less than 10% of total net revenues for period indicated.
**Distributors

Net revenues by geographic area are as follows:

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(in thousands, except percentages)
United States	$5,590	21.2%	$9,545	31.5%
Asia Pacific	16,856	63.8%	17,550	58.0%
EMEA*	3,972	15.0%	3,192	10.5%
Net revenues	$26,418	100.0%	$30,287	100.0%

	Nine Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(in thousands, except percentages)
United States	$23,693	30.8%	$32,543	36.2%
Asia Pacific	42,957	55.9%	45,502	50.5%
EMEA*	10,248	13.3%	11,970	13.3%
Net revenues	$76,898	100.0%	$90,015	100.0%
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

Cost of Product Revenues

	Three Months Ended June 30,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$11,666	44.4%	$11,270	43.8%	$396	3.5%

	Nine Months Ended June 30,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$34,010	45.4%	$34,028	41.6%	$(18)	(0.1)%

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

The overall increase in cost of product revenues as a percentage of product revenues is due to a mix shift toward new products and away from products going through EOL which have higher gross margins. New products typically start out with higher costs as a percentage of revenues, which decrease with increased volumes and improved manufacturing efficiencies.

Engineering, Research and Development

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$11,706	44.3%	$10,513	34.7%	$1,193	11.3%

	Nine Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$31,987	41.6%	$32,518	36.1%	$(531)	(1.6)%

R&D expenses consist primarily of compensation expenses for employees engaged in research, design and development activities. R&D also includes costs of mask sets, which we fully expense in the period, and electronic design automation tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.

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

The increase in R&D expense in the three months ended June 30, 2013, as compared to the same period in the prior year is primarily attributable to $0.7 million increased spending for masks and test wafers, and $0.6 million for contractors providing new product development and design services.

The decrease in R&D expense in the nine months ended June 30, 2013, as compared to the same period in the prior year, is primarily attributable to $0.6 million lower spending for masks and test wafers and lower facility expenses of $1.2 million partially offset by increased expense of $1.7 million for contractors providing new product development and design services.

We continue to concentrate our spending in R&D to meet customer requirements and to respond to market conditions, and we do not anticipate that the reduction in R&D spending in the current year will impact product development.

Selling, General and Administrative

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$7,257	27.5%	$6,296	20.8%	$961	15.3%

	Nine Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$22,617	29.4%	$22,131	24.5%	$486	2.2%

Selling, general and administrative (“SG&A”) expense consists primarily of compensation expense, legal and other professional fees, facilities expenses, outside labor and communication expenses.

The increase in SG&A expense in the three months ended June 30, 2013, as compared to the same period in the prior year, is primarily due to $1.3 million of collections of accounts receivable in the prior year we had previously written off as uncollectible.

The increase in SG&A expense in the nine months ended June 30, 2013, as compared to the same period in the prior year, is primarily due to $1.5 million of collections of accounts receivable in the prior year we had previously written off as uncollectible, and a $0.5 million increase in asset retirement obligation expense as we move from our primary Camarillo facility to an adjacent facility, partially offset by lower personnel related expenses of $1.0 million and a $0.7 million intangible asset writedown in the prior year.

Interest Expense, Net

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$1,983	7.5%	$1,950	6.4%	$33	1.7%

	Nine Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$5,919	7.7%	$5,823	6.5%	$96	1.6%

Net interest expense is comprised of cash interest expense, amortization of debt discount, premium, and debt issuance cost, net of interest income. Net interest expense for the three and nine months ended June 30, 2013 is comparable to the same periods last year.

Gain on Compound Embedded Derivative

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$—	—%	$(5,755)	(19.0)%	$5,755	(100.0)%

	Nine Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$(803)	(1.0)%	$(3,773)	(4.2)%	$2,970	(78.7)%

The gain on our compound embedded derivative included in our 2014 Debentures for the nine months ended June 30, 2013, is primarily generated by the decrease in the price of our underlying common stock during those periods.

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

Income Tax (Benefit) Expense

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$129	0.5%	$1,234	4.1%	$(1,105)	(89.5)%

	Nine Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(790)	(1.0)%	$1,363	1.5%	$(2,153)	(158.0)%

Our effective tax rate is primarily impacted by certain foreign taxes, certain nondeductible interest and share based expenses and the release of a portion of the evaluation allowance related to certain foreign jurisdictions’ deferred tax assets as such balance were more likely than not realizable within the applicable carryforward period. Our effective tax rate for the nine months ended June 30, 2013 was 4.6% which was lower than the federal and state statutory rate due to the projected federal and state losses for the fiscal year as well as the related valuation allowances.

Financial Condition and Liquidity

Cash Flow Analysis

Cash increased to $71.3 million at June 30, 2013, from $23.9 million at September 30, 2012. During the nine months ended June 30, 2013, we used cash for operations and investing activities, which was offset by cash provided by financing activities. Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended June 30,
	2013	2012
	(in thousands)
Net cash (used in) provided by operating activities	$(5,840)	$5,210
Net cash used in investing activities	(761)	(1,317)
Net cash provided by (used in) financing activities	54,045	(625)
Net increase in cash	47,444	3,268
Cash at beginning of period	23,891	17,318
Cash at end of period	$71,335	$20,586

Net Cash (Used In) Provided by Operating Activities

During the nine months ended June 30, 2013, cash used in operations totaled $5.8 million.  Excluding changes in working capital, we used $9.3 million to fund the cash portion of our net loss. We used cash to fund increases in accounts receivable and prepaid expenses totaling $1.8 million. These uses were offset by lower inventory of $0.2 million and higher deferred revenue, accounts payable and accrued expense liabilities totaling $5.1 million.

Accounts receivable increased $1.0 million from $9.4 million at September 30, 2012, to $10.4 million at June 30, 2013, primarily due to higher revenues and timing of sales during the quarter ended June 30, 2013. Inventory decreased $0.2 million from $12.1 million at September 30, 2012, to $11.9 million at June 30, 2013, primarily due to decreased inventories held by distributors. Accounts payable, accrued expenses and other liabilities increased by $3.2 million, excluding the impact of unpaid equity offering costs, from $18.5 million at September 30, 2012, to $21.9 million at June 30, 2013, due to the timing of obligations and/or payments to our vendors and other service providers. Deferred revenue increased $1.9 million from $0.9 million at September 30, 2012, to $2.8 million at June 30, 2013, due to the timing of payments from distributors.

During the nine months ended June 30, 2012, cash provided by operating activities totaled $5.2 million. We used $1.1 million cash to fund the increase in accounts receivable. We used $1.6 million cash to pay down accounts payable and accrued expenses and $1.3 million related to a decrease in deferred revenue due to lower purchases from distributors. These uses were offset by the generation of $6.1 million cash from operating with lower inventory levels. Excluding changes in working capital, cash generated by operations totaled $2.8 million.

Accounts receivable increased $1.1 million from $9.6 million at September 30, 2011, to $10.7 million at June 30, 2012, resulting from timing of sales. Inventory decreased $6.1 million from $20.9 million at September 30, 2011, to $14.8 million at June 30, 2012 due to ongoing efforts to ensure purchases align with production. Accounts payable, accrued expenses and other liabilities decreased by $1.6 million from $21.6 million at September 30, 2011, to $20.0 million at June 30, 2012, due to the timing of obligations and/or payments to our vendors and other service providers.

Net Cash Used In Investing Activities

Investing activities used cash in the nine months ended June 30, 2013, for capital expenditures of $0.6 million and payments under licensing agreements of $0.3 million. Expenditures were partially offset by cash provided by the sale of capital assets of $0.2 million. Investing activities used cash in the nine months ended June 30, 2012, for capital expenditures of $0.5 million and payments under licensing agreements of $0.8 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the nine months ended June 30, 2013, totaled $54.0 million. Cash from the sale of common stock totaled $54.7 million, net of approximately $4.2 million in expenses, Offering costs of $0.2 million were incurred, but unpaid as of June 30, 2013. Proceeds from the sale of common stock were offset by $0.6 million in cash used for the repurchase of restricted stock units for payroll taxes paid on behalf of employees. During the nine months ended June 30, 2012, financing activities used $0.6 million in cash primarily for the repurchase of restricted stock units for payroll taxes.

Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases

Prospective Capital Needs

Our principal sources of liquidity are our existing cash, cash generated from product sales, cash generated from the sales or licensing of our intellectual property, and during the nine months ended June 30, 2013, cash generated from the sale of our common stock. Our cash totaled $71.3 million at June 30, 2013. Our working capital at June 30, 2013, was $64.6 million.

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

Our short-term debt is comprised of our Term A loan (“Term A Loan”), of which the total principal amount of $7.9 million is due in February 2014. Our long term debt is comprised of our Term B loan (“Term B Loan”) and our convertible subordinated debentures due October 2014 (“2014 Debentures”), of which the total principal amount of $55.8 million is due in October 2014. We currently anticipate that cash on hand and cash provided by operating activities will be sufficient to permit us to pay the entire amount of this indebtedness when due in February and October 2014. To fund ongoing operating cash requirements, however, we anticipate we will need to secure additional funding. We have engaged the services of financial advisory firms to assist us in evaluating possible financing transactions to fund working capital. These transactions include, among others that we may consider from time to time, an extension of the maturity date and other modification of our Term A and B Loans, and the refinancing of indebtedness from the proceeds of one or more new credit facilities. We will pursue these and other potential transactions until we provide for the ongoing operating cash requirements of our business. There can be no assurance, however, that our efforts will be successful.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits Vitesse to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $75.0 million. As of June 30, 2013, we raised a total of $58.8 million in gross proceeds from the sale of 29,371,280 shares of our common stock, leaving approximately $16.2 million available pursuant to the Form S-3. The Form S-3 expires on December 27, 2014.

Contractual Obligations

	Payment Obligations by Fiscal Year
	Remaining in 2013	2014-2015	2016-2017	2018 and thereafter	Total
	(in thousands)
Convertible subordinated debt (1)	$—	$46,493	$—	$—	$46,493
Term A Loan (2)	—	7,857	—	—	7,857
Term B Loan (3)	—	9,342	—	—	9,342
Loan interest (4)	397	7,332	—	—	7,729
Operating leases (5)	813	3,154	199	—	4,166
Software licenses (6)	1,754	14,367	5,600	2,800	24,521
Inventory and related purchase obligations (7)	4,649	1,676	120	—	6,445
Total	$7,613	$90,221	$5,919	$2,800	$106,553
_________________________________________________

(1)	Convertible subordinated debt represents amounts due for our 8.0% convertible debentures due October 2014.

(2)	Term A Loan represents amounts due for our 10.5% fixed rate senior notes due February 2014.

(3)	Term B Loan represents amounts due for our 8.0% fixed rate senior notes due October 2014.

(4)	Interest payable for Term A Loans, Term B Loans and convertible subordinated debt through October 2014.

(5)	We lease facilities under non-cancellable operating lease agreements that expire at various dates through 2016.

(6)	Software license commitments represent non-cancellable licenses of technology from third-parties used in the development of our products.

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

Off-Balance Sheet Arrangements

At June 30, 2013, we had no material off-balance sheet arrangements, other than operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in our Annual Report on Form 10-K for the year ended September 30, 2012, as amended by Amendment No. 1 to Annual Report on Form 10-K/A. There have been no material changes to these risks during the nine months ended June 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of June 30, 2013, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of June 30, 2013, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2012, as amended by Amendment No. 1 to Annual Report on Form 10-K/A.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

10.1*	Employment Agreement between the Registrant and Christopher Gardner dated January 30, 2013.					X
10.2*	Vitesse Semiconductor Corporation 2013 Incentive Plan	8-K	001-31614	10.1	March 8, 2013
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X
101.INS	XBRL Instance Document**					X
101.SCH	XBRL Taxonomy Extension Schema Document**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**					X
_____________________________________________________

*	Each a management contract or compensatory plan or arrangement.

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

August 6, 2013	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

August 6, 2013	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)