Form 10-K
period 2013-09-30
VITESSE SEMICONDUCTOR CORP
filed 2013-12-05
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of March 31, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $79,580,292, based on the closing price on that date. As of November 29, 2013, there were outstanding 57,545,025 shares of the registrant’s Common Stock, $0.01 par value.
Documents Incorporated By Reference
Portions of the issuer’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

VITESSE SEMICONDUCTOR CORPORATION
2013 ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”), in particular the discussion in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward‑looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “potential,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward‑looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A. of this Annual Report. We assume no obligation to revise or update any forward‑looking statements for any reason, except as required by law.

ITEM 1. BUSINESS

Overview
Vitesse Semiconductor Corporation (“we,” “us,” “Vitesse,” “our” or the “Company”) is a leading supplier of high-performance integrated circuits (“ICs”) that are used primarily by manufacturers of networking systems for Carrier and Enterprise networking applications. We design, develop and market a diverse portfolio of high-performance, low-power and cost-competitive networking and connectivity IC solutions. For more than 30 years, we have been a leader in the adoption of new technologies in Carrier and Enterprise networking.
Our customers include leading networking original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) worldwide such as Alcatel-Lucent, Ciena, Cisco Systems, Dell, IBM, Ericsson, Fiberhome, Hewlett-Packard, Huawei Technologies, Juniper Networks, Nokia Siemens Networks, Samsung, Tellabs, ZTE, and ZyXel. As of September 30, 2013, we operated domestic design centers at our headquarters and in Austin, Texas and four international design centers in Denmark, Germany, India, and Taiwan.
Vitesse was incorporated in the state of Delaware in 1987. Our headquarters are located at 741 Calle Plano, Camarillo, California, and our phone number is (805) 388-3700. Our common stock trades on the NASDAQ Global Market under the ticker symbol VTSS.

Industry Background
The communications industry’s defining characteristic over the past decade is the exponential growth on public and private communications networks. These networks include those used by long-distance, local exchange service providers and wireless service providers (“Carriers”), as well as specialized networks, such as those used by Internet service and over-the-top (“OTT”) content providers. Driving the traffic growth is the rapid adoption of data-intensive applications and services such as web access, web-delivered content, Internet Protocol (“IP’) video conferencing and telepresence, IP television, Cloud storage, Cloud computing, and Software-as-a-Service (“SaaS”) by Enterprises. Powerful mobile devices like smartphones and tablets that rival and often exceed the capabilities of desktop machines now also consume these types of services. In the not too distant future, the industry expects that a majority of devices, appliances, sensors, machines, terminals, vehicles, as well as public and private power distribution systems (“Smart-Grid”) will all be connected to these ever expanding worldwide communications networks, leading to what is commonly referred to as the Internet of Things (“IoT”). While all independent, this expanding conglomerate of networks faces common challenges: how to provide service delivery, synchronization and timing, and security.
To address the challenges, packet-based Ethernet networking technologies increasingly form the basis to deliver these new applications and services. Long present in Enterprise networks, Ethernet is now expanding rapidly in both Carrier and Industrial networks, replacing older technologies. In addition, so-called virtualization technologies that started in Ethernet-based Cloud data centers are making inroads into Enterprise and Carrier Ethernet networks, promising even more efficient network resource utilization. Even in Industrial Process Control, Smart-Grid Energy Distribution, Transportation and Automotive networks, we see the nascent transition from proprietary legacy networks to ubiquitous Ethernet-based networks. Substantial portions of the Carrier, Enterprise and IoT networks will be re-built based on these new technologies over the next five to 10 years.
We develop applicable IC solutions and target customers and platforms that sell into these high-growth networking markets. In many cases, we have led the forefront of Ethernet technology development and its integration in Carrier, Enterprise and other networks transitioning to Ethernet, thereby participating in significant infrastructure investments.
Carrier Networking
The telecommunications service provider Carrier network, which includes networks delivering voice, data, and video communication services to business, residential, and mobile customers, is now a vastly complex combination of interconnected networks.
Since the 1990s, Carrier networks globally relied upon the Synchronous Optical Network (“SONET/SDH”) as the standard network transport protocol. SONET/SDH was designed to carry only voice traffic over a fixed circuit network. Today, networks are replacing SONET/SDH with Ethernet specifically designed to carry voice, data, and video over a virtual packet-based network. This technology allows more efficient scaling in terms of services, bandwidth, and capabilities, at lower capital and operational costs.
To accelerate packet-based IP network deployment, the industry has developed standards to upgrade traditional Ethernet to “Carrier Ethernet.” Effectively, it is an adaptation of Ethernet to provide similar service, synchronization, and security functions traditionally provided by SONET/SDH. As Carrier Ethernet standards evolve, networks based on Ethernet technology will gradually replace legacy telecommunications networks. In addition, the migration of Enterprise services into the Cloud will drive the need for Carrier Ethernet in Access networks aimed at delivering business services.
We expect the pace of growth in bandwidth demand and the deployment of revenue-generating support services to accelerate well into the future. This prompts Carrier and Enterprise network evolution in two notable areas: (1) the migration from wireline to wireless communication, as mobile devices quickly surpass wired computers for consumer use, particularly networks for 4G/LTE deployments: and (2) the demand for high-bandwidth, reliable and secure access to SaaS will drive the migration of traditional Enterprise information technology (“IT”) networks into the Cloud. Accordingly, Carrier networks that can provide Mobile Access and Cloud Access are key areas for increased future investment. These access and edge networks, collectively called the “IP Edge”, will drive transition to Carrier Ethernet, which is still in its infancy.
Enterprise Networking
Enterprise networks include equipment deployed in businesses, offices, and homes for voice, data, and video communications. Enterprise networks range from large, complex networks for financial institutions, retailers, and other large businesses, to LANs for the home and small office. Typical categories are large Enterprise, data center switching, small-medium enterprise (“SME”), small-medium business (“SMB”) and small office/home office (“SOHO”). Networks generally include equipment such as routers, switches, wired and wireless gateways, and connect computers to servers, servers to storage systems, and LANs to public Carrier networks.
Similar to Carrier networks, Enterprise networks and data centers are evolving to provide more bandwidth, reliability, interoperability, and scalability. The advent of Cloud services constitutes another important growth trend. Cloud services will increasingly move Enterprise IT applications and data into secure hosted applications in the Cloud, where multiple locations, multiple devices, and multiple technologies can securely access those applications. Cloud services will increase the need for Enterprises and data centers to provide high-bandwidth, high-reliability networks to interconnect elements of the Cloud, collectively called “Cloud Access.” We strategically address Enterprise networking in two ways: (1) with our low-power Enterprise Ethernet switching solutions and Metro Ethernet Forum’s Carrier Ethernet 2.0 (“MEF CE 2.0”) Cloud Access solutions to provide managed and secure access to the Cloud, and (2) with our Connectivity product line to provide reliable, high-speed connectivity between computing and storage devices in large data center switches and servers.
Internet of Things
Proprietary communications and networking protocols have long dominated networking within IoT applications. With the higher bandwidth and increased networking demands in Industrial Process Control, Smart-Grid Energy Distribution, Transportation, and Automotive applications, the transition to Ethernet is manifesting here as well. Many of the capabilities that we developed for Carrier Ethernet, including resiliency, high availability, accurate time synchronization, low power, security, and eCloud connectivity, are key features for networks within these broad-based IoT applications. Now-standardized and common Carrier Ethernet protocols are replacing proprietary solutions. Similar to the Carrier networks, this transition is just beginning, and will occur over many years.
Because of the synergies with our traditional Enterprise and Carrier markets, IoT is an obvious adjacent market for us to address since it provides us significant market expansion and growth opportunities.

Strategy
Our goal is to be a leading supplier of high-performance ICs for the global communications infrastructure markets, primarily for IP Edge Carrier networking, Enterprise networking, and IoT. To attain this goal, we are executing the following strategy:

Target Large and Growing Markets
We target high-growth areas in the communications infrastructure market to provide solutions that perform common networking functions required by the most widely deployed networking equipment.
Overall, we estimate the served addressable market for our IC solutions to approach $2.0 billion by 2017 with a compound annual growth rate (“CAGR”) of approximately 14%.
We have focused our research and development (“R&D”) on three large networking markets that are at the beginning of a major investment cycle. By identifying technology disruptions and solving specific customer problems, we leverage market transitions to increase our market share.
One market that we target is the IP Edge segment of the global Carrier networking market. This segment is expected to grow rapidly due to the deployment of the new wired and wireless applications in Mobile Access and its associated bandwidth growth, as well as the increased adoption of Cloud-based IT services for Cloud Access. Industry analysts project both Mobile Access and Cloud Access to grow significantly faster than the overall Carrier networking market, which is expected to grow annually by 7% to 9%.
Based on industry market projections and internal estimates, we expect our new portfolio of low-power, Carrier Ethernet switch engine and physical layer (“PHY”) products, and our other products currently in development, to address an IC market within the IP Edge of $612 million by 2017 with a five year CAGR of 20%.
We also serve the Enterprise networking market. It is driven by the rapid transition to Gigabit Ethernet and 10 Gigabit Ethernet, convergence of data center protocols to Ethernet, and government initiatives worldwide to reduce power consumption in networking equipment. Our new managed Enterprise switch and PHY products introduced as of 2011, as well as our devices currently in development, address substantially larger segments of the Enterprise networking market than our prior generation of products. Based on industry market projections and our internal market growth estimates, we expect the addressable market for our products in this segment will approach $450 million by 2017 with a CAGR of 8%.
Finally, as it transitions to use Ethernet-based networking, IoT is an additional market opportunity for Vitesse. Many of our existing products provide ideal solutions within this market segment. We expect IoT to increase our addressable IC market by nearly $100 million within three years, with a five year CAGR of 11%.
In addition to our switching and PHY products developed specifically for Carrier, Enterprise, and Industrial applications, we have developed a number of products that address high-speed signaling and connectivity issues in a broad variety of systems. As bandwidth requirements continue to accelerate, more systems require solutions for high-speed signal integrity problems within and between high-capacity computing and communications systems. Our products address a need to transport signals at ever increasing speeds across fiber, cable, and copper backplane applications. We estimate the addressable market for our devices to be on the order of $292 million by 2017.
New products in development for adjacent market segments are the majority of the remaining portion of the $2.0 billion addressable market for our IC solutions.
Focus on Networks in Transition
Globally, networks are undergoing a massive transition. For most networks, this means a migration to packet-based Ethernet technology. Ethernet is the dominant networking technology for today’s IP traffic in both Carrier and Enterprise networks, and is now starting to proliferate to other networking applications.

Carrier Networks
Mobile Access: With the explosion of data and video traffic from smartphones and tablet devices for both personal and business use, and the introduction of 4G/LTE networks worldwide, Mobile Access dominates the IP Edge. These networks demand Ethernet technologies that enable the delivery of differentiated services, rather than just connectivity. They also deploy a completely new architecture that requires very sophisticated packet-processing technology, Quality-of-Service (“QoS”), and highly accurate synchronization technology. Networks will become more distributed, with small cell base stations and backhaul being the primary growth drivers. Our new Ethernet switch engines, based on our Vitesse Service Aware Architecture™ (“ViSAA™”), provide better packet processing capability than complex and expensive network processors, at half the solution cost and much lower power. We also have best-in-class solutions to address the Mobile Access network timing with our VeriTime™ IEEE1588 (“1588”) packet-based timing technology integrated in our SynchroPHY™ 1 Gbps, 10 Gbps, and 10 Gbps Optical Transport Network (“OTN” ) PHY products, as well as switch-based timing solutions. VeriTime is the only solution in the market today that can meet the stringent requirements of next-generation TD-LTE and LTE-Advanced mobile networks, as well as the new timing class requirements currently being standardized by the ITU-T. In 2013, to address the increasing need for security across all networks, we introduced products with Intellisec technology, a patent-pending, flow-based universal encryption solution based on the IEEE802.1AE MACsec standard. Our 1Gbps and 10GGbps PHY solutions, that combine both VeriTime™ and Intellisec, are the only merchant silicon products available today, that can encrypt without compromising timing accuracy.
Cloud Access: As businesses migrate to Cloud-based processing and storage capabilities to reduce operational expenses, they require high-bandwidth, reliable, and secure access to private and public Cloud networks. Carriers increasingly enable Cloud Access for businesses by selling Carrier Ethernet business services. Our Carrier Ethernet switch engines, based on ViSAA, enable the Carrier Access network to deliver new high-bandwidth, reliable and secure Ethernet-based services optimized for access to Cloud services. In 2012, we introduced our first Serval™ switch engine, which we believe is ideally suited to complete the MEF CE 2.0 features required for Ethernet Business Service deployment within a very low-cost and low power solution. Since the introduction of the Serval switch engine, we have achieved multiple design wins for Business Services and Cloud Access products, including design wins with a major Tier-1 OEM. We have since announced next-generation Serval-2™ and Jaguar-2™ switch engines that provide higher density and bandwidth, and have even more enhanced features for this market.
Enterprise Networks
Cloud-managed Enterprise networking, security, and storage solutions are a new and fast growing business segment as businesses migrate toward Enterprise Cloud services. We provide Gigabit Ethernet switches that are feature- and power-optimized specifically for Cloud-based management and services, with one of the leading Enterprise Cloud managed switch OEMs having adopted our solutions.
As Enterprise networks become distributed within the Cloud, security becomes an increasingly difficult challenge. In 2013, we introduced a complete portfolio of 1 Gbps and 10 Gbps PHY ICs with integrated 128-bit and 256-bit strong advanced encryption standard (“AES”) technology, together with our patent-pending Intellisec™ flow-based solutions. These new ICs can equip industry-standard Enterprise edge routers with strong AES technology, while preserving their ability to interface to any standard service provider network, without the service provider network needing to know that the traffic is encrypted. We are the only provider of this type of solution. We anticipate that a Tier-1 OEM will deploy Intellisec within service provider networks in 2014.
Enterprise networks are transitioning from Fast Ethernet desktops and network attachments to Gigabit Ethernet and 10 Gigabit Ethernet with highly integrated, low-power designs. The need to deploy “Green Networks” resulted in the Energy Efficient Ethernet (“EEE”) standard that significantly reduces power consumption in Ethernet networks. We are a leading provider of EEE-compliant PHY and switching products for Enterprise and Consumer networks.

Internet of Things
Networks for Industrial Process Control, Smart-Grid Energy Distribution, Transportation, and Automotive applications are all undergoing rapid and massive transformation. All machines are becoming intelligent, and require network connectivity. Increasingly, this is accomplished with Ethernet technology. We deliver low-power, high-availability, secure switch and PHY solutions with deterministic features into this emerging market. We have already started to accumulate design wins in IoT network equipment.

Carrier, Enterprise, and Data Center Networks
In both the Carrier and Enterprise markets, and in some closely adjacent markets, data bandwidth is increasing exponentially. We develop products to solve high-speed signaling issues arising from ever-increasing signal speeds over copper traces on boards, across connectors, backplanes, and copper cables, as well as optical fiber, particularly at speeds of 10 Gigabit and above. Our EQNOX™ family of signal conditioning products reduces the cost of transmission by allowing signals to travel farther, faster and error-free over copper and fiber.

Develop and Leverage Differentiating Technology in Market Leading Products
We use our 30 years of design expertise and considerable systems and networking knowledge to introduce innovative products that solve both general industry needs, as well as our customers’ design challenges.
Unique technologies embedded in Vitesse silicon, software, and IP solutions are targeted at our customers’ most difficult challenges: service delivery, synchronization, and security. They are known in the industry as:

•
ViSAA: As the industry’s only silicon-based implementation to provide Ethernet services sold by Carriers to their Enterprise customers, ViSAA enables equipment capabilities such as on-demand service creation, remote monitoring and trouble shooting, at lower power and cost and higher performance than competitive solutions.

•
VeriTime: The industry’s only all digital hardware-based implementation of 1588 time stamping in Ethernet switch and PHY silicon. 1588 is forecasted to be the industry’s most widely adopted standard for providing synchronization and timing for 4G/LTE networks.

•
Intellisec: A patent-pending, flow-based encryption solution for transporting confidential communications over Ethernet networks, Intellisec implements the IEEE 802.1AE MACsec standard in a simple, scalable, low power, and easy-to-upgrade implementation. Intellisec is unique in the industry in its ability to encrypt traffic without compromising timing accuracy.

Our advanced technology and IP developments will seek to exploit major technology trends and disruptions within networking equipment including:

•
A dramatic shift towards IP “packet networking” from “circuit networking” in Carrier networks, requiring deployment of new systems based on Ethernet technologies, rather than the older SONET/SDH technologies. This shift will provide high-growth opportunities for silicon solutions that address new systems developed with Carrier Ethernet technologies in networks.

•
Growing demand for higher bandwidth and higher capacity networks, particularly for mobile applications. The Mobile Access market is undergoing a major technology disruption as existing networks are unable to accommodate the rising growth in mobile traffic. Our revolutionary new low-power switch engines address power-constrained deployments such as small cell and pico-cell implementations for Mobile Access networks, as well as Ethernet Access Devices (“EADs”) for Cloud Access networks. Our switch engines are typically half the cost and require much lower power compared to competitive solutions based on network processors or Field Programmable Gate Arrays (“FPGAs”).

•
Increasing requirements for synchronization in all types of networks, particularly Mobile Access and IoT. The migration to packet-based networks prompted development of new timing synchronization techniques to satisfy the demands of Mobile Access, especially for 4G/LTE and LTE-Advanced deployments. Industrial Process Control, Smart-Grid Energy Distribution, Transportation, and Automotive networks also require highly accurate time synchronization, particularly for factory automation. Our patented VeriTime technology provides innovative and unique timing features in both our Carrier Ethernet switch engines and SynchroPHY products.

•
Increasing requirements for security in all types of networks. Securing information, computing infrastructure and the networks connecting them has come to the forefront of discussion with almost daily reports about malware, identity theft, intellectual property theft, and denial-of-service attacks on commercial and government cyber infrastructure. Our Intellisec flow-based solutions offer strong AES technology for network-wide security directly at the Ethernet layer.

•
A move to systems solutions from IC solutions. In some IP Edge systems including EADs for Cloud services, cell-site gateways and managed Enterprise switch solutions, our ICs and systems software integrate a majority of the system functions. We provide turnkey solutions for our customers to enable much faster time-to-market than through in-house developments. Our proven systems-level software plays a key role in creating this competitive advantage.

•
A move towards “Green Networking” to reduce power dissipation in Carrier and Enterprise network elements. We continue to lead the industry in deploying low-power switch engines, like those based on our ViSAA technology, power-saving techniques for networking, and keep at the forefront of the EEE standardization effort. We were the first to introduce low-power EcoEthernet™ Copper PHY technology, also known as ActiPHY™ and PerfectReach™, which reduces power dissipation by more than 80% compared with traditional devices.

•
A trend to higher speeds requiring solutions for signal integrity challenges. We provide world-class Connectivity solutions for a broad variety of applications from 100 Mbps to 100 Gbps. Our high-performance, mixed-signal, CMOS technology provides superior signaling capabilities at the lowest power and cost.

•
The need for companies to buy or license intellectual property rather than developing it internally. In several markets, we leverage our key technology advantages and technology cores into licensing opportunities with third parties for use in adjacent or similar markets to Carrier and Enterprise networking equipment that do not directly compete with our customer base, allowing us to serve a much larger market. Over the past four years, we completed licensing arrangements with four of the top 20 semiconductor companies.

Leverage Intellectual Property
In 2008, we began to monetize our substantial intellectual property portfolio. We offer a variety of technology cores for license and design services in process technologies. To date, our primary focus has been our Gigabit Ethernet Copper PHYs and our Ethernet switch cores. In 2010, we also announced the availability of licenses for our patented enhanced Forward Error Correction (“eFEC”) technology for implementation in ASICs, Systems-On-a-Chip (“SOCs”), and FPGAs.
We anticipate future revenue from licensing our technology to systems suppliers and non-competing semiconductor suppliers. We believe our position as an innovator and low-power leader makes us a compelling supplier. In many cases, we can also leverage intellectual property licensing partnerships to accelerate our partners’ product developments and extend our process technology roadmaps.
As a leading innovator in our target markets, we continue to file domestic and foreign patents that protect our innovations. In addition for defensive purposes, we sometimes sell certain patent assets to third parties that are in a better position to prosecute and monetize these patent assets against infringing companies. We always retain licenses to these patents.

Build Customer Relationships and Partnerships
As a transition specialist we often have to be significantly ahead of market trends, and able to innovate in areas that may not be obvious today. One of our key competitive assets is a deep systems and networking understanding in many parts of our organization. This allows us to predict market trends and then innovate and develop key technologies ahead of their market need.

Our customers are savvy buyers who carefully analyze and evaluate our ability to serve them reliably with products and technology, on a continuous basis, over the long-term. A key element of our strategy is to work closely with our customers’ product managers and systems design teams, as well as business units and corporate management teams. These key relationships enable us to acquire a detailed understanding of our customers’ business and technology needs. We also discuss key trends with service providers and IT organizations around the world to spot new networking trends in their infancy. Using this knowledge, we develop solutions to address our customers’ design challenges and provide them with differentiated feature sets for their systems.
Our worldwide sales, marketing, and application support organizations work together to keep an open and ongoing dialog with our customers to highlight milestones and progress on our stated initiatives. Our sales team is responsible for servicing our Tier-1 and Tier-2 customer requirements. We rely on distributors and independent representatives for our Tier-3 customers and for order fulfillment for some Tier-1 and Tier-2 customers.

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
Our products fall into the following product lines:
Ethernet Switching Product Line
Our Ethernet Switching product line addresses Gigabit Ethernet and 10 Gigabit Ethernet applications in Carrier and Enterprise markets. This product line consists of Carrier Ethernet switch engines, Enterprise Ethernet switches, Ethernet Media Access Controllers (“MACs”), and Ethernet transceivers (“Cu PHYs”).
Carrier Ethernet Switch Engines:
Carrier networks are transitioning to packet-based IP/Ethernet technologies. Our latest generation switch engines target these applications with innovative features that enable true Carrier Ethernet networking. Our switch engines are based on ViSAA, the industry’s only silicon based implementation to provide Ethernet services sold by Carriers to their Enterprise customers. These products combine the packet processing features typically seen in network processors, together with Layer 2 and Layer 3 Ethernet switch functions, our VeriTime timing and synchronization technology, and an on-board CPU into a single chip at substantially lower cost and lower power than competing discrete and integrated solutions. With the addition of our CEServices™ applications software, our solutions meet MEF CE 2.0 requirements for both Mobile Access and Cloud Access equipment, and can dramatically cut our customers’ time-to-market. Our new products include third generation switch engine families, Jaguar-2 and Serval-2, created to address a broad range of applications in the Access and Edge of the networks, including Mobile Access equipment such as base stations, small cells, fiber and microwave wireless backhaul, and Cloud Access equipment such as EADs used for delivering business services.
Enterprise Ethernet Switches:
Our Ethernet switches target Cloud Access as well as desktop, workgroup and LAN infrastructure within SME/SMB markets and enable cost-effective migration of these systems to Gigabit Ethernet speeds. To date, we have shipped over 250 million Gigabit Ethernet ports into Enterprise applications. Our Ethernet switch products provide the advanced features required in Cloud Access with high-levels of integration, significantly reducing the physical system size, power consumption, and material cost for our customers.
Gigabit Ethernet Copper and Dual-media Transceivers (Cu PHYs):
Cu PHYs allow transmission of 10/100/1000 BASE-T data over Category 5 (“Cat5”) copper cable and fiber optic cabling. This technology is widely deployed in personal computing, home electronics, and LAN applications to Enterprise and data center applications, and more recently in Carrier networking applications. We offer a broad range of products in this category, including single, quad, and octal devices delivering a combination of low power, low cost and high integration. Our SimpliPHY™ Cu PHYs provide industry-leading low-power operation generally using power saving features such as ActiPHY, PerfectReach and EEE technology that provide energy savings of up to 80%.
SynchroPHY Gigabit Ethernet Copper and Dual-media Transceivers (Cu PHYs):
Our SynchroPHY Gigabit Ethernet PHY integrates our VeriTime technology in many different port counts and media types to fit into many different equipment types. Vitesse was first to the market with a Gigabit Ethernet PHY device that can support both IEEE standards: 1588 and Y.1731. These two standards are critical technologies for next-generation Mobile Access networks. In 2012, we reported network performance results to the Telecommunication Standardization Sector, documenting VeriTime’s < 10 ns per hop accuracy over a nine-hop 1588 Transparent Clock (TC) network, fulfilling TD-LTE and LTE-Advanced requirements in real-world tests today. Today, our latest generation PHY is a pin-compatible enhancement to our prior generation dual-media device, offering our patented Intellisec security encryption technology combined with VeriTime. These devices are unique in the industry in their ability to support encryption without compromising 1588 timing accuracy of the network.

Connectivity Product Line
Our Connectivity product line includes mixed-signal physical layer devices for connection of systems via optical fiber, copper cable, or backplanes. These devices are deployed across a very wide range of applications and markets. Connectivity product lines include PHYs, crosspoint switches, signal integrity devices, and Physical Media Devices (“PMDs”).
PHYs:
A PHY converts high-speed analog signals to low-speed digital signals in fiber optic, copper cable and backplane applications. We offer a broad line of PHY products for the Ethernet, SONET/SDH, and Fibre Channel markets at speeds ranging from 155 Mbps to 15 Gbps.
Our PHY portfolio includes the 10 Gigabit Ethernet SynchroPHY family that incorporates VeriTime technology, the industry’s most feature rich implementation of 1588 time stamping. In addition, our newest 10 Gigabit Ethernet PHY products also enable 128/256-bit encryption based on our Intellisec technology. By delivering both 1 and 10 Gigabit Ethernet PHYs incorporating both VeriTime and Intellisec, Vitesse customers can design Mobile Access and Cloud Access equipment with similar capabilities across multiple port speeds and interface types.

Crosspoint Switches:
Our crosspoint switches provide asynchronous, unblocked switching matrices from 4x4 to 144x144 with industry-leading performance up to 11 Gbps. This range of speeds and package form factors enable a wide variety of solutions for SONET/SDH, switching, blade servers and data center switches, high-density routers and HDTV video equipment.
Signal Integrity Devices:
We provide a broad portfolio of devices for generic signal integrity applications including the high-speed transmission of signals over backplanes and copper cables. These devices include repeater and re-timer ICs that support data rates from 155 Mbps to 16 Gbps for protocols, including, Gigabit Ethernet, Fibre Channel, Serial Attached SCSI, and Serial Advanced Technology Attachment. Our products are deployed in a wide variety of systems in Carrier, Enterprise, data center, and HD video applications, both within systems and connecting between systems. We incorporated many industry-leading proprietary features into our EQNOX signal integrity products such as VScope™, an integrated equalization waveform viewing technology and FlexEQ™, an adaptive equalization and electronic dispersion compensation technology (“EDC”). These technologies dramatically improve signal integrity transmission and reception for applications at 6 Gbps and above.
PMD:
A PMD is a mixed signal device that connects an electrical signal to an optical component. We offer laser drivers, transimpedance amplifiers, and post-amplifiers operating at speeds ranging from 1.25 Gbps to 14 Gbps. These products are currently used in a variety of applications from Carrier long-haul and metro networks to Enterprise Gigabit Ethernet and 10 Gigabit Ethernet networks including storage networks and systems.
Transport Processing Product Line
Our Transport Processing product line addresses the needs of Carrier network providers as they undergo a migration to new Ethernet packet-based networks that provide increased bandwidth and lower cost. Latest generation products, as well as our new products in development, target the OTN market, integrating increasing amounts of Ethernet packet processing technology. These products operate at speeds up to 10 Gbps and are targeted principally for next-generation systems in the core and metro segments of the Carrier network. Our latest generation of products includes our patented VeriTime timing and synchronization technology.
Framers/Mappers:
We offer a complete line of framers and mappers for SONET/SDH, Ethernet-over-SONET (“EoS”), and OTN applications. Our latest generation products, as well as our new products in development, integrate increasing amounts of Ethernet packet processing technology. These products operate at speeds up to 10 Gbps, and are targeted principally for next-generation systems in the core and metro segments of the Carrier networks.

We also introduced the first SynchroPHY OTN mapper/PHY with VeriTime in the market. We believe these capabilities will become important as switches and routers add OTN mapping capability to their interfaces to directly interwork with WDM Transport systems, yet also need the precise packet timing capabilities required for advanced Mobile networks.

Market Overview
We classify product revenues into three markets: (1) Carrier Networking; (2) Enterprise Networking; and (3) Non-Core. These classifications reflect the major trends in our product lines and how they map into our customer base. We also report intellectual property revenues.
Our ability to achieve sustained revenue growth depends on several factors including, increasing demand from our end markets; our ability to capture and maintain market share in growing markets; the rate at which these new markets ramp into production; and the continuing trend by systems companies to outsource the designing and manufacturing of ICs to companies such as ours.
Carrier Networking
The global telecommunications Carrier network, which includes networks delivering voice and data services, has grown dramatically into a complex combination of networks. To address the technical and operational challenges created by the explosive growth of video bandwidth demand requirements, Carriers are increasingly adopting Ethernet technology in their network, particularly for Mobile and Cloud Access.
Broadly, Ethernet technology upgraded to meet these requirements is referred to as “Carrier Ethernet.” We provide a variety of products for newly emerging Carrier Ethernet applications as well as for legacy SONET/SDH and EoS applications. Due to the complexity of the Carrier network , products sold into these applications have long design cycles typically ranging from two to four years from design start to production, and have long life cycles, typically five to 10 years or more.
These products generally include:
Carrier Networking Products

Product Line	Vitesse Solutions
Ethernet Switching	Carrier Ethernet Switch Engines
Ethernet MACs
Gigabit Ethernet Copper and Dual-Media PHYs
SynchroPHY Gigabit Ethernet Copper and Dual-Media PHYs with VeriTIme and Intellisec
Connectivity	10 Gigabit Ethernet PHYs
SynchroPHY 10 Gigabit Ethernet PHYs with VeriTime and Intellisec
EQNOX Signal Integrity Devices
Crosspoint Switches
Laser Drivers, Transimpedance Amplifiers, Post Amplifiers
Transport Processing	SynchroPHY 10G OTN Mapper/PHYs with VeriTime
10G SONET/SDH Framers/Mappers
10G EoS Framers/Mappers
Enterprise Networking
Enterprise networks generally include equipment dedicated to the communication of voice and data services within large Enterprise organizations. An Enterprise network is typically composed of one or more LANs interconnecting computer systems, including workstations and servers, as well as one or more Service Access Network (“SAN”). Increasingly, Enterprise networks also include broadband connections to Carrier networks for the broader communication of voice and data outside of the Enterprise, particularly for access to Cloud services. Enterprise networks are usually classified into groups depending on their size and complexity; large Enterprise switch and routers, data center switching, Cloud managed switches and Layer2 and Layer 3 managed Ethernet switches. The complexity of products within the Enterprise networks varies dramatically based on the market segment. Products at the “low-end” of the network, in SOHO, SME and low-end SME applications, typically have fast design cycles on the order of six to 12 months and short life cycles, on the order of three to five years. Products sold into applications at the “high-end” of Enterprise, such as Layer 2 and Layer 3 stackable switches have longer design cycles, typically one to two years from design start to production and long life cycles, typically three to seven years or more.

We provide a variety of products into Enterprise networking applications. These products generally include:
Enterprise Networking Products

Product Line	Vitesse Solutions
Switching	Ethernet Switches with integrated Cu PHYs
Stackable Ethernet Switches
Ethernet Media Access Controllers
1 Gigabit Ethernet Copper and Dual-Media PHYs
Connectivity	10 Gigabit Ethernet PHYs
EQNOX Signal Integrity Devices
Crosspoint Switches
Laser Driver, Transimpedance Amplifiers, Post Amplifiers
Non-Core
Products that do not substantially sell into the Carrier or Enterprise networking markets, or have no current or future investment, have been classified as Non-Core products. Today, these products include legacy products from our Fibre Channel storage products line, our Raid-on-Chip processor line, our network processor product line, and some of our packet-based switch fabric product line. Many of these non-core products have approached end-of-life (“EOL”) status. We have made no material R&D investments in these products in the last five years.
Customers
We market and sell our semiconductor products directly to leading OEMs and ODMs, and through third-party electronic component distributors and manufacturing service providers. Sales to distributors accounted for approximately 52.7%, 51.6% and 44.6%, of our product revenues for fiscal years 2013, 2012 and 2011, respectively. For fiscal year 2013, distributor WPG Holdings accounted for 18.1% of our product revenues. For fiscal year 2012, distributors Nu Horizons Electronics and WPG Holdings accounted for 14.6% and 11.7%, respectively, of our product revenues. For fiscal year 2011, distributor Nu Horizons Electronics and direct customer Huawei Technologies accounted for 21.9% and 10.9% respectively, of our product revenues.
Product revenues from direct customer sales were $47.9 million or 47.3% of product revenues in 2013 compared to $53.2 million or 48.4% of product revenue in 2012 and $73.6 million or 55.4% of product revenue in fiscal year 2011. Our top five OEM customers for fiscal year 2013 were Alcatel-Lucent, Cisco, Hewlett Packard, Huawei, and Tellabs. Our sales to these customers accounted for approximately 31.3% of our fiscal year 2013 net revenues. Our top five OEM customers for fiscal year 2012 were Alcatel-Lucent, Cisco, Ciena, Huawei Technologies, and ZTE. Our sales to these customers accounted for approximately 27.5% of our fiscal year 2012 net revenues. Our top five OEM customers for fiscal year 2011 were Alcatel-Lucent, Cisco, Huawei Technologies, Tellabs, and ZTE. Our sales to these customers accounted for approximately 28.6% of our fiscal year 2011 net revenues.

Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenue, a trend we expect to continue. On a bill-to basis, international sales constituted 72.6%, 65.2% and 63.3% of our net revenues in fiscal years 2013, 2012 and 2011, respectively. We believe a substantial portion of the products billed to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe. The “Significant Customers, Concentration of Credit Risk and Geographic Information” footnote in the accompanying consolidated financial statements provides more specific data on revenue by geographic area.
Future sales of our technology products will be based on, among other elements, continued expansion of our product line; the acceptance of our products; our customer service levels; expansion into additional domestic and international markets; and our ability to maintain a competitive position against other technology providers.
Manufacturing and Operations
Wafer Fabrication
Our products make use of the state-of-the-art complementary-symmetry metal-oxide-semiconductor (“CMOS”) technology and other semiconductor technologies, such as silicon-germanium (“SiGe”). As a fabless semiconductor company, wafer fabrication for our products is outsourced to third-party silicon wafer foundries, primarily Taiwan Semiconductor Manufacturing

Corporation (“TSMC”), and to a lesser extent, GlobalFoundries, IBM, and TowerJazz Semiconductor. This outsourcing eliminates the high costs of owning, operating and upgrading fabrication facilities, and focuses our resources on design and test applications, where we believe we have greater competitive advantages.
Probe, Assembly and Final Test
The highest complexity wafers pass through wafer sort to determine which of the die on the wafer meet functional and performance specifications. This step in the manufacturing process determines the yield of good die per wafer versus the scrap of non-functioning die.
Approved probed die are assembled into packages by our outsourced IC packaging subcontractors. Following assembly, packaged products go through final testing in packaged form to ensure that they meet all functional, performance and quality requirements. This step in the process determines the final yield.
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

Engineering, Research and Development
Continually evolving industry standards, rapid advancements in process technologies, and increasing levels of functional integration characterize the market for our products. We believe that our future success will depend largely on our ability to continue improving our products and our process technologies, to develop new technologies and to adopt emerging industry standards.
Vitesse has a dedicated engineering team who integrates industry standards development, technology changes, and the product directions of our customers, in an effort to provide forward-looking guidance to the development teams in the form of a product roadmap. We work closely with our customers to co-specify and/or co-develop products. We refer to these early adoption customers as alpha-site customers. Occasionally, our agreements with alpha-site customers will include non-recurring development charges (“NREs”) and/or product purchase commitments.
We expend considerable design effort to increase speed and complexity while reducing the power dissipation of our products, and to create new, value-added features and functionality. We continue to develop common intellectual property cores and standard blocks that can be reused in multiple products, thereby reducing design cycle time and increasing first-time design correctness.
We have significant research, engineering, and product development resources located in two design centers in the United States, combined with four international design centers in Asia and Europe. To capitalize on software capability, co-locate development with customers, and continue to focus on our development organization, while improving profitability, we have expanded our capabilities in low-cost regions such as Taiwan and India.

Sales and Customer Support
Due to the significant engineering effort required in the sale of high-performance ICs, we provide our customers with both field engineering and application engineering support prior to the sale. These support services are utilized in the sales process to educate customers and close design wins. Common for our industry, our sales cycle is typically lengthy, often six to 12 months or more, and requires the continued participation of salespeople, field engineers, application engineers, and senior management.
The steps in our typical product sales cycle are as follows:
Design Opportunity Phase

•	Chief Technology Officer and technical marketing engagement with the respective peers at our customer.

•	Field applications engineers work with the customer to design our products into their systems.

•	Evaluation boards and/or evaluation systems are utilized to demonstrate product capabilities and performance to the customer.

•	Product samples are provided to the customer and our field applications engineers assist in bringing the product to a working-level in the customer’s lab.

•	The customer performs extensive lab testing to determine the viability and performance of our product in addressing their needs and specifications.

Design Win Phase

•
We use multiple elements to determine a design win. These might include firm commitment from a customer’s engineering and/or purchasing organizations, pre-production orders, or other indications that the customer selected us over our competitors for use in their system application. In most cases, we are the sole-source supplier to our customers, and typically cannot be easily replaced once we have secured a design win and it goes into production.

•	We support the customer with technical support as they go through system-level qualification and testing. This support typically includes hardware and software development support.

Production Phase

•
Once the customer has completed system development and qualification efforts, they may move their product into the production phase. For those design wins which move to production, it typically takes our customer from six to 24 months to go from design win to production.

•
Once the product is in production, the customer is provided a standard product warranty and minimal additional sales support. Our products are generally warranted against defects in materials and workmanship for a period of one year.

Our sales is headquartered in Camarillo, California. We have additional sales and field application support offices in the United States, Canada, China, Europe, India, and Taiwan.

Intellectual Property
As of September 30, 2013, we held 84 United States patents, 19 foreign patents, as well as 22 patent applications pending in the United States and 28 foreign applications pending. Our intellectual property strategy involves filing additional patent applications in our strategic focus markets on a regular basis. We also generally enter into confidentiality agreements with our employees, consultants and business partners, and typically control access to and distribution of our proprietary information. Despite these precautions, it is possible that competitors or other unauthorized third-parties may obtain and copy, use or disclose our technologies and processes, develop similar technology independently, or design around our patents. As such, any rights granted under our patents may not provide us with meaningful protection. In addition, we may not be able to successfully enforce our patents against infringing products in every jurisdiction. See “Risk Factors” under Item 1A of this Report for further discussion of the risks associated with patents and intellectual property.

Competition
The markets for our products are highly competitive and subject to rapid advancement in design technology, wafer manufacturing techniques and alternative networking technologies. We must identify and capture future market opportunities by developing and deploying value-added products to offset the fast price erosion that characterizes our industry.
We compete for market share based on our customers’ selection of our components over our competitors during the design phase of their systems. In addition, many of our large customers have their own internal design teams, which we also compete against when our customers consider a “make vs. buy” decision. Our ability to compete is dependent on the needs of our customers, how well our products address those needs, our corporate relationships, and a variety of other factors.

Competition is particularly strong in the market for communication ICs, partially due to the market’s historical growth rate, which attracts larger competitors, and also to the number of smaller companies focused on this area. The trend in the industry has been, and continues to be, to outsource more designs to companies such as ours. While we expect this trend to continue, we view internal design efforts by our customers as a significant competitive threat. Larger competitors in our market have acquired both mature and early-stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new design wins that we may have otherwise won.
In the communications networking market, which includes our Carrier and Enterprise networking markets, our competitors include Applied Micro Circuit, Broadcom, Cortina Systems, Marvell Technology Group, and PMC-Sierra. In the signal integrity market, our competitors include Maxim Integrated Products, Semtech, and Texas Instruments. Over the next few years, we expect additional competitors, some of whom may have greater financial and other resources than we have, to enter the market with new products. In addition, we are aware of smaller, privately-held companies that focus on specific subsets within our range of products. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.

Cyclicality
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving technical standards, short product life cycles, and wide fluctuations in product supply and demand. These factors and others, together with changes in general economic conditions, cause significant upturns and downturns in the industry and within our business. In addition, our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, such as demand for network infrastructure equipment, the timing of receipt, reduction or cancellation of significant orders, fluctuations in the levels of component inventories held by our customers and distribution partners, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to develop, introduce, and market new products and technologies on a timely basis, the availability and cost of products from our suppliers, new product and technology introductions by competitors, intellectual property disputes and the timing and extent of product development costs.

Backlog
Our sales are made primarily pursuant to standard purchase orders for delivery of products. Product quantities to be delivered and delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, our backlog, as of any particular date, is not necessarily representative of actual sales for any succeeding period. We, therefore, do not believe that backlog alone is a reliable indicator of future revenue levels.
We generally use the “sell-through” model of accounting when using our distribution network. The “sell-through” model recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. By using the sell-through methodology, we may have variability in our revenue from quarter-to-quarter as customers have substantial flexibility to reschedule backlog with most of our distribution partners as part of the terms and conditions of sale.

Environmental Management
We monitor the environmental impact of our products. Environmental concerns bring increased attention to the need for lead-free solutions in electronic components and systems within the semiconductor industry. Many companies are moving toward compliance with the Restriction of Hazardous Substances Directive (“RoHS”), the European legislation that restricts the use of a number of substances, including lead, effective July 2006. We believe that our products are compliant with the RoHS directive. Additionally, some of our subcontractors may be required to register processing materials as required by Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) European Union Regulation, EC/2006/1907.
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

Employees
As of October 31, 2013, we had 331 employees worldwide, including 171 in R&D. The balance of employees are listed in population size order: operations, marketing and sales, and finance and administration. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced a work stoppage. We believe our employee relations are good.

Available Information
We file annual, quarterly and special reports, as well as proxy statements and other information, with the Securities Exchange Commission (“SEC”). Any document that we file with the SEC may be read or copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. Our SEC filings are also available at the SEC’s website at www.sec.gov, and through our website, free of charge, at www.vitesse.com. Copies of such documents maybe requested by contacting our investor relations department at 805-388-3700 or sending an e-mail through the Investor Relations page on our website. The information on our website is not incorporated by reference into and is not made a part of this report.

ITEM 1A. RISK FACTORS
You should carefully consider the risks described below before investing in our securities. We organize our risks into the following categories:

•	Risks Relating to Our Business; and

•	Risks Relating to an Investment in Our Common Stock or Debt.
Risks Relating to Our Business
We have experienced losses from operations and may experience future losses from operations.
For the year ended September 30, 2013, we had a net loss of $22.1 million. Due to general economic conditions and slowdowns in purchases of networking equipment, it continues to be difficult for us to predict the purchasing activities of our customers. We expect that our operating results will fluctuate substantially in the future and we may experience future losses from operations. In order to achieve and sustain profitability, we must achieve a combination of substantial revenue growth and/or a reduction in operating expenses.
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

•	Fluctuations in demand for network infrastructure equipment;

•	The timing of receipt, reduction or cancellation of significant orders and shipments;

•	Fluctuations in the levels of component inventories held by our customers and distribution partners;

•	The gain or loss of significant customers;

•	Significant changes in the type and mix of products being sold;

•	Increased competition from current and future competitors;

•	Market acceptance of our products and our customers products;

•	Our ability to develop, introduce and market new products and technologies on a timely basis;

•	The availability and cost of products from our suppliers;

•	Reductions in the selling prices of our products;

•	Design changes to our products made by our customers;

•	New product and technology introductions by competitors;

•	Failure by third-party foundries and other subcontractors to manufacture, assemble, test and ship products on time;

•	Changes in third-party foundries’ and other subcontractors’ manufacturing capacity, utilization of their capacity and manufacturing yields;

•	Intellectual property disputes; and

•	The timing and extent of product development costs.
Our operating results may be adversely impacted by economic conditions and uncertainties in the markets we address, including the cyclical nature of and volatility in the semiconductor industry. As a result, the market price of our common stock may decline.
We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time-to-time, the semiconductor industry has experienced significant and extended downturns. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenues and in our results of operations. Any downturns in the semiconductor industry may be severe and prolonged and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenues and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints which may affect our ability to manufacture and ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.
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
A portion of our sales is realized through independent resellers and distributors that are not under our control. For the year ended September 30, 2013, 52.7% of our product revenues were through these entities. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline.

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
Further, we generally use the sell-through accounting policy model which recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the sell-through methodology, we may have variability in our revenue from quarter-to-quarter as customers have substantial flexibility to reschedule backlog with most of our distribution partners as part of their terms and conditions of sale.
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
Sales to customers located outside the United States account for a significant percentage of our revenues. International sales constituted 72.6%, 65.2% and 63.3% of our net revenue in fiscal years 2013, 2012 and 2011, respectively. Development and customer support operations located outside the United States have historically accounted for a significant percentage of our operating expenses, and we anticipate that such operations will continue to account for a significant percentage of our expenses. International sales and operations involve a variety of risks and uncertainties, including risks related to:

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

•	Work with our wafer foundry, assembly, and probe and test subcontractors to achieve high manufacturing yields;

•	Convince leading communications equipment manufacturers to select these products; and

•	Gain market acceptance of our products and our customers’ products.
We may not have sufficient resources to make the substantial investment in R&D in order to develop and bring to market new and enhanced products or to improve and further develop the software content included in our products or their compatibility with systems in which our products integrate. Furthermore, we are required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We may be unable to timely develop and introduce new or enhanced products, our products may not satisfy customer requirements or achieve market acceptance, or we may be unable to anticipate new industry standards and technological changes. We also may not be able to respond successfully to new product announcements and introductions by competitors.
There can be no assurance that we will be successful in developing and marketing these new or other future products. Our inability to develop and introduce new products successfully and in a timely manner could negatively affect our business and results of operations.
Demand for our products is dependent on demand for our customers’ products.
Our success will also depend on the ability of our customers to successfully develop new products and enhance existing products for the Carrier and Enterprise networking markets. These markets may not develop in the manner or in the time periods that our customers anticipate. If they do not, or if our customers’ products do not gain widespread acceptance in these markets, our revenues and operating results may be materially and adversely affected.
Failure to accurately forecast market and customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results or operating efficiencies.
Product introductions as well as plans for future products are based on our expectations regarding market demand and direction. If our expectations regarding market demand and direction are incorrect, the rate of development or acceptance of our current and next-generation solutions do not meet market demand and customer expectation, the sales of our legacy or current Carrier and Enterprise networking products decline more rapidly than we anticipate, or if the rate of decline continues to exceed the rate of growth of our new products, our revenues and operating results could be materially and adversely affected.
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
We focus our sales efforts on a small number of customers in the Carrier and Enterprise networking markets that require high-performance ICs. We intend to continue doing so in the future. Some of these customers are also our competitors. If any of our major customers were to delay orders of our products or stop buying our products, our business and financial condition would be severely affected. Additionally, if any of our customers are impacted by consolidation, experience financial difficulty, or are impacted by adverse economic conditions that would delay networking infrastructure upgrades, build-outs or new installations, we could experience increased competition for our products and downward pressure on the pricing of our products.
We depend on third-party wafer foundries and other suppliers and subcontract manufacturers to manufacture and test substantially all of our current products and any delays in materials or packaging, availability of manufacturing capacity, or failure to meet quality control requirements could have material adverse effects on our customer relationships, revenues and cash flows.
Wafer fabrication for our products is outsourced to third-party silicon wafer foundry subcontractors, primarily TSMC and, to a lesser extent, GlobalFoundries, IBM, and TowerJazz Semiconductor. We depend on these third-party wafer foundries to allocate a portion of their manufacturing capacity sufficient to meet our needs and to produce wafers of acceptable quality in a timely manner. There are significant risks associated with our reliance on third-party foundries, including:

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
A significant portion of the manufacturing operations required for our products are located in Asia. These areas are subject to natural disasters including earthquakes, tsunamis and floods such as the earthquake and tsunami that occurred in Japan and the floods that occurred in Thailand that disrupted the global supply chain for components manufactured in those countries. A significant natural disaster or other catastrophic event could significantly disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery or substantial shortage of wafers and possibly in higher wafer prices. Any supply disruption or business interruption could materially and adversely affect our business, financial condition and results of operations.
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
The markets for our products are intensely competitive and subject to rapid technological advancement in design technology, wafer manufacturing techniques and alternative networking technologies. Our competitors have increasingly frequent opportunities to supplant our products in next-generation systems because of shortened product life and design cycles in many of our customers’ products. Our customers may substitute use of our products in their next-generation equipment with those of current or future competitors. Our customers may choose to internally design and develop products for themselves.
In the communications market, which includes our Carrier and Enterprise network markets, competitors include Applied Micro Circuit, Broadcom, Cortina Systems, Marvell Technology Group, and PMC-Sierra. In the signal integrity market, our competitors include Maxim Integrated Products, Semtech, and Texas Instruments. Larger competitors in our market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that we might have otherwise won. In addition, we are aware of smaller privately-

held companies that focus on specific portions of our range of products. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources than we have, to enter the market with new products. These companies, individually and collectively, represent future competition during the design stage and in subsequent product sales.
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
We are subject to a variety of federal, state, local and country-specific environmental regulations relating to the use, storage, discharge, and disposal of toxic, volatile and other hazardous chemicals used in our design process. In some circumstances, these regulations may require us to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including the potential liabilities associated with chemicals used in our design process. If we fail to comply with these regulations, we could be subject to fines or be required to suspend or cease our operations. In addition, these regulations may restrict our ability to expand operations at our present locations in the United States and worldwide or require us to incur significant compliance related expenses.
Laws and regulations have been enacted in several jurisdictions in which we sell our products, including various European Union (“EU”), member countries. For example, the RoHS directive, an EU regulation, restricts the use of certain hazardous substances, including lead, used in the construction of component parts of electrical and electronic equipment. We believe that our products comply with the RoHS directive; however, if we fail to comply with these regulations in the future we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We may incur increased manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements this directive, but we cannot currently estimate the extent of such increased costs or production delays, if any. To the extent that any such cost increases or delays are substantial, our operating results could be materially adversely affected. Also, we are aware that lead times for new, compliant components are longer and that older, non-compliant components are being discontinued at a fast pace. We or our customers may be impacted by shortages if parts that comply with the RoHS directive are not available.
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
We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants and business partners, and control access to, and distribution of our proprietary information. As of September 30, 2013, we held 84 United States patents and 19 foreign patents, as well as 22 patent applications pending in the United States and 28 foreign applications pending for various aspects of design and process innovations.
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
Further, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. It may be possible for a third-party, including our licensees, to misappropriate our copyrighted material or trademarks. It is possible that existing or future patents may be challenged, invalidated or circumvented and effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in foreign countries. It may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive and the outcome often is not predictable. As a result, despite our efforts and expenses, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business. In addition, practicality also limits our assertion of intellectual property rights. Patent litigation is expensive and its results are often unpredictable. Assertion of intellectual property rights often results in counterclaims for perceived violations of the defendant’s intellectual property rights and/or antitrust claims. Certain parties, after receipt of an assertion of infringement will cut off all commercial relationships with the party making the assertion, thus making assertions against suppliers, customers, and key business partners risky. If we forgo making such claims, we may run the risk of creating legal and equitable defenses for an infringer.
Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Open source software is made available under licenses that impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work if the license is terminated.
We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and loss of our proprietary rights.
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. As is common in the industry, from time-to-time, third parties have asserted patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business and have demanded that we license their patents and technology. To date, we have not believed it necessary to license any of the rights referred to in such claims. We expect, however, that we will continue to receive such claims in the future, and any litigation to determine their validity, regardless of our merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We also may be required to defend and indemnify customers against claims of infringement of third-party intellectual property rights, which could result in significant expense. Our recent efforts to license our intellectual property to third-parties may also increase the potential for others to initiate claims against us. We cannot assure that we would prevail in such disputes given the complex technical issues and inherent uncertainties in intellectual property litigation. The resolution or compromise of any litigation or other legal process to enforce such alleged third-party rights, including claims arising through our contractual indemnification of our customers, or claims challenging the validity of our patents, regardless of its merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. If such litigation were to result in an adverse ruling we could be required to:

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
As of November 7, 2013, we had outstanding $17.2 million in original principal of our senior term loans (the “Term A Loan” and “Term B Loan”) with certain lenders for which Whitebox VSC, Ltd. serves as agent, and $32.8 million of our 8.0% Convertible Second Lien Debentures Due 2014 (the “2014 Debentures”). Our Term A Loan and Term B Loan bear interest at a fixed rate of 9.0% per annum, payable quarterly in arrears, and have a maturity date of August 31, 2016, and our 2014 Debentures bear interest at a fixed rate of 8.0% per annum, payable semi-annually in arrears, and have a maturity date of October 30, 2014. We intend to use our existing cash to repay our 2014 Debentures on or before their maturity in October 2014, which will achieve our objective of reducing our outstanding indebtedness but will also reduce our cash balances. While we believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations for at least the next 12 months after repayment of the 2014 Debentures, this ultimately may not be the case. If we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.
Early repayment of our 2014 Debentures may result in significant interest expense.
Our 2014 Debentures mature on October 30, 2014. Although we do not have a contractual right to retire our 2014 Debentures early, we will continue to consider opportunistically repurchasing all or a portion of our 2014 Debentures prior to their scheduled maturity by repurchasing the debentures at a premium to the outstanding principal amount of the debentures. Our repurchase of 2014 Debentures at a premium will result in increased interest expense in the periods during which the repurchases occur. In November 2013, we repurchased $13.7 million of our 2014 Debentures at a premium of 7.0% resulting in increased interest expense of $1.6 million in the first quarter of fiscal 2014. If the remaining $32.8 million of 2014 Debentures outstanding after the November 2013 repurchase were to be repurchased at a premium of 5.0%, there would be interest expense of $3.3 million.
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
The loan agreement governing our Term A Loan and Term B Loan and the indenture governing our 2014 Debentures contain financial and other covenants that may limit our ability to, or prevent us from, taking certain actions that we believe are in the best interests of our business and our stockholders. For example, the loan agreement and the indenture contain covenants that limit our ability, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our stockholder and affiliates;

•	enter into hedging agreements;

•	sell assets;

•	maintain less than $8.0 million of unrestricted cash;

•	allow consolidated revenue for any fiscal quarter to be less than $10.0 million; and

•	acquire the assets of, or merge or consolidate with, other companies.
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
Our stockholders will experience significant dilution in connection with the conversion of our 2014 Debentures and our Term B Loan.
As of November 7, 2013, we had outstanding $32.8 million of 2014 Debentures and $9.3 million of Term B Loan, which indebtedness is convertible into shares of our common stock at a price of $4.50 per share and $4.95 per share, respectively. Full conversion of the currently outstanding 2014 Debentures and Term B Loan would result in the issuance of 9,185,606 shares of common stock. The conversion of our 2014 Debentures and Term B Loan could have a significant dilutive impact on the ownership rights of our stockholders.
The holders of our 2014 Debentures can convert their debt into common stock and own a significant percentage of our voting securities, which would give these holders significant influence over us and enable them to act in a manner with which other stockholders may disagree or that is not necessarily in the interests of other stockholders.
As of November 7, 2013, we had outstanding $32.8 million of 2014 Debentures convertible at a price of $4.50 per share into an aggregate of 7,298,372 shares of our common stock. If all of the 2014 Debentures converted into common stock, those shares would represent 12.7% of our outstanding common stock as of November 7, 2013. Some of the holders of our 2014 Debentures also may hold shares of our common stock. If the holders of our 2014 Debentures convert their debt into common stock, they would own a significant percentage of our voting securities and would have significant influence over all matters submitted to the stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. These security holders may have interests that are different from our other stockholders. For example, the holders of the 2014 Debentures may support proposals and actions with which other stockholders may disagree or which are not in their interests. In addition, their combined ownership of common stock and 2014 Debentures could motivate them to support a sale of Vitesse at a price that is not attractive to many other stockholders. Furthermore, the concentration of ownership could delay or prevent a change in control of Vitesse or otherwise discourage a potential acquirer from attempting to obtain control of Vitesse, which in turn could reduce the price of our common stock.
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

Our ability to use our net operating losses (“NOLs”) and other tax attributes to offset future taxable income is limited and could be limited further by an ownership change and/or decisions by California and other states to suspend the use of NOLs.
We have significant NOLs and R&D tax credits available to offset our future United States federal and state taxable income. Our ability to utilize our NOLs and other tax attributes are subject to significant limitations under Section 382 of the Internal Revenue Code (and applicable state law) resulting from ownership changes and may in the future be subject to additional limitations under Section 382 if we undergo further ownership changes. Section 382 imposes an annual limitation (based upon our value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income a corporation may offset with NOLs. Section 382 also limits our ability to use R&D tax credits. In addition, if the tax basis of our assets exceeded the fair market value of our assets at the time of an ownership change, Section 382 could also limit our ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. As a result, our inability to utilize these NOLs, credits or amortization as a result of any ownership changes could adversely impact our operating results and financial condition.
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
A small number of key executive officers manage our business. Their departure could have a material adverse effect on our operations. We believe that our future success will also depend, in large part, on our continued ability to attract and retain highly-qualified technical sales and marketing personnel, design and application engineers, as well as senior management. We believe that there is, and will continue to be, intense competition for qualified personnel in the semiconductor industry as the emerging broadband wireless and wire line communications markets develop, and we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining highly-qualified manufacturing personnel, technical sales and marketing personnel, design and application engineers, as well as senior management. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could have a material effect on our ability to operate our business. We do not presently maintain key-man life insurance for any of our key executive officers.
The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future. This volatility may impair our ability to finance strategic transactions with our stock and otherwise harm our business.
Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside our control. Significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock. We have historically used equity incentive compensation as part of our overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price. In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price. Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. These and other consequences of volatility in our stock price which could be exacerbated by the recent worldwide financial crisis could have the effect of diverting management’s attention and could materially harm our business.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
Our headquarters which includes our principal R&D and sales facilities, is located in Camarillo, California and is leased pursuant to a non-cancellable operating lease with a term that expires on January 31, 2014. The total space occupied in this building is approximately 111,000 square feet. We also lease an additional 64,000 square foot facility in Camarillo (“Calle Carga”), which is leased through December 2015. We will reoccupy and build out the Calle Carga facility upon the expiration of our main Camarillo facility lease in January 2014. We also lease space in additional locations that include domestic and international offices in Austin, Milpitas, New Jersey, Massachusetts, China, Denmark, Germany, India and Taiwan. As of September 30, 2013, we lease total space of approximately 276,000 square feet. Our current space is sufficient to accommodate current operations.

ITEM 3. LEGAL PROCEEDINGS
From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2013, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the NASDAQ Global Market under the symbol “VTSS.” The table below sets forth, for the periods indicated, the high and low sales prices of our common stock on the NASDAQ Global Market.

	High	Low
Fiscal Year Ended 2013
October 1 through December 31, 2012	$2.48	$1.75
January 1 through March 31, 2013	2.36	1.84
April 1 through June 30, 2013	2.98	1.96
July 1 through September 30, 2013	3.09	2.46

	High	Low
Fiscal Year Ended 2012
October 1 through December 31, 2011	$2.95	$2.08
January 1 through March 31, 2012	4.13	2.44
April 1 through June 30, 2012	3.71	2.13
July 1 through September 30, 2012	2.75	1.91
Holders of Record
As of November 29, 2013, there were approximately 1,109 stockholders of record of our common stock, and the closing price of our common stock was $2.94 per share as reported by the NASDAQ Global Market. The number of holders of record of our common stock does not include the number of stockholders whose shares are held in nominee or “street name” accounts through brokers and other institutions.

Dividends
We have never paid cash dividends and presently intend to retain any future earnings for business development. Further, our existing loan agreements limit the payment of dividends without the consent of the lenders.

Five-Year Stock Performance Graph
The following performance graph compares the cumulative total stockholder return for our common stock with the NASDAQ Composite Index, the NASDAQ Stock Market-United States Index and the NASDAQ Electronics Components Index from market close on the last trading day in September 2008 through the last trading day in September 2013. The graph is based on the assumption that $100 was invested in each of our common stock, the NASDAQ Composite Index, the NASDAQ Stock Market-United States Index and the NASDAQ Electronics Components Index on the last trading day in September 2008. The stock price performance on this graph is not necessarily an indicator of future price performance.
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

ITEM 6. SELECTED FINANCIAL DATA
The table below sets forth selected consolidated financial data for the five years in the period ended September 30, 2013 that has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	As of and for the years ended September 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Product revenues	$101,334	$109,920	$132,742	$165,633	$154,927
Intellectual property revenues	2,439	9,563	8,225	357	13,250
Net revenues	103,773	119,483	140,967	165,990	168,177
Restructuring and impairment	—	(1,424)	3,656	854	528
Accounting remediation & reconstruction (revenue) expense & litigation costs	—	—	—	73	(9,922)
Goodwill impairment	—	—	—	—	191,418
(Loss) income from operations	(15,474)	1,635	(10,934)	4,118	(179,005)
Loss from continuing operations	(22,078)	(1,112)	(14,812)	(20,176)	(194,193)
Income from discontinued operations, net of tax	—	—	—	121	71
Net loss	(22,078)	(1,112)	(14,812)	(20,055)	(194,122)
Fair value adjustment of Preferred Stock - Series B	—	—	—	126	—
Net loss available to common stockholders	$(22,078)	$(1,112)	$(14,812)	$(20,181)	$(194,122)
Net (loss) income per share:
Basic and diluted:
Continuing operations	$(0.55)	$(0.04)	$(0.61)	$(0.96)	$(16.92)
Discontinued operations	—	—	—	0.01	0.01
Net loss per share	$(0.55)	$(0.04)	$(0.61)	$(0.95)	$(16.91)
Fair value adjustment of Preferred Stock-Series B	—	—	—	(0.01)	—
Net loss per common share available to common stockholders	$(0.55)	$(0.04)	$(0.61)	$(0.96)	$(16.91)
Weighted average shares outstanding: basic	40,311	25,121	24,315	21,074	11,478
Balance Sheet Data:
Cash and short-term investments	$68,863	$23,891	$17,318	$38,127	$57,544
Working capital	69,363	28,694	26,659	48,037	39,397
Total assets	98,961	56,616	60,994	97,529	109,273
Long-term compound embedded derivative liability	—	2,899	7,796	15,476	—
Other long-term obligations, including debt	61,157	58,947	58,107	66,824	113,162
Total stockholders’ (deficit) equity	$15,908	$(24,015)	$(28,459)	$(21,206)	$(61,273)
Fiscal Year 2013
In December 2012, we raised $17.1 million, net of offering costs of $1.6 million, from the registered public sale of 10,651,280 shares of common stock at $1.75 per share, which was a discount to the market price of our common stock.

In June 2013, we raised an additional $37.4 million, net of offering expenses of $2.8 million, from the registered public sale of 18,720,000 shares of common stock at $2.15 per share, which was a discount to the market price of our common stock.
In November 2013, we amended the credit agreement for Term A and B Loans, which amendment extended the maturity dates of the Term A Loan and Term B Loan from February 4, 2014 and October 30, 2014, respectively, to August 31, 2016, and also provides that the Term A and B Loans will bear interest at 9.0% per annum. In addition, in November 2013, we repurchased and cancelled $13.7 million of our 2014 Debentures.

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
Fiscal Year 2011
On January 18, 2011, we paid $8.0 million against the principal balance of our Senior Term Loan. On February 4, 2011, we exchanged our existing Senior Term Loan for two new term loans (Term Loan A and Term Loan B), each in the principal amount of $9.34 million. As of February 4, 2011 the net carrying amount of the Senior Term Loan was $18.7 million, which included the remaining outstanding principal of $17.0 million, and a payment-in-kind balance of $1.7 million. We recognized a $3.9 million loss on the debt exchange. Included in the loss calculation was the remaining balance of the unamortized costs of $0.6 million on the original Senior Term Loan. In July 2011, we repaid $1.5 million of the Term A Loan.
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

Overview
We are a leading supplier of high-performance ICs that are used primarily by manufacturers of networking systems for Carrier and Enterprise networking applications. We design, develop and market a diverse portfolio of high-performance, low-power and cost-competitive networking and connectivity IC solutions. For more than 30 years, we have been a leader in the adoption of new technologies in Carrier and Enterprise networking.
Both bandwidth demands and complexity, driven by the introduction of new content-rich services, the convergence of voice, video and data, and enhanced 4G/LTE mobile networks, have risen dramatically in Carrier and Enterprise networks . Media-rich devices, such as smartphones and game consoles, require increased bandwidth. New Enterprise deployment options, such as Cloud-based services and social media and telepresence, also spur demand. More recently, there is a trend for increased Ethernet deployment within networks used in Industrial and Military networking, automotive transport, and future Smart Grid applications, collectively referred to as IoT.
As a result, Carrier, Enterprise, and increasingly, IoT networks are transitioning to all-IP and packet-based Ethernet networks that can scale in terms of services, bandwidth and capability, while lowering power consumption and acquisition and operations costs. These networks are based on technology that is significantly more sophisticated, service-aware, secure and reliable than traditional Enterprise-grade Ethernet LAN technology. Such networks are built on new technology that is often referred to as “Carrier Ethernet” in Carrier networks and “Converged Enhanced Ethernet” in Enterprise networks.

Realization of Our Transition Strategy
Several years ago, we embarked on the strategic mission of re-inventing Vitesse to take advantage of the dramatic ongoing transformation of our target networking markets. Our objective is to be the leading supplier of high-performance ICs for the global communications infrastructure markets. In an effort to diversify ourselves and provide new opportunities for growth, we re-positioned our R&D teams and invested heavily to enter new markets, develop new products, and penetrate new customers.
To continue to grow our new product revenue, we must win market share in high-growth communications market segments. As with any high technology company, growth opportunities begin with new products. Over the past four years, we introduced many new “platform” products and technologies that will serve as the basis for future product development. From that effort, we began sampling the first of our “new product” portfolio in 2010. Since then, revenue from these new products has grown to over 27% of total revenues, or $28.6 million for fiscal 2013. Our new products have captured design wins at over 200 customers, including market leaders such as Alcatel-Lucent, Cisco, Ericsson, Hewlett Packard, Huawei, Juniper, Samsung, and ZTE. In 2013, we introduced the third-generation of both our switch engine and PHY products. These new products allowed us to significantly increase our served markets in both Carrier and Enterprise networking. We have become the clear choice for meeting our customers’ needs for service delivery, synchronization, security, and signal integrity.
We believe we have effectively and efficiently targeted these high-growth infrastructure markets with substantial R&D investments over the last five years. To optimize our R&D efficiency, we chose to serve large, growing, independent markets which rely increasingly on Ethernet technology: Carrier and Enterprise networks. As we are now three years into the deployment of these new products, we can see that our target markets and products were well chosen. Increasingly, we also now see opportunities for our products and technology within the IoT, where Ethernet-based networks are emerging. There is tremendous synergy and cost savings in terms of R&D effort to provide Ethernet switch and PHY products into this emerging adjacent market.
In bringing our new products to market, our customer engagements and number of design opportunities identified by our sales team have consistently increased since 2010. Early customer adoption of our new products has exceeded our goals. In 2013, design wins for our new products increased by approximately 40% from 2012. While many of these wins represented additional business at our most important customers, what we call “same-store-sales,” many others are wins at new customers, and reflect our growing market share. Because our products our highly complex, it takes our customers 12 to 36 months to go from sample availability to first customer shipment, as customers do the necessary development work to complete and qualify their systems in the network. Since it typically takes an additional 12 to 24 months to ramp into full production, we believe design wins represent a good leading indicator of future revenues.
We augment our product revenues by leveraging our substantial intellectual property portfolio to generate revenues. Our primary focus for intellectual property licensing has been our Gigabit Ethernet CuPHY and switch cores and eFEC technology. We license to non-competing third parties in adjacent or similar markets.

Our accounting policy generally uses the “sell-through” model for sales to our distributors. The “sell-through” model recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. As such, we may have variability in our revenue from quarter-to-quarter as customers have substantial flexibility to reschedule backlog with of our distribution partners as part of the terms and conditions of sale. Our distributor sales were 52.7% , 51.6% and 44.6% of product revenue in 2013, 2012 and 2011, respectively.

In the normal course of business, we regularly assess our product portfolio to ensure it aligns with our strategy. At such time, we may determine to phase-out products, or EOL. When we EOL a product, we typically provide up to six months notice for our customers to make a last-time-buy of product and six additional months to take receipt of that product. The EOL announcement can result in near-term increases in our revenues as customers typically respond to these announcements by making last-time-buys to ensure that they have adequate stock on hand to support their production forecast.
During the last three years, we accelerated our comprehensive efforts to increase our product gross margins and operating margins, which together have substantially increased our operating leverage. Our efforts in operations include reduction in materials costs and cycle times, improved product yields, implementation of programs such as lean manufacturing, and an enhanced customer-centric focus. As a fabless semiconductor company, we outsource the majority of our manufacturing. Our successful management of our supply chain has provided us with competitive materials pricing and effective lead times for the materials we purchase. We have sizable advantages due to lower fixed costs, reduced cycle times, and lower inventory resulting from our outsourcing of almost all of our wafer fabrication and assembly. During periods of strong demand, we could experience longer lead times, difficulties in obtaining capacity, and/or difficulty in meeting commitments for our required deliveries during periods of strong demand. Average margins vary widely within the markets we serve, with the Carrier networking market having the highest average margins and the Enterprise networking market having the lowest average margins. We endeavor to increase margins by providing products that have significant added value relative to our competition. In addition, we have strengthened our cash balances by reducing our inventory every fiscal year since September 30, 2010, resulting in a reduction of $16.6 million over the past three fiscal years.

We have also focused on streamlining our R&D and SG&A organizations reducing expenses almost 25.0% over the past three fiscal years. We leverage top-level consultants to help us achieve short-term design goals while ensuring we maintain our in-house engineering talent to drive our overall corporate objectives.

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

Revenue Recognition
Product Revenues
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
A substantial portion of our product sales is made through distributors under agreements allowing for pricing credits and/or right of return. Our past history with these pricing credits and/or right of return provisions prevents us from being able to reasonably estimate the final price of our inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the fixed and determinable revenue recognition criterion has not been met at the time we deliver products allowing for pricing credits or right of returns. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers.
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
Intellectual Property Revenues
We derive intellectual property revenues from the sale and licensing of our intellectual property, maintenance and support fees and royalty revenue following the sale by our licensees of products incorporating the licensed technology. We recognize revenue from the sale and licensing of our intellectual property when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured. The timing of delivery is dependent on, and varies with, the terms of each contract.
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

Inventory Valuation
Inventories are stated at lower of cost or market and consist of materials, labor, and overhead. Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method. Costs include the costs of purchased finished products, sorted wafers, and outsourced assembly and test, as well as internal overhead. We evaluate inventories for excess quantities and obsolescence. Our evaluation considers market and economic conditions; technology changes, new product introductions, and changes in strategic business direction; and requires estimates that may include elements that are uncertain. In order to state the inventory at lower of cost or market, we maintain reserves against individual stocking units. Inventory write-downs, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.
Fair Value
We use different valuation methodologies that use Level 3 inputs to value our Term A and Term B Loans, 2014 Debentures and related compound embedded derivative. The valuation methodologies we use and our assessment of the significance of a particular input to the fair value measurement may produce a fair value that may not be indicative of net realizable value or future fair values. Although we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
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
Litigation

We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved have a material adverse affect on our financial position or results or operations and accrue and/or disclose loss contingencies as appropriate.

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

	September 30,
	2013		2012		2011
	$	%	$	%	$	%
	(in thousands, except for percentages)
Net revenues:
Product revenues	$101,334	97.6%	$109,920	92.0%	$132,742	94.2%
Intellectual property revenues	2,439	2.4%	9,563	8.0%	8,225	5.8%
Net revenues	103,773	100.0%	119,483	100.0%	140,967	100.0%
Costs and expenses:
Cost of product revenues	46,763	45.1%	46,407	38.8%	53,674	38.1%
Engineering, research and development	41,927	40.4%	42,713	35.7%	52,990	37.6%
Selling, general and administrative	30,210	29.1%	29,822	25.0%	41,233	29.3%
Restructuring and impairment	—	—%	(1,424)	(1.2)%	3,656	2.6%
Amortization of intangible assets	347	0.3%	330	0.3%	348	0.2%
Costs and expenses	119,247	114.9%	117,848	98.6%	151,901	107.8%
(Loss) income from operations	(15,474)	(14.9)%	1,635	1.4%	(10,934)	(7.8)%
Other expense (income):
Interest expense, net	7,916	7.6%	7,778	6.5%	8,456	6.0%
Gain on compound embedded derivative	(803)	(0.8)%	(4,897)	(4.1)%	(7,680)	(5.4)%
Loss on extinguishment of debt	—	—%	—	—%	3,874	2.7%
Other expense (income), net	39	—%	40	—%	(153)	(0.1)%
Other expense, net	7,152	6.8%	2,921	2.4%	4,497	3.2%
Loss before income tax benefit	(22,626)	(21.8)%	(1,286)	(1.1)%	(15,431)	(10.9)%
Income tax benefit	(548)	(0.5)%	(174)	(0.1)%	(619)	(0.4)%
Net loss	$(22,078)	(21.3)%	$(1,112)	(1.0)%	$(14,812)	(10.5)%

Fiscal Years Ended September 30, 2013 and 2012
Product Revenues
We sell our products into the following markets: (i) Carrier networking; (ii) Enterprise networking; and (iii) Non-core. The Carrier networking market includes core, metro, edge, and access equipment used for transport, switching, routing, mobile access, and backhaul in service provider networks. The Enterprise networking market covers Ethernet switching and routing equipment used within LANs in SME/SMB networks and Cloud Access services. The Non-core market is comprised of products that have not received additional investment over the last five fiscal years and, as a result, have generally been in decline.
The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products, capacity constraints at our suppliers, EOL product decisions, and general economic conditions. Therefore, our revenues for the fiscal years ended 2013 and 2012 may not necessarily be indicative of future revenues.
Product revenue by market is as follows:

	September 30,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$56,306	55.6%	$47,630	43.4%	$8,676	18.2%
Enterprise networking	43,419	42.8%	53,899	49.0%	(10,480)	(19.4)%
Non-core	1,609	1.6%	8,391	7.6%	(6,782)	(80.8)%
Product revenues	$101,334	100.0%	$109,920	100.0%	$(8,586)	(7.8)%

The increase in Carrier networking revenues is attributable to an almost doubling in sales of our new Ethernet switch products, more than tripling in sales of our new Connectivity products, and increased sales for our SONET/SDH framer products going through EOL. The increases were partially offset by declines in sales from other SONET/SDH products.
The decrease in Enterprise networking revenues is driven by a decrease in sales of our switch fabrics products that had gone through EOL in the prior fiscal year and declines in our mature crosspoint products, partially offset by a more than doubling in sales of our new switch products.
The decrease in Non-core revenues is largely attributable to a decrease of our legacy Fiber Channel PHYs and network processors, some of which had gone through EOL in the prior fiscal year.
In fiscal year 2012, a number of older products went through EOL. Revenue from these EOL products was $15.9 million in fiscal year 2013 as compared to $24.9 million in fiscal year 2012, and we expect these EOL revenues will continue to decline.
We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing.

Product revenue by product line is as follows:

	September 30,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$42,885	42.3%	$52,933	48.1%	$(10,048)	(19.0)%
Ethernet switching	38,675	38.2%	32,607	29.7%	6,068	18.6%
Transport processing	19,774	19.5%	24,380	22.2%	(4,606)	(18.9)%
Product revenues	$101,334	100.0%	$109,920	100.0%	$(8,586)	(7.8)%

Although revenues for our new Connectivity products increased, Connectivity revenues overall decreased due to the broad-based decline in the networking equipment market, which negatively impacted the demand for our more mature SONET/SDH PHY-based products. In addition, there was a strong decline in our legacy non-core products, particularly Fibre Channel PHYs products.
The increase in Ethernet switching revenues is largely attributable to a doubling in our new switches selling into both the Carrier and Enterprise networking markets. The increase was partially offset by declines in sales of our mature products.
The decrease in Transport processing revenues for fiscal year 2013 compared to fiscal year 2012 is largely attributable to lower sales of switch fabrics, NPUs and optical transport network products that had gone through EOL in the prior fiscal year. These increases were offset by increased revenues for SONET framers, going through EOL in the current fiscal year.

Intellectual Property Revenue

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$2,439	2.4%	$9,563	8.0%	$(7,124)	(74.5)%

Intellectual property revenue includes licenses, royalties, and the sale of patents. For the fiscal year ended September 30, 2012, intellectual property revenue also included the settlement of all future royalties under an existing agreement. Intellectual property revenues decreased in fiscal year 2013 as compared to the prior fiscal year due to a decrease in deliverables of intellectual property. The timing and amounts of intellectual property revenues fluctuate. Expenses associated with intellectual property revenue are included in selling, general and administrative (“SG&A”) expenses.
Net revenue from customers that were equal to or greater than 10% of total net revenues is as follows:

	September 30,
	2013	2012
Nu Horizons Electronics **	*	13.5%
WPG Holdings**	17.7%	10.7%
____________________________________________

*	Less than 10% of total net revenues for period indicated.

**	Distributors

Net revenue by geographic area is as follows:

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
United States	$28,454	27.4%	$41,559	34.8%	$(13,105)	(31.5)%
Asia Pacific	61,454	59.2%	62,260	52.1%	(806)	(1.3)%
EMEA*	13,865	13.4%	15,664	13.1%	(1,799)	(11.5)%
Total net revenues	$103,773	100.0%	$119,483	100.0%	$(15,710)	(13.1)%
_________________________________________________

*	Europe, Middle East and Africa
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

Cost of Product Revenue

	September 30,
	2013		2012
ti	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$46,763	46.1%	$46,407	42.2%	$356	0.8%

We use third-parties for wafer fabrication and assembly services. Cost of product revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; (iii) test services; and (iv) labor and overhead costs associated with product procurement, planning and quality assurance.
Our cost of product revenues is affected by various factors, including product mix, volume, and provisions for excess and obsolete inventories, material costs, manufacturing efficiencies, and the position of our products within their life-cycles. Our cost of product revenues as a percent of net product revenues is affected by these factors, as well as customer mix, volume, pricing, and competitive pricing programs. Although the overall cost of product revenues did not change, the cost as a percentage of revenues increased in fiscal year 2013 as compared to fiscal year 2012 due to a mix of products that had an overall higher cost.
Engineering, Research and Development

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$41,927	40.4%	$42,713	35.7%	$(786)	(1.8)%

R&D expenses consist primarily of compensation expenses for employees and contractors engaged in research, design and development activities. R&D also includes costs of mask tooling, which we fully expense in the period, and electronic design automation (“EDA”) tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and overhead including facilities expenses.
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
The decrease in R&D expense for fiscal year 2013 compared to fiscal year 2012 is largely attributable to lower overhead testing expenses of $1.5 million and other expenses of $0.7 million, partially offset by higher employee compensation and contractor expenses of $1.4 million for providing new product development and design services.

Selling, General and Administrative

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$30,210	29.1%	$29,822	25.0%	$388	1.3%

SG&A expense consists primarily of compensation expense, legal and other professional fees, facilities expenses, outside labor, and communication expense, and is comparable to the prior fiscal year.
In fiscal year 2013, our SG&A compensation expense decreased by $1.6 million. Due to the relocation of our main Camarillo facility to an adjacent facility, we incurred $0.9 million in asset retirement expenses as well as increased rent of $0.7 million. In fiscal year 2012, we collected $1.9 million of accounts receivable that was written off as uncollectible in fiscal year 2011. Fiscal year 2012 also included a $1.3 million write-down of an intangible asset.
Restructuring and Impairment Charges

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Restructuring and impairment	$—	—%	$(1,424)	(1.2)%	$1,424	(100.0)%

During fiscal year 2011 we consolidated design activities and consolidated our Camarillo operations into a single facility, exiting an adjacent leased facility. In the fourth quarter of fiscal year 2012, we determined that it was unlikely we would be able to sublease the exited property for the remaining lease term through December 2015. Therefore, we decided that we would reoccupy the exited facility upon expiration of our main Camarillo facility lease in January 2014, instead of locating to a new facility as originally planned. Accordingly, we reversed the remaining lease termination reserve of $1.4 million.
Interest Expense, Net

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$7,916	7.6%	$7,778	6.5%	$138	1.8%

Net interest expense is comprised of cash interest expense, amortization of debt discount, premium, and debt issuance costs, net of interest income.
Net interest expense for the fiscal year 2013 is comparable to the prior fiscal year.

Gain on Compound Embedded Derivative

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$(803)	(0.8)%	$(4,897)	(4.1)%	$4,094	(83.6)%

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

Income Tax Benefit

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax benefit	$(548)	(0.5)%	$(174)	(0.1)%	$(374)	214.9%

Our effective tax rate was 2.4% for the fiscal year ended September 30, 2013 compared to 13.6% for the comparable period in the prior fiscal year. Our income tax benefit is primarily impacted by foreign taxes, a refund of withholding taxes on foreign income that would have been creditable against United States income taxes, and certain nondeductible interest and share based expenses. The income tax benefit is also impacted by the release of a portion of the valuation allowances related to certain foreign jurisdictions’ deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period based on our analysis of the available positive and negative evidence.

Fiscal Years Ended September 30, 2012 and 2011
Product Revenues
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
The decrease in Carrier networking revenues is largely attributable to a broad-based weakness in our end customer markets for Carrier networking, particularly a decline in our SONET/SDH products, including framers, EoS mappers, and FTTH products. The declines were partially offset by increases in transport products going through EOL and in our newer technologies and products, particularly in Ethernet Cu PHYs.
The decrease in Enterprise networking revenues is driven by declines in 1 Gigabit Ethernet switch and PHY products selling into low-end SME/SMB applications due to overall weak market conditions, primarily in the United States and Asia. The decrease was partially offset by an increase in Enterprise processing due to revenues from switch fabrics going through EOL and an increase in new products.
The increase in Non-core revenues is largely attributable to increased sales of our mature network processors and Fibre Channel products as some of these products moved into EOL.
Revenue from EOL products totaled $24.9 million and $6.3 million in the fiscal year ended September 30, 2012 and 2011, respectively. Product phase-outs are part of our normal course of business, and we will continue this practice in the future. We expect revenues from EOL products to decline in fiscal year 2013. However, we cannot predict the degree and/or timing of the impact of product phase-out on future revenues. From time-to-time, upon customer request or due to a change in our product strategy, we may decide to resume producing a part we previously phased-out.
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
The decrease in Ethernet switching revenues is largely attributable to declines in our Gigabit Ethernet Cu PHYs selling primarily into the Enterprise market, and Ethernet MAC products selling into both the Carrier and Enterprise markets. The decrease was partially offset by sales of our new Cu PHY products to the Carrier market.

The decrease in Transport processing revenues for fiscal year 2012 compared to fiscal year 2011 is largely attributable to the broad-based market decline for our mature SONET/SDH framers and mappers, offset by increased sales of switch fabric products to customers increasing inventories of these products as they approach EOL.

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
________________________________________________
* Less than 10% of total net revenues for period indicated.
** Distributor

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
*Europe, Middle East and Africa

Cost of Product Revenues

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
The decrease in SG&A expense for fiscal year 2012 compared to fiscal year 2011 is largely attributable to lower compensation related expenses of $3.6 million, a $4.1 million change in bad debt expense due to successful collection of $1.9 million of the $2.2 million of bad debts reserved in the fourth quarter of fiscal year 2011, $1.4 million in lower legal and accounting fees, and lower facility and depreciation expenses of $1.2 million due to our consolidation of facilities. Partially offsetting the reductions was a $1.3 million intangible asset write-down expense in fiscal year 2012 .
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
In the fourth quarter of fiscal year 2012, we determined that it was unlikely we would be able to sublease the exited property for the remaining lease term through December 2015. Therefore, we decided that we would reoccupy the exited facility upon expiration of our main Camarillo facility lease in January 2014, instead of locating to a new facility as originally planned. Accordingly, we reversed the remaining lease termination reserve of $1.4 million.
Interest Expense, Net

	September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$7,778	6.5%	$8,456	6.0%	$(678)	(8.0)%

The decrease in net interest expense for fiscal year 2012 compared to fiscal year 2011 was primarily due to an $8.0 million pay-down on the Senior Term Loan in January 2011, the restructuring of the Senior Term Loan on February 4, 2011, and the $1.5 million principal payment on the Term A Loan in July 2011.
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
Our effective tax benefit for fiscal year 2012 was 13.6% . Our income tax benefit is primarily impacted by foreign taxes, withholding taxes on foreign income that are creditable against United States income taxes, the removal of unrecognized tax benefits, and certain nondeductible interest and share based expenses. The income tax benefit is also impacted by the release of a portion of the valuation allowances related to certain foreign jurisdictions' deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period based on our analysis of the available positive and negative evidence. Our effective tax benefit for fiscal year 2011 was 4.0% .

Financial Condition and Liquidity
Cash Flow Analysis

Cash increased to $68.9 million at September 30, 2013, from $23.9 million at September 30, 2012 and from $17.3 million at September 30, 2011. Our cash flows from operating, investing and financing activities are summarized as follows:

	September 30,
	2013	2012	2011
	(in thousands)
Net cash (used in) provided by operating activities	$(9,119)	$7,072	$(7,211)
Net cash used in investing activities	(1,492)	(1,602)	(3,457)
Net cash provided by (used in) financing activities	55,583	1,103	(10,141)
Net increase (decrease) in cash	44,972	6,573	(20,809)
Cash at beginning of period	23,891	17,318	38,127
Cash at end of period	$68,863	$23,891	$17,318

Net Cash (Used In) Provided By Operating Activities
During the fiscal year ended September 30, 2013, cash used in operating activities totaled $9.1 million. Cash increased $1.9 million from operating with lower inventory levels and prepaid and other assets, partially offset by $0.4 million from higher receivables. Cash also increased by $3.1 million due to increased accounts payable and deferred revenue due to higher purchases from distributors, which was offset by $0.2 million from lower accrued liabilities.
Inventory decreased $1.4 million from $12.1 million at September 30, 2012 to $10.7 million at September 30, 2013 due to ongoing efforts to ensure purchases align with production and efforts to manage excess inventory. Accounts payable, accrued liabilities and other liabilities increased by $1.6 million from $18.5 million at September 30, 2012 to $20.1 million at September 30, 2013 due to the timing of payments to our vendors and other service providers.
During the fiscal year ended September 30, 2012, cash provided by operating activities totaled $7.1 million. Excluding changes in working capital, cash generated by operations totaled $2.2 million. Cash increased $8.8 million from operating with lower inventory levels and $0.9 million from operating with lower accounts receivable, prepaid and other assets. These increases were partially offset by $1.9 million cash used to pay down accounts payable, accrued expenses and other liabilities, and $3.0 million related to a decrease in deferred revenue due to lower purchases from distributors.
Inventory decreased $8.8 million from $20.9 million at September 30, 2011 to $12.1 million at September 30, 2012 due to ongoing efforts to ensure purchases align with production and concerted efforts to manage excess inventory. Accounts payable, accrued liabilities and other liabilities decreased by $3.1 million from $21.6 million at September 30, 2011 to $18.5 million at September 30, 2012 due to the timing of payments to our vendors and other service providers and non-cash restructuring gain.
During the fiscal year ended September 30, 2011, cash used in operating activities totaled $7.2 million. Excluding changes in working capital, cash used to fund our losses totaled $6.0 million. We also used $9.6 million to pay down our accounts payable and accrued liabilities and $3.0 million related to a decrease in deferred revenue due to lower purchases from distributors. These uses were partially offset by the generation of cash from the collection of accounts receivable of $4.0 million and operating with lower inventory levels of $6.4 million.
Accounts receivable decreased $4.0 million from $15.8 million at September 30, 2010 to $9.6 million at September 30, 2011. The decrease in accounts receivable was primarily due to lower sales during the year ended September 30, 2011 compared to the same period in the prior fiscal year, as well as a $2.2 million reserve for potential bad debt. Inventory decreased $6.4 million from $27.3 million at September 30, 2010 to $20.9 million at September 30, 2011. Due to positive changes in the availability of materials, we decreased purchasing in fiscal year 2011.
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
Net Cash Used In Investing Activities

Investing activities used $1.6 million for capital expenditures and payments under licensing agreements, partially offset by $0.2 million of proceeds from the sale of fixed assets in fiscal year 2013. In 2012 and 2011 investing activities used $1.7 million and $3.5 million, respectively, for capital expenditures and payments under licensing agreements.
Net Cash Used In Financing Activities
Financing activities provided $55.6 million in cash in fiscal year 2013, primarily due to the sale of common stock. Proceeds from the sale of common stock totaled $54.5 million and were offset by $0.6 million in cash used for the repurchase of restricted stock units for payroll taxes paid on behalf of employees. Financing activities provided $1.1 million in cash in fiscal year 2012, primarily for the repurchase and retirement of restricted stock units for payroll taxes. Financing activities used $10.1 million in cash in fiscal year 2011, primarily for a principal payment of $8.0 million on the Senior Term loan, $1.5 million payment of our Term A Loan, and $0.6 million for the repurchase of restricted stock units for payroll taxes paid on behalf of employees.

Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases
Prospective Capital Needs
Our principal sources of liquidity are our existing cash, cash generated from product sales, and cash generated from the sales or licensing of our intellectual property. Our cash totaled $68.9 million at September 30, 2013. Our working capital at September 30, 2013 was $69.4 million.
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
Our long-term debt is comprised of our Term A and B Loans and 2014 Debentures. On November 5, 2013 we amended the credit agreement for the Term A and B Loans (the “Amendment”). The Amendment extends the maturity dates of each of outstanding Term A and Term B Loans from February 4, 2014 and October 30, 2014, respectively, to August 31, 2016 and also provides that the Term A and B Loans will each bear interest in cash at 9.0% per annum payable quarterly in arrears. The Amendment also provides us with a right to optionally prepay the Term A and B Loans in whole or in part subject to a prepayment fee and the right, so long as no event of default exists under the credit agreement for the Term A and Term B Loans, to purchase, repay, redeem or defease any or all of the 2014 Debentures. On November 5, 2013, we repurchased $13.7 million principal amount of our 2014 Debentures, leaving $32.8 million principal amount of 2014 Debentures outstanding. We will continue to consider opportunistically repurchasing additional debentures ahead of their maturity.
We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits Vitesse to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $75.0 million. As of September 30, 2013, we raised a total of $58.8 million in gross proceeds from the sale of 29,371,280 shares of our common stock, leaving approximately $16.2 million available pursuant to the Form S-3. The Form S-3 will expire in accordance with applicable SEC rules on December 27, 2014. However, we expect to file an amendment to the Form S-3 (or to file another Form S-3) in the first quarter of fiscal 2014 that will permit Vitesse to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $75.0 million.

Contractual Obligations
Our significant contractual obligations as of September 30, 2013 are as follows:

	Payment Obligations by Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Convertible subordinated debt (1)	$—	$46,493	$—	$—	$—	$—	$46,493
Term A Loan (2)	—	—	7,857	—	—	—	7,857
Term B Loan (3)	—	—	9,342	—	—	—	9,342
Loan interest (4)	4,904	3,092	1,771	—	—		9,767
Operating leases (5)	2,068	1,128	199	—	—	—	3,395
Software licenses (6)	8,147	6,689	2,800	2,800	2,800	—	23,236
Inventory and other purchase obligations (7)	10,652	798	60	60	—	—	11,570
Total	$25,771	$58,200	$22,029	$2,860	$2,800	$—	$111,660
________________________________________________

(1)	2014 Debentures represents amounts due for our 8.0% convertible debentures due October 2014.

(2)	Term A Loan represents amounts due for our 10.5% fixed rate senior notes due August 31, 2016, which bear interest at 9.0% effective November 6, 2013.

(3)	Term B Loan represents amounts due for our 8.0% fixed rate senior notes due August 31, 2016, which bear interest at 9.0% effective November 6, 2013.

(4)	Interest payable for 2014 Debentures through 2015 and Term A and Term B Loans through 2016.

(5)	We lease facilities under non-cancellable operating lease agreements that expire at various dates through 2016.

(6)	Software license commitments represent non-cancellable licenses of technology from third-parties used in the development of our products.

(7)
Inventory and other purchase obligations represent non-cancellable purchase commitments. For purposes of the table above, inventory and other purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our vendors within a relatively short time. Other purchase commitments may be for longer periods and are dictated by contractual terms.

Off-Balance Sheet Arrangements
At September 30, 2013, we had no material off-balance sheet arrangements, other than operating leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices. Our market risk exposure is solely a result of fluctuations in foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
Our Term A and B Loans and 2014 Debentures bear fixed interest rates, and therefore, would not be subject to interest rate risk.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets, primarily in the EU and Asia. Our primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the United States dollar, primarily the Euro, Danish Kroner, Taiwanese Dollar, Chinese Renminbi and Indian Rupee. We primarily incur research and development, sales and customer support and administrative expenses in these foreign currencies. All of our sales are denominated in United States dollars, and we are therefore subject to limited foreign currency exchange rate risks as a result of commercial operations in Europe and Asia. Fluctuations in the United States dollar exchange rate for Euro, Danish Kroner, Taiwanese Dollar, Chinese Renminbi, and Indian Rupee could result in increased or decreased costs for commercial operations in Europe and Asia. Had exchange rates of these foreign currencies been 10% higher or lower relative to the United States dollar during 2013, total R&D and SG&A expenses would have been approximately $2.0 million higher or lower.
A relatively small amount of our monetary assets and liabilities are denominated in foreign currencies. The impact on these assets and liabilities from fluctuations in related foreign currencies relative to the United States dollar would not have had a material impact on our 2013 results of operations.
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
Camarillo, California
We have audited the accompanying consolidated balance sheets of Vitesse Semiconductor Corporation (Company) as of September 30, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation at September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitesse Semiconductor Corporation's internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 5, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
December 5, 2013

VITESSE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012
	(in thousands, except par value)
ASSETS
Current assets:
Cash	$68,863	$23,891
Accounts receivable, net	9,807	9,403
Inventory, net	10,692	12,060
Prepaid expenses and other current assets	1,897	2,125
Total current assets	91,259	47,479
Property, plant and equipment, net	3,107	3,832
Other intangible assets, net	1,170	1,175
Other assets	3,425	4,130
	$98,961	$56,616

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,436	$5,726
Accrued expenses and other current liabilities	12,245	12,188
Deferred revenue	2,215	871
Total current liabilities	21,896	18,785
Other long-term liabilities	407	574
Long-term debt, net	16,366	15,852
Compound embedded derivative	—	2,899
Convertible subordinated debt, net	44,384	42,521
Total liabilities	83,053	80,631
Commitments and contingencies, See notes 11 and 12
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 10,000 shares authorized; Series B Non Cumulative, Convertible, nil and 135 shares outstanding at September 30, 2013 and 2012, respectively	—	1
Common stock, $0.01 par value: 250,000 shares authorized; 57,545 and 25,812 shares outstanding at September 30, 2013 and 2012, respectively	575	258
Additional paid-in-capital	1,891,661	1,829,976
Accumulated deficit	(1,876,328)	(1,854,250)
Total stockholders' equity (deficit)	15,908	(24,015)
	$98,961	$56,616

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2013	2012	2011
	(in thousands, except per share data)
Net revenues:
Product revenues	$101,334	$109,920	$132,742
Intellectual property revenues	2,439	9,563	8,225
Net revenues	103,773	119,483	140,967
Costs and expenses:
Cost of product revenues	46,763	46,407	53,674
Engineering, research and development	41,927	42,713	52,990
Selling, general and administrative	30,210	29,822	41,233
Restructuring and impairment	—	(1,424)	3,656
Amortization of intangible assets	347	330	348
Costs and expenses	119,247	117,848	151,901
(Loss) income from operations	(15,474)	1,635	(10,934)
Other expense (income):
Interest expense, net	7,916	7,778	8,456
Gain on compound embedded derivative	(803)	(4,897)	(7,680)
Loss on extinguishment of debt	—	—	3,874
Other expense (income), net	39	40	(153)
Other expense, net	7,152	2,921	4,497
Loss before income tax benefit	(22,626)	(1,286)	(15,431)
Income tax benefit	(548)	(174)	(619)
Net loss	$(22,078)	$(1,112)	$(14,812)
Net loss per common share - basic and diluted	$(0.55)	$(0.04)	$(0.61)
Weighted average common shares outstanding - basic and diluted	40,311	25,121	24,315

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Vitesse Semiconductor Corporation Stockholders' Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balance at September 30, 2010	186	$2	23,987	$240	$1,816,796	$(1,838,326)	$(21,288)
Net loss	—	—	—	—	—	(14,812)	(14,812)
Compensation expense related to stock options, awards and ESPP	—	—	—	—	3,152	—	3,152
Residual value allocated to the equity conversion feature	—	—	—	—	2,490	—	2,490
Premium related to Term B Loan issued in debt exchange	—	—	—	—	2,572	—	2,572
Conversion of Series B Preferred Shares	(51)	(1)	255	3	(2)	—	—
Release of restricted stock units	—	—	335	3	(3)	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(106)	(1)	(572)	—	(573)
Balance at September 30, 2011	135	1	24,471	245	1,824,433	(1,853,138)	(28,459)
Net loss	—	—	—	—	—	(1,112)	(1,112)
Compensation expense related to stock options, awards and ESPP	—	—	—	—	4,442	—	4,442
Issuance of common stock upon exercise of stock options	—	—	6	—	16	—	16
Issuance of shares under ESPP	—	—	821	8	1,729	—	1,737
Release of restricted stock units	—	—	721	7	(7)	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(207)	(2)	(637)	—	(639)
Balance at September 30, 2012	135	1	25,812	258	1,829,976	(1,854,250)	(24,015)
Net loss	—	—	—	—	—	(22,078)	(22,078)
Compensation expense related to stock options, awards and ESPP	—	—	—	—	4,396	—	4,396
Issuance of common stock upon exercise of stock options	—	—	9	—	20	—	20
Issuance of shares under ESPP	—	—	953	9	1,657	—	1,666
Issuance of common stock, net of offering costs	—	—	29,371	294	54,147	—	54,441
Conversion of Series B Preferred Shares	(135)	(1)	674	7	(6)	—	—
Release of restricted stock units	—	—	1,045	10	(10)	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(319)	(3)	(615)	—	(618)
Reclassification of compound embedded derivative liability to additional paid-in-capital	—	—	—	—	2,096	—	2,096
Balance at September 30, 2013	—	$—	57,545	$575	$1,891,661	$(1,876,328)	$15,908

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2013	2012	2011
	(in thousands)
Cash flows (used in) provided by operating activities:
Net loss	$(22,078)	$(1,112)	$(14,812)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,375	2,963	3,628
Stock-based compensation	4,396	4,442	3,152
Change in fair value of compound embedded derivative liability	(803)	(4,897)	(7,680)
Deferred income taxes	156	(1,537)	—
Allowance for doubtful accounts	—	—	2,212
Restructuring charges	—	(1,424)	—
Loss on asset impairment	—	1,324	1,187
Gain on disposal of assets	(153)	—	—
Loss on extinguishment of debt, net	—	—	3,794
Interest paid in kind	—	—	415
Amortization of debt issuance costs	272	272	279
Amortization of debt discounts	2,552	2,363	2,037
Accretion of debt premiums	(171)	(157)	(188)
Change in operating assets and liabilities:
Accounts receivable	(404)	188	3,962
Inventory	1,368	8,797	6,416
Prepaids and other assets	535	739	1,074
Accounts payable	1,710	528	(8,018)
Accrued expenses and other current liabilities	(218)	(2,410)	(1,621)
Deferred revenue	1,344	(3,007)	(3,048)
Net cash (used in) provided by operating activities	(9,119)	7,072	(7,211)
Cash flows used in investing activities:
Capital expenditures	(1,306)	(808)	(3,337)
Payments under licensing agreements	(342)	(867)	(120)
Proceeds from sale of fixed assets	156	73	—
Net cash used in investing activities	(1,492)	(1,602)	(3,457)
Cash flows provided by (used in) financing activities:
Proceeds from the exercise of stock options and issuances of shares under ESPP	1,686	1,753	—
Net proceeds from the sale of common stock	54,520	—	—
Payment of senior debt	—	—	(9,500)
Debt issuance costs	—	—	(60)
Repurchase and retirement of restricted stock units for payroll taxes	(618)	(639)	(573)
Other	(5)	(11)	(8)
Net cash provided by (used in) financing activities	55,583	1,103	(10,141)
Net increase (decrease) in cash	44,972	6,573	(20,809)
Cash at beginning of year	23,891	17,318	38,127
Cash at end of year	$68,863	$23,891	$17,318
Supplemental disclosure of non cash transactions:
Cash paid (refunded) during the fiscal year for:
Interest	$5,323	$5,341	$5,695
Income taxes	(1,245)	1,440	392
Non cash investing and financing activities:
Common stock issued in exchange for Series B Preferred Stock	7	—	3
Residual value allocated to the equity conversion feature	—	—	2,490
Premium related to Term B Loan issued in debt exchange	—	—	2,572
Equity offering costs incurred but not paid	79	—	—
Reclassification of compound embedded derivative liability to additional paid-in-capital	2,096	—	—

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
Fiscal Year
Our fiscal year is October 1 through September 30.
Basis of Presentation
The accompanying consolidated financial statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). Our reporting currency is the United States dollar. Our consolidated financial statements include the accounts of Vitesse and our subsidiaries. All inter-company accounts and transactions were eliminated in consolidation.
Reclassifications
Certain reclassifications have been made to prior fiscal year amounts and related footnotes to conform to current fiscal year presentation with no changes to stockholders’ deficit amounts or net loss for fiscal year 2011 or 2012.
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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Management regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory valuation reserves, stock-based compensation, compound embedded derivative valuation, purchased intangible asset valuations and useful lives, asset retirement obligations, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

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
Certain of our agreements may contain support obligations. Under such agreements we provide unspecified fixes and technical support. No other upgrades, products, or post-contract support are provided. These arrangements may be renewable annually by the customer. Support revenue is recognized ratably over the period during which the obligation exists, typically 12 months or less.
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
Research and Development Costs
Research and development (“R&D”) costs are expensed when incurred. R&D expenses consist primarily of compensation expenses for employees and contractors engaged in research, design and development activities. R&D also includes costs of mask tooling, which we fully expense in the period, electronic design automation (“EDA”) tools, software licensing contracts, subcontracting and fabrication, depreciation and amortization, and overhead including facilities expenses.
Intellectual property purchased from third parties is capitalized and amortized over the useful life of the intellectual property.
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

Risks and Uncertainties
Our future results of operations involve a number of risks and uncertainties. Factors that could affect our business or future results and cause actual results to vary materially from historical results include, but are not limited to, the highly cyclical nature of the semiconductor industry; our high fixed costs; declines in average selling prices; decisions by our IC manufacturer customers to curtail outsourcing; our substantial indebtedness; our ability to fund liquidity needs; our failure to maintain an effective system of internal controls; product return and liability risks; the absence of significant backlog in our business; our dependence on international operations and sales; proposed changes to United States tax laws; that our management information systems may prove inadequate; our ability to attract and retain qualified employees; difficulties consolidating and evolving our operational capabilities; our dependence on materials and equipment suppliers; our loss of customers; adverse tax consequences; the development of new proprietary technology and the enforcement of intellectual property rights by or against us; the complexity of packaging and test processes in our industry; competition; our need to comply with existing and future environmental regulations; and fire, flood or other calamity affecting us or others with whom we do business.

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
At September 30, 2013, there was one direct customer and three distributors that accounted for 12.3% and 50.8% of net accounts receivable, respectively. At September 30, 2012, there was one distributor that accounted for 13.6% of net accounts receivable. We believe that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by our credit evaluation process, relatively short collection periods and maintaining an allowance for anticipated losses. We generally do not require collateral security for outstanding amounts.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoice amount and presented net of the allowance for doubtful accounts; they do not bear interest. We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our allowance for doubtful accounts was nil and $0.3 million as of September 30, 2013 and September 30, 2012, respectively.
Inventory
Inventories are stated at lower of cost or market and consist of materials, labor and overhead. Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method. Costs include the costs of purchased finished products, sorted wafers, and outsourced assembly, testing and internal overhead. We evaluate inventories for excess quantities and obsolescence. Our evaluation considers market and economic conditions; technology changes, new product introductions, and changes in strategic business direction; and requires estimates that may include elements that are uncertain. In order to state the inventory at lower of cost or market, we maintain reserves against individual stocking units. Inventory write-downs, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of product revenues sold in the period the revision is made.
Property, Plant and Equipment
Property, plant and equipment are carried at cost less depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets' remaining estimated useful lives, ranging from three to five years for machinery and equipment, including product tooling; and the shorter of lease terms or estimated useful lives for leasehold improvements. When property, plant and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains and losses from retirements and asset disposals are recorded in SG&A.
We evaluate the recoverability of property, plant and equipment in accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.
Intangible Assets
Our intangible assets consist primarily of technology licensing agreements with third-parties. We account for intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an intangible asset or asset group may not be recoverable. The carrying value of an intangible asset or asset group is not recoverable if the amounts of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify that impairment has occurred, we reduce the carrying value of the asset to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach. Currently, we do not have goodwill or indefinite-lived intangible assets.
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
Senior Term B Loan
At its inception, the fair value of the Term B Loan was computed using a binomial-lattice model. The valuation was determined using Level 3 inputs. The valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of our common stock into which the Term B Loan is convertible.
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

At its inception, the approximate fair value of the compound embedded derivative included in our 2014 Debentures was computed as the difference between the estimated value of the 2014 Debentures with and without the compound embedded derivative features. The fair value of the 2014 Debentures was estimated using a convertible bond valuation model within a binomial-lattice framework. These valuations were determined using Level 3 inputs. The valuation model combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes, and trading information of our common stock into which the 2014 Debentures are convertible. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.

The compound embedded derivative was presented on the balance sheet at fair value and was marked-to-market, until the make-whole payment for foregone interest expired on October 30, 2012. The change in the fair value of the compound embedded derivative was a non-cash item primarily related to the change in price of the underlying common stock and is reflected in earnings. As we intended to, and had the ability to, satisfy the obligations with equity securities, in accordance with ASC Topic 470, Debt, we classified the liability as a long-term liability on our consolidated balance sheet as of September 30, 2012.
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
Recent Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standards update was effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The implementation of the new guidance did not impact our consolidated financial statements.

NOTE 2—COMPUTATION OF NET LOSS PER SHARE
For fiscal years 2013, 2012 and 2011, we recorded a net loss. As such, all outstanding potential common shares were excluded from the diluted earnings per share computation.
The following potentially dilutive common shares are excluded from the computation of net loss per share.

	September 30,
	2013	2012	2011
	(in thousands)
Outstanding stock options	2,089	1,813	1,699
Outstanding restricted stock units	2,021	1,686	1,296
Outstanding warrants	—	—	8
ESPP shares	368	506	293
Convertible preferred stock	—	674	674
2014 Debentures	10,332	10,332	10,332
Term B Loan	1,887	1,887	1,887
Total potential common stock excluded from calculation	16,697	16,898	16,189

NOTE 3-DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS
The following tables provide details of selected balance sheet items:

	September 30,
	2013	2012
	(in thousands)
Inventory, net:
Raw materials	$1,220	$1,394
Work-in-process	3,652	5,359
Finished goods	5,820	5,307
Total	$10,692	$12,060

	September 30,
	2013	2012
	(in thousands)
Property, Plant and Equipment, Net:
Machinery and equipment	$77,865	$80,805
Furniture and fixtures	704	801
Computer equipment	8,736	9,025
Leasehold improvements	3,163	3,166
Construction in progress	305	66
	90,773	93,863
Less: Accumulated depreciation	(87,666)	(90,031)
Total	$3,107	$3,832

Depreciation expense totaled $2.0 million, $2.6 million and $3.3 million for fiscal years 2013, 2012 and 2011, respectively. We retired or otherwise disposed of property, plant and equipment with cost and accumulated depreciation of $3.8 million and $3.7 million, respectively, for fiscal year 2013, and with cost and accumulated depreciation of $9.8 million for fiscal year 2012.

	September 30,
	2013	2012
	(in thousands)
Other Intangible Assets, Net:
Intellectual property and technology license agreements	$4,824	$4,482
Less: Accumulated amortization	(3,654)	(3,307)
Total	$1,170	$1,175

Intangible assets consisted primarily of technology licensing agreements with third-parties and acquired intellectual property. The weighted average period over which intangible assets acquired in fiscal years 2013 and 2012 are amortized is 6.05 years and 6.85 years, respectively.
The future amortization expense of amortizable intangible assets for the next five fiscal years is (in thousands): $282, $261, $240, $157, $122, and $108 in 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

	September 30,
	2013	2012
	(in thousands)
Other Assets:
Deferred tax asset	$1,273	$1,420
Restricted cash	1,605	1,861
Debt issue costs, net	287	559
Other	260	290
Total	$3,425	$4,130

Restricted cash consists of interest bearing certificates of deposit collateralizing letters of credit and other commitments.

	September 30,
	2013	2012
	(in thousands)
Accrued Expenses and Other Current Liabilities:
Accrued software license agreements	$3,526	$3,819
Accrued vacation	2,442	2,627
Accrued wages and benefits	1,729	2,432
Interest payable	2,196	2,196
Accrued income taxes	332	160
Accrued warranty liability	60	305
Accrued other	1,960	649
Total	$12,245	$12,188

NOTE 4—DEBT

	September 30,
	2013	2012
	(in thousands)
Term A Loan, bearing interest at 10.5% as of September 30, 2013 and at 9.0% effective November 6, 2013, due August 2016	$7,919	$8,090
Term B Loan, convertible, bearing interest at 8.0% as of September 30, 2013 and at 9.0% effective November 6, 2013, due August 2016	8,444	7,755
Other	3	7
Total long-term debt, net	16,366	15,852
2014 Debentures, convertible, 8.0% fixed-rate notes, due October 2014	44,384	42,521
Total debt, net	$60,750	$58,373

Additional information about our debt is as follows:

	Term A Loan	Term B Loan	2014 Debentures
	(in thousands)
Principal	$7,857	$9,342	$46,493
Unaccreted debt premium/(unamortized debt discount)	62	(898)	(2,109)
Carrying value	$7,919	$8,444	$44,384
Interest payable terms	Quarterly, in arrears	Quarterly, in arrears	Semi-annually, in arrears
Annual effective interest rate	8.2%	17.7%	12.2%
Conversion price per common share	n/a	$4.95	$4.50

The Term B Loan conversion terms are substantially similar to the conversion terms of the 2014 Debentures, as described below. At September 30, 2013, conversion of the outstanding principal amount of the Term B Loan would result in the issuance of 1.9 million shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash.
The Term A Loan and Term B Loan (collectively, “Term A and B Loans”) are collateralized by substantially all of our assets.
Prepayment of the 2014 Debentures is permitted at 100% of the principal amount plus accrued and unpaid interest if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. At September 30, 2013, conversion of the outstanding principal amount of the 2014 Debentures would result in the issuance of 10.3 million shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash. The 2014 Debentures are collateralized by a second priority interest in substantially all of our assets. The compound embedded derivative, which expired October 30, 2012, was comprised of the conversion option and a make-whole payment for foregone interest if the holder converted the debenture early. Upon expiration of the make-whole payment for forgone interest, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature were indexed to our own stock.
A final valuation was completed on October 30, 2012. We recorded a gain of $0.8 million into earnings due to the change in value and reclassified the final liability value of $2.1 million, from other long-term liabilities, to equity. The 2014 Debentures are collateralized by a second priority interest in substantially all of our assets.
The credit agreement for the Term A and B Loans and the indenture for the 2014 Debenture provide for customary restrictions and limitations on our ability to incur indebtedness and liens on property, make restricted payments or investments, enter into mergers or consolidations, conduct asset sales, pay dividends or distributions and enter into specified transactions and activities, and also contain other customary default provisions. The agreements provide that we must repurchase, at the option of the holders, principal amounts plus accrued and unpaid interest upon the occurrence of a fundamental change involving us, as described in the agreements. Upon the occurrence of fundamental change involving us, the holders of the 2014 Debentures and the Term B Loan may be entitled to receive a “make-whole premium” if they convert their 2014 Debentures or Term B Loan into common stock, payable in additional shares of common stock, if the trading price of our common stock is between $3.20 and $16 per share. Upon the occurrence of certain change in control events, the holders of the Term A and B Loans may require us to redeem all or a portion of the loans at 100% of the principal amount plus accrued and unpaid interest. The Company was in compliance with all covenants as of September 30, 2013.
On November 5, 2013 we amended the credit agreement for the Term A and B Loans (the "Amendment"). The Amendment extends the maturity dates of each of our outstanding Term A and B Loans from February 4, 2014 and October 30, 2014, respectively, to August 31, 2016, and also provides that the Term A and B Loans will each bear interest in cash at 9.0% per annum payable quarterly in arrears. Accordingly, both the Term A and B Loans is included in long-term debt, net as of September 30, 2013 in the accompanying Consolidated Balance Sheets.
The Amendment provides us with a right to optionally prepay the Term A and B Loans in whole or in part, at any time and from time to time, subject to the payment of a prepayment fee. The prepayment fee is 5% of the aggregate principal amount repaid for prepayments made prior to October 30, 2014, 3% for prepayments made on or after October 30, 2014 but prior to October 30, 2015, and 2% for prepayment made on or after October 30, 2015. The credit agreement for the Term A and B Loans continue to require that we prepay the Term A and B Loans upon the occurrence of certain prepayment events, but provides us with greater flexibility to sell assets and use the resulting proceeds for purposes other than repaying the Term A and B Loans after repayment of our 2014 Debentures.

The Amendment provides us with the right, so long as no event of default exists under the credit agreement for the Term A and B Loans, to purchase, repay, redeem or defease any or all of the 2014 Debentures. In addition, the Amendment requires us to maintain an unrestricted cash balance of $8.0 million and achieve minimum quarterly revenues of $10.0 million.
The credit agreement for the Term A and B Loans continues to provide the lenders with the right to convert the Term B Loan into shares of our common stock at a conversion price of $4.95 per share through October 30, 2014. After that date, the lenders will not have the right to convert the Term B Loan into common stock.
In connection with Amendment, we paid the lenders a consent fee of $308,000 and we repurchased $13.7 million principal amount of our 2014 Debentures at 107% of the principal amount thereof plus accrued interest, which eliminated the potential issuance of approximately 3.0 million dilutive common shares. After this transaction, $32.8 million principal amount of 2014 Debentures remain outstanding.
Debt Maturities
Principal maturity of our total aggregated outstanding debt is as follows:

Fiscal year	(in thousands)
2014	$—
2015	46,493
2016	17,199
Total	$63,692

Except for required repurchases upon a change in control or in the event of certain asset sales, as described in the applicable credit agreements, we are not required to make any sinking fund or redemption payments with respect to this debt. During the fiscal year ended September 30, 2012, a mandatory repayment of principal of $1.7 million following the sale of certain assets was waived by the Term A and B Loans noteholder.

NOTE 5—FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY
The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative measured at fair value using significant unobservable inputs (Level 3).

	September 30,
	2013	2012
	(in thousands)
Beginning balance	$2,899	$7,796
Transfers to equity	(2,096)	—
Total net gains included in earnings	(803)	(4,897)
Ending balance	$—	$2,899

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

The estimated fair values of our financial instruments are as follows:

	September 30,
	2013		2012
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Term A Loan	$7,919	$8,165	$8,090	$8,437
Term B Loan	8,444	9,781	7,755	9,776
2014 Debentures	44,384	49,282	42,521	46,725

NOTE 6-STOCKHOLDERS' EQUITY
Authorized Capital Stock
We are authorized to issue up to 250 million shares of common stock, par value $0.01, per share, of which 19.5 million shares are reserved for future potential issuance upon conversion of debt, 9.3 million shares of common stock have been reserved for issuance under our stock compensation plans, and 0.8 million remaining shares of common stock are reserved for issuance under our 2011 ESPP.
We are authorized to issue up to 10 million shares of preferred stock, par value of $0.01 per share.
In December 2012, we raised $17.1 million, net of offering costs of $1.6 million, from the registered public sale of 10,651,280 shares of common stock at $1.75 per share, which was a discount to the market price of our common stock.

In June 2013, we raised an additional $37.4 million, net of offering expenses of $2.8 million, from the registered public sale of 18,720,000 shares of common stock at $2.15 per share, which was a discount to the market price of our common stock.

NOTE 7—STOCK BASED COMPENSATION
Stock Options
We have in effect one stock incentive plan (the 2013 Incentive Plan, or “Plan”) under which non-qualified stock options and restricted stock units have been granted to employees and non-employee directors. Options generally vest over four years and expire 10 years from the date of grant.
The Compensation Committee of the Board of Directors determines the stock-based compensation grants. The exercise price of options is the closing price on the date the options are granted. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

Under the Plan, we have 4.5 million shares available for future grant as of September 30, 2013. The Plan permits the grant of stock options, stock appreciation rights, stock awards, performance awards, restricted stock and stock units, and other stock and cash-based awards. The Plan uses a “fungible share” concept, pursuant to which shares that are subject to appreciation awards (such as stock options and stock appreciation rights) are counted against the Plan share limit on a 1-for-1 basis for every such share subject to appreciation awards, and shares that are subject to full value awards (such as awards of stock, restricted stock and restricted stock units) are counted against the Plan share limit at a ratio of 1.5 shares and 2.0 shares for every share subject to the full value award in fiscal years 2013 and 2014, respectively.
As of September 30, 2013, none of our stock-based awards are classified as liabilities. We did not capitalize any stock-based compensation cost.

Compensation cost related to our Plan and ESPP is as follows:

	September 30,
	2013	2012	2011
	(in thousands)
Cost of revenues	$617	$567	$434
Engineering, research and development	1,616	1,530	984
Selling, general and administrative	2,163	2,345	1,734
Total stock-based compensation expense	$4,396	$4,442	$3,152

As of September 30, 2013, there was $5.6 million of unrecognized stock-based compensation expense related to non-vested stock options, restricted stock units, and our ESPP. The weighted average period over which the unearned stock-based compensation for stock options and restricted stock units is expected to be recognized is approximately 1.7 years and 1.9 years, respectively. An estimated forfeiture rate of 5.2% has been applied to all unvested options and restricted stock outstanding as of September 30, 2013. On a quarterly basis, we assess changes to our estimate of expected equity award forfeitures based on our review of recent forfeiture activity and expected future employee attrition. We recognize the effect of adjustments made to the forfeiture rates, if any, in the period that we change the forfeiture estimate. The effect of forfeiture adjustments in 2013, 2012, and 2011 was not significant. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards and our stock price increases.
Activity in stock option awards is as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding, September 30, 2010	1,490	$52.40	6.16	$—
Granted	579	4.30
Exercised	—
Cancelled or expired	(370)	81.02
Options outstanding, September 30, 2011	1,699	29.77	6.37	—
Granted	401	2.55
Exercised	(6)	2.54
Cancelled or expired	(281)	76.87
Options outstanding, September 30, 2012	1,813	16.57	6.61	2
Granted	464	2.12
Exercised	(9)	2.24
Cancelled or expired	(179)	16.52
Options outstanding, September 30, 2013	2,089	$13.43	6.67	$591
Options exercisable, September 30, 2013	1,273	$20.06	5.61	$178

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $3.04, as of September 30, 2013, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. There were 0.3 million in-the-money stock options that were exercisable as of September 30, 2013.
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

The per share fair values of stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	September 30,
	2013	2012	2011
Expected life (in years)	5.66	6.61	6.17
Expected volatility:
Weighted-average	82.0%	86.9%	85.9%
Range	79.8% - 82.1%	82.2% - 87.1%	85.7% - 87.9%
Expected dividend	—	—	—
Risk-free interest rate	0.9% - 1.7%	1.0% - 1.3%	1.1% - 2.8%
The weighted average fair value at the date of grant of options granted in fiscal years 2013, 2012 and 2011 was $1.44, $1.80 and $3.16, respectively.
The following table provides additional information in regards to options outstanding as of September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$2.10	420	9.43	$2.10	101	$2.10
2.15 - 3.33	432	8.29	2.62	216	2.73
3.80 - 5.20	749	6.77	4.79	478	4.87
5.40 - 63.60	422	3.07	35.08	412	35.82
66.40 - 174.80	66	0.23	115.62	66	115.62
$2.10 - $174.80	2,089	6.67	$13.43	1,273	$20.06
Restricted Stock Units
We grant restricted stock units to certain employees and to our non-employee directors. Grants vest over varying terms, to a maximum of four years from the date of the grant. Awards to non-employee directors upon their initial appointment or election to the board vest in installments of 33.3% each over the first three anniversaries of the grant date, and annual awards to non-employee directors vest 100% on the first anniversary of the grant date. Unvested restricted shares are forfeited if the recipient’s employment or board term terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee of the Board of Directors.
Activity for our restricted stock award units is as follows:

	Restricted Stock Units (in thousands)	Weighted Average Grant-Date Fair Value per Share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Restricted stock units, September 30, 2010	771	$5.72	1.35	$2,408
Awarded	1,122	4.34
Released	(335)	5.97
Forfeited	(262)	4.68
Restricted stock units, September 30, 2011	1,296	4.66	1.38	3,823
Awarded	1,258	2.57
Released	(721)	3.99
Forfeited	(147)	3.48
Restricted stock units, September 30, 2012	1,686	3.49	1.09	4,113
Awarded	1,527	2.12
Released	(1,045)	3.19
Forfeited	(147)	2.88
Restricted stock units, September 30, 2013	2,021	$2.65	1.13	$6,143

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The impact of such withholding totaled $0.6 million for each of the years ended September 30, 2013, 2012, and 2011, and was recorded as settlement on restricted stock tax withholding in the accompanying consolidated statements of stockholders’ equity (deficit). Although shares withheld are not issued, they are treated as common stock repurchases in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.
Employee Stock Purchase Plan
We have an ESPP whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary subject to certain limits to purchase shares at the lower of 85% of the fair market value of the common stock on the date of the commencement of the offering or on the last day of the 6-month offering period. During fiscal years 2013, 2012 and 2011, a total of 952,516, 821,470 and nil shares, respectively, were purchased by and distributed to employees at a weighted average price of $1.75, $2.11 and nil per share, respectively. At fiscal 2013 year-end, we had 0.8 million shares of our common stock reserved for future issuance under the plan. The Company recognized $0.6 million, $0.6 million and $0.1 million stock compensation expense under the ESPP during the years ended September 30, 2013, 2012 and 2011, respectively. We determine the fair value of the ESPP awards using the Black-Scholes pricing model. Underlying assumptions used were as follows:

	September 30,
	2013	2012	2011
Expected life (in years)	0.5	0.5	0.5
Expected volatility (range)	47.6% - 49.8%	40.4% - 48.4%	40.4%
Expected dividend	—	—	—
Risk-free interest rate	0.11% - .14%	0.09% - .20%	.20%

NOTE 8—INCOME TAXES
The components of loss before income tax benefit for the years ended September 30, 2013, 2012 and 2011 were as follows:

	September 30,
	2013	2012	2011
	(in thousands)
(Loss) income before income taxes:
Domestic	$(23,646)	$(3,406)	$(17,451)
Foreign	1,020	2,120	2,020
	$(22,626)	$(1,286)	$(15,431)

Income tax benefit consists of the following for the years ended September 30, 2013, 2012 and 2011:

	September 30,
	2013	2012	2011
	(in thousands)
Income tax (benefit) expense:
Current:
Federal	$—	$(188)	$(248)
State	54	41	(367)
Foreign	(758)	1,510	(4)
Total current	(704)	1,363	(619)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	156	(1,537)	—
Total deferred	156	(1,537)	—
Total income tax benefit:	$(548)	$(174)	$(619)
A reconciliation of the income tax benefit by applying the statutory United States federal income tax rate to loss before income tax benefit is as follows:

	September 30,
	2013		2012		2011
	$	%	$	%	$	%
	(in thousands, except for percentages)
Federal income tax benefit at statutory rate	$(7,693)	34.0%	$(437)	34.0%	$(5,246)	34.0%
State tax benefit net of federal benefit	(536)	2.4%	(13)	1.0%	(409)	2.7%
Foreign taxes	(1,156)	5.1%	1,102	(85.7)%	5	—%
Tax credits	(438)	1.9%	(1,230)	95.6%	—	—%
Nondeductible expenses	771	(3.4)%	1,015	(78.9)%	1,108	(7.2)%
Other	87	(0.4)%	(100)	7.9%	(636)	4.2%
Change in valuation allowance	7,164	(31.7)%	(1,147)	89.2%	(568)	3.7%
Rate change/other adjustments on deferred taxes	1,253	(5.5)%	636	(49.5)%	5,127	(33.2)%
Income tax benefit	$(548)	2.4%	$(174)	13.6%	$(619)	4.0%
Our effective tax rate was 2.4% for the fiscal year ended September 30, 2013 compared to 13.6% and 4.0% for the comparable periods in the prior years. Our income tax benefit is primarily impacted by foreign taxes, a refund of withholding taxes on foreign income that would have been creditable against United States income taxes, and certain nondeductible interest and share based expenses. The income tax benefit is also impacted by the release of a portion of the valuation allowances related to certain foreign jurisdictions' deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period based on our analysis of the available positive and negative evidence.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	September 30,
	2013	2012	2011
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforward	$27,110	$55,317	$53,938
Research and development tax credits	10,574	11,533	7,887
Deferred income	2,664	1,724	—
Stock options	12,313	12,594	11,148
Fixed assets and intangible property	7,955	10,001	9,189
Inventory	2,256	2,940	3,168
Allowances and reserves	9,277	9,928	10,752
State taxes	—	—	1
Foreign tax credit/AMT credit	88	1,398	241
Other	11	—	—
Total deferred tax assets	72,248	105,435	96,324
Deferred Tax Liabilities:
Debt amortization	(2,065)	(1,485)	(655)
Other	—	(5)	(2,998)
Total deferred tax liabilities	$(2,065)	$(1,490)	$(3,653)
Net deferred income taxes	70,183	103,945	92,671
Valuation allowance	(68,802)	(102,408)	(92,671)
Total deferred tax asset	$1,381	$1,537	$—

At September 30, 2013, we had approximately $37.6 million, $32.6 million, and $133.7 million of federal, state, and foreign Net Operating Losses (“NOLs”), respectively, that can be used in future tax years. We also have available federal and state research and development tax credit carryforwards of approximately $0.4 million and $10.2 million, respectively. The federal NOLs and tax credits may be carried forward through 2033; state NOLs may be carried forward through 2033; state tax credits may be carried forward indefinitely; and foreign NOLs have various carryforward provisions in several jurisdictions.

In December 2012 , we issued 10.7 million shares of common stock in a public offering which is believed to have resulted in a Section 382 ownership change. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5%” shareholders (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Of our federal NOL amount as of September 30, 2013, $28.1 million is subject to an annual Section 382 limitation of $1.4 million due to the December 2012 ownership change. Since we maintain a full valuation allowance on all of our U.S. and state deferred tax assets, the impact of the ownership change on the future realizability of our U.S. and state deferred tax assets did not result in an impact to our provision for income taxes for the year ended September 30, 2013, or on our net deferred tax asset as of September 30, 2013.

In June 2013, we issued an additional 18.7 million shares of common stock in a public offering. We are in the process of evaluating whether the offering caused a Section 382 ownership change. If an additional ownership change did occur or does occur in the future, our ability to utilize our NOL carryforwards and other deferred tax assets to offset future taxable income may be further limited and the value and recoverability of our NOLs and other deferred tax assets could be further diminished.

We analyzed our need to maintain the valuation allowance against our otherwise recognizable deferred tax assets in the federal, state, and foreign jurisdictions and have recorded a total valuation allowance of $68.8 million of as September 30, 2013, which represents a decrease of $33.6 million from the prior fiscal year. Because we have historically experienced net tax losses, the benefits of which resulted in recognized deferred tax assets, we have placed a $58.0 million valuation allowance against all of our otherwise recognizable deferred tax assets in the federal and state jurisdictions. Furthermore, we have also placed a $10.8 million valuation allowance against most of our deferred tax assets in our foreign jurisdictions as we have concluded that it is more likely than not that the majority of our foreign deferred tax assets will not be realized.

Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The total amount of gross unrecognized tax benefits was approximately $10.6 million as of September 30, 2013 and approximately $10.8 million as of September 30, 2012. The total amount of gross unrecognized tax benefits decreased by $0.2 million, the majority of which related to state research and development tax credits that have not been utilized.
As of September 30, 2013, approximately $0.2 million of the $10.6 million unrecognized tax benefits related to our state tax liability is recorded in accrued expenses and other current liabilities on the consolidated balance sheets. The remaining $10.4 million, which relates to research and development tax credits that have not been utilized, is reflected as a reduction to the deferred tax asset arising from the research and development tax credits. As of September 30, 2012, approximately $0.2 million of the $10.8 million unrecognized tax benefits, related to our state tax liability, was recorded in accrued expenses and other current liabilities on the consolidated balance sheets. The remaining $10.6 million, related to research and development tax credits that have not been utilized, was reflected as a reduction to the deferred tax asset arising from the research and development tax credits.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2013	2012	2011
	(in thousands)
Beginning balance as of September 30:	$(10,822)	$(10,215)	$(10,615)
Gross decreases - tax positions in prior period	354	—	200
Gross increases - current-period tax positions	(147)	(47)	—
Gross increases - tax positions in prior period	—	(560)	—
Reductions as a result of a lapse of statute of limitations	—	—	200
Ending balance as of September 30:	$(10,615)	$(10,822)	$(10,215)
We recognize accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as income tax expense. As of September 30, 2013, there were no material interest or penalties accrued due to significant net operating losses.
We are subject to taxation in the United States and various state and foreign jurisdictions. The 2009 through 2013 tax years generally remain subject to examination by their respective tax authorities. Effectively, all our tax years in which a tax NOL is carried forward to the present are subject to examination by federal, state and foreign tax authorities. Therefore, we cannot estimate the range of unrecognized tax benefits that may significantly change within the next 12 months.

NOTE 9—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION
 We manage and operate our business through one operating segment.
 Net revenue from customers equal to or greater than 10% of total net revenues is as follows:

	September 30,
	2013	2012	2011
Nu Horizons Electronics **	*	13.5%	20.6%
WPG Holdings**	17.7%	10.7%	*
Huawei	*	*	10.3%
 __________________________________________________
*Less than 10% of total net revenues for period indicated.
**Distributors

Net revenue by geographic area is as follows:

	September 30,
	2013	2012	2011
	(in thousands)
United States	$28,454	$41,559	$51,698
Asia Pacific	61,454	62,260	63,923
EMEA*	13,865	15,664	25,346
Total net revenues	$103,773	$119,483	$140,967
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
We also classify our product revenues based on our three product lines: (i) Connectivity, (ii) Ethernet switching and (iii) Transport processing. Product revenues by product lines are as follows:

	September 30,
	2013	2012	2011
	(in thousands)
Connectivity	$42,885	$52,933	$67,734
Ethernet switching	38,675	32,607	37,940
Transport processing	19,774	24,380	27,068
Product revenues	$101,334	$109,920	$132,742

Long-lived assets (excluding intangible assets) are summarized as follows:

	September 30,
	2013	2012
	(in thousands)
Located within the United States	$5,040	$6,034
Located outside the United States	1,492	1,928
	$6,532	$7,962

NOTE 10—RETIREMENT SAVINGS PLAN
We have a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. The contributions are fully vested and non-forfeitable at all times. No amounts contributed by participants to the plan were matched by us for the periods presented. In compliance with governing regulations, we made contributions to the retirement savings plans of employees of our foreign subsidiaries in the amount of $0.8 million for fiscal year 2013, $0.7 million for fiscal year 2012, and $0.7 million for fiscal year 2011.

NOTE 11—COMMITMENTS
Operating Leases and Software Licenses
We lease facilities under non-cancellable operating leases. The leases expire at various dates through fiscal year 2016 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance, maintenance costs or provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight line basis over the applicable lease term. Lease incentives received are recognized as a reduction of rental expense on a straight-line basis over the term of the lease. Rent expense, including common area maintenance expense, under operating leases totaled $3.5 million for fiscal year 2013, $3.0 million for fiscal year 2012, and $3.8 million for fiscal year 2011.
Software license commitments represent non-cancellable licenses of intellectual property from third‑parties used in the development of our products.
Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year and software licenses are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Operating leases	$2,068	$1,128	$199	$—	$—	$—	$3,395
Software licenses	8,147	6,689	2,800	2,800	2,800	—	23,236
Total	$10,215	$7,817	$2,999	$2,800	$2,800	$—	$26,631

NOTE 12—CONTINGENCIES
We are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Related legal defense costs are expensed as incurred.
During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We review our exposure under these agreements no less than annually, or more frequently when events indicate. Except for our established warranty reserves, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position. Accordingly, except for established warranty reserves, we have not recorded any liabilities for these agreements as of September 30, 2013 and September 30, 2012.
Patents and Technology Licenses
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
General Contractual Indemnities/Products Liability
During the normal course of business, we enter into contracts with customers where we agreed to indemnify the other party for personal injury or property damage caused by our products. Our indemnification obligations under such agreements are not generally limited in amount or duration. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed, we are unable to determine the maximum amount of losses that we could incur relating to such indemnities. Historically, any amounts payable pursuant to such indemnities have not had a material negative effect our business, financial condition or results of operations. We maintain general and product liability insurance which may provide a source of recovery to us in the event of an indemnification claim.

NOTE 13—SUBSEQUENT EVENT
On November 5, 2013, we amended the credit agreement for our Term A and B Loans. In connection with the Amendment, we repurchased $13.7 million principal amount of our 2014 Debentures. The terms of the Amendment are discussed in Note 4.

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth the consolidated statements of operations for each of our last eight quarters. This quarterly information is derived from unaudited interim financial statements and has been prepared on the same basis as the annual consolidated financial statements. The per-share computation for the fiscal year is a separate, annual calculation. Accordingly, the sum of the quarterly per-share amounts does not necessarily equal the annual per-share amount. In management's opinion, this quarterly information reflects all adjustments necessary for fair presentation of the information for the periods presented. The operating results for any quarter are not indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands)
Fiscal Year 2013:
Net revenues:
Product revenues	$23,905	$24,689	$26,285	$26,455	$101,334
Intellectual property revenues	1,822	64	133	420	2,439
Net revenues	25,727	24,753	26,418	26,875	103,773
Cost of product revenues	10,975	11,369	11,666	12,753	46,763
Loss from operations	(3,819)	(3,872)	(4,291)	(3,492)	(15,474)
Net loss	(5,032)	(4,847)	(6,434)	(5,765)	(22,078)
Net loss per share:
Basic and diluted	$(0.18)	$(0.13)	$(0.17)	$(0.10)	$(0.55)
Weighted average shares outstanding:
Basic and diluted	28,059	37,215	38,630	57,254	40,311
Fiscal Year 2012:
Net revenues:
Product revenues	$28,942	$27,195	$25,730	$28,053	$109,920
Intellectual property revenues	1,049	2,542	4,557	1,415	9,563
Net revenues	29,991	29,737	30,287	29,468	119,483
Cost of product revenues	12,163	10,595	11,270	12,379	46,407
(Loss) income from operations	(2,116)	1,100	2,120	531	1,635
Net (loss) income	(844)	(6,196)	4,711	1,217	(1,112)
Net (loss) income per share:
Basic and diluted	$(0.03)	$(0.25)	$0.18	$0.05	$(0.04)
Diluted	$(0.03)	$(0.25)	$0.16	$0.05	$(0.04)
Weighted average shares outstanding:
Basic	24,512	25,043	25,302	25,628	25,121
Diluted	24,512	25,043	38,413	26,513	25,121
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of September 30, 2013 the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.
Attestation Report of Registered Public Accounting Firm
BDO USA, LLP, our independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on our internal control over financial reporting. BDO USA, LLP’s attestation report appears in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Camarillo, California
We have audited Vitesse Semiconductor Corporation's internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vitesse Semiconductor Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures-Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Vitesse Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitesse Semiconductor Corporation as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2013 and our report dated December 5, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
December 5, 2013

ITEM 9B. OTHER INFORMATION
None.
PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders and certain information to be included therein is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See the financial statements and financial statement schedules listed in Item 8. Financial Statements and Supplementary Data.
(a)(2)	See Schedule II “Valuation and Qualifying Accounts.”
(a)(3)	See Exhibit Index following the signature page to this Annual Report on Form 10-K.

SCHEDULE II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/Write-offs	Balance at End of Year
	(in thousands)
Year ended September 30, 2013
Deducted from accounts receivable:
Allowance for doubtful accounts	$258	$(142)	$—	$(116)	$—
Deducted from deferred tax asset
Valuation allowance	102,408	(487)	—	(33,119)	68,802
Year ended September 30, 2012
Deducted from accounts receivable:
Allowance for doubtful accounts	2,212	(1,954)	—	—	258
Deducted from deferred tax asset
Valuation allowance	92,671	(1,147)	—	10,884	102,408
Year ended September 30, 2011
Deducted from accounts receivable:
Allowance for doubtful accounts	—	2,212	—	—	2,212
Deducted from deferred tax asset
Valuation allowance	$93,239	$(568)	$—	$—	$92,671

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 5, 2013	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

December 5, 2013	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
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

December 5, 2013	/s/ Christopher R. Gardner Christopher R. Gardner Director, President and Chief Executive Officer (Principal Executive Officer)
December 5, 2013	/s/ Martin S. McDermut Martin S. McDermut Chief Financial Officer (Principal Financial and Accounting Officer)
December 5, 2013	/s/ Mathew Frey Mathew Frey Director
December 5, 2013	/s/ Steven P. Hanson Steven P. Hanson Director
December 5, 2013	/s/ James Hugar James Hugar Director
December 5, 2013	/s/ Scot B. Jarvis Scot B. Jarvis Director
December 5, 2013	/s/ Edward Rogas, Jr. Edward Rogas, Jr. Director
December 5, 2013	/s/ Kenneth Traub Kenneth Traub Director

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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Vitesse may be found elsewhere in this Annual Report on Form 10-K and Vitesse’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	001-31614	3.1	August 9, 2010
3.2	Amended and Restated Bylaws.	8-K	001-31614	3.2	December 2, 2004
4.1	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of October 30, 2009.	8-K	001-31614	4.1	October 30, 2009
4.2	Form of 8.0% Convertible Second Lien Debentures Due 2014 (included in Exhibit 4.1).	8-K	001-31614	4.1	October 30, 2009
4.3	Guaranty, dated October 30, 2009, executed by Vitesse Manufacturing & Development Corporation and Vitesse Semiconductor Sales Corporation in favor of U.S. Bank National Association, as Trustee, under the Indenture dated October 30, 2009.	10-K/A	001-31614	4.6	January 28, 2010
10.1*	Employment Agreement between the Registrant and Christopher Gardner dated January 30, 2013.	10-Q	001-31614	10.1	August 6, 2013
10.2*	Employment Agreement, dated effective November 30, 2011, between the Registrant and Martin Nuss.	10-Q	001-31614	10.1	February 7, 2012
10.3*	Employment Agreement between the Registrant and Martin S. McDermut dated July 27, 2011.	10-K	001-31614	10.2	December 6, 2011
10.4*	Separation and General Release Agreement, dated May 17, 2012, between Registrant and Steve M. Perna.	10-Q	001-31614	10.1	August 7, 2012
10.5*	Form of Indemnity Agreement between each of the directors and the Registrant.	8-K	001-31614	10.1	August 22, 2007
10.6*†	Vitesse Semiconductor Corporation Fiscal Year 2013 Executive Bonus Plan, dated as of November 28, 2012.	10-Q	001-31614	10.1	February 5, 2013
10.7*	Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan as of September 4, 2009.	10-K/A	001-31614	10.1	January 28, 2010
10.8*	Form of Notice of Grant of Stock Options and Option Agreement under the Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan.	10-K/A	001-31614	10.1	January 28, 2010
10.9*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement under the Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan.	10-K/A	001-31614	10.2	January 28, 2010
10.10*	Vitesse Semiconductor Corporation 2010 Incentive Plan.	14A	001-31614	App. A	March 31, 2010
10.11*	Form of Notice of Grant of Stock Options and Option Agreement under the Vitesse Semiconductor Corporation 2010 Incentive Plan.	10-K	001-31614	10.2	December 6, 2011
10.12*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement under the Vitesse Semiconductor Corporation 2010 Incentive Plan.	10-K	001-31614	10.2	December 6, 2011
10.13*	Vitesse Semiconductor Corporation 2013 Incentive Plan.	8-K	001-31614	10.1	March 8, 2013
10.14*	Automatic Equity Grant Program for Eligible Directors under the Vitesse Semiconductor Corporation 2013 Incentive Plan.					X
10.15*	Form of Notice of Grant of Stock Options and Option Agreement under the Vitesse Semiconductor Corporation 2013 Stock Incentive Plan.					X
10.16*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement under the Vitesse Semiconductor Corporation 2013 Stock Incentive Plan.					X
10.17*	Vitesse Semiconductor Corporation 2011 Employee Stock Purchase Plan.	14A	000-19654	App. A	December 1, 2010
10.18	Loan Agreement, dated August 23, 2007 between the Registrant and Whitebox VSC, Ltd.	8-K	001-31614	10.3	August 29, 2007
10.19	First Amendment to Loan Agreement, dated as of October 16, 2009, among the Registrant, the Lenders named therein and Whitebox VSC Ltd., as agent.	8-K	001-31614	10.4	October 20, 2009
10.20	Second Amendment to Loan Agreement, dated as of February 4, 2011, among the Registrant, the Lenders named therein and Whitebox VSC Ltd., as agent.	10-Q	000-19654	10.1	February 8, 2011
10.21	Third Amendment to Loan Agreement, dated as of November 5, 2013, among the Registrant, the Lenders named therein and Whitebox VSC Ltd., as agent.	8-K	001-31614	10.1	November 7, 2013
10.22	Form of Letter Agreement, dated as of November 5, 2013, between Registrant and certain holders of the Registrant’s 8.0% convertible second lien debentures due October 2014.	8-K	001-31614	10.2	November 7, 2013
10.23	Intellectual Property, Assignment and License Agreement, dated October 29, 2007 between the Registrant and Maxim Integrated Products, Inc.	8-K	001-31614	10.1	October 31, 2007
21.0	List of Subsidiaries.					X
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X
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