Form 10-Q
period 2013-12-31
VITESSE SEMICONDUCTOR CORP
filed 2014-02-04
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

4721 Calle Carga
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

As of January 31, 2014, there were outstanding 58,247,656 shares of the registrant’s Common Stock, $0.01 par value.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2013
	(in thousands, except par value)
ASSETS
Current assets:
Cash	$48,355	$68,863
Accounts receivable	11,406	9,807
Inventory, net	12,544	10,692
Prepaid expenses and other current assets	2,946	1,897
Total current assets	75,251	91,259
Property, plant and equipment, net	3,559	3,107
Other intangible assets, net	1,169	1,170
Other assets	3,372	3,425
	$83,351	$98,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,449	$7,436
Accrued expenses and other current liabilities	11,422	12,245
Current portion of debt, net	31,694	—
Deferred revenue	2,728	2,215
Total current liabilities	55,293	21,896
Other long-term liabilities	374	407
Long-term debt, net	16,163	16,366
Convertible subordinated debt, net	—	44,384
Total liabilities	71,830	83,053
Commitments and contingencies, See note 10
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized; 57,829 and 57,545 shares outstanding at December 31, 2013 and September 30, 2013, respectively	578	575
Additional paid-in-capital	1,892,642	1,891,661
Accumulated deficit	(1,881,699)	(1,876,328)
Total stockholders’ equity	11,521	15,908
	$83,351	$98,961

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2013	2012
	(in thousands, except per share data)
Net revenues:
Product revenues	$24,863	$23,905
Intellectual property revenues	2,220	1,822
Net revenues	27,083	25,727
Costs and expenses:
Cost of product revenues	10,676	10,975
Engineering, research and development	10,679	10,504
Selling, general and administrative	7,854	7,970
Amortization of intangible assets	88	97
Costs and expenses	29,297	29,546
Loss from operations	(2,214)	(3,819)
Other expense (income):
Interest expense, net	1,704	1,970
Gain on compound embedded derivative	—	(803)
Loss on extinguishment of debt	1,594	—
Other expense (income), net	61	(31)
Other expense, net	3,359	1,136
Loss before income tax (benefit) provision	(5,573)	(4,955)
Income tax (benefit) provision	(202)	77
Net loss	$(5,371)	$(5,032)

Net loss per common share - basic and diluted	$(0.09)	$(0.18)

Weighted average common shares outstanding - basic and diluted	57,610	28,059

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Vitesse Semiconductor Corporation Stockholders' Equity
(in thousands)	Shares	Amount
Balance at September 30, 2013	57,545	$575	$1,891,661	$(1,876,328)	$15,908
Net loss	—	—	—	(5,371)	(5,371)
Compensation expense related to stock options, awards and ESPP	—	—	1,265	—	1,265
Release of restricted stock units	418	4	(4)	—	—
Repurchase and retirement of restricted stock units for payroll taxes	(134)	(1)	(342)	—	(343)
Other	—	—	62	—	62
Balance at December 31, 2013	57,829	$578	$1,892,642	$(1,881,699)	$11,521

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Cash flows used in operating activities:
Net loss	$(5,371)	$(5,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496	686
Stock-based compensation	1,265	1,143
Change in fair value of compound embedded derivative liability	—	(803)
Gain on disposal of assets	(159)	—
Loss on extinguishment of debt, net	1,594	—
Amortization of debt issuance costs	54	68
Amortization of debt discounts	512	625
Accretion of debt premiums	(9)	(42)
Change in operating assets and liabilities:
Accounts receivable	(1,599)	(198)
Inventory	(1,852)	(586)
Prepaids and other assets	(1,124)	(773)
Accounts payable	2,013	1,674
Accrued expenses and other liabilities	(856)	(824)
Deferred revenue	513	454
Net cash used in operating activities	(4,523)	(3,608)

Cash flows used in investing activities:
Capital expenditures	(884)	(161)
Proceeds from the sale of fixed assets	183	—
Payments under licensing agreements	(87)	—
Net cash used in investing activities	(788)	(161)

Cash flows (used in) provided by financing activities:
Net proceeds from the sale of common stock	—	17,213
Repurchase of 2014 Debentures	(14,606)	—
Consent fee on amendment of credit agreement	(308)	—
Repurchase and retirement of restricted stock units for payroll taxes	(343)	(254)
Other	60	(3)
Net cash (used in) provided by financing activities	(15,197)	16,956

Net (decrease) increase in cash	(20,508)	13,187
Cash at beginning of period	68,863	23,891
Cash at end of period	$48,355	$37,078

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,371	$2,262
Income taxes	25	40
Non-cash financing activities:
Equity offering costs incurred but not paid	$—	$112
Reclassification of compound embedded derivative liability to additional paid-in-capital	$—	$2,096

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1-THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Vitesse Semiconductor Corporation (“Vitesse,” the “Company,” “us,” or “we”) is a leading supplier of high-performance integrated circuits (“ICs”) that are used primarily by manufacturers of networking systems for Carrier and Enterprise networking applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, low-power and cost-competitive semiconductor products for these applications.

Vitesse was incorporated in the state of Delaware in 1987. Our headquarters are located at 4721 Calle Carga, Camarillo, California, and our phone number is (805) 388-3700. Our stock trades on the NASDAQ Global Market under the ticker symbol VTSS.

Fiscal Year

Our fiscal year is October 1 through September 30.

Basis of Presentation

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended September 30, 2013, included in our Annual Report on Form 10-K filed with the SEC on December 5, 2013.

The consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, the consolidated results of our operations and the consolidated cash flows and the changes in our stockholders’ equity. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

A portion of our product sales is made through distributors under agreements allowing for pricing credits and/or right of return. Our past history with these pricing credits and/or right of return provisions prevent us from being able to reasonably estimate the final price of our inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the fixed and determinable revenue recognition criterion has not been met at the time we deliver products allowing for pricing credits or right of returns. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. We also maintain inventory, or hub arrangements, with certain customers. Pursuant to these arrangements, we deliver products to a customer or a designated third-party warehouse based upon the customer’s projected needs, but we do not recognize revenue unless and until the customer reports that it has removed our product from the warehouse and taken title and risk of loss.

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

We derive intellectual property revenues from the sale and licensing of our intellectual property, maintenance and support, and royalty revenue following the sale by our licensees of products incorporating the licensed technology. We enter into intellectual property licensing agreements that generally provide licensees the right to incorporate our intellectual property components in their products with terms and conditions that vary by licensee. Our intellectual property licensing agreements may include multiple elements with an intellectual property license bundled with support services. For such multiple element intellectual property licensing arrangements, we follow the guidance in ASC Topic 605-25, Multiple-Element Arrangements, to determine whether there is more than one unit of accounting.

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

Engineering, Research and Development Costs

Engineering, research and development (“R&D”) costs are expensed when incurred. R&D expenses consist primarily of compensation expenses for employees and contractors engaged in research, design and development activities. R&D expenses also include costs of mask tooling, which we fully expense in the period, electronic design automation tools, software licensing contracts, subcontracting and fabrication, depreciation and amortization, and overhead including facilities expenses.
Intellectual property purchased from third-parties is capitalized and amortized over the useful life of the intellectual property.
Marketing Costs

All of the costs related to marketing and advertising our products are expensed as incurred or at the time the marketing takes place.

Stock Based Compensation

ASC Topic 718, Compensation-Stock Compensation requires that all stock-based payments to employees, including grants of employee stock options and employee stock purchase rights, be recognized in the financial statements based on their respective grant date fair values. The benefits of tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow, rather than operating cash flow, as required under previous literature. It is also required to calculate the compensation cost of full-value awards such as restricted stock based on the market value of the underlying stock at the date of the grant. We estimate the expected life of a stock award as the period of time that the award is expected to be outstanding. Expected lives are estimated in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC. We are further required to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We estimate the fair value of each award as of the date of grant using various option pricing models, primarily the Black-Scholes option pricing model that was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The models consider, among other factors, the expected life of the award and the expected volatility of our stock price. Although the models meet the accounting guidance requirements, the fair values generated by the models may not be indicative of the actual fair values of our awards, as they do not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

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

Other Income, Net

Other income, net, consists of interest income, foreign exchange gains and losses, and other non-operating gains and losses.

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

Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

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

Our current debt is comprised of our convertible subordinated debentures (“2014 Debentures”), of which the total principal amount of $32.8 million is due in October 2014. Our long-term debt is comprised of our senior term loans (the “Term A Loan” and “Term B Loan”, which we collectively refer to as our “Term A and B Loans”) which have a total principal amount of $17.2 million due on August 31, 2016. We intend to use our existing cash to repay our 2014 Debentures on or before their maturity in October 2014, which will achieve our objective of reducing our outstanding indebtedness but will also reduce our cash balances. While we believe that our existing sources of liquidity, along with cash expected to be generated from revenues, will be sufficient to fund our operations for at least the next 12 months after repayment of the 2014 Debentures, this ultimately may not be the case. If we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and accounts receivable. Cash consists of demand deposits maintained with several financial institutions, which often exceed Federal Deposit Insurance Corporation limits of $250,000. We have never experienced any losses related to these balances; however, our balances are significantly in excess of insured limits.

At December 31, 2013, there were three customers that accounted for 52.8% of accounts receivable. At September 30, 2013, there were four customers that accounted for 63.1% of accounts receivable. We believe that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by our credit evaluation process, relatively short collection periods and maintaining an allowance for anticipated losses. We generally do not require collateral security for outstanding amounts.

We currently purchase wafers from a limited number of vendors. Additionally, since we do not maintain manufacturing facilities, we depend upon close relationships with contract manufacturers to assemble our products. We believe there are other vendors who can provide the same quality wafers at competitive prices and other contract manufacturers that can provide comparable services at competitive prices. We anticipate the continued use of a limited number of vendors and contract manufacturers in the near future. We are also dependent upon third-parties for our probe testing. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. We believe that in addition to the vendors currently utilized by us, other vendors would be able to provide these services.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and presented net of the allowance for doubtful accounts; they do not bear interest. We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our allowance for doubtful accounts was nil as of December 31, 2013 and September 30, 2013, respectively.

Inventory

Inventories are stated at lower of cost or market and consist of materials, labor and overhead. Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method. Costs include the costs of purchased finished products, sorted wafers, and outsourced assembly, testing, and internal overhead. We evaluate inventories for excess quantities and obsolescence. Our evaluation considers market and economic conditions; technology changes, new product introductions, and changes in strategic business direction; and requires estimates that may include elements that are uncertain. In order to state the inventory at lower of cost or market, we maintain reserves against individual stocking units. Inventory write-downs, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of product revenues sold in the period the revision is made.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ remaining estimated useful lives, ranging from three to five years for machinery and equipment, including product tooling; and the shorter of lease terms or estimated useful lives for leasehold improvements. When property, plant and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains and losses from retirements and asset disposals are recorded in selling, general and administrative (“SG&A”) expenses.

We evaluate the recoverability of property, plant and equipment in accordance with ASC Topic 360, Property, Plant, and Equipment. We perform periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property, plant and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property, plant and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

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

Fair Value

ASC Topic 820, Fair Value Measurements (“ASC 820”) establishes a framework for measuring fair value and requires disclosures about fair value measurement. ASC 820 emphasizes that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

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

Senior Term B Loan

At its inception, the fair value of the Term B Loan was computed using a binomial lattice model. The valuation was determined using Level 3 inputs. The valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes, and trading information of our common stock into which the Term B Loan is convertible.

Convertible Subordinated Debt

We use a binomial-lattice model to estimate the fair value of our 2014 Debentures. At inception, the 2014 Debentures required bifurcation and accounting at fair value because the economic and contractual characteristics of the compound embedded derivative met the criteria for bifurcation and separate accounting due to the conversion price not being indexed to our own stock. As more fully described in Note 4, the 2014 Debentures no longer require bifurcation and a final valuation of the compound embedded derivative was completed in October 2012.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. We do not expect the adoption of this standard to have a material impact on our unaudited condensed consolidated financial position and results of operations.

NOTE 2-COMPUTATION OF NET LOSS PER SHARE

For the three months ended December 31, 2013 and 2012, we recorded a net loss. As such, all outstanding potential common shares were excluded from the diluted earnings per share computation.
The following potentially dilutive common shares are excluded from the computation of net loss per share.

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Outstanding stock options	3,038	1,724
Outstanding restricted stock units	3,034	1,228
ESPP shares	365	506
Convertible preferred stock	—	674
2014 Debentures	7,298	10,332
Term B Loan	1,887	1,887
Total potential common stock excluded from calculation	15,622	16,351

NOTE 3-INVENTORY, NET

	December 31, 2013	September 30, 2013
	(in thousands)
Inventory, net:
Raw materials	$1,307	$1,220
Work-in-process	5,054	3,652
Finished goods	6,183	5,820
Total	$12,544	$10,692

NOTE 4-DEBT

	December 31, 2013	September 30, 2013
	(in thousands)
Term A Loan, bearing interest at 9.0% and 10.5% as of December 31, 2013 and September 30, 2013, respectively, due August 2016	$7,768	$7,919
Term B Loan, convertible, bearing interest at 9.0% and 8.0% as of December 31, 2013 and September 30, 2013, respectively, due August 2016	8,394	8,444
Other	1	3
Long-term debt, net	16,163	16,366
2014 Debentures, convertible, 8.0% fixed-rate notes, due October 2014	31,694	44,384
Total debt, net	$47,857	$60,750

Additional information about our debt is as follows:

	Term A Loan	Term B Loan	2014 Debentures
	(in thousands)
Principal	$7,857	$9,342	$32,843
Unamortized debt discount	(89)	(948)	(1,149)
Carrying value	$7,768	$8,394	$31,694

Interest payable terms	Quarterly, in arrears	Quarterly, in arrears	Semi-annually, in arrears
Annual effective interest rate	9.5%	13.7%	12.2%
Conversion rate per common share	n/a	$4.95	$4.50

The Term B Loan conversion terms are substantially similar to the conversion terms of the 2014 Debentures, as described below. At December 31, 2013, conversion of the outstanding principal amount of the Term B Loan would result in the issuance of 1.9 million shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash.

The Term A and B Loans are collateralized by substantially all of our assets.

Prepayment of the 2014 Debentures is permitted at 100% of the principal amount plus accrued and unpaid interest if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. At December 31, 2013, conversion of the outstanding principal amount of the 2014 Debentures would result in the issuance of 7.3 million shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash. The compound embedded derivative, which expired October 30, 2012, was comprised of the conversion option and a make-whole payment for foregone interest if the holder converted the debenture early. Upon expiration of the make-whole payment for forgone interest, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature were indexed to our own stock.

A final valuation was completed on October 30, 2012. We recorded a gain of $0.8 million into earnings due to the change in value and reclassified the final liability value of $2.1 million, from other long-term liabilities, to equity. The 2014 Debentures are collateralized by a second priority interest in substantially all of our assets.

The credit agreements for the Term A and B Loans and 2014 Debentures provide for customary restrictions and limitations on our ability to incur indebtedness and liens on property, make restricted payments or investments, enter into mergers or consolidations, conduct asset sales, pay dividends or distributions and enter into specified transactions and activities, and also contain other customary default provisions. The agreements provide that we must repurchase, at the option of the holders, indebtedness at its principal amounts plus accrued and unpaid interest upon the occurrence of a fundamental change involving us, as described in the agreements. Upon the occurrence of a fundamental change involving us, the holders of the 2014 Debentures and the Term B Loan may be entitled to receive a “make-whole premium” if they convert their 2014 Debentures or Term B Loan into common stock, payable in additional shares of common stock, if the trading price of our common stock is between $3.20 and $6 per share. Upon the occurrence of certain change in control events, the holders of the Term A and B Loans may require us to redeem all or a portion of the loans at 100% of the principal amount plus accrued and unpaid interest. We were in compliance with all covenants as of December 31, 2013.

On November 5, 2013, we amended the credit agreement for the Term A and B Loans (the “Amendment”). The Amendment extends the maturity dates of our outstanding Term A Loan and Term B Loan from February 4, 2014 and October 30, 2014, respectively, to August 31, 2016, and also provides that the Term A and B Loans will each bear interest in cash at 9.0% per annum payable quarterly in arrears. The Amendment provides us with a right to optionally prepay the Term A and B Loans in whole or in part, at any time and from time-to-time, subject to the payment of a prepayment fee. The prepayment fee is 5% of the aggregate principal amount repaid for prepayments made prior to October 30, 2014, 3% for prepayments made on or after October 30, 2014 but prior to October 30, 2015, and 2% for prepayment made on or after October 30, 2015. The credit agreement for the Term A and B Loans continue to require that we prepay the Term A and B Loans upon the occurrence of certain prepayment events, but the Amendment provides us with greater flexibility to sell assets and use the resulting proceeds for purposes other than repaying the Term A and B Loans after repayment of our 2014 Debentures.

The Amendment provides us with the right, so long as no event of default exists under the credit agreement for the Term A and B Loans, to purchase, repay, redeem, or defease any or all of the 2014 Debentures. In addition, the Amendment requires us to maintain an unrestricted cash balance of $8.0 million and achieve minimum quarterly revenues of $10.0 million.
The credit agreement for the Term A and B Loans continues to provide the lenders with the right to convert the Term B Loan into shares of our common stock at a conversion price of $4.95 per share through October 30, 2014. After that date, the lenders will not have the right to convert the Term B Loan into common stock.
In connection with the Amendment, we paid the lenders a consent fee of $0.3 million which was recorded as a debt discount and will be amortized over the remaining term of the Term A and B Loans. Additionally, in connection with the Amendment we repurchased $13.7 million principal amount of our 2014 Debentures at 107% of the principal amount thereof plus accrued interest, which eliminated the potential issuance of approximately 3.0 million dilutive common shares. After this transaction, $32.8 million principal amount of 2014 Debentures remain outstanding. We recorded a loss on extinguishment of debt in the amount of $1.6 million related to the repurchase of the 2014 Debentures.

Debt Maturities

Maturity of our total aggregated outstanding debt is as follows:

Fiscal Year	(in thousands)
2014	$—
2015	32,843
2016	17,199
Total	$50,042

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

NOTE 5-FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2014	2013
	(in thousands)
Beginning balance September 30	$—	$2,899
Transfer to equity	—	(2,096)
Total net gains included in earnings	—	(803)
Ending balance December 31	$—	$—

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

We use a binomial-lattice model to estimate fair values of our financial instruments. The key unobservable input utilized in the model for our Term B Loan and 2014 Debentures includes a discount rate of 5.9% . The estimated fair value of our Term A Loan is determined using Level 3 inputs based primarily on the comparability of its terms to the terms we could obtain, for similar instruments, in the current market.

The estimated fair values of our financial instruments are as follows:

	December 31, 2013		September 30, 2013
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Term A Loan	$7,768	$8,531	$7,919	$8,165
Term B Loan	8,394	10,350	8,444	9,781
2014 Debentures	31,694	34,691	44,384	49,282

NOTE 6-STOCKHOLDERS’ EQUITY

Authorized Capital Stock

We are authorized to issue up to 250 million shares of common stock, par value $0.01, per share, of which 19.5 million shares are reserved for future potential issuance upon conversion of debt, 9.0 million shares of common stock have been reserved for issuance under our stock compensation plans, and 0.8 million remaining shares of common stock are reserved for issuance under our ESPP.

We are authorized to issue up to 10 million shares of preferred stock, with a par value of $0.01 per share and none were outstanding.

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

NOTE 7-STOCK BASED COMPENSATION

Stock Options

We have in effect one stock incentive plan, the 2013 Incentive Plan (the “Plan”) under which non-qualified stock options and restricted stock units have been granted to employees and non-employee directors. Options generally expire 10 years from the date of grant.

The Compensation Committee of the Board of Directors determines the stock based compensation grants. The exercise price of options is the closing price on the date the options are granted. The fair value of each option grant is generally estimated on the date of the grant using the Black-Scholes option-pricing model.

Under the Plan, we have 1.6 million shares available for future grant as of December 31, 2013. The Plan permits the grant of stock options, stock appreciation rights, stock awards, performance awards, restricted stock and stock units, and other stock and cash-based awards. The Plan uses a “fungible share” concept, pursuant to which shares that are subject to appreciation awards (such as stock options and stock appreciation rights) are counted against the Plan share limit on a 1-for-1 basis for every such share subject to appreciation awards, and shares that are subject to full value awards (such as awards of stock, restricted stock and restricted stock units) are counted against the Plan share limit at a ratio of 1.5 shares for every share subject to the full value award.

As of December 31, 2013, none of our stock-based awards are classified as liabilities. We did not capitalize any stock-based compensation cost.

Compensation cost related to our Plan and ESPP is as follows:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Cost of revenues	$184	$154
Engineering, research and development	485	386
Selling, general and administrative	596	603
Total stock-based compensation expense	$1,265	$1,143

As of December 31, 2013, there was $9.4 million of unrecognized stock-based compensation expense related to non-vested stock options, restricted stock units and our ESPP. The weighted average period over which the unearned stock-based compensation for stock options and restricted stock units expected to be recognized is approximately 1.9 years and 2.4 years, respectively. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards and our stock price increases.

Activity in stock option awards is as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, September 30, 2013	2,089	$13.43	6.67	$591
Granted	1,014	2.53
Exercised	—	—
Cancelled or expired	(65)	112.84
Options outstanding, December 31, 2013	3,038	7.64	7.73	886
Options exercisable, December 31 2013	1,377	$13.56	5.86	$177

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $2.92 as of December 31, 2013, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. There were 0.4 million in-the-money stock options that were exercisable as of December 31, 2013.

Expected volatility used to estimate the fair value of options granted is based on the historical volatility of our common stock. The risk-free interest rate is based on the United States Treasury constant maturity rate for the expected life of the stock option. The expected life of a stock award is the period of time that the award is expected to be outstanding. Expected lives are estimated in accordance with SAB No. 107, as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC.

The per share fair values of time-based stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	Three Months Ended December 31,
	2013	2012
Expected life (in years)	5.79	6.08
Expected volatility	81.5%	80.5%
Expected dividend	—	—
Risk-free interest rate	1.7%	0.9%

The weighted average fair value at the date of grant of time-based options granted in the three months ended December 31, 2013 and 2012 was $1.75 and $1.47, respectively.
On December 10, 2013, we granted 500,000 market-based stock options at an exercise price of $2.53 to executive officers. The market-based options vest if either of the following conditions is met prior to December 10, 2018: (i) the closing price of our Common Stock equals or exceeds twice the exercise price of $2.53 for 30 consecutive trading days; or (ii) a change in control occurs where the Company’s stockholders receive in consideration of their shares of Common Stock cash or other consideration with a value at least equal to twice the exercise price of $2.53. We evaluate stock awards with market conditions as to the probability that the market conditions will be met and estimates the date at which the market conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. We used the following assumptions to estimate the fair value of the options: expected life of 1.3 years, expected volatility of 80.0%, a zero dividend rate, and a risk-free rate of 2.79%. The market-based options had a grant date per share fair value of $1.86.

The following table provides additional information in regards to options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$2.10 - $2.26	453	9.17	$2.11	105	$2.11
2.53	995	9.94	2.53	—	—
2.54 - 4.36	775	7.53	3.44	563	3.48
4.60 - 48.00	621	5.44	9.16	515	9.98
48.40 - 145.40	194	1.09	58.61	194	58.61
$2.10 - $145.40	3,038	7.73	$7.64	1,377	$13.56

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

Activity for our restricted stock award units is as follows:

	Restricted Stock Units (in thousands)	Weighted Average Grant-Date Fair Value per Share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Restricted stock units, September 30, 2013	2,021	$2.65	1.13	$6,143
Awarded	1,441	2.54
Released	(418)	3.30
Forfeited	(10)	2.43
Restricted stock units, December 31, 2013	3,034	$2.51	1.30	$8,860

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The impact of such withholding totaled $0.3 million for each of the three months ended December 31, 2013 and 2012, and was recorded as settlement on restricted stock tax withholding in the accompanying unaudited consolidated statements of stockholders’ equity. Although shares withheld are not issued, they are treated as common stock repurchases in our unaudited consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

Employee Stock Purchase Plan

Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15% of their regular base salary subject to certain limits to purchase shares at the lower of 85% of the fair market value of the common stock on the date of the commencement of the offering or on the last day of the 6-month offering period. As of December 31, 2013, the ESPP had 0.8 million shares of our common stock reserved for future issuance under the plan. On January 31, 2014, 0.4 million shares were issued at a price per share of $2.46, a 15% discount to the share price on August 1, 2013, the commencement date for the purchase period that ended January 31, 2014. We recognized $0.2 million and $0.1 million of stock compensation expense under the ESPP during the three months ended December 31, 2013 and 2012, respectively. We determine the fair value of the ESPP awards using the Black-Scholes pricing model. Underlying assumptions used were as follows:

	Three Months Ended December 31,
	2013	2012
Expected life (in years)	0.5	0.5
Expected volatility	50.3%	47.6%
Expected dividend	—	—
Risk-free interest rate	0.08%	0.14%

As of December 31, 2013, approximately 36.0% of the eligible employees participated in our stock purchase plan.

NOTE 8-INCOME TAXES

The income tax (benefit) provision as a percentage of loss from operations before income taxes was (3.6)% for the three months ended December 31, 2013 compared to 1.6% for the comparable period in the prior year. Our income tax benefit is primarily impacted by foreign taxes, certain nondeductible interest and share based expenses. The income tax benefit is also impacted by the release of a portion of the valuation allowance related to certain foreign jurisdictions' deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period based on our analysis of the available positive and negative evidence.

At December 31, 2013, we had approximately $41.5 million, $32.7 million, and $133.4 million of federal, state, and foreign Net Operating Losses (“NOLs”), respectively, that can be used in future tax years. In December 2012, we issued 10.7 million shares of common stock in a public offering which is believed to have resulted in a Section 382 ownership change. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5%” shareholders (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Of our federal NOL amount as of December 31, 2013, $28.1 million is subject to an annual Section 382 limitation of $1.4 million due to the December 2012 ownership change. Since we maintain a full valuation allowance on all of our U.S. and state deferred tax assets, the impact of the ownership change on the future realizability of our U.S. and state deferred tax assets did not result in an impact to our provision for income taxes for the three months ended ended December 31, 2013, or on our net deferred tax asset as of December 31, 2013.

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

NOTE 9-SEGMENT AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers that were equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended December 31,
	2013	2012
WPG Holdings**	18.4%	13.2%
Nu Horizons Electronics**	*	12.3%
Huawei	*	11.0%
 __________________________________________________
*Less than 10% of total net revenues for period indicated.
**Distributor

Net revenues by geographic area are as follows:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
United States	$6,559	$10,905
Asia Pacific	16,786	12,064
Europe, Middle East and Africa	3,738	2,758
Total net revenues	$27,083	$25,727

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

We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing. Product revenues by product line are as follows:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Connectivity	$8,949	10,138
Ethernet switching	11,336	8,306
Transport processing	4,578	5,461
Product revenues	$24,863	$23,905

NOTE 10-COMMITMENTS AND CONTINGENCIES

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
Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year and software licenses are as follows:

	Remaining in 2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Operating leases	$1,639	$1,568	$343	$—	$—	$—	$3,550
Software licenses	5,346	6,736	2,847	2,800	2,800	—	20,529
Total	$6,985	$8,304	$3,190	$2,800	$2,800	$—	$24,079

From time-to-time, we are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Although the ultimate outcome of these matters cannot be determined, we believe that as of December 31, 2013, the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity. Related legal defense costs are expensed as incurred.

During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We review our exposure under these agreements no less than annually, or more frequently when events indicate. Except for our established warranty reserves, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position. Accordingly, except for established warranty reserves, we have not recorded any liabilities for these agreements as of December 31, 2013 and September 30, 2013.

Patents and Licenses

We have entered into various licensing agreements requiring primarily fixed fee royalty payments. In the event that we fail to pay any annual royalties, these licenses may automatically be terminated.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report, as well as in our Annual Report on Form 10-K for the year ended September 30, 2013 (“Annual Report”) and in our other filings with the SEC, which discuss our business in greater detail.

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
Both bandwidth demands and complexity, driven by the introduction of new content-rich services, the convergence of voice, video and data, and enhanced 4G/LTE mobile networks, have risen dramatically in Carrier and Enterprise networks . Media-rich devices, such as smartphones and game consoles, require increased bandwidth. New Enterprise deployment options, such as Cloud-based services and social media and telepresence, also spur demand. More recently, there is a trend for increased Ethernet deployment within networks used in Industrial and Military networking, automotive transport, and future Smart Grid applications, collectively referred to as the Internet of Things (“IoT”).
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

Realization of Our Transition Strategy

Several years ago, we embarked on the strategic mission of re-inventing Vitesse to take advantage of the dramatic ongoing transformation of our target networking markets. Our objective is to be the leading supplier of high-performance ICs for the global communications infrastructure markets. In an effort to diversify ourselves and provide new opportunities for growth, we re-positioned our R&D teams and invested heavily to enter new markets, develop new products, and penetrate new customers. Over the last three years we have seen consistent growth in this new product portfolio, which reached 33% of our total product revenues by the end of fiscal 2013.
To continue to grow our new product revenue, we must win market share in high-growth communications market segments. In 2013, we expanded our market focus to include elements of the IoT market, which provides substantial new growth opportunities for the company.

We believe we have effectively and efficiently targeted these high-growth infrastructure markets with substantial R&D investments over the last five years. To optimize our R&D efficiency, we chose to serve large, growing, independent markets which rely increasingly on Ethernet technology: Carrier and Enterprise networks. As we are now three years into the deployment of these new products, we can see that our target markets and products were well chosen. Increasingly, we also now see opportunities for our products and technology within the IoT, where Gigabit Ethernet-based networks are emerging. There is tremendous synergy and cost savings in terms of R&D effort to provide Ethernet switch and PHY products into this emerging adjacent market.
In bringing our new products to market, our customer engagements and number of design opportunities identified by our sales team have consistently increased since 2010. Early customer adoption of our new products has exceeded our goals. In 2013, design wins for our new products increased by approximately 40% from 2012. Our new products have captured design wins at over 200 customers, including market leaders such as Alcatel-Lucent, Cisco, Ericsson, Hewlett Packard, Huawei, Juniper, Samsung, and ZTE. While many of these wins represented additional business at our most important customers, what we call “same-store-sales,” many others are wins at new customers, and reflect our growing market share. Because our products our highly complex, it takes our customers 12 to 36 months to go from sample availability to first customer shipment as customers do the necessary development work to complete and qualify their systems in the network. Since it typically takes an additional 12 to 24 months to ramp into full production, we believe design wins represent a good leading indicator of potential future revenues.
In 2013, we introduced the third-generation of both our switch engine and PHY products. These new products allowed us to significantly increase our served markets in both Carrier, Enterprise, and IoT networking. We have become the clear choice for meeting our customers’ needs for service delivery, synchronization, security, and signal integrity.
We augment our product revenues by leveraging our substantial intellectual property portfolio to generate revenues. Our primary focus for intellectual property licensing has been our Gigabit Ethernet CuPHY and switch cores and eFEC technology. We license to non-competing third-parties in adjacent or similar markets.

Our accounting policy generally uses the “sell-through” model for sales to our distributors. The “sell-through” model recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. As such, we may have variability in our revenue from quarter-to-quarter as customers have substantial flexibility to reschedule backlog with of our distribution partners as part of the terms and conditions of sale. Our distributor sales were 52.7% , 51.6% and 44.6% of product revenue in fiscal 2013, 2012 and 2011, respectively.

In the normal course of business, we regularly assess our product portfolio to ensure it aligns with our strategy. At such time, we may determine to phase-out products and put them through “end-of-life”, or EOL. When we EOL a product, we typically provide up to six months notice for our customers to make a last-time-buy of product and six additional months to take receipt of that product. The EOL announcement can result in near-term increases in our revenues as customers typically respond to these announcements by making last-time-buys to ensure that they have adequate stock on hand to support their production forecast.
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

We have also streamlined our R&D and SG&A organizations, reducing expenses almost 25% over the past three fiscal years. We leverage top-level consultants to help us achieve short-term design goals while ensuring we maintain our in-house engineering talent to drive our overall corporate objectives.

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

We believe that our critical accounting policies and estimates, as described in our Annual Report on Form 10-K for the year ended September 30, 2013, are our most critical accounting policies and are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these policies during the three months ended December 31, 2013.

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements see “The Company and Its Significant Accounting Policies” footnote in the accompanying notes to the unaudited consolidated financial statements.

Results of Operations for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012

The following table sets forth certain Unaudited Consolidated Statements of Operations data for the periods indicated.
The percentages in the table are based on net revenues.

	Three Months Ended December 31,
	2013		2012
	$	%	$	%
	(in thousands, except for percentages)
Net revenues:
Product revenues	$24,863	91.8%	$23,905	92.9%
Intellectual property revenues	2,220	8.2%	1,822	7.1%
Net revenues	27,083	100.0%	25,727	100.0%
Costs and expenses:
Cost of product revenues	10,676	39.4%	10,975	42.7%
Engineering, research and development	10,679	39.4%	10,504	40.8%
Selling, general and administrative	7,854	29.0%	7,970	30.9%
Amortization of intangible assets	88	0.3%	97	0.4%
Costs and expenses	29,297	108.1%	29,546	114.8%
Loss from operations	(2,214)	(8.1)%	(3,819)	(14.8)%
Other expense (income):
Interest expense, net	1,704	6.3%	1,970	7.7%
Gain on compound embedded derivative	—	—%	(803)	(3.1)%
Loss on extinguishment of debt	1,594	5.9%	—	—%
Other expense (income), net	61	0.2%	(31)	(0.1)%
Other expense, net	3,359	12.4%	1,136	4.5%
Loss before income tax (benefit) provision	(5,573)	(20.5)%	(4,955)	(19.3)%
Income tax (benefit) provision	(202)	(0.7)%	77	0.3%
Net loss	$(5,371)	(19.8)%	$(5,032)	(19.6)%

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

The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products, capacity constraints at our suppliers, EOL product decisions, and general economic conditions. Therefore, our revenues for the three months ended December 31, 2013 may not necessarily be indicative of future revenues.

Product revenues by market are as follows:

	Three Months Ended December 31,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$12,939	52.1%	$13,978	58.5%	$(1,039)	(7.4)%
Enterprise networking	11,767	47.3%	9,659	40.4%	2,108	21.8%
Non-core	157	0.6%	268	1.1%	(111)	(41.4)%
Product revenues	$24,863	100.0%	$23,905	100.0%	$958	4.0%

The lower Carrier networking revenues is largely attributable to a decrease in sales of some of our mature crosspoint switches and SONET framers, which went through EOL in the prior period. Partially offsetting the decreases is an increase in sales of our new Connectivity products, which more than doubled.

The higher Enterprise networking revenues is primarily due to increases in sales of our new switches and a five-fold increase in sales of our new 10G Ethernet PHYs.

In fiscal 2012, a number of older products went through EOL. Revenues from these EOL products totaled $3.4 million and $4.5 million in the three months ended December 31, 2013 and 2012, respectively.

We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing.

Product revenues by product line are as follows:

	Three Months Ended December 31,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$8,949	36.0%	$10,138	42.5%	$(1,189)	(11.7)%
Ethernet switching	11,336	45.6%	8,306	34.7%	3,030	36.5%
Transport processing	4,578	18.4%	5,461	22.8%	(883)	(16.2)%
Product revenues	$24,863	100.0%	$23,905	100.0%	$958	4.0%

The lower Connectivity revenues is largely attributable to a decrease in some of our mature crosspoint switches, partially offset by a five-fold increase in sales of our new 10G Ethernet PHYs.

The higher Ethernet switching revenues is largely attributable to an increase in sales of our new switches and new and mature 1GbE copper PHYs.

The lower Transport processing revenues is largely attributable to decreased sales of SONET framers that went through EOL in the prior period. This decrease is partially offset by growth in our OTN mappers.

Intellectual Property Revenues

	Three Months Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$2,220	8.2%	$1,822	7.1%	$398	21.8%

Intellectual property revenues include licenses, royalties, and sales of patents. The higher intellectual property revenues is due to increased deliveries of intellectual property. The timing and amounts of intellectual property revenues fluctuate. Expenses associated with the sale of intellectual property are included in SG&A.

Net revenues from customers that were equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended December 31,
	2013	2012
WPG Holdings**	18.4%	13.2%
Nu Horizons Electronics**	*	12.3%
Huawei	*	11.0%

______________________________________
* Less than 10% of total net revenues for period indicated.
** Distributors

Net revenues by geographic area are as follows:

	Three Months Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
United States	$6,559	24.2%	$10,905	42.4%	$(4,346)	(39.9)%
Asia Pacific	16,786	62.0%	12,064	46.9%	4,722	39.1%
Europe, Middle East and Africa	3,738	13.8%	2,758	10.7%	980	35.5%
Net revenues	$27,083	100.0%	$25,727	100.0%	$1,356	5.3%

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

Cost of Product Revenues

	Three Months Ended December 31,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$10,676	42.9%	$10,975	45.9%	$(299)	(2.7)%

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

The decrease in cost of product revenues as a percentage of product revenues resulted from an increase in switching products sales that have a lower unit cost as a percentage of revenues as compared to the prior period.

Engineering, Research and Development

	Three Months Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$10,679	39.4%	$10,504	40.8%	$175	1.7%

R&D expenses consist primarily of compensation expenses for employees and contractors engaged in research, design and development activities. R&D also includes costs of mask tooling, which we fully expense in the period, and electronic design automation tools, software licensing contracts, subcontracting and fabrication costs, depreciation and amortization, and overhead including facilities expenses.

The level of R&D expenses will vary from period-to-period, depending on timing of development projects and the purchase of masks aligned to those projects. The level of R&D expenses as a percentage of net revenues will vary, depending, in part, on the level of net revenues. Our R&D efforts are critical to maintaining a high level of new product introductions and are critical to our plans for future growth.

R&D spending for the three months ended December 31, 2013 is consistent with spending in the prior year period.

Selling, General and Administrative

	Three Months Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$7,854	29.0%	$7,970	30.9%	$(116)	(1.5)%

SG&A expenses consist primarily of compensation expense, legal and other professional fees, facilities expenses, outside labor, and communication expenses.

The decrease in SG&A expenses is due to a $0.7 million decrease in asset retirement expenses incurred in 2012 resulting from moving from our primary Camarillo facility to an adjacent building, partially offset by increased spending to move our primary test operation from Singapore to Taiwan in 2013.

Interest Expense, Net

	Three Months Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$1,704	6.3%	$1,970	7.7%	$(266)	(13.5)%

Interest expense, net is comprised of cash interest expense, amortization of debt discount, premium, and debt issuance cost, net of interest income. Interest expense, net decreased primarily due to the repurchase in November 2013 of $13.7 million principal amount of our 2014 Debentures.

Gain on Compound Embedded Derivative

	Three Months Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$—	—%	$(803)	(3.1)%	$803	(100.0)%

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

Loss on Extinguishment of Debt

	Three Months Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$1,594	5.9%	$—	—%	$1,594	100.0%

The loss on extinguishment of debt is due to the repurchase in November 2013 of $13.7 million principal amount of our 2014 Debentures at 107% of the principal amount thereof.

Income Tax Benefit

	Three Months Ended December 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) provision	$(202)	(0.7)%	$77	0.3%	$(279)	(362.3)%

Our effective tax rate is primarily impacted by certain foreign taxes, certain nondeductible interest and share based expenses and the release of a portion of the evaluation allowance related to certain foreign jurisdictions’ deferred tax assets as such balance were more likely than not realizable within the applicable carryforward period. Our effective tax rate for the three months ended December 31, 2013 was (3.6)% which was lower than the federal and state statutory rate due to the projected federal and state losses for the fiscal year as well as the related valuation allowances.

Financial Condition and Liquidity

Cash Flow Analysis

Cash decreased to $48.4 million at December 31, 2013, from $68.9 million at September 30, 2013. Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(4,523)	$(3,608)
Net cash used in investing activities	(788)	(161)
Net cash (used in) provided by financing activities	(15,197)	16,956
Net (decrease) increase in cash	(20,508)	13,187
Cash at beginning of period	68,863	23,891
Cash at end of period	$48,355	$37,078

Net Cash Used In Operating Activities

During the three months ended December 31, 2013, cash used in operations totaled $4.5 million. Excluding changes in working capital, we used $1.6 million to fund the cash portion of our net loss. We used cash to fund increases in accounts receivable, inventory and prepaid expenses and other assets totaling $4.6 million. We also used cash to paydown accrued expenses and other liabilities of $0.9 million. These uses were offset by higher accounts payable and deferred revenue totaling $2.5 million.

Accounts receivable increased $1.6 million from $9.8 million at September 30, 2013, to $11.4 million at December 31, 2013, primarily due to the timing of sales during the quarter ended December 31, 2013. Inventory levels were increased $1.9 million to $12.5 million at December 31, 2013, from $10.7 million at September 30, 2013 to meet increased demand. Accounts payable, accrued expenses and other liabilities increased by $1.1 million, from $20.1 million at September 30, 2013, to $21.2 million at December 31, 2013, due to the timing of obligations and/or payments to our vendors and other service providers. Deferred revenue increased $0.5 million from $2.2 million at September 30, 2013, to $2.7 million at December 31, 2013, due to the timing of payments from distributors.

During the three months ended December 31, 2012, cash used in operations totaled $3.6 million. Excluding changes in working capital, we used $3.3 million to fund the cash portion of our net loss. We also used cash to fund increases in accounts receivable, inventory, and prepaid expenses totaling $1.6 million. These uses were offset by higher deferred revenues, accounts payable and accrued expense liabilities totaling $1.3 million.

Inventory increased $0.5 million from $12.1 million at September 30, 2012 to $12.6 million at December 31, 2012 primarily due to increased inventories held by distributors. Accounts payable, accrued expenses and other liabilities increased by $0.9 million from $18.5 million at September 30, 2012 to $19.4 million at December 31, 2012 due to the timing of obligations and/

or payments to our vendors and other service providers. Deferred revenue increased $0.4 million from $0.9 million at September 30, 2012 to $1.3 million at December 31, 2012 due to increased shipments to distributors.

Net Cash Used In Investing Activities

Investing activities used cash in the three months ended December 31, 2013 for capital expenditures of $0.9 million and payments under licensing agreements of $0.1 million. Expenditures were partially offset by cash provided by the sale of capital assets of $0.2 million. Investing activities used cash in the three months ended December 31, 2012, for capital expenditures of $0.2 million.

Net Cash (Used in) Provided By Financing Activities

Net cash used in financing activities during the three months ended December 31, 2013, totaled $15.2 million. Cash used for the repurchase of our 2014 Debentures totaled $14.6 million. We also used cash to pay a consent fee of $0.3 million related to the November 2013 amendment of our credit agreement. Cash used for the repurchase of restricted stock units for payroll taxes on behalf of employees was $0.3 million. Net cash provided by financing activities during the three months ended December 31, 2012 totaled $17.0 million. Cash from the sale of common stock totaled $17.2 million, net of approximately $1.4 million in expenses, from the registered underwritten sale of 10,651,280 shares of common stock at $1.75 per share, based on a negotiated discount to market. Offering costs of $0.1 million were incurred, but unpaid as of December 31, 2012. Proceeds were offset by $0.3 million in cash used for the repurchase of restricted stock units for payroll taxes paid on behalf of employees.

Capital Resources, Including Debt, Contingent Liabilities and Operating Leases

Prospective Capital Needs

Our principal sources of liquidity are our existing cash, cash generated from product sales, and cash generated from the sales or licensing of our intellectual property. Our cash totaled $48.4 million at December 31, 2013. Our working capital at December 31, 2013, was $20.0 million.

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

Our current debt is comprised of our convertible subordinated debentures (“2014 Debentures”), of which the total principal amount of $32.8 million is due in October 2014. Our long-term debt is comprised of our senior term loans (the “Term A Loan” and “Term B Loan”, which we collectively refer to as our “Term A and B Loans”) which have a total principal amount of $17.2 million due on August 31, 2016. We intend to use our existing cash to repay our 2014 Debentures on or before their maturity in October 2014, which will achieve our objective of reducing our outstanding indebtedness but will also reduce our cash balances. While we believe that our existing sources of liquidity, along with cash expected to be generated from revenues, will be sufficient to fund our operations for at least the next 12 months after repayment of the 2014 Debentures, this ultimately may not be the case. If we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. There can be no assurance, however, that our efforts will be successful.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits Vitesse to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $75.0 million. The Form S-3 will expire in January 2017. To date, no securities have been issued pursuant to the registration statement.

Contractual Obligations

	Payment Obligations by Fiscal Year
	Remaining in 2014	2015	2016	2017	2018	2019 and Thereafter	Total
	(in thousands)
Convertible subordinated debt (1)	$—	$32,843	$—	$—	$—	$—	$32,843
Term A Loan (2)	—	—	7,857	—	—	—	7,857
Term B Loan (3)	—	—	9,342	—	—	—	9,342
Loan interest (4)	2,489	3,102	1,776	—	—	—	7,367
Operating leases (5)	1,639	1,568	343	—	—	—	3,550
Software licenses (6)	5,346	6,736	2,847	2,800	2,800	—	20,529
Inventory and related purchase obligations (7)	5,560	1,233	60	60	—	—	6,913
Total	$15,034	$45,482	$22,225	$2,860	$2,800	$—	$88,401
_________________________________________________

(1)	Convertible subordinated debt represents amounts due for our 8.0% convertible debentures due October 2014.

(2)	Term A Loan represents amounts due for our 9.0% fixed rate senior notes due August 31, 2016.

(3)	Term B Loan represents amounts due for our 9.0% fixed rate senior notes due August 31, 2016.

(4)	Interest payable for 2014 Debentures through 2015 and Term A and B Loans through 2016.

(5)	We lease facilities under non-cancellable operating lease agreements that expire at various dates through 2016.

(6)	Software license commitments represent non-cancellable licenses of technology from third-parties used in the development of our products.

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

Off-Balance Sheet Arrangements

At December 31, 2013, we had no material off-balance sheet arrangements, other than operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in our Annual Report on Form 10-K for the year ended September 30, 2013. There have been no material changes to these risks during the three months ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of December 31, 2013, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of December 31, 2013, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2013.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

10.1*†	Vitesse Semiconductor Corporation Fiscal Year 2014 Executive Bonus Plan, dated as of December 23, 2013.					X
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

February 4, 2014	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

February 4, 2014	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)