Form 10-Q
period 2014-03-31
VITESSE SEMICONDUCTOR CORP
filed 2014-05-06
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, there were outstanding 58,715,634 shares of the registrant’s Common Stock, $0.01 par value.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
	(in thousands, except par value)
ASSETS
Current assets:
Cash	$48,201	$68,863
Accounts receivable	9,921	9,807
Inventory, net	11,347	10,692
Prepaid expenses and other current assets	2,067	1,897
Total current assets	71,536	91,259
Property, plant and equipment, net	3,308	3,107
Other intangible assets, net	1,502	1,170
Other assets	3,652	3,425
	$79,998	$98,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,748	$7,436
Accrued expenses and other current liabilities	12,588	12,245
Current portion of debt, net	32,031	—
Deferred revenue	3,529	2,215
Total current liabilities	55,896	21,896
Other long-term liabilities	497	407
Long-term debt, net	16,243	16,366
Convertible subordinated debt, net	—	44,384
Total liabilities	72,636	83,053
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized; 58,716 and 57,545 shares outstanding at March 31, 2014 and September 30, 2013, respectively	587	575
Additional paid-in-capital	1,894,305	1,891,661
Accumulated deficit	(1,887,530)	(1,876,328)
Total stockholders’ equity	7,362	15,908
	$79,998	$98,961

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net revenues:
Product revenues	$24,869	$24,689	$49,732	$48,594
Intellectual property revenues	723	64	2,943	1,886
Net revenues	25,592	24,753	52,675	50,480
Costs and expenses:
Cost of product revenues	10,979	11,369	21,655	22,344
Engineering, research and development	10,896	9,777	21,575	20,281
Selling, general and administrative	8,005	7,390	15,859	15,360
Amortization of intangible assets	91	89	179	186
Costs and expenses	29,971	28,625	59,268	58,171
Loss from operations	(4,379)	(3,872)	(6,593)	(7,691)
Other expense (income):
Interest expense, net	1,492	1,966	3,196	3,936
Gain on compound embedded derivative	—	—	—	(803)
Loss on extinguishment of debt	—	—	1,594	—
Other expense (income), net	32	5	93	(26)
Other expense, net	1,524	1,971	4,883	3,107
Loss before income tax benefit	(5,903)	(5,843)	(11,476)	(10,798)
Income tax benefit	(72)	(996)	(274)	(919)
Net loss	$(5,831)	$(4,847)	$(11,202)	$(9,879)

Net loss per common share - basic and diluted	$(0.10)	$(0.13)	$(0.19)	$(0.30)

Weighted average common shares outstanding - basic and diluted	58,327	37,215	57,965	32,587

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Vitesse Semiconductor Corporation Stockholders' Equity
(in thousands)	Shares	Amount
Balance at September 30, 2013	57,545	$575	$1,891,661	$(1,876,328)	$15,908
Net loss	—	—	—	(11,202)	(11,202)
Compensation expense related to stock options, awards and ESPP	—	—	2,880	—	2,880
Issuance of common stock upon exercise of stock options	21	—	47	—	47
Issuance of shares under ESPP	366	4	905	—	909
Release of restricted stock units	1,161	12	(12)	—	—
Repurchase and retirement of restricted stock units for payroll taxes	(377)	(4)	(1,238)	—	(1,242)
Other	—	—	62	—	62
Balance at March 31, 2014	58,716	$587	$1,894,305	$(1,887,530)	$7,362

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows used in operating activities:
Net loss	$(11,202)	$(9,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,008	1,327
Stock-based compensation	2,880	2,149
Change in fair value of compound embedded derivative liability	—	(803)
Gain on disposal of assets	(159)	(153)
Loss on extinguishment of debt, net	1,594	—
Amortization of debt issuance costs	98	135
Amortization of debt discounts	936	1,247
Accretion of debt premiums	(15)	(83)
Change in operating assets and liabilities:
Accounts receivable	(114)	974
Inventory	(655)	(506)
Prepaids and other assets	(569)	(610)
Accounts payable	312	814
Accrued expenses and other liabilities	9	153
Deferred revenue	1,314	1,134
Net cash used in operating activities	(4,563)	(4,101)

Cash flows used in investing activities:
Capital expenditures	(1,054)	(470)
Proceeds from sale of fixed assets	183	156
Payments under licensing agreements	(87)	(98)
Net cash used in investing activities	(958)	(412)

Cash flows (used in) provided by financing activities:
Proceeds from the exercise of stock options and issuances of shares under ESPP	956	863
Net proceeds from the sale of common stock	—	17,055
Repurchase of 2014 Debentures	(14,606)	—
Consent fee on amendment of credit agreement	(308)	—
Repurchase and retirement of restricted stock units for payroll taxes	(1,242)	(378)
Other	59	(4)
Net cash (used in) provided by financing activities	(15,141)	17,536

Net (decrease) increase in cash	(20,662)	13,023
Cash at beginning of period	68,863	23,891
Cash at end of period	$48,201	$36,914

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,769	$2,664
Income taxes	39	76
Non-cash investing and financing activities:
Licensing agreement obligation incurred but not paid	$424	$—
Reclassification of compound embedded derivative liability to additional paid-in-capital	—	2,096

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

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

The consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, the consolidated results of our operations and the consolidated cash flows and the changes in our stockholders’ equity. The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

We derive intellectual property revenues from the sale and licensing of our intellectual property, maintenance and support, and royalty revenue following the sale by our licensees of products incorporating the licensed technology. We enter into intellectual property licensing agreements that generally provide licensees the right to incorporate our intellectual property components in their products with terms and conditions that vary by licensee. Our intellectual property licensing agreements may include multiple elements with an intellectual property license bundled with support services. For such multiple-element intellectual property licensing arrangements, we follow the guidance in ASC Topic 605-25, Multiple-Element Arrangements, to determine whether there is more than one unit of accounting.

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

Certain of our agreements may contain support obligations. Under such agreements, we provide unspecified fixes and technical support. No other upgrades, products, or post-contract support are provided. These arrangements may be renewable annually by the customer. Support revenue is recognized ratably over the period during which the obligation exists, typically 12 months or less.

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

Income Taxes

We account for income taxes pursuant to the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not “more likely than not,” we establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we include an expense or benefit within the tax provision in the statement of operations. ASC Topic 740-10 prescribes a “more likely than not” recognition threshold and measurement analysis for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the unaudited consolidated statements of operations as income tax expense.

Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

For periods in which we report net income, the weighted average number of shares used to calculate diluted income per share is inclusive of common stock equivalents from unexercised stock options, restricted stock units, shares to be issued under our Employee Stock Purchase Plan (“ESPP”), convertible preferred stock, convertible subordinated debentures (“2014 Debentures”) and senior term B loan. Unexercised stock options, restricted stock units, and unvested shares to be issued under our ESPP, are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive.

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

Our current debt is comprised of our 2014 Debentures, of which the total principal amount of $32.8 million is due in October 2014. Our long-term debt is comprised of our senior term loans (the “Term A Loan” and “Term B Loan”, which we collectively refer to as our “Term A and B Loans”) which have a total principal amount of $17.2 million due on August 31, 2016. We intend to use our existing cash to repay our 2014 Debentures on or before their maturity in October 2014, which will achieve our objective of reducing our outstanding indebtedness but will also reduce our cash balances. In addition, the credit agreement for our Term A and B Loans requires us to maintain an unrestricted cash balance of $8.0 million. While we believe that our existing sources of liquidity, along with cash expected to be generated from revenues, will be sufficient to fund our operations for at least the next 12 months after repayment of the 2014 Debentures and to meet our minimum cash covenant, this ultimately may not be the case. If we incur operating losses and negative cash flows in the future, we may need to further reduce or postpone our operating costs or obtain alternate sources of financing, or both. We may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.

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

At March 31, 2014, there were four customers that accounted for 52.2% of accounts receivable. At September 30, 2013, there were four customers that accounted for 68.2% of accounts receivable. We believe that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by our credit evaluation process, relatively short collection periods and maintaining an allowance for anticipated losses. We generally do not require collateral security for outstanding amounts.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and presented net of the allowance for doubtful accounts; they do not bear interest. We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our allowance for doubtful accounts was nil as of March 31, 2014 and September 30, 2013, respectively.

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

Warranty

We generally warrant our products against defects for one year from date of shipment, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. A warranty reserve is recorded against revenue when products are shipped. At each reporting period, we adjust our reserve for warranty claims based on our actual warranty claims experience as a percentage of net revenue for the preceding 12 months and also consider the effect of known operational issues that may have an impact that differs from historical trends. Historically, our warranty returns have not been material.

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

NOTE 2-COMPUTATION OF NET LOSS PER SHARE

For the three and six months ended March 31, 2014 and 2013, we recorded a net loss. As such, all outstanding potential common shares were excluded from the diluted earnings per share computation.
The following potentially dilutive common shares are excluded from the computation of net loss per share.

	Three and Six Months Ended March 31,
	2014	2013
	(in thousands)
Outstanding stock options	3,014	2,130
Outstanding restricted stock units	2,393	2,388
ESPP shares	310	518
Convertible preferred stock	—	674
2014 Debentures	7,298	10,332
Term B Loan	1,887	1,887
Total potential common stock excluded from calculation	14,902	17,929

NOTE 3-INVENTORY, NET

	March 31, 2014	September 30, 2013
	(in thousands)
Raw materials	$684	$1,220
Work-in-process	6,027	3,652
Finished goods	4,636	5,820
Total inventory, net	$11,347	$10,692

NOTE 4-DEBT

	March 31, 2014	September 30, 2013
	(in thousands)
Term A Loan, bearing interest at 9.0% and 10.5% as of March 31, 2014 and September 30, 2013, respectively, due August 2016	$7,775	$7,919
Term B Loan, convertible, bearing interest at 9.0% and 8.0% as of March 31, 2014 and September 30, 2013, respectively, due August 2016	8,468	8,444
Other	—	3
Long-term debt, net	16,243	16,366
2014 Debentures, convertible, 8.0% fixed-rate notes, due October 2014	32,031	44,384
Total debt, net	$48,274	$60,750

Additional information about our debt is as follows:

	Term A Loan	Term B Loan	2014 Debentures
	(in thousands)
Principal	$7,857	$9,342	$32,843
Unamortized debt discount	(82)	(874)	(812)
Carrying value	$7,775	$8,468	$32,031

Interest payable terms	Quarterly, in arrears	Quarterly, in arrears	Semi-annually, in arrears
Annual effective interest rate	9.5%	13.5%	12.2%
Conversion rate per common share	n/a	$4.95	$4.50

The Term B Loan conversion terms are substantially similar to the conversion terms of the 2014 Debentures, as described below. At March 31, 2014, conversion of the outstanding principal amount of the Term B Loan would result in the issuance of 1.9 million shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash.

The Term A and B Loans are collateralized by substantially all of our assets.

Prepayment of the 2014 Debentures is permitted at 100% of the principal amount plus accrued and unpaid interest if the closing price of our common stock has been at least 130% of the conversion price in effect for at least 20 trading days during the 30 consecutive trading day period ending on the day prior to the date of notice of prepayment. At March 31, 2014, conversion of the outstanding principal amount of the 2014 Debentures would result in the issuance of 7.3 million shares of common stock. We can elect to settle any conversion in stock, cash or a combination of stock and cash. The compound embedded derivative, which expired October 30, 2012, was comprised of the conversion option and a make-whole payment for foregone interest if the holder converted the debenture early. Upon expiration of the make-whole payment for forgone interest, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature were indexed to our own stock. A final valuation of the compound embedded derivative was completed on October 30, 2012. We recorded a gain of $0.8 million into earnings due to the change in value and reclassified the final liability value of $2.1 million, from other long-term liabilities, to equity. The 2014 Debentures are collateralized by a second priority interest in substantially all of our assets.

The credit agreements for the Term A and B Loans and 2014 Debentures provide for customary restrictions and limitations on our ability to incur indebtedness and liens on property, make restricted payments or investments, enter into mergers or consolidations, conduct asset sales, pay dividends or distributions and enter into specified transactions and activities, and also contain other customary default provisions. The agreements provide that we must repurchase, at the option of the holders, indebtedness at its principal amounts plus accrued and unpaid interest upon the occurrence of a fundamental change involving us, as described in the agreements. Upon the occurrence of a fundamental change involving us, the holders of the 2014 Debentures and the Term B Loan may be entitled to receive a “make-whole premium” if they convert their 2014 Debentures or Term B Loan into common stock, payable in additional shares of common stock, if the trading price of our common stock is between $3.20 and $6.00 per share. Upon the occurrence of certain change in control events, the holders of the Term A and B Loans may require us to redeem all or a portion of the loans at 100% of the principal amount plus accrued and unpaid interest.

On November 5, 2013, we amended the credit agreement for the Term A and B Loans (the “Amendment”). The Amendment extends the maturity dates of our outstanding Term A Loan and Term B Loan from February 4, 2014 and October 30, 2014, respectively, to August 31, 2016, and also provides that the Term A and B Loans will each bear interest in cash at 9.0% per annum payable quarterly in arrears. The Amendment provides us with a right to optionally prepay the Term A and B Loans in whole or in part, at any time and from time-to-time, subject to the payment of a prepayment fee. The prepayment fee is 5% of the aggregate principal amount repaid for prepayments made prior to October 30, 2014, 3% for prepayments made on or after October 30, 2014 but prior to October 30, 2015, and 2% for prepayments made on or after October 30, 2015. The credit agreement for the Term A and B Loans continues to require that we prepay the Term A and B Loans upon the occurrence of certain prepayment events, but the Amendment provides us with greater flexibility to sell assets and use the resulting proceeds for purposes other than repaying the Term A and B Loans after repayment of our 2014 Debentures.
The Amendment provides us with the right, so long as no event of default exists under the credit agreement for the Term A and B Loans, to purchase, repay, redeem, or defease any or all of the 2014 Debentures. In addition, the Amendment requires us to maintain an unrestricted cash balance of $8.0 million and achieve minimum quarterly revenues of $10.0 million. We were in compliance with all covenants as of March 31, 2014.

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

NOTE 5-FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

The following table provides a reconciliation of the beginning and ending balances for the compound embedded derivative measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2014	2013
	(in thousands)
Beginning balance September 30	$—	$2,899
Transfer to equity	—	(2,096)
Total net gains included in earnings	—	(803)
Ending balance March 31	$—	$—

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

We use a binomial-lattice model to estimate fair values of our financial instruments. The key unobservable input utilized in the model for our Term B Loan and 2014 Debentures includes a discount rate of 6.8% and 5.9%, respectively. The estimated fair value of our Term A Loan is determined using Level 3 inputs based primarily on the comparability of its terms to the terms we could obtain, for similar instruments, in the current market.

The estimated fair values of our financial instruments are as follows:

	March 31, 2014		September 30, 2013
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Term A Loan	7,775	$8,443	$7,919	$8,165
Term B Loan	8,468	10,260	8,444	9,781
2014 Debentures	32,031	36,510	44,384	49,282

NOTE 6-STOCKHOLDERS’ EQUITY

Authorized Capital Stock

We are authorized to issue up to 250 million shares of common stock, par value $0.01, per share, of which 9.2 million shares are reserved for future potential issuance upon conversion of debt, 8.5 million shares of common stock have been reserved for issuance under our stock compensation plans, and 3.4 million shares of common stock are reserved for issuance under our ESPP.

We are authorized to issue up to 10 million shares of preferred stock, with a par value of $0.01 per share, none of which are outstanding.

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

NOTE 7-STOCK BASED COMPENSATION

Stock Options

We have in effect one stock incentive plan, the 2013 Incentive Plan (the “Plan”), under which non-qualified stock options and restricted stock units have been granted to employees and non-employee directors. Options generally expire 10 years from the date of grant.

The Compensation Committee of the Board of Directors determines the stock based compensation grants. The exercise price of options is the closing price on the date the options are granted. The fair value of each option grant is generally estimated on the date of the grant using the Black-Scholes option-pricing model.

Under the Plan, we have 1.8 million shares available for future grant as of March 31, 2014. The Plan permits the grant of stock options, stock appreciation rights, stock awards, performance awards, restricted stock and stock units, and other stock and cash-based awards. The Plan uses a “fungible share” concept, pursuant to which shares that are subject to appreciation awards (such as stock options and stock appreciation rights) are counted against the Plan share limit on a 1-for-1 basis for every such share subject to appreciation awards, and shares that are subject to full value awards (such as awards of stock, restricted stock and restricted stock units) are counted against the Plan share limit at a ratio of 1.5 shares for every share subject to the full value award.

As of March 31, 2014, none of our stock-based awards are classified as liabilities. We did not capitalize any stock-based compensation cost.

Compensation cost related to our Plan and ESPP is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$225	$144	$409	$298
Engineering, research and development	585	379	1,070	765
Selling, general and administrative	805	483	1,401	1,086
Total stock-based compensation expense	$1,615	$1,006	$2,880	$2,149

As of March 31, 2014, there was $8.6 million of unrecognized stock-based compensation expense related to non-vested stock options, restricted stock units and our ESPP. The weighted average period over which the unearned stock-based compensation for stock options and restricted stock units expected to be recognized is approximately 1.7 years and 2.1 years, respectively. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards and our stock price increases.

Activity in stock option awards is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, September 30, 2013	2,089	$13.43	6.67	$591
Granted	1,014	2.53
Exercised	(21)	2.29
Cancelled or expired	(68)	108.50
Options outstanding, March 31, 2014	3,014	7.67	7.47	3,214
Options exercisable, March 31, 2014	1,687	$11.66	6.09	$1,062

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $4.20 as of March 31, 2014, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. There were 0.6 million in-the-money stock options that were exercisable as of March 31, 2014.

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

The per share fair values of time-based stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	Six Months Ended March 31,
	2014	2013
Expected life (in years)	5.79	5.63
Expected volatility:
Weighted-average	81.5%	82.1%
Range	79.5% - 81.6%	80.5% - 82.1%
Expected dividend	—	—
Risk-free interest rate	1.7% - 1.9%	.9% - 1.0%

The weighted average fair value at the date of grant of time-based options granted in the six months ended March 31, 2014 and 2013 was $1.75 and $1.43, respectively.
On December 10, 2013, we granted 500,000 market-based stock options at an exercise price of $2.53 to executive officers. The market-based options vest if either of the following conditions is met prior to December 10, 2018: (i) the closing price of our Common Stock equals or exceeds twice the exercise price of $2.53 for 30 consecutive trading days; or (ii) a change in control occurs where the Company’s stockholders receive in consideration of their shares of Common Stock cash or other consideration with a value at least equal to twice the exercise price of $2.53. We evaluate stock awards with market conditions as to the probability that the market conditions will be met and estimate the date at which the market conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. We used the following assumptions to estimate the fair value of the options: expected life of 1.3 years, expected volatility of 80.0%, a zero dividend rate, and a risk-free rate of 2.79%. The market-based options had a grant date per share fair value of $1.86.

The following table provides additional information in regards to options outstanding as of March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$2.10 - $2.26	439	8.92	$2.11	199	$2.10
2.53	995	9.70	2.53	124	2.53
2.54 - 4.36	766	7.26	3.45	557	3.49
4.60 - 47.20	604	5.27	8.10	597	8.12
48.00 - 145.40	210	0.90	57.79	210	57.79
$2.10 - $145.40	3,014	7.47	$7.67	1,687	$11.66

Restricted Stock Units

We grant restricted stock units to certain employees and to our non-employee directors. Grants vest over varying terms, to a maximum of four years from the date of the grant. Awards to non-employee directors upon their initial appointment or election to the board vest in installments of 33.3% each over the first three anniversaries of the grant date, and annual awards to non-employee directors vest 100% on the first anniversary of the grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than special circumstances as determined by the Compensation Committee of the Board of Directors.

Activity for our restricted stock award units is as follows:

	Restricted Stock Units (in thousands)	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Restricted stock units, September 30, 2013	2,021	$2.65	1.13	$6,143
Awarded	1,569	2.61
Released	(1,161)	2.70
Forfeited	(36)	2.41
Restricted stock units, March 31, 2014	2,393	$2.61	1.44	$10,053

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The impact of such withholding totaled $1.2 million and $0.4 million for the six months ended March 31, 2014 and 2013, respectively, and was recorded as settlement on restricted stock tax withholding in the accompanying unaudited consolidated statements of stockholders’ equity. Although shares withheld are not issued, they are treated as common stock repurchases in our unaudited consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

Employee Stock Purchase Plan

Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15% of their regular base salary subject to certain limits to purchase shares at the lower of 85% of the fair market value of the common stock on the date of the commencement of the offering or on the last day of the 6-month offering period. On January 31, 2014, 0.4 million shares were issued at a price per share of $2.46, a 15% discount to the share price on August 1, 2013, the commencement date for the purchase period that ended January 31, 2014. We recognized $0.3 million of stock compensation expense under the ESPP during both the six months ended March 31, 2014 and 2013. We determine the fair value of the ESPP awards using the Black-Scholes pricing model. Underlying assumptions used were as follows:

	Six Months Ended March 31,
	2014	2013
Expected life (in years)	0.5	0.5
Expected volatility	37.1% - 50.3%	47.6% - 49.8%
Expected dividend	—	—
Risk-free interest rate	0.07% - 0.08%	0.11% - 0.14%

NOTE 8-INCOME TAXES

The income tax benefit as a percentage of loss from operations before income taxes was (2.4)% for the six months ended March 31, 2014 compared to (8.5)% for the comparable period in the prior year. Our income tax benefit is primarily impacted by foreign taxes, certain nondeductible interest and share based expenses. The income tax benefit is also impacted by the release of a portion of the valuation allowance related to certain foreign jurisdictions’deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period based on our analysis of the available positive and negative evidence.

At March 31, 2014, we had approximately $41.7 million, $32.8 million, and $133.1 million of federal, state, and foreign Net Operating Losses (“NOLs”), respectively, that can be used in future tax years. In December 2012, we issued 10.7 million shares of common stock in a public offering which is believed to have resulted in a Section 382 ownership change. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5%” shareholders (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Of our federal NOL amount as of March 31, 2014, $28.1 million is subject to an annual Section 382 limitation of $1.4 million due to the December 2012 ownership change. Since we maintain a full valuation allowance on all of our U.S. and state deferred tax assets, the impact of the ownership change on the future realizability of our U.S. and state deferred tax assets did not result in an impact to our provision for income taxes for the six months ended March 31, 2014, or on our net deferred tax asset as of March 31, 2014.

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

NOTE 9-SEGMENT AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers that were equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Eastele Technology China**	10.6%	*	*	*
WPG Holdings**	23.0%	16.7%	23.4%	14.9%
Nu Horizons Electronics**	*	11.1%	*	11.7%
 __________________________________________________
*Less than 10% of total net revenues for period indicated.
**Distributor

Net revenues by geographic area are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
United States	$4,861	$7,198	$11,420	$18,103
Asia Pacific	17,880	14,037	34,666	26,101
Europe, Middle East and Africa	2,851	3,518	6,589	6,276
Total net revenues	$25,592	$24,753	$52,675	$50,480

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the ultimate end users.

We believe a substantial portion of the products billed to original equipment manufacturers (“OEMs”) and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe.

We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing. Product revenues by product line are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Connectivity	$10,475	$9,835	$19,424	19,973
Ethernet switching	11,618	10,331	22,954	18,637
Transport processing	2,776	4,523	7,354	9,984
Product revenues	$24,869	$24,689	$49,732	$48,594

NOTE 10-COMMITMENTS AND CONTINGENCIES

Operating Leases and Software Licenses
We lease facilities under non-cancellable operating leases. The leases expire at various dates through fiscal year 2016 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance, maintenance costs, or provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight line basis over the applicable lease term. Lease incentives received are recognized as a reduction of rental expense on a straight-line basis over the term of the lease.
Software license commitments represent non-cancellable licenses of intellectual property from third‑parties used in the development of our products.
Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year and software licenses are as follows:

	Remaining in 2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Operating leases	$1,084	$1,620	$370	$—	$—	$—	$3,074
Software licenses	4,314	6,936	3,047	2,900	2,800	—	19,997
Total	$5,398	$8,556	$3,417	$2,900	$2,800	$—	$23,071

Litigation

From time-to-time, we are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Although the ultimate outcome of these matters cannot be determined, we believe that as of March 31, 2014, the final disposition of any such proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity. Related legal defense costs are expensed as incurred.

Guarantees and Indemnities

During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We review our exposure under these agreements no less than annually, or more frequently when events indicate. Except for our established warranty reserves, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position. Accordingly, except for established warranty reserves, we have not recorded any liabilities for these agreements as of March 31, 2014 and September 30, 2013.

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

General Contractual Indemnities/Product Liability
During the normal course of business, we enter into contracts with customers where we agree to indemnify the other party for personal injury or property damage caused by our products. Our indemnification obligations under such agreements are not generally limited in amount or duration. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed, we are unable to determine the maximum amount of losses that we could incur relating to such indemnities. Historically, any amounts payable pursuant to such indemnities have not had a material negative effect on our business, financial condition or results of operations. We maintain general and product liability insurance which may provide a source of recovery to us in the event of an indemnification claim.

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

Realization of Our Transition Strategy

Several years ago, we embarked on the strategic mission of re-inventing Vitesse to take advantage of the dramatic ongoing transformation of our target networking markets. Our objective is to be the leading supplier of high-performance ICs for the global communications infrastructure markets. In an effort to diversify ourselves and provide new opportunities for growth, we re-positioned our R&D teams and invested heavily to enter new markets, develop new products, and penetrate new customers. Over the last three years we have seen consistent growth in this new product portfolio, which reached 33% and 45% of our total product revenues for fiscal year 2013 and the six months ended March 31, 2014, respectively.
To continue to grow our new product revenue, we must win market share in high-growth communications market segments. In 2013, we expanded our market focus to include elements of the IoT market, which provides substantial new growth opportunities for the Company.
We believe we have effectively and efficiently targeted these high-growth infrastructure markets with substantial R&D investments over the last five years. To optimize our R&D efficiency, we chose to serve large, growing, independent markets which rely increasingly on Ethernet technology: Carrier and Enterprise networks. As we are now four years into the deployment of these new products, we can see that our target markets and products were well chosen. Increasingly, we also now see opportunities for our products and technology within the IoT, where Gigabit Ethernet-based networks are emerging. There is tremendous synergy and cost savings in terms of R&D effort to provide Ethernet switch and PHY products into this emerging adjacent market.
In bringing our new products to market, our customer engagements and number of design opportunities identified by our sales team have consistently increased since 2010. In 2013, design wins for our new products increased by approximately 40% from 2012. We continue to see strong trends in both design wins and design opportunities. Our new products have captured design wins at over 200 customers, including market leaders such as Alcatel-Lucent, Cisco, Ericsson, Hewlett Packard, Huawei, Juniper, Samsung, and ZTE. While many of these wins represented additional business at our most important customers, what we call “same-store-sales,” many others are wins at new customers, and reflect our growing market share.
Because our products are highly complex, it takes our customers 12 to 36 months to go from sample availability to first customer shipment as customers do the necessary development work to complete and qualify their systems in the network. Since it typically takes an additional 12 to 24 months to ramp into full production, we believe design wins represent a good leading indicator of potential future revenues. We model how our customers will ramp from design win to production based on a number of factors, including customer forecast, market segment, type of product, and historical results.
In 2013, we introduced the third-generation of both our switch engine and PHY products. These new products allowed us to significantly increase our served markets in Carrier, Enterprise and IoT networking. We have become the clear choice for meeting our customers’ needs for service delivery, synchronization, security, and software.
We augment our product revenues by leveraging our substantial intellectual property portfolio to generate revenues. Our primary focus for intellectual property licensing has been our Gigabit Ethernet CuPHY and switch cores and our eFEC technology. We license to non-competing third-parties in adjacent or similar markets.

Our accounting policy generally uses the “sell-through” model for sales to our distributors. The “sell-through” model recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. As such, we may have variability in our revenue from quarter-to-quarter as customers have substantial flexibility to reschedule backlog with of our distribution partners as part of the terms and conditions of sale. Our distributor sales were 52.7% , 51.6% and 44.6% of product revenue in fiscal years 2013, 2012 and 2011, respectively, and 55% of product revenue for the six months ended March 31, 2014.

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
During the last three years, we accelerated our comprehensive efforts to increase our product gross margins and operating margins, which together have substantially increased our operating leverage. Our efforts in operations include reductions in materials costs and cycle times, improved product yields, implementation of programs such as lean manufacturing, and an enhanced customer-centric focus. As a fabless semiconductor company, we outsource the majority of our manufacturing. Our successful management of our supply chain has provided us with competitive materials pricing and effective lead times for the materials we purchase. We have sizable advantages due to lower fixed costs, reduced cycle times, and lower inventory resulting from our outsourcing of almost all of our wafer fabrication and assembly. During periods of strong demand, we could experience longer lead times, difficulties in obtaining capacity, and/or difficulty in meeting commitments for our required deliveries during periods of strong demand. Average margins vary widely within the markets we serve, with the Carrier networking market having the highest average margins and the Enterprise networking market having the lowest average margins. We endeavor to increase margins by providing products that have significant added value relative to our competition.

We have also streamlined our R&D and SG&A organizations, reducing expenses almost 25% over the past three fiscal years. We leverage top-level consultants to help us achieve short-term design goals while ensuring we maintain our in-house engineering talent to drive our overall corporate objectives.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of the unaudited consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable in the circumstances. We regularly discuss with our audit committee the basis of our estimates. These estimates could change under different assumptions or conditions.

We believe that our critical accounting policies and estimates, as described in our Annual Report on Form 10-K for the year ended September 30, 2013, are our most critical accounting policies and are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these policies during the six months ended March 31, 2014.

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements see “The Company and Its Significant Accounting Policies” footnote in the accompanying notes to the unaudited consolidated financial statements.

Results of Operations for the three and six months ended March 31, 2014, as compared to the three and six months ended March 31, 2013

The following table sets forth certain Unaudited Consolidated Statements of Operations data for the periods indicated.
The percentages in the table are based on net revenues.

	Three Months Ended March 31,				Six Months Ended March 31,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
	(in thousands, except for percentages)
Net revenues:
Product revenues	$24,869	97.2%	$24,689	99.7%	$49,732	94.4%	$48,594	96.3%
Intellectual property revenues	723	2.8%	64	0.3%	2,943	5.6%	1,886	3.7%
Net revenues	25,592	100.0%	24,753	100.0%	52,675	100.0%	50,480	100.0%
Costs and expenses:
Cost of product revenues	10,979	42.9%	11,369	45.9%	21,655	41.1%	22,344	44.3%
Engineering, research and development	10,896	42.6%	9,777	39.5%	21,575	41.0%	20,281	40.2%
Selling, general and administrative	8,005	31.3%	7,390	29.9%	15,859	30.1%	15,360	30.4%
Amortization of intangible assets	91	0.4%	89	0.4%	179	0.3%	186	0.4%
Costs and expenses	29,971	117.2%	28,625	115.7%	59,268	112.5%	58,171	115.3%
Loss from operations	(4,379)	(17.2)%	(3,872)	(15.7)%	(6,593)	(12.5)%	(7,691)	(15.3)%
Other expense (income):
Interest expense, net	1,492	5.8%	1,966	7.9%	3,196	6.1%	3,936	7.8%
Gain on compound embedded derivative	—	—%	—	—%	—	—%	(803)	(1.6)%
Loss on extinguishment of debt	—	—%	—	—%	1,594	3.0%	—	—%
Other expense (income), net	32	0.1%	5	—%	93	0.2%	(26)	(0.1)%
Other expense, net	1,524	5.9%	1,971	7.9%	4,883	9.3%	3,107	6.1%
Loss before income tax benefit	(5,903)	(23.1)%	(5,843)	(23.6)%	(11,476)	(21.8)%	(10,798)	(21.4)%
Income tax benefit	(72)	(0.3)%	(996)	(4.0)%	(274)	(0.5)%	(919)	(1.8)%
Net loss	$(5,831)	(22.8)%	$(4,847)	(19.6)%	$(11,202)	(21.3)%	$(9,879)	(19.6)%

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

The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products, capacity constraints at our suppliers, EOL product decisions, and general economic conditions. Therefore, our revenues for the three and six months ended March 31, 2014 may not necessarily be indicative of future revenues.

Product revenues by market are as follows:

	Three Months Ended March 31,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$11,846	47.6%	$13,151	53.3%	$(1,305)	(9.9)%
Enterprise networking	12,852	51.7%	10,857	44.0%	1,995	18.4%
Non-core	171	0.7%	681	2.7%	(510)	(74.9)%
Product revenues	$24,869	100.0%	$24,689	100.0%	$180	0.7%

	Six Months Ended March 31,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$24,785	49.8%	$27,129	55.8%	$(2,344)	(8.6)%
Enterprise networking	24,619	49.5%	20,516	42.2%	4,103	20.0%
Non-core	328	0.7%	949	2.0%	(621)	(65.4)%
Product revenues	$49,732	100.0%	$48,594	100.0%	$1,138	2.3%

The lower Carrier networking revenues are largely attributable to a decrease in sales of SONET mappers and switch products, some of which went through EOL in prior periods. The decline is partially offset by increases in our new products, which increased 45% from the prior period.

The higher Enterprise networking revenues are primarily due to increases in sales of our new switches and an increase in sales of our new 10G Ethernet PHYs as new customers ramp into production. The increases are partially offset by declines in our older generation switches and PHYs.

In fiscal 2012, a number of older products went through EOL. Revenues from these EOL products totaled $1.6 million and $4.3 million in the three months ended March 31, 2014 and 2013, respectively, and $4.9 million and $8.8 million in the six months ended March 31, 2014 and 2013, respectively.

We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing.

Product revenues by product line are as follows:

	Three Months Ended March 31,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$10,475	42.1%	$9,835	39.8%	$640	6.5%
Ethernet switching	11,618	46.7%	10,331	41.9%	1,287	12.5%
Transport processing	2,776	11.2%	4,523	18.3%	(1,747)	(38.6)%
Product revenues	$24,869	100.0%	$24,689	100.0%	$180	0.7%

	Six Months Ended March 31,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$19,424	39.1%	$19,973	41.1%	$(549)	(2.7)%
Ethernet switching	22,954	46.2%	18,637	38.4%	4,317	23.2%
Transport processing	7,354	14.7%	9,984	20.5%	(2,630)	(26.3)%
Product revenues	$49,732	100.0%	$48,594	100.0%	$1,138	2.3%

The higher Connectivity revenues for the three months ended March 31, 2014, as compared to the prior year period, are primarily attributable to an increase in sales of our new 10G Ethernet PHYs, partially offset by a decrease in some of our mature crosspoint switches.

The lower Connectivity revenues for the six months ended March 31, 2014, as compared to the same period in the prior year, are largely attributable to a decrease in our mature crosspoint switches.

The higher Ethernet switching revenues in the three and six months ended March 31, 2014, as compared to the same periods in the prior year, are largely attributable to an increase in sales of our new carrier Ethernet switch engines and Enterprise
Ethernet switches. The increase is partially offset by declines in our older generation switches and PHYs.

The lower Transport processing revenues in the three and six months ended March 31, 2014, as compared to the same periods in the prior year, are largely attributable to decreased sales of SONET framers that went through EOL in prior periods. The decrease is partially offset by increased sales of switch fabrics going through EOL and new optical transport network products.

Intellectual Property Revenues

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$723	2.8%	$64	0.3%	$659	1,029.7%

	Six Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$2,943	5.6%	$1,886	3.7%	$1,057	56.0%

Intellectual property revenues include licenses, support, royalties, and sales of patents. The higher intellectual property revenues are due to increased deliveries of intellectual property. The timing and amounts of intellectual property revenues fluctuate. Expenses associated with the sale of intellectual property are included in SG&A.

Net revenues from customers that were equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Eastele Technology China**	10.6%	*	*	*
WPG Holdings**	23.0%	16.7%	23.4%	14.9%
Nu Horizons Electronics**	*	11.1%	*	11.7%

______________________________________
* Less than 10% of total net revenues for period indicated.
** Distributors

Net revenues by geographic area are as follows:

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
United States	$4,861	19.0%	$7,198	29.1%	$(2,337)	(32.5)%
Asia Pacific	17,880	69.9%	14,037	56.7%	3,843	27.4%
Europe, Middle East and Africa	2,851	11.1%	3,518	14.2%	(667)	(19.0)%
Net revenues	$25,592	100.0%	$24,753	100.0%	$839	3.4%

	Six Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
United States	$11,420	21.7%	$18,103	35.9%	$(6,683)	(36.9)%
Asia Pacific	34,666	65.8%	26,101	51.7%	8,565	32.8%
Europe, Middle East and Africa	6,589	12.5%	6,276	12.4%	313	5.0%
Net revenues	$52,675	100.0%	$50,480	100.0%	$2,195	4.3%

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

Cost of Product Revenues

	Three Months Ended March 31,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$10,979	44.1%	$11,369	46.0%	$(390)	(3.4)%

	Six Months Ended March 31,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$21,655	43.5%	$22,344	46.0%	$(689)	(3.1)%

We use third-parties for wafer fabrication and assembly and test services. Cost of product revenues consists predominantly of: (i) purchased finished wafers; (ii) assembly services; (iii) test services; and (iv) labor and overhead costs associated with product procurement, planning and quality assurance.

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

The decrease in cost of product revenues as a percentage of product revenues resulted primarily from a decrease in SONET framer products sales that have a higher unit cost as a percentage of revenues as compared to other products, and a mix shift towards higher margin Copper PHY and Ethernet Switch products.

Engineering, Research and Development

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$10,896	42.6%	$9,777	39.5%	$1,119	11.4%

	Six Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$21,575	41.0%	$20,281	40.2%	$1,294	6.4%

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

The increase in R&D spending for the three months ended March 31, 2014, as compared to the prior year period, is in part due to our increased investment in internal software development, and primarily attributable to higher employee compensation expenses, including stock compensation, of $0.6 million, and $0.9 million higher tooling and other expenses. These increases are partially offset by $0.4 million lower outside contractor and other expenses.

The increase in R&D spending for the six months ended March 31, 2014, as compared to the prior year periods, is in part due to our increased investment in internal software development, and primarily attributable to higher employee compensation expenses, including stock compensation, of $0.9 million, and $1.0 million higher tooling and other expenses. These increases are partially offset by $0.6 million lower outside contractor and other expenses.

Selling, General and Administrative

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$8,005	31.3%	$7,390	29.9%	$615	8.3%

	Six Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$15,859	30.1%	$15,360	30.4%	$499	3.2%

SG&A expenses consist primarily of compensation expense, legal and other professional fees, facilities expenses, outside labor, and communication expenses.

SG&A expenses in the three months ended March 31, 2014, as compared to the same period in the prior year, increased $1.2 million primarily due to higher employee compensation expenses, including stock compensation, and relocation expenses relating to the move of our primary test operations from Singapore to Taiwan and our Camarillo facilities to an adjacent building. These increases are partially offset by $0.6 million lower asset retirement obligation, facilities and other expenses.

SG&A expenses in the six months ended March 31, 2014, as compared to the prior year period, increased $1.8 million, primarily due to higher employee compensation expenses, including stock compensation, and relocation expenses. These increases are partially offset by $1.3 million lower asset retirement obligation, facilities and other expenses.

Interest Expense, Net

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$1,492	5.8%	$1,966	7.9%	$(474)	(24.1)%

	Six Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$3,196	6.1%	$3,936	7.8%	$(740)	(18.8)%

Interest expense, net is comprised of cash interest expense, amortization of debt discount, premium, and debt issuance cost, net of interest income. Interest expense, net decreased primarily due to the repurchase in November 2013 of $13.7 million principal amount of our 2014 Debentures.

Gain on Compound Embedded Derivative

	Six Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$—	—	$(803)	(1.6)%	$803	(100.0)%

The compound embedded derivative included in our 2014 Debentures required bifurcation and accounting at fair value because the economic and contractual characteristics of the compound embedded derivative met the criteria for bifurcation and separate accounting due to the conversion price not being indexed to our own stock. The compound embedded derivative is comprised of the conversion option and a make-whole payment for foregone interest if the holder converts the debenture early. The make-whole payment for foregone interest expired October 30, 2012, and upon its expiration, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature were indexed to our own stock. A final valuation was completed on October 30, 2012, resulting in gain of $0.8 million due to the change in fair value in the first quarter of fiscal year 2013.

Loss on Extinguishment of Debt

	Six Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$1,594	3.0%	$—	—	$1,594	100.0%

The loss on extinguishment of debt is due to the repurchase in November 2013 of $13.7 million principal amount of our 2014 Debentures at 107% of the principal amount thereof.

Income Tax Benefit

	Three Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax benefit	$(72)	(0.3)%	$(996)	(4.0)%	$924	(92.8)%

	Six Months Ended March 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax benefit	$(274)	(0.5)%	$(919)	(1.8)%	$645	(70.2)%

Our effective tax rate is primarily impacted by certain foreign taxes, certain nondeductible interest and share based expenses and the release of a portion of the evaluation allowance related to certain foreign jurisdictions’ deferred tax assets as such balance were more likely than not realizable within the applicable carryforward period. Our effective tax rate for the six months ended March 31, 2014 was (2.4)% which was lower than the federal and state statutory rate due to the projected federal and state losses for the fiscal year as well as the related valuation allowances.

Financial Condition and Liquidity

Cash Flow Analysis

Cash decreased to $48.2 million at March 31, 2014, from $68.9 million at September 30, 2013. Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended March 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(4,563)	$(4,101)
Net cash used in investing activities	(958)	(412)
Net cash (used in) provided by financing activities	(15,141)	17,536
Net (decrease) increase in cash	(20,662)	13,023
Cash at beginning of period	68,863	23,891
Cash at end of period	$48,201	$36,914

Net Cash Used In Operating Activities

During the six months ended March 31, 2014, cash used in operations totaled $4.6 million. Excluding changes in working capital, we used $4.9 million to fund the cash portion of our net loss. We used cash to fund increases in accounts receivable, inventory and prepaid expenses and other assets totaling $1.3 million. These uses were offset by higher accounts payable, accrued expenses and other liabilities, and deferred revenue totaling $1.6 million.

Accounts receivable at March 31, 2014 is comparable to September 30, 2013. Inventory levels increased $0.7 million to $11.3 million at March 31, 2014 from $10.7 million at September 30, 2013 to meet increased demand. Accounts payable, accrued expenses and other liabilities increased by $0.7 million, from $20.1 million at September 30, 2013 to $20.8 million at March 31, 2014, due to the timing of obligations and/or payments to our vendors and other service providers. Deferred revenue increased $1.3 million from $2.2 million at September 30, 2013, to $3.5 million at March 31, 2014, due to the timing of payments from distributors.

During the six months ended March 31, 2013, cash used in operations totaled $4.1 million. Excluding changes in working capital, we used $6.1 million to fund the cash portion of our net loss. We also used cash to fund increases in inventory and prepaid expenses totaling $1.1 million. These uses were offset by lower accounts receivable of $1.0 million and higher deferred revenue, accounts payable and accrued expense liabilities totaling $2.1 million.

Accounts receivable decreased $1.0 million from $9.4 million at September 30, 2012 to $8.4 million at March 31, 2013, primarily due to improved cash collections during the quarter ended March 31, 2013. Inventory increased $0.5 million from $12.1 million at September 30, 2012 to $12.6 million at March 31, 2013, primarily due to increased inventories held by distributors. Accounts payable, accrued expenses and other liabilities increased by $0.9 million from $18.5 million at September 30, 2012 to $19.4 million at March 31, 2013, due to the timing of obligations and/or payments to our vendors and other service providers. Deferred revenue increased $1.1 million from $0.9 million at September 30, 2012 to $2.0 million at March 31, 2013, due to increased shipments to distributors.

Net Cash Used In Investing Activities

Investing activities used cash in the six months ended March 31, 2014 for capital expenditures of $1.1 million and payments under licensing agreements of $0.1 million. Expenditures were partially offset by cash provided by the sale of capital assets of $0.2 million. Investing activities used cash in the six months ended March 31, 2013, for capital expenditures of $0.5 million and payments under licensing agreements of $0.1 million. Expenditures were partially offset by cash provided by the sale of capital assets of $0.2 million.

Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities during the six months ended March 31, 2014 totaled $15.1 million. Cash used for the repurchase of our 2014 Debentures totaled $14.6 million. We also used cash to pay a consent fee of $0.3 million related to the November 2013 amendment of our credit agreement. Cash used for the repurchase of restricted stock units for payroll taxes on behalf of employees was $1.2 million. Proceeds from the exercise of stock options and issuances of shares under the ESPP totaled $1 million. Net cash provided by financing activities during the six months ended March 31, 2013 totaled $17.5 million. Cash from the sale of common stock totaled $17.1 million, net of approximately $1.5 million in expenses, from the registered underwritten sale of 10,651,280 shares of common stock at $1.75 per share, based on a negotiated discount to market. Proceeds from the exercise of stock options and issuances of shares under the ESPP totaled $0.9 million. Proceeds were offset by $0.4 million in cash used for the repurchase of restricted stock units for payroll taxes paid on behalf of employees.

Capital Resources, Including Debt, Contingent Liabilities and Operating Leases

Prospective Capital Needs

Our principal sources of liquidity are our existing cash, cash generated from product sales, and cash generated from the sales or licensing of our intellectual property. Our cash totaled $48.2 million at March 31, 2014. Our working capital at March 31, 2014, was $15.6 million.

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

Our current debt is comprised of our 2014 Debentures, of which the total principal amount of $32.8 million is due in October 2014. Our long-term debt is comprised of our senior Term A and B Loans which have a total principal amount of $17.2 million due on August 31, 2016. We intend to use our existing cash to repay our 2014 Debentures on or before their maturity in October 2014, which will achieve our objective of reducing our outstanding indebtedness but will also reduce our cash balances. In addition, the credit agreement for our Term A and B Loans requires us to maintain an unrestricted cash balance of $8.0 million. While we believe that our existing sources of liquidity, along with cash expected to be generated from revenues, will be sufficient to fund our operations for at least the next 12 months after repayment of the 2014 Debentures and to meet our minimum cash covenant, this ultimately may not be the case. If we incur operating losses and negative cash flows in the future, we may need to further reduce or postpone our operating costs or obtain alternate sources of financing, or both. We may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. There can be no assurance, however, that our efforts will be successful.

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

Contractual Obligations

	Payment Obligations by Fiscal Year
	Remaining in 2014	2015	2016	2017	2018	2019 and Thereafter	Total
	(in thousands)
Convertible subordinated debt (1)	$—	$32,843	$—	$—	$—	$—	$32,843
Term A Loan (2)	—	—	7,857	—	—	—	7,857
Term B Loan (3)	—	—	9,342	—	—	—	9,342
Loan interest (4)	2,092	3,102	1,776	—	—	—	6,970
Operating leases (5)	1,084	1,620	370	—	—	—	3,074
Software licenses (6)	4,314	6,936	3,047	2,900	2,800	—	19,997
Inventory and related purchase obligations (7)	6,056	457	81	60	—	—	6,654
Total	$13,546	$44,958	$22,473	$2,960	$2,800	$—	$86,737
_________________________________________________

(1)	Convertible subordinated debt represents amounts due for our 8.0% convertible debentures due October 2014.

(2)	Term A Loan represents amounts due for our 9.0% fixed rate senior notes due August 31, 2016.

(3)	Term B Loan represents amounts due for our 9.0% fixed rate senior notes due August 31, 2016.

(4)	Interest payable for 2014 Debentures through 2015 and Term A and B Loans through 2016.

(5)	We lease facilities under non-cancellable operating lease agreements that expire at various dates through 2016.

(6)	Software license commitments represent non-cancellable licenses of technology from third-parties used in the development of our products.

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

Off-Balance Sheet Arrangements

At March 31, 2014, we had no material off-balance sheet arrangements, other than operating leases and certain software licenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in our Annual Report on Form 10-K for the year ended September 30, 2013. There have been no material changes to these risks during the six months ended March 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of March 31, 2014, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of March 31, 2014, the final disposition of any such proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2013.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
10.1*	Vitesse Semiconductor Corporation Amended and Restated 2011 Employee Stock Purchase Plan	8-K	001-31614	10.1	February 21, 2014
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

May 6, 2014	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

May 6, 2014	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)