Form 10-Q
period 2014-06-30
VITESSE SEMICONDUCTOR CORP
filed 2014-08-05
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were outstanding 67,697,535 shares of the registrant’s Common Stock, $0.01 par value.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	September 30, 2013
	(in thousands, except par value)
ASSETS
Current assets:
Cash	$70,812	$68,863
Accounts receivable	10,101	9,807
Inventory, net	11,237	10,692
Restricted cash	793	101
Prepaid expenses and other current assets	2,175	1,796
Total current assets	95,118	91,259
Property, plant and equipment, net	2,944	3,107
Other intangible assets, net	1,569	1,170
Other assets	3,548	3,425
	$103,179	$98,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,693	$7,436
Accrued expenses and other current liabilities	12,060	12,245
Current portion of debt, net	32,375	—
Deferred revenue	3,030	2,215
Total current liabilities	55,158	21,896
Other long-term liabilities	470	407
Long-term debt, net	16,328	16,366
Convertible subordinated debt, net	—	44,384
Total liabilities	71,956	83,053
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized; 67,342 and 57,545 shares outstanding at June 30, 2014 and September 30, 2013, respectively	673	575
Additional paid-in-capital	1,922,468	1,891,661
Accumulated deficit	(1,891,918)	(1,876,328)
Total stockholders’ equity	31,223	15,908
	$103,179	$98,961

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net revenues:
Product revenues	$26,012	$26,285	$75,744	$74,879
Intellectual property revenues	1,139	133	4,082	2,019
Net revenues	27,151	26,418	79,826	76,898
Costs and expenses:
Cost of product revenues	12,254	11,666	33,909	34,010
Engineering, research and development	10,006	11,706	31,581	31,987
Selling, general and administrative	7,330	7,257	23,189	22,617
Amortization of intangible assets	88	80	267	266
Costs and expenses	29,678	30,709	88,946	88,880
Loss from operations	(2,527)	(4,291)	(9,120)	(11,982)
Other expense (income):
Interest expense, net	1,510	1,983	4,706	5,919
Gain on compound embedded derivative	—	—	—	(803)
Loss on extinguishment of debt	—	—	1,594	—
Other expense, net	18	31	111	5
Other expense, net	1,528	2,014	6,411	5,121
Loss before income tax expense (benefit)	(4,055)	(6,305)	(15,531)	(17,103)
Income tax expense (benefit)	333	129	59	(790)
Net loss	$(4,388)	$(6,434)	$(15,590)	$(16,313)

Net loss per common share - basic and diluted	$(0.07)	$(0.17)	$(0.27)	$(0.47)

Weighted average common shares outstanding - basic and diluted	59,965	38,630	58,631	34,601

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at September 30, 2013	57,545	$575	$1,891,661	$(1,876,328)	$15,908
Net loss	—	—	—	(15,590)	(15,590)
Compensation expense related to stock options, awards and Employee Stock Purchase Plan	—	—	4,466	—	4,466
Issuance of common stock upon exercise of stock options	49	—	114	—	114
Issuance of shares under Employee Stock Purchase Plan	366	4	905	—	909
Issuance of common stock, net of offering costs	8,582	86	26,519	—	26,605
Release of restricted stock units	1,179	12	(12)	—	—
Repurchase and retirement of restricted stock units for payroll taxes	(379)	(4)	(1,247)	—	(1,251)
Other	—	—	62	—	62
Balance at June 30, 2014	67,342	$673	$1,922,468	$(1,891,918)	$31,223

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows used in operating activities:
Net loss	$(15,590)	$(16,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,541	1,877
Stock-based compensation	4,466	3,305
Change in fair value of compound embedded derivative liability	—	(803)
Gain on disposal of assets	(137)	(153)
Loss on extinguishment of debt, net	1,594	—
Amortization of debt issuance costs	143	203
Amortization of debt discounts	1,365	1,890
Accretion of debt premiums	(15)	(126)
Change in operating assets and liabilities:
Accounts receivable	(294)	(1,001)
Inventory	(545)	179
Prepaids and other assets	(724)	(841)
Accounts payable	57	2,639
Accrued expenses and other liabilities	(278)	553
Deferred revenue	815	1,888
Net cash used in operating activities	(7,602)	(6,703)

Cash flows used in investing activities:
Capital expenditures	(1,157)	(575)
Proceeds from sale of fixed assets	183	156
Payments under licensing agreements	(510)	(342)
Net cash used in investing activities	(1,484)	(761)

Cash flows provided by financing activities:
Proceeds from the exercise of stock options and issuances of shares under ESPP	1,023	866
Net proceeds from the sale of common stock	26,805	54,668
Repurchase of 2014 Debentures	(14,606)	—
Consent fee on amendment of credit agreement	(308)	—
Cash restricted under credit agreement	(687)	—
Repurchase and retirement of restricted stock units for payroll taxes	(1,251)	(620)
Other	59	(6)
Net cash provided by financing activities	11,035	54,908

Net increase in cash	1,949	47,444
Cash at beginning of period	68,863	23,891
Cash at end of period	$70,812	$71,335

Supplemental cash flow information:
Cash paid (refunded) during the period for:
Interest	$4,471	$4,917
Income taxes	180	(1,094)
Non-cash investing and financing activities:
Equity offering costs incurred but not paid	$200	$207
Licensing agreement obligation incurred but not paid	156	—
Reclassification of compound embedded derivative liability to additional paid-in-capital	—	2,096

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 1-THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Vitesse Semiconductor Corporation (“Vitesse,” the “Company,” “us,” or “we”) is a leading supplier of high-performance integrated circuits (“ICs”) that are used primarily by manufacturers of networking systems for Carrier, Enterprise and Internet of Things (“IoT”) networking applications. Vitesse designs, develops and markets a diverse portfolio of high-performance, low-power and cost-competitive semiconductor products for these applications.

Vitesse was incorporated in the state of Delaware in 1987. Our headquarters are located at 4721 Calle Carga, Camarillo, California, and our phone number is (805) 388-3700. Our stock trades on the NASDAQ Global Market under the ticker symbol VTSS.

Fiscal Year

Our fiscal year is October 1 through September 30.

Basis of Presentation

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. The September 30, 2013 balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required for annual periods. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended September 30, 2013, included in our Annual Report on Form 10-K filed with the SEC on December 5, 2013.

The consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, the consolidated results of our operations and the consolidated cash flows and the changes in our stockholders’ equity. The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

Reclassifications
Certain reclassifications have been made to prior fiscal year amounts and related footnotes to conform to current fiscal year presentation with no changes to stockholders’ equity amounts or net loss for the three and nine months ended June 30, 2013.
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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. We do not expect the adoption of this standard to have a material impact on our unaudited consolidated financial position and results of operations.

NOTE 2-COMPUTATION OF NET LOSS PER SHARE

For the three and nine months ended June 30, 2014 and 2013, we recorded a net loss. As such, all outstanding potential common shares were excluded from the diluted earnings per share computation.
The following potentially dilutive common shares are excluded from the computation of net loss per share.

	June 30,
	2014	2013
	(in thousands)
Outstanding stock options	2,964	2,110
Outstanding restricted stock units	2,377	2,031
Employee Stock Purchase Plan shares	355	518
Convertible preferred stock	—	674
2014 Debentures	7,298	10,332
Term B Loan	1,887	1,887
Total potential common shares excluded from calculation	14,881	17,552

NOTE 3-INVENTORY, NET

	June 30, 2014	September 30, 2013
	(in thousands)
Raw materials	$1,110	$1,220
Work-in-process	5,296	3,652
Finished goods	4,831	5,820
Total inventory, net	$11,237	$10,692

NOTE 4-DEBT

	June 30, 2014	September 30, 2013
	(in thousands)
Term A Loan, bearing interest at 9.0% and 10.5% as of June 30, 2014 and September 30, 2013, respectively, due August 2016	$7,783	$7,919
Term B Loan, convertible, bearing interest at 9.0% and 8.0% as of June 30, 2014 and September 30, 2013, respectively, due August 2016	8,545	8,444
Other	—	3
Long-term debt, net	16,328	16,366
2014 Debentures, convertible, 8.0% fixed-rate notes, due October 2014	32,375	44,384
Total debt, net	$48,703	$60,750

Additional information about our debt is as follows:

	Term A Loan	Term B Loan	2014 Debentures
	(in thousands)
Principal	$7,857	$9,342	$32,843
Unamortized debt discount	(74)	(797)	(468)
Carrying value	$7,783	$8,545	$32,375

Interest payable terms	Quarterly, in arrears	Quarterly, in arrears	Semi-annually, in arrears
Annual effective interest rate	9.5%	13.5%	12.2%
Conversion rate per common share	n/a	$4.95	$4.50

Our current debt is comprised of our convertible subordinated debentures (“2014 Debentures”). Our long-term debt is comprised of our senior term loans (the “Term A Loan” and “Term B Loan”, which we collectively refer to as our “Term A and B Loans”).

The credit agreements for the Term A and B Loans and 2014 Debentures provide that we must repurchase, at the option of the holders, indebtedness at its principal amounts plus accrued and unpaid interest upon the occurrence of a fundamental change involving us, as described in the agreements. Upon the occurrence of a fundamental change involving us, the holders of the 2014 Debentures and the Term B Loan may be entitled to receive a “make-whole premium” if they convert their 2014 Debentures or Term B Loan into common stock, payable in additional shares of common stock, if the trading price of our common stock is between $3.20 and $6.00 per share. During the three months ended June 30, 2014, cash of $0.7 million was restricted for payment of the 2014 Debentures following the sale of assets under the terms of the credit agreement.

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
The Amendment provides us with the right, so long as no event of default exists under the credit agreement for the Term A and B Loans, to purchase, repay, redeem, or defease any or all of the 2014 Debentures. In addition, the Amendment requires us to maintain an unrestricted cash balance of $8.0 million and achieve minimum quarterly revenues of $10.0 million. We were in compliance with all covenants as of June 30, 2014.
The credit agreement for the Term A and B Loans continues to provide the lenders with the right to convert the Term B Loan into shares of our common stock at a conversion price of $4.95 per share through October 30, 2014. After that date, the lenders will not have the right to convert the Term B Loan into common stock.
In connection with the Amendment, we paid the lenders a consent fee of $0.3 million which was recorded as a debt discount and will be amortized over the remaining term of the Term A and B Loans. Additionally, in connection with the Amendment we repurchased $13.7 million principal amount of our 2014 Debentures at 107% of the principal amount thereof plus accrued interest, which eliminated the potential issuance of approximately 3.0 million dilutive common shares. We recorded a loss on extinguishment of debt in the amount of $1.6 million related to the repurchase of the 2014 Debentures. After this transaction, $32.8 million principal amount of 2014 Debentures remain outstanding and are due on October 30, 2014.

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

NOTE 5-FAIR VALUE MEASUREMENTS

We measure the fair value of our Term A and B Loans and 2014 Debentures, which are carried at amortized cost, on a quarterly basis for disclosure purposes. We use a binomial-lattice model to estimate fair values of these financial instruments. The estimated fair value of our Term A Loan is determined using Level 3 inputs based primarily on the comparability of its terms to the terms we could obtain, for similar instruments, in the current market. The key unobservable input utilized in the model for our Term B Loan and 2014 Debentures includes a discount rate of 4.1% and 3.3%, respectively.

The estimated fair values of our financial instruments are as follows:

	June 30, 2014		September 30, 2013
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Term A Loan	$7,783	$8,840	$7,919	$8,165
Term B Loan	8,545	10,360	8,444	9,781
2014 Debentures	32,375	34,615	44,384	49,282

NOTE 6-STOCKHOLDERS’ EQUITY

Authorized Capital Stock

We are authorized to issue up to 250 million shares of common stock, par value $0.01, per share, of which 9.2 million shares are reserved for future potential issuance upon conversion of debt, 8.4 million shares of common stock have been reserved for issuance under our stock compensation plans, and 3.4 million shares of common stock are reserved for issuance under our Employee Stock Purchase Plan (“ESPP”).

In June 2014, we raised $26.6 million, net of offering expenses of $2.1 million, from the registered public sale of 8,582,076 shares of common stock at $3.35 per share.

NOTE 7-STOCK BASED COMPENSATION

Stock Options

We have in effect one stock incentive plan, the 2013 Incentive Plan (the “Plan”), under which non-qualified stock options and restricted stock units have been granted to employees and non-employee directors. Under the Plan, we have 1.8 million shares available for future grant as of June 30, 2014.

Compensation cost related to our Plan and ESPP is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$210	$161	$619	$459
Engineering, research and development	573	428	1,643	1,193
Selling, general and administrative	803	567	2,204	1,653
Total stock-based compensation expense	$1,586	$1,156	$4,466	$3,305

As of June 30, 2014, there was $7.2 million of unrecognized stock-based compensation expense related to non-vested stock options, restricted stock units and our ESPP. The weighted average period over which the unearned stock-based compensation for stock options and restricted stock units expected to be recognized is approximately 1.4 years and 1.9 years, respectively. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards and our stock price increases.

Activity in stock option awards is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, September 30, 2013	2,089	$13.43	6.67	$591
Granted	1,014	2.53
Exercised	(49)	2.35
Cancelled or expired	(90)	86.22
Options outstanding, June 30, 2014	2,964	7.64	7.23	1,792
Options exercisable, June 30, 2014	1,649	$11.67	5.85	$578

This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $3.45 as of June 30, 2014, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. There were 0.6 million in-the-money stock options that were exercisable as of June 30, 2014.

The per share fair values of time-based stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	Nine Months Ended June 30,
	2014	2013
Expected life (in years)	5.79	5.65
Expected volatility:
Weighted-average	81.5%	82.0%
Range	79.5% - 81.6%	79.8% - 82.1%
Expected dividend	—	—
Risk-free interest rate	1.7% - 1.9%	.9% - 1.0%

The weighted average fair value at the date of grant of time-based options granted in the nine months ended June 30, 2014 and 2013 was $1.75 and $1.43, respectively.
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

The following table provides additional information in regards to options outstanding as of June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$2.10 - $2.26	424	8.68	$2.11	194	$2.10
2.53	987	9.45	2.53	116	2.53
2.54 - 4.36	750	7.03	3.45	542	3.50
4.60 - 41.20	594	5.08	7.89	588	7.91
42.00 - 145.40	209	0.67	57.39	209	57.39
$2.10 - $145.40	2,964	7.23	$7.64	1,649	$11.67

Restricted Stock Units

Activity for our restricted stock award units is as follows:

	Restricted Stock Units (in thousands)	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Restricted stock units, September 30, 2013	2,021	$2.65	1.13	$6,143
Awarded	1,600	2.62
Released	(1,179)	2.69
Forfeited	(65)	2.42
Restricted stock units, June 30, 2014	2,377	$2.62	1.21	$8,200

We issue restricted stock units as part of our equity incentive plans. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The impact of such withholding totaled $1.3 million and $0.6 million for the nine months ended June 30, 2014 and 2013, respectively, and was recorded as settlement on restricted stock tax withholding in the accompanying unaudited consolidated statements of stockholders’ equity. Although shares withheld are not issued, they are treated as common stock repurchases in our unaudited consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

Employee Stock Purchase Plan

Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15% of their regular base salary subject to certain limits to purchase shares at the lower of 85% of the fair market value of the common stock on the date of the commencement of the offering or on the last day of the 6-month offering period. On January 31, 2014, 0.4 million shares were issued at a price per share of $2.46, a 15% discount to the share price on August 1, 2013, the commencement date for the purchase period that ended January 31, 2014. On July 31, 2014, 0.4 million shares were issued at a price per share of $2.55, a 15% discount to the share price on July 31 2014, the last date of the purchase period. We recognized $0.5 million and $0.4 million of stock compensation expense under the ESPP during the nine months ended June 30, 2014 and 2013, respectively. We determine the fair value of the ESPP awards using the Black-Scholes pricing model. Underlying assumptions used were as follows:

	Nine Months Ended June 30,
	2014	2013
Expected life (in years)	0.5	0.5
Expected volatility	37.1% - 50.3%	47.6% - 49.8%
Expected dividend	—	—
Risk-free interest rate	0.07% - 0.08%	0.11% - 0.14%

NOTE 8-INCOME TAXES

The income tax expense (benefit) as a percentage of loss before income taxes was 0.4% for the nine months ended June 30, 2014 compared to (4.6)% for the comparable period in the prior year. Our income tax expense (benefit) is primarily impacted by foreign taxes, certain nondeductible interest and share based expenses. The income tax expense (benefit) is also impacted by the release of a portion of the valuation allowance related to certain foreign jurisdictions’ deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period based on our analysis of the available positive and negative evidence.

At June 30, 2014, we had approximately $43.4 million, $33.0 million, and $133.2 million of federal, state, and foreign Net Operating Losses (“NOLs”), respectively, that can be used in future tax years. In December 2012, we issued 10.7 million shares of common stock in a public offering which resulted in a Section 382 ownership change. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5%” shareholders (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Of our federal NOL amount as of June 30, 2014, $28.1 million is subject to an annual Section 382 limitation of $1.4 million due to the December 2012 ownership change. Since we maintain a full valuation allowance on all of our U.S. and state deferred tax assets, the impact of the ownership change on the future realizability of our U.S. and state deferred tax assets did not result in an impact to our provision for income taxes for the nine months ended June 30, 2014, or on our net deferred tax asset as of June 30, 2014.

If an additional ownership change occurs in the future, our ability to utilize our NOL carryforwards and other deferred tax assets to offset future taxable income may be further limited and the value and recoverability of our NOLs and other deferred tax assets could be further diminished.

NOTE 9-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

We manage and operate our business through one operating segment.

Net revenues from customers that were equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Tellabs	*	10.3%	*	*
WPG Holdings**	26.6%	19.2%	24.5%	16.4%
 __________________________________________________
*Less than 10% of total net revenues for period indicated.
**Distributor

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

At June 30, 2014, there was one customer that accounted for 16.8% of accounts receivable. At September 30, 2013, there were two customers that accounted for 23.8% of accounts receivable. We believe that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by our credit evaluation process, relatively short collection periods and maintaining an allowance for anticipated losses. We generally do not require collateral security for outstanding amounts.

Net revenues by geographic area are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
United States	$5,936	$5,590	$17,356	$23,693
Asia Pacific	17,606	16,856	52,272	42,957
Europe, Middle East and Africa	3,609	3,972	10,198	10,248
Total net revenues	$27,151	$26,418	$79,826	$76,898

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

We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing. Product revenues by product line are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Connectivity	$10,132	$12,199	$29,556	32,172
Ethernet switching	14,001	9,541	36,955	28,178
Transport processing	1,879	4,545	9,233	14,529
Product revenues	$26,012	$26,285	$75,744	$74,879

NOTE 10-COMMITMENTS AND CONTINGENCIES

Operating Leases and Software Licenses
We lease facilities under non-cancellable operating leases. The leases expire at various dates through fiscal year 2017 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance, maintenance costs, or provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight line basis over the applicable lease term. Lease incentives received are recognized as a reduction of rental expense on a straight-line basis over the term of the lease.
Software license commitments represent non-cancellable licenses of intellectual property from third‑parties used in the development of our products.
Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year and software licenses are as follows:

	Remaining in 2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Operating leases	$559	$1,952	$591	$110	$—	$—	$3,212
Software licenses	1,684	7,136	3,147	2,900	2,800	—	17,667
Total	$2,243	$9,088	$3,738	$3,010	$2,800	$—	$20,879

Litigation

From time-to-time, we are involved in legal proceedings in the ordinary course of business, including actions against us which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Although the ultimate outcome of these matters cannot be determined, we believe that as of June 30, 2014, the final disposition of any such proceedings will not have a material adverse effect on our financial position, results of operations, or liquidity. Related legal defense costs are expensed as incurred.

Guarantees and Indemnities

During our normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We review our exposure under these agreements no less than annually, or more frequently when events indicate. Except for our established warranty reserves, we do not expect that any potential payments in connection with any of these indemnity obligations would have a material adverse effect on our consolidated financial position. Accordingly, except for established warranty reserves, we have not recorded any liabilities for these agreements as of June 30, 2014 and September 30, 2013.

Warranties

We establish reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with our customers. We generally warrant our products against defects for one year from date of shipment, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. Our warranty reserves are established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. Historically, our warranty returns have not been material.

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

Overview

We are a leading supplier of high-performance ICs that are used primarily by manufacturers of networking systems for Carrier, Enterprise and IoT networking applications. We design, develop and market a diverse portfolio of high-performance, low-power and cost-competitive networking and connectivity IC solutions. For more than 30 years, we have been a leader in the adoption of new technologies in Carrier and Enterprise networking.
Both bandwidth demands and complexity, driven by the introduction of new content-rich services, the convergence of voice, video and data, and enhanced 4G/LTE mobile networks, have risen dramatically in Carrier and Enterprise networks. Media-rich devices, such as smartphones and game consoles, require increased bandwidth. New Enterprise deployment options, such as Cloud-based services and social media and telepresence, also spur demand. More recently, there is a trend for increased Ethernet deployment within networks used in Industrial and Military networking, automotive transport, and future Smart Grid applications, collectively referred to as the Internet of Things, or IoT.
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

Realization of Our Transition Strategy

Several years ago, we embarked on the strategic mission of re-inventing Vitesse to take advantage of the dramatic ongoing transformation of our target networking markets. Our objective is to be a leading supplier of high-performance ICs for the global communications infrastructure markets. In an effort to diversify ourselves and provide new opportunities for growth, we re-positioned our engineering, research and development (“R&D”) teams and invested heavily to enter new markets, develop new products, and penetrate new customers. Over the last three years we have seen consistent growth in this new product portfolio, which reached 28% and 45% of our total product revenues for fiscal year 2013 and the nine months ended June 30, 2014, respectively.
To continue to grow our new product revenue, we must win market share in high-growth communications market segments. In 2013, we expanded our market focus to include elements of the IoT market, which provides substantial new growth opportunities for Vitesse.

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

Our accounting policy generally uses the “sell-through” model for sales to our distributors. The “sell-through” model recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. As such, we may have variability in our revenue from quarter-to-quarter as customers have substantial flexibility to reschedule backlog with our distribution partners as part of the terms and conditions of sale. Our distributor sales were 52.7% , 51.6% and 44.6% of product revenue in fiscal years 2013, 2012 and 2011, respectively, and 57.5% of product revenue for the nine months ended June 30, 2014.

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
During the last three years, we accelerated our efforts to increase our product gross margins and operating margins, which together have substantially increased our operating leverage. Our efforts in operations include reductions in materials costs and cycle times, improved product yields, implementation of programs such as lean manufacturing, and an enhanced customer-centric focus. As a fabless semiconductor company, we outsource the majority of our manufacturing. Our successful management of our supply chain has provided us with competitive materials pricing and effective lead times for the materials we purchase. We have sizable advantages due to lower manufacturing fixed costs, reduced cycle times, and lower inventory resulting from our outsourcing of almost all of our wafer fabrication and assembly. During periods of strong demand, we could experience longer lead times, difficulties in obtaining capacity, and/or difficulty in meeting commitments for our required deliveries during periods of strong demand. Average margins vary widely within the markets we serve, with the Carrier networking market having the highest average margins and the Enterprise networking market having the lowest average margins. We endeavor to increase margins by providing products that have significant added value relative to our competition.

We have also streamlined our R&D and selling, general and administrative (“SG&A”) organizations, reducing expenses almost 25% over the past three fiscal years. We leverage top-level consultants to help us achieve short-term design goals while ensuring we maintain our in-house engineering talent to drive our overall corporate objectives.

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

We believe that our critical accounting policies and estimates, as described in our Annual Report on Form 10-K for the year ended September 30, 2013, are our most critical accounting policies and are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these policies during the nine months ended June 30, 2014.

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements see “The Company and Its Significant Accounting Policies” footnote in the accompanying notes to the unaudited consolidated financial statements.

Results of Operations for the three and nine months ended June 30, 2014, as compared to the three and nine months ended June 30, 2013

The following table sets forth certain Unaudited Consolidated Statements of Operations data for the periods indicated.
The percentages in the table are based on net revenues.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
	(in thousands, except for percentages)
Net revenues:
Product revenues	$26,012	95.8%	$26,285	99.5%	$75,744	94.9%	$74,879	97.4%
Intellectual property revenues	1,139	4.2%	133	0.5%	4,082	5.1%	2,019	2.6%
Net revenues	27,151	100.0%	26,418	100.0%	79,826	100.0%	76,898	100.0%
Costs and expenses:
Cost of product revenues	12,254	45.1%	11,666	44.2%	33,909	42.5%	34,010	44.2%
Engineering, research and development	10,006	36.9%	11,706	44.3%	31,581	39.6%	31,987	41.6%
Selling, general and administrative	7,330	27.0%	7,257	27.5%	23,189	29.0%	22,617	29.4%
Amortization of intangible assets	88	0.3%	80	0.3%	267	0.3%	266	0.3%
Costs and expenses	29,678	109.3%	30,709	116.3%	88,946	111.4%	88,880	115.5%
Loss from operations	(2,527)	(9.3)%	(4,291)	(16.3)%	(9,120)	(11.4)%	(11,982)	(15.5)%
Other expense (income):
Interest expense, net	1,510	5.6%	1,983	7.5%	4,706	5.9%	5,919	7.7%
Gain on compound embedded derivative	—	—%	—	—%	—	—%	(803)	(1.0)%
Loss on extinguishment of debt	—	—%	—	—%	1,594	2.0%	—	—%
Other expense, net	18	0.1%	31	0.1%	111	0.1%	5	—%
Other expense, net	1,528	5.7%	2,014	7.6%	6,411	8.0%	5,121	6.7%
Loss before income tax expense (benefit)	(4,055)	(15.0)%	(6,305)	(23.9)%	(15,531)	(19.4)%	(17,103)	(22.2)%
Income tax expense (benefit)	333	1.2%	129	0.5%	59	0.1%	(790)	(1.0)%
Net loss	$(4,388)	(16.2)%	$(6,434)	(24.4)%	$(15,590)	(19.5)%	$(16,313)	(21.2)%

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

The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products, capacity constraints at our suppliers, EOL product decisions, and general economic conditions. Therefore, our revenues for the three and nine months ended June 30, 2014 may not necessarily be indicative of future revenues.

Product revenues by market are as follows:

	Three Months Ended June 30,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$12,035	46.3%	$14,368	54.7%	$(2,333)	(16.2)%
Enterprise networking	13,918	53.5%	11,368	43.2%	2,550	22.4%
Non-core	59	0.2%	549	2.1%	(490)	(89.3)%
Product revenues	$26,012	100.0%	$26,285	100.0%	$(273)	(1.0)%

	Nine Months Ended June 30,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$36,820	48.6%	$41,497	55.4%	$(4,677)	(11.3)%
Enterprise networking	38,537	50.9%	31,884	42.6%	6,653	20.9%
Non-core	387	0.5%	1,498	2.0%	(1,111)	(74.2)%
Product revenues	$75,744	100.0%	$74,879	100.0%	$865	1.2%

The lower Carrier networking revenues are largely attributable to a decrease in sales of older products for SONET applications, some of which went through EOL in prior periods. The decline is partially offset by increases in sales of our new products, primarily for Carrier Ethernet applications, which increased more than 65% from the comparable periods in the prior year.

The higher Enterprise networking revenues are primarily due to increases in sales of our new products, both switches and 10G Ethernet PHYs, as new customers ramp into production. The increases are partially offset by declines in sales of our crosspoint switches and older generation switches and PHYs.

In fiscal 2012, a number of older products went through EOL. Revenues from these EOL products totaled $0.3 million and $3.6 million in the three months ended June 30, 2014 and 2013, respectively, and $5.3 million and $12.4 million in the nine months ended June 30, 2014 and 2013, respectively.

We also classify our product revenues based on our three product lines: (i) Connectivity; (ii) Ethernet switching; and (iii) Transport processing.

Product revenues by product line are as follows:

	Three Months Ended June 30,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$10,132	39.0%	$12,199	46.4%	$(2,067)	(16.9)%
Ethernet switching	14,001	53.8%	9,541	36.3%	4,460	46.7%
Transport processing	1,879	7.2%	4,545	17.3%	(2,666)	(58.7)%
Product revenues	$26,012	100.0%	$26,285	100.0%	$(273)	(1.0)%

	Nine Months Ended June 30,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Connectivity	$29,556	39.0%	$32,172	43.0%	$(2,616)	(8.1)%
Ethernet switching	36,955	48.8%	28,178	37.6%	8,777	31.1%
Transport processing	9,233	12.2%	14,529	19.4%	(5,296)	(36.5)%
Product revenues	$75,744	100.0%	$74,879	100.0%	$865	1.2%

The lower Connectivity revenues are primarily attributable to the decrease in sales of some of our mature crosspoint switches, partially offset by a strong increase in sales of our new 10G Ethernet PHYs and new crosspoint switches.

The higher Ethernet switching revenues are largely attributable to an increase in sales of our new Enterprise and Carrier Ethernet switch engines and 1GbE Copper PHYs.

The lower Transport processing revenues are largely attributable to decreased sales of SONET framers that went through EOL in prior periods. In the nine months ended June 30, 2014, the decrease is partially offset by an increase in sales of switch fabrics going through EOL and new optical transport network (“OTN”) products.

Intellectual Property Revenues

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$1,139	4.2%	$133	0.5%	$1,006	756.4%

	Nine Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$4,082	5.1%	$2,019	2.6%	$2,063	102.2%

Intellectual property revenues include licenses, support, royalties, and sales of patents. The higher intellectual property revenues are due to increased deliveries of intellectual property. The timing and amounts of intellectual property revenues fluctuate. Expenses associated with the sale of intellectual property are included in SG&A.

Net revenues from customers that were equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Tellabs	*	10.3%	*	*
WPG Holdings**	26.6%	19.2%	24.5%	16.4%

______________________________________
* Less than 10% of total net revenues for period indicated.
** Distributors

Net revenues by geographic area are as follows:

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
United States	$5,936	21.9%	$5,590	21.2%	$346	6.2%
Asia Pacific	17,606	64.8%	16,856	63.8%	750	4.4%
Europe, Middle East and Africa	3,609	13.3%	3,972	15.0%	(363)	(9.1)%
Net revenues	$27,151	100.0%	$26,418	100.0%	$733	2.8%

	Nine Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
United States	$17,356	21.7%	$23,693	30.8%	$(6,337)	(26.7)%
Asia Pacific	52,272	65.5%	42,957	55.9%	9,315	21.7%
Europe, Middle East and Africa	10,198	12.8%	10,248	13.3%	(50)	(0.5)%
Net revenues	$79,826	100.0%	$76,898	100.0%	$2,928	3.8%

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

Cost of Product Revenues

	Three Months Ended June 30,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$12,254	47.1%	$11,666	44.4%	$588	5.0%

	Nine Months Ended June 30,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$33,909	44.8%	$34,010	45.4%	$(101)	(0.3)%

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

Cost of product revenues as a percentage of product revenues for the three months ended June 30, 2014 was negatively impacted by a high volume sale of a single, low-margin product. Otherwise, cost of product revenues as a percentage of product revenues continued to decrease for both the three and nine month periods ended June 30, 2014 primarily due to higher margins on Copper PHY and Ethernet Switch products, as well as a decrease in lower margin SONET framer product sales, as compared to the prior periods.

Engineering, Research and Development

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$10,006	36.9%	$11,706	44.3%	$(1,700)	(14.5)%

	Nine Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$31,581	39.6%	$31,987	41.6%	$(406)	(1.3)%

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

The decrease in R&D spending for the three months ended June 30, 2014, as compared to the prior year period, is due primarily to reduced mask tooling of $1.5 million and lower outside contractor expenses of $0.7 million in the current period. These decreases are partially offset by higher employee compensation expenses of $0.7 million, including stock compensation, in the current period.

The decrease in R&D spending for the nine months ended June 30, 2014, as compared to the prior year period, is due primarily to reduced mask tooling of $1.3 million and lower outside contractor expenses of $1.3 million in the current period. These decreases are partially offset by higher employee compensation expenses of $1.6 million, including stock compensation, and higher tooling expense of $0.4 million in the current period, as compared to the prior year period.

Selling, General and Administrative

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$7,330	27.0%	$7,257	27.5%	$73	1.0%

	Nine Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$23,189	29.0%	$22,617	29.4%	$572	2.5%

SG&A expenses consist primarily of compensation expense, legal and other professional fees, facilities expenses, outside labor, and communication expenses.

SG&A expenses in the three months ended June 30, 2014 are comparable to the same period in the prior year.

SG&A expenses in the nine months ended June 30, 2014, as compared to the prior year period, increased $0.6 million, primarily due to higher employee compensation expenses of $1.3 million, including stock compensation, and relocation expenses of $0.5 million related to the move of our primary test operations from Singapore to Taiwan and our Camarillo facilities to an adjacent building. These increases are partially offset by $1.3 million lower asset retirement obligation, facilities and other expenses.

Interest Expense, Net

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$1,510	5.6%	$1,983	7.5%	$(473)	(23.9)%

	Nine Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$4,706	5.9%	$5,919	7.7%	$(1,213)	(20.5)%

Interest expense, net is comprised of cash interest expense, amortization of debt discount, premium, and debt issuance cost, net of interest income. Interest expense, net decreased primarily due to the repurchase in November 2013 of $13.7 million principal amount of our 2014 Debentures.

Gain on Compound Embedded Derivative

	Nine Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$—	—	$(803)	(1.0)%	$803	(100.0)%

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

Loss on Extinguishment of Debt

	Nine Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$1,594	2.0%	$—	—	$1,594	100.0%

The loss on extinguishment of debt is due to the repurchase in November 2013 of $13.7 million principal amount of our 2014 Debentures at 107% of the principal amount thereof.

Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$333	1.2%	$129	0.5%	$204	158.1%

	Nine Months Ended June 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$59	0.1%	$(790)	(1.0)%	$849	(107.5)%

Our effective tax rate is primarily impacted by certain foreign taxes, certain nondeductible interest and share based expenses and the release of a portion of the evaluation allowance related to certain foreign jurisdictions’ deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period. Our effective tax rate for the nine months ended June 30, 2014 was 0.4% which was lower than the federal and state statutory rate due to the projected federal and state losses for the fiscal year as well as the related valuation allowances.

Financial Condition and Liquidity

Cash Flow Analysis

Cash increased to $70.8 million at June 30, 2014, from $68.9 million at September 30, 2013. Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended June 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(7,602)	$(6,703)
Net cash used in investing activities	(1,484)	(761)
Net cash provided by financing activities	11,035	54,908
Net increase in cash	1,949	47,444
Cash at beginning of period	68,863	23,891
Cash at end of period	$70,812	$71,335

Net Cash Used In Operating Activities

During the nine months ended June 30, 2014, cash used in operations totaled $7.6 million. Excluding changes in working capital, we used $6.6 million to fund the cash portion of our net loss. We used cash to fund increases in accounts receivable, inventory, prepaid expenses and other assets totaling $1.6 million and to fund decreases in accrued expenses and other liabilities totaling $0.3 million. These uses were offset by higher accounts payable and deferred revenue totaling $0.9 million which provided cash.

Accounts receivable, accounts payable, accrued expenses and other liabilities at June 30, 2014 are comparable to their respective balances at September 30, 2013. Inventory levels increased $0.5 million to $11.2 million at June 30, 2014 from $10.7 million at September 30, 2013 to meet increased demand. Deferred revenue increased $0.8 million from $2.2 million at September 30, 2013, to $3.0 million at June 30, 2014, due to the timing of payments from distributors.

During the nine months ended June 30, 2013, cash used in operations totaled $6.7 million. Excluding changes in working capital, we used $10.1 million to fund the cash portion of our net loss. We used cash to fund increases in accounts receivable and prepaid expenses totaling $1.8 million. These uses were offset by lower inventory of $0.2 million and higher accounts payable, accrued liabilities and deferred revenue totaling $5.1 million.

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

Net Cash Used In Investing Activities

Investing activities used cash in the nine months ended June 30, 2014 for capital expenditures of $1.2 million and payments under licensing agreements of $0.5 million. Expenditures were partially offset by cash provided by the sale of capital assets of $0.2 million. Investing activities used cash in the nine months ended June 30, 2013, for capital expenditures of $0.6 million and payments under licensing agreements of $0.3 million. Expenditures were partially offset by cash provided by the sale of capital assets of $0.2 million.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the nine months ended June 30, 2014 totaled $11.0 million. Cash from the sale of common stock totaled $26.8 million, net of approximately $1.9 million in paid expenses. Additional offering costs of $0.2 million were incurred, but unpaid as of June 30, 2014. Proceeds from the exercise of stock options and issuances of shares under the ESPP totaled $1.0 million. Cash used for the repurchase of our 2014 Debentures totaled $14.6 million. We also used cash to pay a consent fee of $0.3 million related to the November 2013 amendment of our credit agreement. Cash of $0.7 million was restricted for payment of the 2014 Debentures following the sale of assets under the terms of the credit agreement. Cash used for the repurchase of restricted stock units for payroll taxes on behalf of employees was $1.3 million. Net cash provided by financing activities during the nine months ended June 30, 2013 totaled $54.9 million. Cash from the sale of common stock totaled $54.7 million, net of approximately $4.0 million in paid expenses. Additional offering costs of $0.2 million were incurred, but unpaid as of June 30, 2013. Proceeds from the exercise of stock options and issuances of shares under the ESPP totaled $0.9 million. Cash used for the repurchase of restricted stock units for payroll taxes paid on behalf of employee was $0.6 million.

Capital Resources, Including Debt, Contingent Liabilities and Operating Leases

Prospective Capital Needs

Our principal sources of liquidity are our existing cash, cash generated from product sales, and cash generated from the sales or licensing of our intellectual property. Our cash totaled $70.8 million at June 30, 2014. Our working capital at June 30, 2014, was $40.0 million.

In order to achieve sustained profitability and positive cash flows from operations, we may need to reduce operating expenses and/or increase revenues. We have completed a series of cost reduction actions that have improved our operating expense structure. We will continue to perform additional actions, as necessary. Our ability to maintain, or increase, current revenue levels to sustain profitability will depend, in part, on demand for our products.

Our current debt is comprised of our 2014 Debentures, of which the total principal amount of $32.8 million is due on October 30, 2014. Our long-term debt is comprised of our senior Term A and B Loans which have a total principal amount of $17.2 million due on August 31, 2016. We will use our existing cash and restricted cash to repay our 2014 Debentures on or before their maturity in October 2014. The credit agreement for our Term A and B Loans requires us to maintain an unrestricted cash balance of $8.0 million. We believe that our existing sources of liquidity, along with cash expected to be generated from revenues, will be sufficient to fund our operations for at least the next 12 months after repayment of the 2014 Debentures and to meet our minimum cash covenant. Our available liquidity could be adversely affected, however, if we incur operating losses and negative cash flows in the future, and we may need to reduce or postpone our operating costs or obtain alternate sources of financing, or both. We may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. There can be no assurance, however, that our efforts will be successful.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits Vitesse to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $75.0 million. As of June 30, 2014, we raised a total of $28.7 million of gross proceeds from the sale of 8,582,076 shares of our common stock, leaving approximately $46.3 million of securities available for issuance pursuant to the Form S-3. The Form S-3 will expire in January 2017.

Contractual Obligations

	Payment Obligations by Fiscal Year
	Remaining in 2014	2015	2016	2017	2018	2019 and Thereafter	Total
	(in thousands)
Convertible subordinated debt (1)	$—	$32,843	$—	$—	$—	$—	$32,843
Term A Loan (2)	—	—	7,857	—	—	—	7,857
Term B Loan (3)	—	—	9,342	—	—	—	9,342
Loan interest (4)	391	3,102	1,776	—	—	—	5,269
Operating leases (5)	559	1,952	591	110	—	—	3,212
Software licenses (6)	1,684	7,136	3,147	2,900	2,800	—	17,667
Inventory and related purchase obligations (7)	5,928	2,005	73	60	—	—	8,066
Total	$8,562	$47,038	$22,786	$3,070	$2,800	$—	$84,256
_________________________________________________

(1)	Convertible subordinated debt represents amounts due for our 8.0% convertible debentures due October 30, 2014.

(2)	Term A Loan represents amounts due for our 9.0% fixed rate senior notes due August 31, 2016.

(3)	Term B Loan represents amounts due for our 9.0% fixed rate senior notes due August 31, 2016.

(4)	Interest payable for 2014 Debentures through 2015 and Term A and B Loans through 2016.

(5)	We lease facilities under non-cancellable operating lease agreements that expire at various dates through 2017.

(6)	Software license commitments represent non-cancellable licenses of technology from third-parties used in the development of our products.

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

Off-Balance Sheet Arrangements

At June 30, 2014, we had no material off-balance sheet arrangements, other than operating leases, certain software licenses and non-cancellable purchase commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in our Annual Report on Form 10-K for the year ended September 30, 2013. There have been no material changes to these risks during the nine months ended June 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of June 30, 2014, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of June 30, 2014, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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
32.1#
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X
_____________________________________________________

#
The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Vitesse Semiconductor Corporation under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**
The information in this exhibit is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2014	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

August 5, 2014	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)