Form 10-K
period 2014-09-30
VITESSE SEMICONDUCTOR CORP
filed 2014-12-04
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of March 31, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $240.2 million, based on the closing price on that date. As of November 28, 2014, there were outstanding 67,903,274 shares of the registrant’s Common Stock, $0.01 par value.
Documents Incorporated By Reference
Portions of the issuer’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

VITESSE SEMICONDUCTOR CORPORATION
2014 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

Overview
Vitesse Semiconductor Corporation (“Vitesse,” the “Company,” “us,” “we,” and “our”) is a leading supplier of high-performance integrated circuits (“ICs”), associated application and protocol software, and integrated turnkey systems solutions used in Carrier, Enterprise and Industrial Internet of Things (“IoT”) Ethernet networking applications. With these solutions, we enable networking industries to transition from legacy networks to standards-based, ubiquitous ‘Ethernet Everywhere’ networking. For over 30 years, starting from Enterprise networks, revolutionizing Carrier networks, and now penetrating Industrial-IoT networks, we have been a leading innovator in networking and connectivity IC solutions.
Our customers include original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) in our core Carrier and Enterprise markets, as well as a fast-growing base of customers across an increasingly diversified range of markets defined within Industrial-IoT. In fiscal year 2014, we had over 500 customers worldwide, nearly 300 of which purchased our new products. Our customers include leading networking OEMs such as Alcatel-Lucent, Ciena, Cisco Systems, Dell, Ericsson, Fiberhome, Hewlett-Packard, Juniper Networks, Nokia Networks, Samsung, Tellabs, and ZTE; ODMs such as Accton, Delta Networks, Pegatron, and Rubytech; Industrial networking vendors such as Belden/Hirschmann, General Electric, Kyland, and Moxa; as well as many integrators, contract manufacturers, and sub-contractors in the Industrial Process Control, Smart-Grid Energy Distribution, Transportation, and Factory Automation sectors. Lastly, we count leading processor and specialized system-on-a-chip (“SoC”) IC companies as customers of our Gigabit Copper physical layer IC (“Cu PHY”) and Ethernet switch engine Intellectual Property (“IP”) cores.
Vitesse was incorporated in the state of Delaware in 1987. Our corporate headquarters is located at 4721 Calle Carga, Camarillo, California, and our phone number is (805) 388-3700. As of September 30, 2014, we operated domestic design centers at our corporate headquarters and in Austin, Texas and four international design centers in Denmark, Germany, India, and Taiwan. Our common stock trades on the NASDAQ Global Market under the ticker symbol VTSS.

Industry Background
The communications industry’s defining characteristic over the past decade is the exponential traffic growth on public and private communications networks worldwide. These networks include those used by long-distance, local exchange service providers and wireless service providers (“Carriers”), those used by corporations, government, schools, and other “Enterprises,” and most recently new networks being created to connect billions of sensors, meters, appliances, vehicles, and other machines in both existing “Industrial” applications and emerging consumer applications in what is now being called the Internet of Things, or IoT.
Traffic growth is driven by the rapid adoption by consumers, businesses, institutions, and governments of data-intensive applications and services such as Internet access, web-delivered content, video conferencing, Voice Over Internet Protocol (“VOIP’) phones and television, Cloud storage and computing, financial transactions, Software-as-a-Service (“SaaS”), and Infrastructure-as-a-Service (“IaaS”). The growth of sophisticated mobile devices has created the need for high-bandwidth, secure connectivity to the public Internet and to corporate networks over global 4G/LTE networks and next-generation WiFi technologies. Adding to this exploding demand from consumers and businesses is the emerging connectivity of more and more ‘things.’ Industry analysts expect that these new applications will actually outstrip the more traditional uses of the Internet within a few years, driving more than 50 billion connections by the year 2020.
As a result of this growth over the last decade, networks have evolved from legacy or semi-proprietary protocols to Internet Protocol (“IP”) as the ‘language’ to deliver high-bandwidth services. IP is most efficiently transported and switched using Ethernet networking technologies. Ethernet now dominates in all broad-based network deployments, including small and large Enterprise networks, residential and business Access networks, mobile base stations and backhaul, WiFi networks, and the service delivery from public and private Cloud data center networks used by providers such as Google, Facebook, Amazon, and Netflix. As the new networking technology in all of these applications, Ethernet creates the necessary economies of scale, and guarantees that everyone and everything can connect to everything else using the same language.
Just as Ethernet has come to dominate new deployments of both Carrier and Enterprise networks, we are seeing the beginnings of a similar transition within Industrial-IoT networks. These networks, which exist today for Industrial Process Control, Smart-Grid Energy Distribution, Transportation, and Factory Automation applications, are migrating to standards-based Ethernet. These networks will expand over time connecting billions of things in both industrial and consumer applications. As with other communications networks, Ethernet will become the dominant technology. This transition within Industrial-IoT networks represents a new, large, fast-growing market for Vitesse.

In addition, we anticipate similar transitions to standards-based Ethernet networking to occur for Storage applications, where legacy technologies will be substantially replaced by Ethernet. Although a nascent market today, many industry analysts anticipate this transition to occur rapidly over the next several years. In one of the largest electronics markets, Automotive, the trend is to the connected car. There will be opportunities to connect the car and driver to the Internet, as well as to dozens or hundreds of cameras, sensors and appliances within the vehicle. Over the last two years, the industry has debated the appropriate technologies for these applications. It is now clear that, as with most other markets, the choice will be Ethernet. Every leading automotive manufacturer and all of the leading OEMs providing automotive electronics now support Ethernet as the best alternative for the increasingly complex networking requirements within automobiles.
Because of the growing applications for Ethernet, the technology itself has undergone a profound transformation during the last five years, from a simple, best effort networking technology to a highly-sophisticated, highly-standardized universal networking protocol in Enterprise, Carrier, and Industrial-IoT networks. This complexity poses significant barriers to entry for any company seeking to enter the Ethernet networking market, and consequently, few IC suppliers dominate this market.
It is our view that the great majority of all networks will migrate to Ethernet, leading to our vision: ‘Ethernet Everywhere.’
Carrier Networking
The telecommunications service provider Carrier network, which includes networks delivering voice, data and video communication services to business, residential and mobile customers, is now a vastly complex combination of interconnected networks. Since the 1990s, these networks have been based on Synchronous Optical Network (“SONET/SDH”), which was designed to carry only voice traffic over a fixed circuit network. Just as the Enterprise local area network (“LAN”) evolved from IBM’s TokenRing, FDDI, and other early networking technologies, the same transition is occurring in wide-area networks (“WAN”) as legacy protocols such as T1/E1 PDH, ATM and SONET/SDH give way to IP, packet-based networks designed to efficiently carry voice, data and video.
To accelerate packet-based IP network deployment, the industry has developed standards to upgrade traditional Ethernet to “Carrier Ethernet.” Effectively, it is an adaptation of Ethernet to provide similar service, synchronization, and security functions traditionally provided by SONET/SDH. As Carrier Ethernet standards continue to evolve, the majority of legacy service provider networks will be upgraded with equipment using Ethernet networking technology.
We expect the pace of growth in bandwidth demand and the deployment of revenue-generating support services to accelerate well into the future, prompting Carrier network evolution in two notable areas: (1) the migration from wireline to wireless communication, particularly Mobile Access networks for 4G/LTE deployments; and (2) the migration of traditional Enterprise information technology (“IT”) networks into the Cloud, requiring upgrades from T1/E1 connectivity to secure high-bandwidth service delivery to business over Ethernet. These networks, collectively called the “IP Edge,” will see large investments and drive the transition to Carrier Ethernet.
Mobile Infrastructure and Access: With the explosion of data and video traffic from smartphones and tablet devices for both personal and business use, and the introduction of 4G/LTE networks worldwide, Mobile Infrastructure and Access dominate the IP Edge. These networks demand Ethernet technologies that enable the delivery of differentiated services, rather than just connectivity. They are also becoming more distributed, with macro and small cell base stations and mobile backhaul networks being the primary growth drivers.
Business Services: As businesses migrate from T1/E1 to Ethernet services, they increasingly turn to equipment compliant with the Metro Ethernet Forum Carrier Ethernet 2.0 (“MEF CE 2.0”) specifications. MEF CE 2.0-certified equipment guarantees scalable, manageable and secure Ethernet services with multiple classes of services to customers.
Software Defined Networking: As carriers try to optimize operational efficiencies and operationalize and deliver new services to customers in days, instead of months or even years, they increasingly consider software defined networking (“SDN”) and network function virtualization (“NFV”) solutions that can abstract service creation from the underlying hardware, and move from OEM-specific network management systems to open-source controller solutions that can run on virtualized servers in the Cloud.
We deliver highly-integrated Ethernet ICs and applications software solutions that allow OEMs and ODMs to design Carrier networking products in both wireless and wired infrastructure applications. Our target applications include Carrier Ethernet switches and routers, macro and small cell base stations, fiber and microwave backhaul systems, and Ethernet Access Devices (“EADs”). Based on industry market projections and internal estimates, we expect the addressable market for our new portfolio of low-power, Carrier Ethernet switch engines and physical layer IC (“PHY”) products, with integrated software to grow to over $800 million by 2018, a four-year compound annual growth rate (“CAGR”) of 20%.
Enterprise Networking
Enterprise networks range from large, complex networks for financial institutions, retailers and other large businesses, to LANs for the home and small office and include voice, data and video communications equipment deployed in these settings. Typical categories are large Enterprise, data center switching, small-medium enterprise (“SME”), small-medium business (“SMB”) and small office/home office (“SOHO”).
Similar to Carrier networks, Enterprise networks and data centers must evolve to provide more bandwidth, mobility, reliability, interoperability, and scalability. The advent of Cloud services will increasingly move Enterprise IT applications and data into secure hosted applications in the Cloud, where multiple locations, devices and technologies can access those applications. Cloud services will escalate the need for Enterprises and data centers to provide secure high-bandwidth, high-reliability networks to interconnect elements of the Cloud, collectively called “Cloud Access.”
We deliver highly-integrated Ethernet ICs and applications software solutions that allow OEMs and ODMs to design Enterprise networking products that can support secure wired and wireless (both 4G/LTE and WiFi) access to private networks and public and private Clouds. Our target applications include Enterprise SME/SMB and Cloud Access switches, routers and gateways, and data center connectivity between servers, switches and storage. Based on industry market projections and internal market growth estimates, we expect our products’ addressable market in this segment to approach $450 million by 2018 with a CAGR of 18%.
Industrial-IoT Networking
Increasingly, things as well as people are connected to the Internet. This network is made possible by the growth of machine-to-machine (“M2M”) communications, increased and improved sensor technology, and the acceleration of wireless technology. As the IoT creates new networking opportunities, there are literally hundreds, perhaps thousands of companies now participating in this emerging networking market. As many of these companies do not specialize in networking, we see a growing need to make Ethernet simple. So, we have developed and now provide a broad range of turnkey silicon and software solutions for this fast growing market.
While there is considerable excitement and hype around the potential of billions of devices for the IoT on the consumer side, the market for Industrial-IoT networking is very real today. Networks for Industrial Process Control, Smart-Grid Energy Distribution, Transportation, and Factory Automation applications are all undergoing rapid transformation and growth, with a market that could ultimately approach 700 million devices a year. New requirements within Industrial-IoT are spurring a transition from legacy, proprietary technologies such as PROFINET and EtherCAT to Ethernet.
We are benefiting from this transition. Many of the Carrier Ethernet capabilities that we developed for Carrier networking, including low power, accurate time synchronization and security, are key requirements for networks within Industrial-IoT applications as well.
In addition to the existing and expanding applications within Industrial-IoT networking, there are increasing opportunities within the consumer market. Home automation, security, surveillance, and other markets are creating future requirements for secure high-bandwidth connectivity, all based on Ethernet. This transition is just beginning and will occur over many years. Morgan Stanley forecasts 75 billion devices will connect to the IoT by 2020, translating to 9.4 devices for every one of the eight billion people in the world.
Because of the synergies with our traditional Enterprise and Carrier markets, Industrial-IoT is an obvious adjacent market for us to address. Many of our existing products are ideal for this market segment as we provide both silicon and software solutions that make transitioning to Ethernet simple. No other IC vendor provides this comprehensive solution for Industrial-IoT networks. Our target applications include industrial-class Ethernet switches, security cameras and video distribution, LCD signage, intelligent sensors, and metering equipment. Growing at a CAGR of 45%, we expect Industrial-IoT to add nearly $400 million to our addressable IC market within the next four years.
Other Networks Evolving Towards Ethernet
There are a few other networks that have not completed the evolution from legacy protocols to standards-based Ethernet technology, but soon will. Two examples are Storage networking and Automotive networking.

Storage Networking
Storage networking is expected to undergo a transition to Ethernet. Traditionally, storage is block- and file-based using protocols such as Small Computer System Interface (“SCSI”), Serial Attached SCSI (“SAS”), Serial Advanced Technology Attachment (“SATA”), and Fibre Channel. There is now an emerging transition to object-based storage that more directly addresses data on disk drives via IP addresses using Ethernet technology. Storage disk drive companies such as Seagate Technology recently introduced disk drives with an Ethernet interface instead of the traditional SAS interface. Any equipment designed to communicate with these disk drive arrays will do so with standards-based Ethernet switch and connectivity technologies.
Automotive Networking
Potentially the largest future networking electronics market is Automotive. Major automotive companies are now driving a transition from the many proprietary networks present in cars today towards a unified Ethernet connectivity. This transition has already started in Infotainment equipment such as backup cameras, video displays and audio systems. The migration will soon extend to diagnostics, driver assist technology, the main systems bus interconnecting engine control, and eventually, to the fully autonomous vehicle. To accomplish this, the industry is adopting low-power, low-cost Ethernet PHY technologies, and ‘time deterministic’ Ethernet switching technologies. An estimated 117 million vehicles will be in production in 2019, with eight to 35 Ethernet ports per car. By 2020, analysts expect Automotive Ethernet ports to exceed all other LAN/WAN Ethernet networking ports combined.
Although Storage and Automotive networking are in their infancy today, we see significant growth opportunities and expect them to contribute over $700 million to our addressable market by 2020.
Strategy
Attack Large Growth Markets Transitioning to Ethernet
Our strategy is to focus on high-growth markets that have a high probability of benefiting from our differentiated Ethernet technologies, are addressable with our product portfolio, and are seeing significant investment and growth. We concentrate our research and development (“R&D”) as well as our sales and marketing efforts on three primary markets on the cusp of major investment cycles: Carrier IP Edge, Enterprise Cloud Access, and Industrial-IoT. As more networking markets, such as Storage and Automotive, transition to Ethernet, we will be able to leverage our technology and solutions into those markets with only incremental R&D efforts, further expanding our addressable market and growth opportunities.
Vitesse develops Ethernet switch engines (“Switches”) and PHYs, bundled turnkey applications software implementing standards-based applications protocols, and complete reference design solutions. Our silicon and software solutions provide a simple path to take OEMs or ODMs to market in record time. Because of the wide applicability of Ethernet Switches and PHYs in a rapidly increasing number of networking applications, our addressable market is large and growing.
In addition to our Switch and PHY products developed specifically for Carrier, Enterprise, and Industrial-IoT applications, we have several products that address high-speed signaling and connectivity issues in a broad variety of systems. As bandwidth requirements continue accelerating, more systems require solutions for high-speed signal integrity problems within and between high-capacity computing and communications systems. Our products address a need to transport signals at ever increasing speeds across fiber, cable and copper backplane applications.
Overall, we estimate the served addressable market for our Ethernet-based IC solutions in our target markets to expand from $1 billion today (2015) to approximately $3.1 billion by 2020 with a CAGR of 25%.
Simplify the Transition to Ethernet with Differentiated Technologies
As we accelerate the transition to ‘Ethernet Everywhere,’ we serve customers who face the challenge of providing products and services into highly dynamic markets based on evolving technologies and standards. We use our 30 years of design and systems expertise to introduce innovative products that solve both general industry needs, as well as our customers’ design challenges.
Unique technologies embedded within Vitesse silicon, software, and IP solutions are targeted at our customers’ most difficult challenges: service delivery, synchronization, security and software. Together, our solutions simplify adoption of standards-based Ethernet in all kinds of networks.

•
Service delivery. Vitesse Service Aware Architecture, (“ViSAA™”), is the industry’s only hardware-based switching solution that provides an efficient, low power implementation of complex Carrier Ethernet services. ViSAA enables networking equipment capabilities such as on-demand service creation, remote monitoring and trouble shooting. The hardware implementation of critical networking functionality provides higher bandwidth packet processing capability at half the cost and much lower power than competing switch and network processor solutions.

•
Synchronization. VeriTime™ is our patented timing and synchronization solution implementing enhancements to the IEEE 1588 packet timing standard. IEEE 1588 is forecasted to be the industry’s most widely adopted standard for providing critical synchronization and timing for 4G/LTE networks. Integrated into our SynchroPHY™ 1 Gigabit Ethernet (GE), 10 GE, and 10 GE Optical Transport Network (“OTN”) PHY products, VeriTime is the industry’s only all-digital hardware-based implementation of IEEE 1588 time stamping in Ethernet switch and PHY silicon and is the only solution on the market today that meets and exceeds the new stringent ITU specifications for next-generation TD-LTE and LTE-Advanced (“LTE-A”) wireless networks.

•
Security. Intellisec™ is our patent-pending, flow-based encryption solution for transporting confidential communications over Ethernet networks. A simple, scalable, low power, and easy-to-upgrade implementation, Intellisec is unique in the industry in its abilities to scale IEEE 802.1AE MACsec from a point-to-point encryption solution to a network-wide security solution. In 2013, to address the increasing need for security across all networks, the so-called “Snowden Effect,” we introduced our 1 GE and 10 GE PHY solutions, combining both VeriTime and Intellisec. These solutions are the only “secure 1588” merchant silicon products available today, that can encrypt without compromising timing accuracy. Intellisec is also the first and currently the only PHY-based 128/256-bit AES encryption technology that has passed the U.S. government’s FIPS 197 certification for security solutions that can be deployed for government and national infrastructure networks.

•
Software. CEServices™ is the industry’s only turnkey applications software for Carrier and Industrial-IoT applications provided by an Ethernet IC supplier. Our CEServices turnkey software package, in conjunction with our ViSAA-based Carrier Ethernet switch engines, allow customers to develop systems that will quickly and easily pass MEF CE 2.0 certification. CEServices also supports application programming interfaces that can readily be integrated into emerging software SDN and NFV environments.

These advanced solutions address major technology disruptions within multiple network markets. By providing a simplified, turnkey path that enables our customers to adopt these new networking technologies, we intend to exploit:

•	A dramatic shift towards ‘Ethernet Everywhere’ - Ethernet displacing legacy networking protocols across multiple high-growth market segments.

•
An increase in the number of customers developing networking technologies for multiple markets, including IoT. Many of these customers have little or no networking expertise, and as a result, seek simple turnkey solutions in silicon and software.

•	Increasing adoption of complex Ethernet services within both service providers and their Enterprise customers.

•	New requirements for synchronization and security in all types of networks, particularly for Mobile Access and Industrial-IoT applications.

•	A move to reduce power dissipation in Carrier and Enterprise network elements using latest-generation Energy Efficient Ethernet (EEE).

•	Growing demand for higher bandwidth and higher capacity networks, particularly for Carrier and Enterprise mobility applications, requiring latest generation silicon technologies.

•	A trend for customers to seek systems solutions that include compatible and proven ICs and software in reference designs, enabling much faster time-to-market.
Scale Solutions to a Large, Growing Customer Base by Making Ethernet Simple
Ethernet switching and PHY technologies can be complicated. The breadth of features, protocols, and standards can be overwhelming, delaying time-to-market because of the significant learning curve. In 2014, we introduced our CEServices Carrier Ethernet applications software. At over one million lines of code, and an estimated 400 man-years to replicate, it provides our customers a simple, proven path to execute complex networking equipment. For Carrier applications, we enable MEF CE 2.0 compliance. In Enterprise and Industrial-IoT applications, we provide a variety of standard features and protocols that expedite our customers’ time-to-market.
Through our silicon, software and reference designs, we offer turnkey solutions that customers can use ‘off the shelf’ as the platform to develop their own branded networking equipment quickly and with minimum support from Vitesse. Our turnkey solutions reduce development time from over 1.5 years to less than six months. Providing turnkey solutions of both silicon and software is even more important in the Industrial-IoT market where many customers have limited expertise in developing their own networking solutions.
Expand Presence at Tier-1 Customers
Our Tier-1 customers are savvy buyers who carefully analyze and evaluate our ability to serve them reliably with products and technology, on a continuous basis, over the long-term. A key element of our strategy is to work closely with our customers’ product managers and systems design groups, as well as business units and corporate management teams allowing us to acquire a detailed understanding of our customers’ business and needs for technology advancements. Using this knowledge, we develop solutions that address the most compelling design challenges.
Leverage Intellectual Property
We offer a variety of technology cores for license. We count leading processor and consumer electronics IC vendors as customers of our IP cores. We anticipate future revenues from licensing our technology to systems suppliers and non-competing semiconductor suppliers, who would prefer to buy rather than develop this intellectual property. We believe our position as an innovator and low-power leader makes us a compelling supplier of these complex IP cores. In many cases, we can also leverage IP licensing partnerships to accelerate our partners’ product developments and extend our process technology roadmaps.
Create and sustain material barriers to entry
We believe that our future success will depend largely on our ability to continue improving our products and process technologies, to develop new technologies and to quickly execute complex and highly-integrated silicon and software products that implement ever evolving industry standards. We have over 15 years of experience in Ethernet networking technologies that provides us the systems and applications level expertise required.
Our silicon products are highly-complex VLSI digital designs combined with large, high-performance analog designs, so called ‘mixed-signal’ designs. As such, they represent some of the most complex and challenging developments in the semiconductor industry. This complexity provides a substantial barrier to entry to competitors, as it is difficult to develop the capabilities in people, tools and processes to execute both VLSI digital design and well as high-performance analog design. In addition to silicon hardware design, we make substantial investments in the development of software to incorporate into our product portfolio.
Our CEServices software is over one million lines of code and would take approximately 400 man-years of effort to replicate. Today, Vitesse is the only company providing highly-integrated silicon and turnkey applications software in the Carrier and Industrial-IoT Ethernet market that fully captures our long-standing systems, applications, and use case knowledge and expertise.
The combination of systems-level expertise, combined with the ability to execute highly-complex VLSI mixed signal designs and applications-level software required in Ethernet networking, creates a dramatic and sustainable  barrier to entry for any competitor.
Product Overview
While some of our products are targeted at specific markets, most find applications in multiple types of networking equipment across all of our focus markets. A recent history of new product introductions can be found on our website at www.vitesse.com. The information on our website is not incorporated by reference into, and is not made a part of, this report.
Our products fall into the following product lines:
Ethernet Switching Product Line
Our Ethernet Switching product line addresses 1 GE and 10 GE applications in our focus markets. This product line consists of Carrier Ethernet switch engines, Enterprise Ethernet switches, 1 GE transceivers (“Cu PHYs”) and associated applications software.

Carrier Ethernet Switch Engines:
Our ViSAA-based switch engines enable true Carrier Ethernet networking within our target markets. These products combine typical network processor packet processing features, Layer 2 and Layer 3 Ethernet switch functions, VeriTime timing and synchronization technology, and an on-board CPU into a single chip, at substantially lower cost and lower power than competing solutions. Combined with CEServices, our solutions meet MEF CE 2.0 requirements and dramatically reduce our customers’ time-to-market. In 2014, we introduced our fourth generation Carrier Ethernet switch engine families, Jaguar-2™ and Serval-2™, providing higher density and bandwidth, and even more enhanced features. These products address a broad range of applications in the Access and Edge of the networks, including Mobile Access equipment such as base stations, small cells, fiber and microwave wireless backhaul, and Cloud Access equipment such as EADs used for delivering business services. Additionally, CEServices is already integrated into one of the leading open-source SDN controllers, enabling easy integration into emerging Carrier SDN deployments.
Many of the value-added features designed into our Carrier Ethernet switch engines and software are broadly applicable to IoT applications as well.
Enterprise Ethernet Switches:
Our Enterprise Ethernet switches target Cloud Access as well as desktop, workgroup and LAN infrastructure within SME/SMB markets, and enable cost-effective migration of these systems to Gigabit Ethernet speeds. To date, we have shipped over 250 million Gigabit Ethernet ports into Enterprise applications. Our Enterprise Ethernet switches provide the highly-integrated, advanced features required in Cloud Access network equipment, significantly reducing the physical system size, power consumption, and material cost for our customers.
In 2014, we introduced our SparX-IV™ Enterprise Ethernet switches, optimized for Cloud-managed Enterprise networking applications and equipment, such as ‘Wave 2’ 802.11ac WiFi access points and aggregation routers. A leading Enterprise Cloud-managed switch OEM has already adopted our solutions.
Gigabit Ethernet Copper and Dual-media Copper PHYs with Timing and Security Functions:
Cu PHYs allow transmission of 10/100/1000 BASE-T data over Cat5 copper cable and fiber optic cabling. This technology is widely deployed in personal computing, home electronics, and LAN applications to Enterprise and data center applications, and more recently in Carrier networking applications. We offer a broad range of products in this category, including single, quad, and octal devices delivering a combination of low power, low cost and high integration. Our SimpliPHY™ Cu PHYs provide industry-leading, low-power operation generally using power saving features such as ActiPHY™, PerfectReach™ and EEE technology that provide energy savings of up to 80%.
Our SynchroPHY Cu PHYs provide accurate packet timing and security with VeriTime IEEE 1588 timing technology and Intellisec 802.1AE MACsec technology.
As Carrier, Enterprise, and Industrial-IoT networks become more distributed, both timing and security become increasingly challenging. Our ICs with with VeriTime IEEE 1588 and Intellisec 802.1AE MACsec can equip industry-standard routers and switches with strong 128-/256-bit strong AES technology, while preserving timing and their ability to interface to any standard service provider network. We are the only provider of this type of solution. We anticipate that multiple Tier-1 OEMs will deploy Intellisec within service provider networks and Enterprise networks by the end of 2015.
Connectivity Product Line
Our Connectivity product line includes mixed-signal physical layer devices for connecting systems via optical fiber, copper cable, or backplanes. These devices, including PHYs, crosspoint switches and signal integrity devices, are deployed across a very wide range of applications and markets.
PHYs with Timing and Security Functions:
A PHY converts high-speed analog signals to low-speed digital signals in fiber optic, copper cable and backplane applications. We offer a broad line of PHY products for the Ethernet, SONET/SDH, and Fibre Channel markets at speeds ranging from
155 Mbps to 15 Gbps.
We offer a broad portfolio of 10 GE PHYs with different port counts and interface options which can be used in a wide variety of networking applications. Our PHY portfolio includes the 10 GE SynchroPHY family with VeriTime IEEE 1588 timing technology and Intellisec 802.1AE MACsec technology.

Crosspoint Switches:
Our crosspoint switches provide asynchronous, unblocked switching matrices from 4x4 to 144x144 with industry-leading performance up to 11 Gbps. This range of speeds and package form factors enable a wide variety of solutions for SONET/SDH, switching, blade servers and data center switches, high-density routers, and HDTV video equipment.
Signal Integrity Devices:
We provide a broad portfolio of devices for generic signal integrity applications including the high-speed transmission of signals over backplanes and copper cables. Our EQNOX™ signal integrity, repeater and re-timing ICs support data rates from 155 Mbps to 28 Gbps for protocols including Ethernet, Fibre Channel, SAS, and SATA. These products incorporate many industry-leading features such as FlexEQ™, an adaptive equalization and electronic dispersion compensation technology that dramatically improves signal transmission and reception. Our products are deployed in a wide variety of systems in Carrier, Enterprise, data center, and HD video applications, both within systems and connecting between systems.
Transport Processing Product Line
Our Transport Processing product line addresses the needs of Carrier network providers as they migrate from SONET/SDH to Ethernet packet-based networks.
Framers and Mappers:
We offer a complete line of framers and mappers for SONET/SDH and Ethernet-over-SONET (“EoS”) applications. These products are targeted principally for systems in the Core and Metro segments of the Carrier networks.
Our most recent products address OTN applications at both the Core and Edge/Access segments of the Carrier network. Vitesse SynchroPHY OTN mapper/PHYs include VeriTime IEEE 1588 technology. Packet-based timing and synchronization support becomes critical as switches and routers add OTN mapping capability to their interfaces to directly interwork with Wavelength Division Multiplexing (“WDM”) transport systems, while also providing the precise packet timing capabilities required for advanced Mobile networks.
Market Overview
We classify product revenues into four markets: (1) Carrier Networking; (2) Enterprise Networking, (3) Industrial-IoT Networking, and (4) Non-core. These classifications reflect the major trends in our product lines and how they map into our customer base. We also report revenues from the licensing and sale of IP cores.
Our ability to achieve sustained revenue growth depends on several factors including, increasing demand from our end markets; our ability to capture and maintain market share in growing markets; the rate at which these new markets ramp into production; and the continuing trend by systems companies to outsource the designing and manufacturing of ICs to companies such as ours.
Carrier Networking
The global telecommunications Carrier network, which includes networks delivering voice, data and video services, has grown dramatically into a complex combination of networks. Carriers increasingly use Ethernet technology in their networks, particularly for Mobile and Cloud Access.
Broadly, Ethernet technology upgraded to meet these requirements is referred to as ‘Carrier Ethernet.’ We provide a variety of products for newly emerging Carrier Ethernet applications, as well as for legacy SONET/SDH and EoS applications. Due to the Carrier network complexity, products sold into these applications have long design cycles typically ranging from two to four years from design start to production, and have long life cycles, typically five to 10 years or more.

These products generally include:
Carrier Networking Products

Product Line	Vitesse Solutions
Ethernet Switching	Carrier Ethernet Switch Engines
Ethernet MACs
Gigabit Ethernet Copper and Dual-Media Cu PHYs
SynchroPHY Gigabit Ethernet Copper and Dual-Media Cu PHYs with VeriTime and Intellisec
CEServices Applications Software
Connectivity	PHYs, including 10GE PHYs
SynchroPHY 10 Gigabit Ethernet PHYs with VeriTime and Intellisec
EQNOX Signal Integrity Devices
Crosspoint Switches
Transport Processing	SynchroPHY 10G OTN Mapper/PHYs with VeriTime
10G SONET/SDH Framers and Mappers
10G EoS Framers and Mappers
Enterprise Networking
Enterprise networks generally include equipment dedicated to the communication of voice and data services within large Enterprise organizations. Increasingly, Enterprise networks also include broadband connections to Carrier networks for the broader communication of voice and data outside of the Enterprise, particularly for access to Cloud services. Enterprise networks are usually classified into groups depending on their size and complexity: large Enterprise switch and routers, data center switching, Cloud-managed switches, and Layer 2 and Layer 3 managed Ethernet switches. The complexity of products within the Enterprise networks varies dramatically based on the market segment. Products at the ‘low-end’ of the network, in SOHO and SME applications, typically have fast design cycles on the order of six to 12 months and short life cycles, on the order of three to five years. Products sold into applications at the ‘high-end’ of Enterprise, such as Layer-2 and Layer-3 stackable switches have longer design cycles, typically one to two years from design start to production and long life cycles, typically three to seven years or more.
We provide a variety of products into Enterprise networking applications. These products generally include:
Enterprise Networking Products

Product Line	Vitesse Solutions
Ethernet Switching	Ethernet Switches with integrated Cu PHYs
Stackable Ethernet Switches
Ethernet MACs
Gigabit Ethernet Copper and Dual-Media Cu PHYs
SMBStaX™ Applications Software
Connectivity	10 Gigabit Ethernet PHYs
EQNOX Signal Integrity Devices
Crosspoint Switches
Industrial-IoT Networking
Networks for Industrial Process Control, Smart-Grid Energy Distribution, Transportation, and Factory Automation applications are all undergoing rapid and massive transformation. The Industrial-IoT market used to be characterized by many legacy and semi-proprietary protocols, but increasingly these networks are transitioning to Ethernet technology. Most of our products for both Enterprise and Carrier applications can be used in this market. Products sold into these applications have long design cycles typically ranging from one to two years from design start to production, and have long life cycles, typically five to 10 years or more.
These products generally include:

Industrial-IoT Networking Products

Product Line	Vitesse Solutions
Ethernet Switching	Carrier Ethernet Switch Engines
Gigabit Ethernet Copper and Dual-Media cu PHYs
SynchroPHY Gigabit Ethernet Copper and Dual-Media Cu PHYs with VeriTime and Intellisec
SMBStaX, CEServices Applications Software
Connectivity	SynchroPHY 10 Gigabit Ethernet PHYs with VeriTime and Intellisec
EQNOX Signal Integrity Devices
Crosspoint Switches
Customers
We market and sell our semiconductor products directly to leading OEMs and ODMs, and through third-party electronic component distributors and manufacturing service providers. Sales to distributors accounted for approximately 56.6%, 52.7% and 51.6%, of our product revenues for fiscal years 2014, 2013 and 2012, respectively. For fiscal years 2014, 2013 and 2012, distributor WPG Holdings accounted for 25.1%, 18.1% and 11.7% of our product revenues, respectively. For fiscal year 2012, distributor Nu Horizons Electronics accounted for 14.6% of our product revenues.
Product revenues from direct customer sales were $44.6 million or 43.4% of product revenues in fiscal year 2014 compared to $47.9 million or 47.3% of product revenues in fiscal year 2013 and $53.2 million or 48.4% of product revenues in fiscal year 2012. Our top five OEM customers for fiscal year 2014 were Alcatel-Lucent, Cisco, Ericsson, Hewlett Packard, and Huawei. Our sales to these customers accounted for approximately 23.2% of our fiscal year 2014 net revenues. Our top five OEM customers for fiscal year 2013 were Alcatel-Lucent, Cisco, Hewlett Packard, Huawei, and Tellabs. Our sales to these customers accounted for approximately 31.3% of our fiscal year 2013 net revenues. Our top five OEM customers for fiscal year 2012 were Alcatel-Lucent, Cisco, Ciena, Huawei Technologies, and ZTE. Our sales to these customers accounted for approximately 27.5% of our fiscal year 2012 net revenues.
Our customer base is widely dispersed geographically. Sales to customers located outside the United States have historically accounted for a significant percentage of our revenues, a trend we expect to continue. On a bill-to basis, international sales constituted 76.7%, 72.6% and 65.2% of our net revenues in fiscal years 2014, 2013 and 2012, respectively. We believe a substantial portion of the products billed to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe. The “Significant Customers, Concentration of Credit Risk and Geographic Information” footnote in the accompanying consolidated financial statements (note 9) provides more specific data on revenues by geographic area.
In fiscal 2014 we added over 130 new customers. Future sales of our products will be based on, among other elements, expansion into growing adjacent markets; continued expansion of our product line; the acceptance of our products; our customer service levels; expansion into additional domestic and international markets; and our ability to maintain a competitive position against other technology providers.
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

We outsource the majority of our probe and test functions in order to reduce our manufacturing cycle times, better address customer requirements, increase inventory turns, and reduce our overall fixed cost of probe and testing. For most products, we maintain the capability to probe and test products in small volumes at our own facilities. Like our subcontractors, we use advanced automated testers and high-performance bench test equipment.
Engineering, Research and Development
Continually evolving industry standards, rapid advancements in process technologies, and increasing levels of functional integration characterize the market for our products. We believe that our future success will depend largely on our ability to continue improving our products and our process technologies, to develop new technologies, and to adopt emerging industry standards. Vitesse has a dedicated engineering team who integrates industry standards development, technology changes, and the product directions of our customers, in an effort to provide forward-looking guidance to the development teams in the form of a product roadmap. We work closely with our customers to co-specify and/or co-develop products.
All of our targets markets use Ethernet today, or are migrating to Ethernet, allowing us to focus our development resources on this single technology. With each generation, we create a number of ‘platform’ developments and then execute ‘derivative’ developments from these platforms to address growing additional market opportunities. In many cases, additional markets can be addressed with simple changes, often just with new software features.
The majority of our developments are a combination of highly-complex VLSI digital designs combined with large, high-performance analog designs, so called ‘mixed-signal’ designs. As such, they represent some of the most complex and challenging developments in the semiconductor industry. This complexity provides a substantial barrier to entry to competitors, as it is difficult to develop the capabilities in people, tools, and processes to execute both VLSI digital design and well as high-performance analog design.
In addition to silicon hardware design, we make substantial investments in the development of software to incorporate into our product portfolio. Today, we believe Vitesse is the only company providing both silicon and turnkey applications software in the Carrier Ethernet market. This provides a substantial competitive advantage, particularly at customers that do not have the resources or technical sophistication to develop their own software solutions.
We have significant silicon research, engineering, and product development resources located in two design centers in the United States, combined with four international design centers in Asia and Europe. We have dedicated software systems, architecture, development, and software quality assurance teams in these locations.
Sales and Customer Support
We have a direct sales, applications and customer support organization as well as a network of distributors and sales representatives worldwide. In 2014, we invested to grow our internal marketing, sales, and applications organization to provide additional technical support, particularly for software and complex Ethernet applications within Carrier and Industrial-IoT markets.
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
Design Opportunity Phase

•	Sales, technical marketing, and executive management engage with their respective peers at our customer.

•
Product samples, evaluation boards and/or systems are provided to the customer and our field applications engineers assist in bringing the product to a working-level in the customer’s lab to determine the viability and performance of our product in addressing their needs and specifications.

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
Production Phase

•
Once the customer has completed system development and qualification efforts, they may move their product into the production phase. It typically takes our customer from six to 48 months to go from design win to production.

Our sales and customer support are based in our corporate headquarters. We have additional sales, field application and customer support offices in the United States, Canada, China, Europe, India, and Taiwan.
Intellectual Property
As of September 30, 2014, we held 87 United States patents and 22 foreign patents, and had 17 patent applications pending in the United States and 30 patent applications pending in foreign jurisdictions. Our intellectual property strategy involves filing additional patent applications in our strategic focus markets on a regular basis. We also generally enter into confidentiality agreements with our employees, consultants and business partners, and typically control access to and distribution of our proprietary information. Despite these precautions, it is possible that competitors or other unauthorized third-parties may obtain and copy, use or disclose our technologies and processes, develop similar technology independently, or design around our patents. As such, any rights granted under our patents may not provide us with meaningful protection. In addition, we may not be able to successfully enforce our patents against infringing products in every jurisdiction. See “Risk Factors” under Item 1A of this Report for further discussion of the risks associated with patents and intellectual property.
Competition
The markets for our products are highly competitive and subject to rapid advancement in design technology, wafer manufacturing techniques and alternative networking technologies. We must identify and capture future market opportunities by developing and deploying value-added products to offset the fast price erosion that characterizes our industry.
We compete for market share based on our customers’ selection of our components over our competitors during the design phase of their systems. In addition, many of our large customers have their own internal design teams, which we also compete against when our customers consider a ‘make vs. buy’ decision. Our ability to compete is dependent on the needs of our customers, how well our products address those needs, our corporate relationships, and a variety of other factors.
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
Our competitors include Applied Micro Circuit, Broadcom, InPhi, Marvell Technology Group, Maxim Integrated Products, Micrel, PMC-Sierra, Semtech, and Texas Instruments. These companies, individually and collectively, represent future competition for design wins and subsequent product sales.
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

Backlog
Our sales are made primarily pursuant to standard purchase orders for delivery of products. Product quantities to be delivered and delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, our backlog, as of any particular date, is not necessarily representative of actual sales for any succeeding period. We, therefore, do not believe that backlog alone is a reliable indicator of future revenues.
We generally use the ‘sell-through’ model of accounting when using our distribution network. The ‘sell-through’ model recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. By using the sell-through methodology, we may have variability in our revenues from quarter-to-quarter as customers have substantial flexibility to reschedule backlog with most of our distribution partners as part of the terms and conditions of sale.
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
Employees
As of September 30, 2014, we had 356 employees worldwide, including 195 in R&D. The balance of employees are listed in population size order: operations, marketing and sales, and finance and administration. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced a work stoppage. We believe our employee relations are good.
Available Information
We maintain a web site, www.vitesse.com, where we regularly post copies of our press releases and other company information. Our filings with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are posted on and available free of charge through the Investor Relations section of our web site and are accessible as soon as reasonably practicable after being electronically filed with or furnished to the SEC.
Interested persons can subscribe on our web site to receive automated email alerts generated when we issue press releases, file our reports with the SEC, or post certain other information to our web site. Information accessible through our web site does not constitute a part of this Annual Report. Copies of this Annual Report are also available free of charge, upon request to our Investor Relations Department, 4721 Calle Carga, Camarillo, California, 93012. Additionally, our Board Guidelines, Code of Business Conduct and Ethics, other corporate policies and written charters for the various committees of our Board of Directors are accessible through the Corporate Governance tab in the Investor Relations section of our web site.
You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site that contains reports, proxy statements and other information we file with the SEC. The address of the SEC’s web site is www.sec.gov.

ITEM 1A. RISK FACTORS
You should carefully consider the risks described below before investing in our securities. We organize our risks into the following categories:

•	Risks Relating to Our Business; and

•	Risks Relating to an Investment in Our Common Stock.
Risks Relating to Our Business
We have experienced losses from operations and may experience future losses from operations.
For the year ended September 30, 2014, we had a net loss of $18.1 million. Due to general economic conditions and slowdowns in purchases of networking equipment, it continues to be difficult for us to predict the purchasing activities of our customers. We expect that our operating results will fluctuate substantially in the future and we may experience future losses from operations. In order to achieve and sustain profitability, we must achieve a combination of substantial revenue growth and/or a reduction in operating expenses.
If we are unable to accurately predict our future sales and to appropriately budget for our expenses, our operating results could be materially and adversely affected.
The rapidly changing nature of the markets in which we sell our products limits our ability to accurately forecast quarterly and annual sales. Our sales cycle is often lengthy, particularly for larger transactions. As a result, we devote substantial time and effort and incur significant upfront expense in our sales efforts without any assurance that our efforts will result in a customer purchase. Therefore, it is often difficult to predict when, or even if, we will make a sale with a potential customer. Additionally, we make investment decisions and budget our expense levels based primarily on sales forecasts. Because a substantial portion of our expenses are fixed in the short term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. Our operating results will be adversely affected if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline significantly.
Our quarterly revenues and operating results have fluctuated in the past and may fluctuate and be difficult to predict in the future, and such fluctuations could adversely affect our stock price.
Our quarterly revenues and operating results have fluctuated significantly in the past and we believe they may continue to do so. As a result, you should not rely on the results of any one quarter or fiscal period as an indication of future performance and period-to-period comparisons of our revenues and operating results may not be meaningful. This variability and unpredictability could result in our failure to meet our or our investors’ or securities analysts’ expectations for a particular period, resulting in a decline in the trading price of our common stock.
Our quarterly operating results may fluctuate as a result of a variety of factors, including, among others, those described elsewhere in this section and those listed below, many of which are outside of our control.

•	Fluctuations in demand for network infrastructure equipment;

•	The timing of receipt, reduction or cancellation of significant orders and shipments;

•	Fluctuations in the levels of component inventories held by our customers and distribution partners;

•	The gain or loss of significant customers;

•	Significant changes in the type and mix of products being sold;

•	Increased competition from current and future competitors;

•	Market acceptance of our products and our customers’ products;

•	Our ability to develop, introduce and market new products and technologies on a timely basis;

•	The availability and cost of products from our suppliers;

•	Reductions in the selling prices of our products;

•	Design changes to our products made by our customers;

•	New product and technology introductions by competitors;

•	Failure by third-party foundries and other subcontractors to manufacture, assemble, test, and ship products on time;

•	Changes in third-party foundries’ and other subcontractors’ manufacturing capacity, utilization of their capacity and manufacturing yields;

•	Intellectual property disputes; and

•	The timing and extent of product development costs.
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
A portion of our sales is realized through independent resellers and distributors that are not under our control. For the year ended September 30, 2014, 56.6% of our product revenues were through these entities. These independent sales organizations generally represent product lines offered by several companies, and thus, could reduce their sales efforts applied to our products or terminate their representation of us. Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline.
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
Further, we generally use the sell-through accounting policy model which recognizes revenues only upon shipment of the merchandise from our distributor to the final customer. Because we use the sell-through methodology, we may have variability in our revenues from quarter-to-quarter as customers have substantial flexibility to reschedule backlog with most of our distribution partners as part of their terms and conditions of sale.
Order or shipment cancellations or deferrals could cause reductions in our revenues or unplanned inventory growth resulting in excess inventories, which may adversely affect our operating results.
We sell, and expect to continue selling, a significant number of products pursuant to purchase orders that customers may cancel or defer on short notice without incurring a significant penalty. If a customer cancels or defers product shipments or refuses to accept shipped products, we may incur unanticipated reductions or delays in recognizing revenues and be required to hold excess inventories. Holding excess inventories could reduce our profit margins by reducing sales prices or requiring inventory write-downs or write-offs for excess or obsolete inventory.
Our international sales and operations subject us to risks that could adversely affect our revenues and operating results.
Sales to customers located outside the United States account for a significant percentage of our revenues. International sales constituted 76.7%, 72.6% and 65.2% of our net revenues in fiscal years 2014, 2013 and 2012, respectively. Development and customer support operations located outside the United States have historically accounted for a significant percentage of our operating expenses, and we anticipate that such operations will continue to account for a significant percentage of our expenses. International sales and operations involve a variety of risks and uncertainties, including risks related to:

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
Failure to successfully address these risks and uncertainties could adversely affect our international sales and operations, which could in turn, have a material and adverse effect on our results of operations and financial condition.
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

•
Qualify and obtain industry interoperability certification of our products and our customers’ products into which our products will be incorporated, including the related software content included in our products or with which our products integrate;

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
Our success will also depend on the ability of our customers to successfully develop new products and enhance existing products for the Carrier, Enterprise and Industrial-IoT networking markets. These markets may not develop in the manner or in the time periods that our customers anticipate. If they do not, or if our customers’ products do not gain widespread acceptance in these markets, our revenues and operating results may be materially and adversely affected.
Failure to accurately forecast market and customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results or operating efficiencies.
Product introductions, as well as plans for future products, are based on our expectations regarding market demand and direction. If our expectations regarding market demand and direction are incorrect, the rate of development or acceptance of our current and next-generation solutions do not meet market demand and customer expectation, the sales of our legacy or current Carrier, Enterprise and Industrial-IoT networking products decline more rapidly than we anticipate, or if the rate of decline continues to exceed the rate of growth of our new products, our revenues and operating results could be materially and adversely affected.
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
A significant portion of the manufacturing operations required for our products are located in Asia. These areas are subject to natural disasters including earthquakes, tsunamis and floods, such as the earthquake and tsunami that occurred in Japan and the floods that occurred in Thailand, that disrupted the global supply chain for components manufactured in those countries. A significant natural disaster or other catastrophic event could significantly disrupt our foundries’ production capabilities and could result in our experiencing a significant delay in delivery or substantial shortage of wafers and possibly in higher wafer prices. Any supply disruption or business interruption could materially and adversely affect our business, financial condition and results of operations.
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
Our competitors include Applied Micro Circuit, Broadcom, InPhi, Marvell Technology Group, Maxim Integrated Products, Micrel, PMC-Sierra, Semtech, and Texas Instruments. Larger competitors in our market have acquired both mature and early stage companies with advanced technologies. These acquisitions could enhance the ability of larger competitors to obtain new business that we might have otherwise won. In addition, we are aware of smaller privately-held companies that focus on specific portions of our range of products. Over the next few years, we expect additional competitors, some of which may have greater financial and other resources than we have, to enter the market with new products. These companies, individually and collectively, represent future competition during the design stage and in subsequent product sales.

We must keep pace with rapid technological change and evolving industry standards in order to grow our revenues and our business.
We sell products in markets that are characterized by rapid technological changes in product technologies, process technologies and software, including evolving industry standards, frequent new product introductions, short product life cycles, and increasing demand for higher-levels of integration, smaller process geometries, and increasing levels of software content. We believe that our success, to a large extent, depends on our ability to adapt to these changes, to continue to improve our product technologies, and to develop new products and technologies to maintain our competitive position. Our failure to accomplish any of these objectives could have a negative impact on our business and financial results. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards.
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
Laws and regulations have been enacted in several jurisdictions in which we sell our products, including various European Union (“EU”), member countries. For example, the RoHS directive, an EU regulation, restricts the use of certain hazardous substances, including lead, used in the construction of component parts of electrical and electronic equipment. We believe that our products comply with the RoHS directive; however, if we fail to comply with these regulations in the future, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties. We may incur increased manufacturing costs, and some products may be subject to production delays to comply with future legislation which implements this directive, but we cannot currently estimate the extent of such increased costs or production delays, if any. To the extent that any such cost increases or delays are substantial, our operating results could be materially adversely affected. Also, we are aware that lead times for new, compliant components are longer and that older, non-compliant components are being discontinued at a fast pace. We or our customers may be impacted by shortages if parts that comply with the RoHS directive are not available.
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
We rely on a combination of patent, copyright, trademark, and trade secret protections, as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants and business partners, and control access to, and distribution of our proprietary information. As of September 30, 2014, we held 87 United States patents and 22 foreign patents, and had 17 patent applications pending in the United States and 30 patent applications pending in foreign jurisdictions for various aspects of design and process innovations.
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
Certain of our software (as well as that of our customers) may be derived from so-called ‘open source’ software that is generally made available to the public by its authors and/or other third parties. Open source software is made available under licenses that impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work if the license is terminated.

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
Our critical information systems, necessary for the operation of our business, are subject to interruptions, failures and attacks
We rely on information systems to provide products and services, process orders, manage inventory, process shipments to customers, keep financial, employee and other records, and operate other critical functions, some of which may be owned by us or by third-party “cloud-based” service providers. These systems are maintained and proprietary information is transmitted from our offices and research and development facilities throughout the world, including at facilities outside of the United States. Our systems, including those of our service providers, are subject to damage or interruption from a number of potential sources, including natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, cyber attacks, sabotage, vandalism, or similar events or disruptions. Our security measures may not detect or prevent such security breaches. Any such compromise of our information security could result in the theft or unauthorized use of our confidential business information or intellectual property, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation. In addition, our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, which could negatively affect our business and operating results.
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

Risks Relating to an Investment in Our Common Stock
Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.
Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own approximately 23.5% of our outstanding common stock at November 28, 2014. The interests of these stockholders may differ substantially from the interests of other stockholders. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.
Our operating and financial flexibility is limited by the terms of the agreements governing our Term A and Term B Loans.
As of September 30, 2014, we had outstanding $17.2 million in original principal of our senior term loans (the “Term A Loan” and “Term B Loan”, which we collectively refer to as our “Term A and B Loans”) maturing on August 31, 2016, with certain lenders for which Whitebox VSC, Ltd. serves as agent. We have the right to optionally prepay the Term A and B Loans in whole or in part, at any time and from time to time, subject to the payment of a prepayment fee. The loan agreement governing our Term A and B Loans contains financial and other covenants that may limit our ability to, or prevent us from, taking certain actions that we believe are in the best interests of our business and our stockholders. For example, the loan agreement contains covenants that limit our ability, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our stockholder and affiliates;

•	enter into hedging agreements;

•	sell assets;

•	maintain less than $8.0 million of unrestricted cash;

•	allow consolidated revenues for any fiscal quarter to be less than $10.0 million; and

•	acquire the assets of, or merge or consolidate with, other companies.
A breach of any of these covenants could result in a default under the loan agreement, in which event our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders require immediate repayment, and we do not have sufficient funds to repay them in full, substantially all of our assets secure our obligations under the Term A and B Loans, and assets may be sold to pay those obligations, which could severely harm our business.

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
We have significant NOLs and R&D tax credits available to offset our future United States federal and state taxable income. Our ability to utilize our NOLs and other tax attributes are subject to significant limitations under Section 382 of the Internal Revenue Code (and applicable state law) resulting from ownership changes and may in the future be subject to additional limitations under Section 382 if we undergo further ownership changes. Section 382 imposes an annual limitation (based upon our value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income a corporation may offset with pre-ownership change NOLs. Section 383 also limits our ability to use R&D tax credits. In addition, if the tax basis of our assets exceeded the fair market value of our assets at the time of an ownership change, Section 382 could also limit our ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. As a result, our inability to utilize these NOLs, credits or amortization as a result of any ownership changes could adversely impact our operating results and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Our headquarters which includes our principal R&D and sales facilities, is located in Camarillo, California and is leased pursuant to a non-cancellable operating lease with a term that expires in December 2015. The total space occupied in this building is approximately 64,000 square feet. We also lease an additional 16,000 square foot facility in Camarillo, which is leased through January 2016. We also lease space for our domestic and international offices in Austin, Milpitas, New Jersey, Massachusetts, China, Denmark, Germany, India, and Taiwan. As of September 30, 2014, we lease total space of approximately 181,000 square feet. Our current space is sufficient to accommodate current operations.
ITEM 3. LEGAL PROCEEDINGS
From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2014, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the NASDAQ Global Market under the symbol “VTSS.” The table below sets forth, for the periods indicated, the high and low sales prices of our common stock on the NASDAQ Global Market.

	High	Low
Fiscal Year Ended 2014
October 1 through December 31, 2013	$3.13	$2.42
January 1 through March 31, 2014	4.69	2.89
April 1 through June 30, 2014	4.54	3.11
July 1 through September 30, 2014	3.85	2.76

	High	Low
Fiscal Year Ended 2013
October 1 through December 31, 2012	$2.48	$1.75
January 1 through March 31, 2013	2.36	1.84
April 1 through June 30, 2013	2.98	1.96
July 1 through September 30, 2013	3.09	2.46
Holders of Record
As of November 28, 2014, there were approximately 927 stockholders of record of our common stock, and the closing price of our common stock was $3.32 per share as reported by the NASDAQ Global Market. The number of holders of record of our common stock does not include the number of stockholders whose shares are held in nominee or “street name” accounts through brokers and other institutions.
Dividends
We have never paid cash dividends and presently intend to retain any future earnings for business development. Further, our existing loan agreement limits the payment of dividends without the consent of the lenders.

Five-Year Stock Performance Graph
The following performance graph compares the cumulative total stockholder return for our common stock with the NASDAQ Composite Index, the NASDAQ Stock Market-United States Index and the NASDAQ Electronics Components Index from market close on the last trading day in September 2009 through the last trading day in September 2014. The graph is based on the assumption that $100 was invested in each of our common stock, the NASDAQ Composite Index, the NASDAQ Stock Market-United States Index and the NASDAQ Electronics Components Index on the last trading day in September 2009. The stock price performance on this graph is not necessarily an indicator of future price performance.
The stock price performance graph depicted below shall not be deemed to be ‘filed’ for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of such section, nor shall such graph be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6. SELECTED FINANCIAL DATA
The table below sets forth selected consolidated financial data for the five years in the period ended September 30, 2014 that has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	As of and for the years ended September 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Product revenues	$102,751	$101,334	$109,920	$132,742	$165,633
Intellectual property revenues	5,746	2,439	9,563	8,225	357
Net revenues	108,497	103,773	119,483	140,967	165,990
Restructuring and impairment	—	—	(1,424)	3,656	854
(Loss) income from operations	(9,774)	(15,474)	1,635	(10,934)	4,118
Loss from continuing operations	(18,075)	(22,078)	(1,112)	(14,812)	(20,176)
Income from discontinued operations, net of tax	—	—	—	—	121
Net loss	(18,075)	(22,078)	(1,112)	(14,812)	(20,055)
Fair value adjustment of Preferred Stock-Series B	—	—	—	—	126
Net loss available to common stockholders	$(18,075)	$(22,078)	$(1,112)	$(14,812)	$(20,181)
Net (loss) income per share:
Basic and diluted:
Continuing operations	$(0.30)	$(0.55)	$(0.04)	$(0.61)	$(0.96)
Discontinued operations	—	—	—	—	0.01
Net loss per share	$(0.30)	$(0.55)	$(0.04)	$(0.61)	$(0.95)
Fair value adjustment of Preferred Stock-Series B	—	—	—	—	(0.01)
Net loss per common share available to common stockholders	$(0.30)	$(0.55)	$(0.04)	$(0.61)	$(0.96)
Weighted average shares outstanding: basic	60,887	40,311	25,121	24,315	21,074
Balance Sheet Data:
Cash and short-term investments	$71,903	$68,863	$23,891	$17,318	$38,127
Working capital	40,471	69,363	28,694	26,659	48,037
Total assets	104,824	98,961	56,616	60,994	97,529
Long-term compound embedded derivative liability	—	—	2,899	7,796	15,476
Other long-term obligations, including debt	16,651	61,157	58,947	58,107	66,824
Total stockholders’ equity (deficit)	$31,258	$15,908	$(24,015)	$(28,459)	$(21,206)
Fiscal Year 2014
In June 2014, we raised $26.6 million, net of offering expenses of $2.1 million, from the registered public sale of 8,582,076 shares of common stock at $3.35 per share.
In November 2013, we amended the credit agreement for our Term A and B Loans, which amendment extended the maturity dates of the Term A Loan and Term B Loan from February 4, 2014 and October 30, 2014, respectively, to August 31, 2016, and also provides that the Term A and B Loans will bear interest at 9.0% per annum. In addition, in November 2013, we repurchased and cancelled $13.7 million of our convertible subordinated debentures (“2014 Debentures”).
Subsequent to fiscal year 2014, we repaid the outstanding principal of $32.8 million of our 2014 Debentures, plus accrued interest, on October 30, 2014, the maturity date of the debentures.
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

Fiscal Year 2012
In the fourth quarter of fiscal year 2012, we determined that it was unlikely that we would be able to sublease our secondary Camarillo leased office and warehouse space for the remaining lease term through December 2015. Therefore, we decided that we would reoccupy the exited facility upon the expiration of our main Camarillo facility lease in January 2014 instead of locating to a new facility as originally planned. Accordingly, we reversed the lease termination reserve of $1.4 million.
Fiscal Year 2011
On January 18, 2011, we paid $8.0 million against the principal balance of our Senior Term Loan. On February 4, 2011, we exchanged our existing Senior Term Loan for two new term loans (the Term A and B Loans), each in the principal amount of $9.34 million. As of February 4, 2011 the net carrying amount of the Senior Term Loan was $18.7 million, which included the remaining outstanding principal of $17.0 million, and a payment-in-kind balance of $1.7 million. We recognized a $3.9 million loss on the debt exchange. Included in the loss calculation was the remaining balance of the unamortized costs of $0.6 million on the original Senior Term Loan. In July 2011, we repaid $1.5 million of the Term A Loan.
In fiscal year 2011, in order to reduce costs and streamline the product design process, we implemented a planned reduction in workforce in one of our U.S. design centers. We also consolidated our operations at our headquarters in Camarillo, California and implemented a reduction in personnel across multiple departments. In fiscal year 2011, we incurred approximately $3.7 million of costs and charges associated with these activities. These activities are presented as restructuring and impairment charges on the consolidated statements of operations.
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

In May 2010, $3.5 million of 2014 Debentures were converted into 777,778 shares of common stock, based on a conversion price of $4.50 per share. We elected to make a make-whole payment (pursuant to the terms of the Indenture for the 2014 Debentures) in shares of common stock, and on June 7, 2010 we issued 91,753 shares of common stock valued at $6.20 per share, the fair value per share on the date of settlement.
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
Overview
Vitesse is a leading supplier of high-performance networking ICs, application software, and integrated turnkey systems solutions that are used primarily by manufacturers of equipment for Carrier, Enterprise and Industrial-IoT networking applications. For over 30 years, we have been a leading innovator in networking and connectivity IC solutions. During the last decade, our markets have gone through a dramatic transformation. We have responded with an aggressive transition strategy to address the emerging opportunities within these markets.

Affirmation of Our Transition Strategy
Several years ago, we strategically re-invented Vitesse to exploit the dramatic ongoing transformation of our target networking markets. Our vision was simple: ‘Ethernet Everywhere.’ We went ‘all in’ on the idea that all networks, in all markets, would eventually transition to Ethernet. We re-positioned our R&D team and invested over $200 million to enter new and expanding markets. We developed dozens of new products, captured growing market share, and are continuing to add new customers at an increasing rate. ‘Ethernet Everywhere’ is becoming a reality and we believe this exponentially expands our potential for success as well as the size of our serviceable markets, allowing us to create substantial revenue growth.
We define a set of products introduced since 2010 as our ‘new products.’ These products largely address the transition of our core markets to Ethernet technology. Growing at a CAGR of 78% from fiscal year 2012 to fiscal year 2014, and reaching 57% of total product revenues in the fourth quarter of fiscal year 2014, the consistent revenue growth in our new product portfolio over the last three years validates our strategy. With continued growth in our Carrier and Enterprise markets, combined with early growth in new markets including Industrial-IoT, we anticipate our new product revenues will continue to increase at a rate between 50% and 75% in fiscal year 2015. To date, the growth of our new products has largely been offset by the decline in our legacy products that we identify as end-of-life (“EOL”) and “Mature.” We anticipate that as the legacy products decline and become a smaller portion of revenues, and our new products continue to grow, we will achieve overall revenue growth.
In addition to our new product revenue growth, our customer engagements and number of design opportunities and wins have consistently increased since 2010. We believe that design wins are a good leading indicator for future revenues. In 2014, the number of design wins for our new products grew over 50% from 2013, including wins from market leaders such as Adtran, Alcatel-Lucent, Alstrom, Belden-Hirschman, Cisco, Dragonwave, Ericsson, Juniper, Samsung, and ZTE. While many of these wins represented additional business at our most important customers, what we call “same-store-sales,” many others are wins at new customers, and reflect our growing market share in multiple markets. In fiscal year 2014, we had over 500 customers worldwide, nearly 300 of which purchased our new products. We added over 130 new customers in fiscal year 2014.
We intensified our focus in the Industrial-IoT market. This rapidly growing market provides substantial new growth opportunities for both revenues and diversification of our customer base. Partially as a result of this new market segment, in fiscal year 2014, we increased the number of first-time design wins from new customers by nearly 100% compared with fiscal year 2013. In fiscal year 2014, Industrial-IoT represented 33% of our total new customers and now represents 28% of our customer base for new products.
In fiscal year 2014, we introduced the fourth-generation of both our Switch and PHY products, adding substantial new features and capabilities to our product portfolio, significantly increasing our addressable markets in Carrier, Enterprise and Industrial-IoT networking. We invested to provide our customers a complete, turnkey application software package. We are the only company today providing these types of integrated Carrier Ethernet silicon and software solutions, making it simple for existing customers to migrate to our new solutions and for new customers to engage with Vitesse to quickly and efficiently bring their new products to market.
We have accelerated our efforts to increase our product gross margins, which has substantially improved our operating leverage. Average margins vary widely within the markets we serve, with the Industrial-IoT and Carrier networking markets having the highest average margins and the Enterprise networking market having the lowest average margins. Based on our strengthening turnkey solutions mix and our aggressive cost reduction efforts, our overall gross margin profile is steadily improving. Product gross margin increased to 56.7% in fiscal year 2014 compared with 53.9% in fiscal year 2013. Based on estimated gross margins on our new product design wins, we anticipate that our product gross margins will continue to increase in fiscal year 2015, underscoring the value that Vitesse brings to these markets.
To effectively serve these large, growing markets without increasing our operating expenses, we must be very efficient with our R&D resources. The products we develop for Carrier and Enterprise markets sell equally well into Industrial-IoT markets, creating tremendous synergy and cost savings, in terms of R&D effort, to provide products into these emerging adjacent markets.
To address these growing opportunities, in 2014 we invested in our marketing, sales and applications organization, adding critical industry expertise in hardware and software, as well as additional sales representatives and distributors. With the expansion in resources, we immediately realized an increase in sales opportunities. Because our customers take anywhere from six to 48 months to go from design win to production, we believe design opportunities and design wins are a strong leading indicator for future revenue growth.
Over the past two years, we have raised approximately $81 million to fund our transition strategy which included introducing our new product platforms, decreasing our debt and providing adequate working capital for future operations. In October 2014, we repaid in full the remaining $32.8 million in principal of our 2014 Debentures, eliminating cash interest payments and interest expense related to this debt from the results of operations.
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
A substantial portion of our product sales is made through distributors under agreements allowing for pricing credits and/or right of return. Our past history with these pricing credits and/or right of return provisions prevents us from being able to reasonably estimate the final price of our inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the fixed and determinable revenue recognition criterion has not been met at the time we deliver products allowing for pricing credits or right of returns. Accordingly, our accounting policy generally uses the ‘sell-through’ model for sales to our distributors. The ‘sell-through’ model recognizes revenue upon shipment of the merchandise from our distributor to the final customer. As such, we may have variability in our revenues from quarter-to-quarter as customers have substantial flexibility to reschedule backlog with our distribution partners as part of the terms and conditions of sale. Our distributor sales were 56.6%, 52.7% and 51.6% of product revenues in 2014, 2013 and 2012, respectively.
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

Intellectual Property Revenues
We derive intellectual property revenues from the sale and licensing of our intellectual property, maintenance and support fees and royalty revenues following the sale by our licensees of products incorporating the licensed technology. We recognize revenues from the sale and licensing of our intellectual property when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred, and collectability is reasonably assured. The timing of delivery is dependent on, and varies with, the terms of each contract.
Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the intellectual property. Deferred revenue is created when we bill a customer in accordance with a contract prior to having met the requirements for revenue recognition.
Certain of our agreements may contain maintenance and support obligations. Under such agreements we provide unspecified bug fixes and technical support. No other upgrades, products, or post-contract support are provided. These arrangements may be renewable annually by the customer. Support revenues are recognized ratably over the period during which the obligation exists, typically 12 months or less.
We recognize royalty revenues in the period in which the licensee reports shipment of products incorporating our intellectual property components. Royalties are calculated on a per unit basis, as specified in our agreement with the licensee.
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
Fair Value
We use different valuation methodologies that use Level 3 inputs to value our Term A Loan, Term B Loan, 2014 Debentures and related compound embedded derivative. The valuation methodologies we use and our assessment of the significance of a particular input to the fair value measurement may produce a fair value that may not be indicative of net realizable value or future fair values. Although we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

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
Litigation
We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved have a material adverse effect on our financial position or results or operations and accrue and/or disclose loss contingencies as appropriate.
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

	September 30,
	2014		2013		2012
	$	%	$	%	$	%
	(in thousands, except for percentages)
Net revenues:
Product revenues	$102,751	94.7%	$101,334	97.6%	$109,920	92.0%
Intellectual property revenues	5,746	5.3%	2,439	2.4%	9,563	8.0%
Net revenues	108,497	100.0%	103,773	100.0%	119,483	100.0%
Costs and expenses:
Cost of product revenues	44,480	41.0%	46,763	45.1%	46,407	38.8%
Engineering, research and development	42,450	39.1%	41,927	40.4%	42,713	35.7%
Selling, general and administrative	30,981	28.6%	30,210	29.1%	29,822	25.0%
Restructuring and impairment	—	—%	—	—%	(1,424)	(1.2)%
Amortization of intangible assets	360	0.3%	347	0.3%	330	0.3%
Costs and expenses	118,271	109.0%	119,247	114.9%	117,848	98.6%
(Loss) income from operations	(9,774)	(9.0)%	(15,474)	(14.9)%	1,635	1.4%
Other expense (income):
Interest expense, net	6,227	5.7%	7,916	7.7%	7,778	6.6%
Gain on compound embedded derivative	—	—%	(803)	(0.8)%	(4,897)	(4.1)%
Loss on extinguishment of debt	1,594	1.5%	—	—%	—	—%
Other expense, net	139	0.1%	39	—%	40	—%
Other expense, net	7,960	7.3%	7,152	6.9%	2,921	2.5%
Loss before income tax expense (benefit)	(17,734)	(16.3)%	(22,626)	(21.8)%	(1,286)	(1.1)%
Income tax expense (benefit)	341	0.3%	(548)	(0.5)%	(174)	(0.1)%
Net loss	$(18,075)	(16.6)%	$(22,078)	(21.3)%	$(1,112)	(1.0)%

Fiscal Years Ended September 30, 2014 and 2013
Product Revenues
We sell our products into the following markets: (i) Carrier networking; (ii) Enterprise networking; (iii) Industrial-IoT networking; and (iv) Non-core. The Carrier networking market includes core, metro, edge, and access equipment used for transport, switching, routing, mobile access, and backhaul in service provider networks. The Enterprise networking market covers Ethernet switching and routing equipment used within LANs in SME/SMB networks and Cloud Access services. The Industrial-IoT networking market includes industrial-class switching and routing equipment for networks within Industrial Process Control, Smart-Grid Energy Distribution, Transportation, and Factory Automation applications, as well as switching and connectivity for a broad variety of equipment such as security cameras, LCD signage, intelligent sensors, metering equipment, home and office automation and ‘things’ of all kinds. The Non-core market is comprised of products that have not received additional investment over the last five fiscal years and, as a result, have generally been in decline.
In the normal course of business, we regularly assess our product portfolio. At such time, we may determine to phase-out products and put them through EOL. The EOL announcement can result in near-term increases in our revenues as customers typically respond to these announcements by making last-time-buys to ensure that they have adequate stock on hand to support their production forecast.
The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products, capacity constraints at our suppliers, EOL product decisions, and general economic conditions. Therefore, our revenues for the fiscal years ended 2014 and 2013 may not necessarily be indicative of future revenues.
Product revenues by market are as follows:

	September 30,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$47,369	46.1%	$55,373	54.6%	$(8,004)	(14.5)%
Enterprise networking	42,787	41.6%	39,106	38.6%	3,681	9.4%
Industrial-IoT networking	10,978	10.7%	5,428	5.4%	5,550	102.2%
Non-core	1,617	1.6%	1,427	1.4%	190	13.3%
Product revenues	$102,751	100.0%	$101,334	100.0%	$1,417	1.4%
The lower Carrier networking revenues are largely attributable to a decrease in sales of older products for SONET/SDH applications, some of which went through EOL in prior periods. The decline is partially offset by increases in sales of our new products, primarily for Carrier Ethernet applications, which increased more than 70% from the prior year.

The higher Enterprise networking revenues are primarily due to increases in sales of our new products, both switches and 10G PHYs, as new customers ramp into production. The increases are partially offset by declines in sales of our crosspoint switches and older generation switches and PHYs.
The higher Industrial-IoT revenues are primarily due to increase sales of Ethernet Switches and Cu PHYs. Approximately half of the increase is due to the ramp of new products, with the remainder being mature Ethernet switch and PHY products used in new applications.
Revenues from our new products were $49.6 million in fiscal year 2014 as compared to $28.6 million in fiscal year 2013, and we expect revenues from our new products will continue to increase. In fiscal year 2012, a number of older products went through EOL. Revenues from these EOL products were $5.5 million in fiscal year 2014 as compared to $15.9 million in fiscal year 2013, and we expect revenues from these EOL products will continue to decline.
We also classify our product revenues based on our three product lines: (i) Ethernet switching; (ii) Connectivity; and (iii) Transport processing.

Product revenues by product line is as follows:

	September 30,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Ethernet switching	$50,914	49.6%	$38,675	38.2%	$12,239	31.6%
Connectivity	41,017	39.9%	42,885	42.3%	(1,868)	(4.4)%
Transport processing	10,820	10.5%	19,774	19.5%	(8,954)	(45.3)%
Product revenues	$102,751	100.0%	$101,334	100.0%	$1,417	1.4%
The higher Ethernet switching revenues are largely attributable to an increase in sales of our new Enterprise switches and Carrier Ethernet switch engines and 1GE Cu PHYs into Carrier, Enterprise, and Industrial-IoT applications.
The lower Connectivity revenues are primarily attributable to the decrease in sales of some of our mature crosspoint switches and SONET PHYs, partially offset by a strong increase in sales of our new 10G PHYs, backplane PHYs and new crosspoint switches.
The lower Transport processing revenues are largely attributable to decreased sales of SONET/SDH framers that went through EOL in prior periods. The decrease is partially offset by an increase in sales of new OTN products.
Intellectual Property Revenues

	September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$5,746	5.3%	$2,439	2.4%	$3,307	135.6%
Intellectual property revenues include licenses, royalties, and the sale of patents. Intellectual property revenues increased in fiscal year 2014 as compared to the prior fiscal year due to an increase in deliverables of intellectual property. The timing and amounts of intellectual property revenues can fluctuate from period to period. Expenses associated with intellectual property revenues are included in selling, general and administrative (“SG&A”) expenses.
Net revenues from customers that were equal to or greater than 10% of total net revenues is as follows:

	September 30,
	2014	2013
WPG Holdings**	23.8%	17.7%
____________________________________________

**	Distributor

Net revenues by geographic area is as follows:

	September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
United States	$25,284	23.3%	$28,454	27.4%	$(3,170)	(11.1)%
China, including Hong Kong	31,653	29.2%	32,545	31.3%	(892)	(2.7)%
Taiwan	23,649	21.8%	17,430	16.8%	6,219	35.7%
Other Asia Pacific	14,258	13.1%	11,479	11.1%	2,779	24.2%
Europe, Middle East and Africa	13,653	12.6%	13,865	13.4%	(212)	(1.5)%
Total net revenues	$108,497	100.0%	$103,773	100.0%	$4,724	4.6%
Revenues by geographic area is based upon the country of billing. The geographic location of distributors and third-party manufacturing service providers may be different from the geographic location of the ultimate end users. We believe a substantial portion of the products billed to OEMs and third-party manufacturing service providers in the Asia Pacific region are ultimately shipped to end-markets in the United States and Europe.
Cost of Product Revenues

	September 30,
	2014		2013
ti	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$44,480	43.3%	$46,763	46.1%	$(2,283)	(4.9)%
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
Cost of product revenues as a percentage of product revenues decreased for fiscal year 2014 primarily due to a mix shift toward switches and Cu PHYs, which have higher margins as compared to the prior fiscal year. The average selling price of our switch products is increasing as we sell more products into Carrier and Industrial-IoT markets, which generally carry higher margins. In addition, we have added a complete turnkey solution which incorporates software into our product portfolio, further increasing the average selling price. The margins of our Cu PHY products are increasing as we add more value-added features to these products, increasing their average selling prices.  Based on our increasing turnkey solutions mix, on-going cost reduction efforts, and higher estimated gross margins on our new product design wins, we anticipate that our product margins will continue to increase in fiscal year 2015.
Engineering, Research and Development

	September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$42,450	39.1%	$41,927	40.4%	$523	1.2%

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
The increase in R&D spending for fiscal year 2014 compared to fiscal year 2013, is due primarily to higher employee compensation expenses of $2.6 million, including stock compensation, and higher new product evaluation board and test supplies expense of $0.4 million in the current period, as compared to the prior year period. These increases are partially offset by reduced mask tooling of $1.2 million and lower outside contractor expenses of $1.4 million in the current period, as compared to the prior year period.
Selling, General and Administrative

	September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$30,981	28.6%	$30,210	29.1%	$771	2.6%
SG&A expenses consist primarily of compensation expenses, legal and other professional fees, facilities expenses, outside labor, and communication expenses, and are comparable to the prior fiscal year.
SG&A expenses in fiscal year 2014 increased $0.8 million, primarily due to higher employee compensation expenses of $2.3 million, including stock compensation, and relocation expenses of $0.5 million related to the move of our primary test operations from Singapore to Taiwan and our Camarillo facilities to an adjacent building. These increases are partially offset by lower expenses of $2.0 million for both asset retirement obligations and facilities expenses related to the move of our Camarillo headquarters.

Interest Expense, Net

	September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$6,227	5.7%	$7,916	7.7%	$(1,689)	(21.3)%
Net interest expense is comprised of cash interest expense, amortization of debt discount, premium, and debt issuance costs, net of interest income. Interest expense, net decreased primarily due to the repurchase in November 2013 of $13.7 million principal amount of our 2014 Debentures. In October 2014, we repaid the outstanding principal of $32.8 million of our 2014 Debentures. Accordingly, interest expense related to the 2014 Debentures will be $0.3 million in fiscal year 2015, compared to interest expense of $4.4 million in fiscal year 2014.
Gain on Compound Embedded Derivative

	September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$—	—%	$(803)	(0.8)%	$803	(100.0)%

The fiscal year 2013 gain on our compound embedded derivative related to our 2014 Debentures was primarily generated by the decrease in the price of our underlying common stock during the relevant periods.
The compound embedded derivative included in our 2014 Debentures required bifurcation and accounting at fair value because the economic and contractual characteristics of the compound embedded derivative met the criteria for bifurcation and separate accounting due to the conversion price not being indexed to our own common stock. The compound embedded derivative was comprised of the conversion option and a make-whole payment for foregone interest if the holder converts the debenture early. The make-whole payment for foregone interest expired October 30, 2012, and upon its expiration, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature were indexed to our own common stock. A final valuation was completed on October 30, 2012, resulting in gain of $0.8 million due to the change in fair value.
Loss on Extinguishment of Debt

	September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$1,594	1.5%	$—	—%	$1,594	100.0%
The loss on extinguishment of debt is due to the repurchase in November 2013 of $13.7 million principal amount of our 2014 Debentures at 107% of the principal amount thereof.
Income Tax Expense (Benefit)

	September 30,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$341	0.3%	$(548)	(0.5)%	$889	(162.2)%
Our effective tax rate was (1.9)% for the fiscal year ended September 30, 2014 compared to 2.4% for the comparable period in the prior fiscal year. Our income tax expense (benefit) is primarily impacted by certain foreign taxes, certain nondeductible interest and share based expenses and the release of a portion of the valuation allowances related to certain foreign jurisdictions’ deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period. The increase in income tax expense for fiscal year 2014 compared to fiscal year 2013 is largely attributable to the receipt of a $1.1 million refund of non-recurring withholding taxes on foreign income in fiscal year 2013.

Fiscal Years Ended September 30, 2013 and 2012
Product Revenues
Product revenues by market are as follows:

	September 30,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$55,373	54.6%	$49,828	45.4%	$5,545	11.1%
Enterprise networking	39,106	38.6%	46,983	42.7%	(7,877)	(16.8)%
Industrial-IoT networking	5,428	5.4%	5,086	4.6%	342	6.7%
Non-core	1,427	1.4%	8,023	7.3%	(6,596)	(82.2)%
Product revenues	$101,334	100.0%	$109,920	100.0%	$(8,586)	(7.8)%
The increase in Carrier networking revenues is attributable to an increase in sales of our new Ethernet switch products, our new Connectivity products, and our SONET/SDH framers going through EOL. The increases were partially offset by declines in sales from other SONET/SDH products.
The decrease in Enterprise networking revenues is driven by a decrease in sales of our switch fabrics products that had gone through EOL in fiscal year 2012 and declines in our mature crosspoint switches, partially offset by a more than doubling in sales of our new switch products.
The increase in Industrial-IoT networking revenues is attributable to an increase in our Ethernet switch products as a result of primarily new, but also mature products, being adapted to new applications. The increase was partially offset by a decline in our crosspoint products compared to fiscal year 2012.
The decrease in Non-core revenues is largely attributable to a decrease of our legacy Fiber Channel PHYs and network processors, some of which had gone through EOL in fiscal year 2012.
Revenues from our new products were $28.6 million in fiscal year 2013 as compared to $15.7 million in fiscal year 2012. In fiscal year 2012, a number of older products went through EOL. Revenues from these EOL products were $15.9 million in fiscal year 2013 as compared to $24.9 million in fiscal year 2012.
We also classify our product revenues based on our three product lines: (i) Ethernet switching; (ii) Connectivity; and (iii) Transport processing.
Product revenues by product line are as follows:

	September 30,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Ethernet switching	$38,675	38.2%	$32,607	29.7%	$6,068	18.6%
Connectivity	42,885	42.3%	52,933	48.1%	(10,048)	(19.0)%
Transport processing	19,774	19.5%	24,380	22.2%	(4,606)	(18.9)%
Product revenues	$101,334	100.0%	$109,920	100.0%	$(8,586)	(7.8)%
The increase in Ethernet switching revenues is largely attributable to a doubling in our new switches selling into both the Carrier and Enterprise networking markets. The increase was partially offset by declines in sales of our mature products.
Although revenues for our new Connectivity products increased, Connectivity revenues overall decreased due to the broad-based decline in the networking equipment market, which negatively impacted the demand for our mature SONET/SDH PHY products. In addition, there was a strong decline in our Non-core products, particularly Fibre Channel PHYs products.

The decrease in Transport processing revenues for fiscal year 2013 compared to fiscal year 2012 is largely attributable to lower sales of switch fabrics, network processors and OTN products that had gone through EOL in fiscal year 2012. These increases were offset by increased revenues for SONET/SDH framers, going through EOL in fiscal year 2013.
Intellectual Property Revenue

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$2,439	2.4%	$9,563	8.0%	$(7,124)	(74.5)%
For the fiscal year ended September 30, 2012, intellectual property revenues also included the settlement of all future royalties under an existing agreement. Intellectual property revenues decreased in fiscal year 2013 as compared to the prior fiscal year due to a decrease in deliverables of intellectual property.
Net revenues from customers that were equal to or greater than 10% of total net revenues are as follows:

	September 30,
	2013	2012
Nu Horizons Electronics**	*	13.5%
WPG Holdings**	17.7%	10.7%
________________________________________________
* Less than 10% of total net revenues for period indicated.
** Distributors

Net revenues by geographic area are as follows:

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
United States	$28,454	27.4%	$41,559	34.7%	$(13,105)	(31.5)%
China, including Hong Kong	32,545	31.3%	30,786	25.8%	1,759	5.7%
Taiwan	17,430	16.8%	15,871	13.3%	1,559	9.8%
Other Asia Pacific	11,479	11.1%	15,603	13.1%	(4,124)	(26.4)%
Europe, Middle East and Africa	13,865	13.4%	15,664	13.1%	(1,799)	(11.5)%
Total net revenues	$103,773	100.0%	$119,483	100.0%	$(15,710)	(13.1)%
Cost of Product Revenues

	September 30,
	2013		2012
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$46,763	46.1%	$46,407	42.2%	$356	0.8%
Although the overall cost of product revenues did not change significantly, the cost as a percentage of revenues increased in fiscal year 2013 as compared to fiscal year 2012 due to a mix of products that had an overall higher cost.

Engineering, Research and Development

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$41,927	40.4%	$42,713	35.7%	$(786)	(1.8)%
The decrease in R&D spending for fiscal year 2013 compared to fiscal year 2012 is largely attributable to lower overhead testing expenses of $1.5 million and other expenses of $0.7 million, partially offset by higher employee compensation and contractor expenses of $1.4 million for providing new product development and design services.
Selling, General and Administrative

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$30,210	29.1%	$29,822	25.0%	$388	1.3%
In fiscal year 2013, our SG&A compensation expenses decreased by $1.6 million. Due to the relocation of our main Camarillo facility to an adjacent facility, we incurred $0.9 million in asset retirement expenses as well as increased rent of $0.7 million. In fiscal year 2012, we collected $1.9 million of accounts receivable that was written off as uncollectible in fiscal year 2011. Fiscal year 2012 also included a $1.3 million write-down of an intangible asset.
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

Interest Expense, Net

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$7,916	7.7%	$7,778	6.6%	$138	1.8%

Net interest expense for the fiscal year 2013 is comparable to the prior fiscal year.

Gain on Compound Embedded Derivative

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Gain on compound embedded derivative	$(803)	(0.8)%	$(4,897)	(4.1)%	$4,094	(83.6)%
The gain on our compound embedded derivative related to our 2014 Debentures is primarily generated by the decrease in the price of our underlying common stock during the relevant periods.

The compound embedded derivative included in our 2014 Debentures required bifurcation and accounting at fair value because the economic and contractual characteristics of the compound embedded derivative met the criteria for bifurcation and separate accounting due to the conversion price not being indexed to our own common stock. The compound embedded derivative is comprised of the conversion option and a make-whole payment for foregone interest if the holder converts the debenture early. The make-whole payment for foregone interest expired October 30, 2012, and upon its expiration, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature were indexed to our own common stock. A final valuation was completed on October 30, 2012, resulting in gain of $0.8 million due to the change in fair value.
Income Tax Benefit

	September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax benefit	$(548)	(0.5)%	$(174)	(0.1)%	$(374)	214.9%
Our effective tax rate was 2.4% for the fiscal year ended September 30, 2013 compared to 13.6% for the comparable period in the prior fiscal year. Our income tax benefit is primarily impacted by foreign taxes, a refund of withholding taxes on foreign income, and certain nondeductible interest and share based expenses. The income tax benefit is also impacted by the release of a portion of the valuation allowances related to certain foreign jurisdictions’ deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period based on our analysis of the available positive and negative evidence.
Financial Condition and Liquidity
Cash Flow Analysis
Cash increased to $71.9 million at September 30, 2014, from $68.9 million at September 30, 2013 and from $23.9 million at September 30, 2012. Our cash flows from operating, investing and financing activities are summarized as follows:

	September 30,
	2014	2013	2012
	(in thousands)
Net cash (used in) provided by operating activities	$(6,946)	$(9,119)	$7,072
Net cash used in investing activities	(1,811)	(1,492)	(1,602)
Net cash provided by financing activities	11,797	55,583	1,103
Net increase in cash	3,040	44,972	6,573
Cash at beginning of year	68,863	23,891	17,318
Cash at end of year	$71,903	$68,863	$23,891

Net Cash (Used In) Provided By Operating Activities
During the fiscal year ended September 30, 2014, cash used in operating activities totaled $6.9 million. Excluding changes in working capital, we used $6.5 million to fund the cash portion of our net loss. Cash decreased $3.1 million from operating with higher accounts receivable and inventory levels. Lower accounts payable also used cash of $0.7 million. These uses were partially offset by lower prepaids and other assets of $0.6 million and higher deferred revenue of $2.7 million.
Inventories increased $2.1 million from $10.7 million at September 30, 2013 to $12.8 million at September 30, 2014 to meet anticipated increased demand. Deferred revenue increased $2.7 million from $2.2 million at September 30, 2013 to $4.9 million at September 30, 2014 due to more inventory held by and the timing of payments from distributors.
During the fiscal year ended September 30, 2013, cash used in operating activities totaled $9.1 million. Excluding changes in working capital, we used $13.5 million to fund the cash portion of our net loss. Cash increased $1.9 million from operating with lower inventory levels and prepaid and other assets, partially offset by $0.4 million from higher receivables. Cash also increased by $3.1 million due to increased accounts payable and deferred revenue due to higher purchases from distributors, which was offset by $0.2 million from lower accrued liabilities.
Inventories decreased $1.4 million from $12.1 million at September 30, 2012 to $10.7 million at September 30, 2013 due to ongoing efforts to ensure purchases align with production and efforts to manage excess inventory. Accounts payable, accrued liabilities and other liabilities increased by $1.6 million from $18.5 million at September 30, 2012 to $20.1 million at September 30, 2013 due to the timing of payments to our vendors and other service providers.
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
Inventories decreased $8.8 million from $20.9 million at September 30, 2011 to $12.1 million at September 30, 2012 due to ongoing efforts to ensure purchases align with production and concerted efforts to manage excess inventory. Accounts payable, accrued liabilities and other liabilities decreased by $3.1 million from $21.6 million at September 30, 2011 to $18.5 million at September 30, 2012 due to the timing of payments to our vendors and other service providers and non-cash restructuring gain.
Net Cash Used In Investing Activities
Investing activities in fiscal year 2014 used $2.0 million for capital expenditures and payments under licensing agreements, partially offset by $0.2 million of proceeds from the sale of fixed assets. In fiscal years 2013 and 2012, investing activities used $1.6 million and $1.7 million, respectively, for capital expenditures and payments under licensing agreements.
Net Cash Provided By Financing Activities
Financing activities provided $11.8 million in cash in fiscal year 2014. Cash from the sale of common stock totaled $26.7 million, net of approximately $2.0 million in paid expenses. Proceeds from the exercise of stock options and issuances of shares under the employee stock purchase plan (“ESPP”) totaled $1.9 million. Cash used for the repurchase of our 2014 Debentures totaled $14.6 million. We also used cash to pay a consent fee of $0.3 million related to the November 2013 amendment of our credit agreement. Cash of $0.7 million was restricted for payment of the 2014 Debentures under the terms of the indenture following the sale of assets. Cash used for the repurchase of restricted stock units for payroll taxes on behalf of employees was $1.3 million.
Financing activities provided $55.6 million in cash in fiscal year 2013, primarily due to the sale of common stock. Proceeds from the sale of common stock totaled $54.5 million and were offset by $0.6 million in cash used for the repurchase of restricted stock units for payroll taxes paid on behalf of employees. In fiscal year 2012, financing activities provided $1.1 million in cash due to proceeds from the exercise of stock options and issuances of shares under the ESPP, offset by cash used for the repurchase and retirement of restricted stock units for payroll taxes.
Capital Resources, including Long-Term Debt, Contingent Liabilities and Operating Leases
Prospective Capital Needs
Our principal sources of liquidity are our existing cash, cash generated from product sales, and cash generated from the sales or licensing of our intellectual property. Our cash totaled $71.9 million at September 30, 2014. Our working capital at September 30, 2014 was $40.5 million.

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
At September 30, 2014, our current debt consisted of our 2014 Debentures, of which the total principal of $32.8 million was repaid on October 30, 2014 and our long-term debt consisted of our Term A and B Loans in the total principal amount of $17.2 million due on August 31, 2016. The credit agreement for our Term A and B Loans requires us to maintain an unrestricted cash balance of $8.0 million. We believe that our existing sources of liquidity, along with cash expected to be generated from revenues, will be sufficient to fund our operations for at least the next 12 months and to meet our minimum cash covenant. Our available liquidity could be adversely affected, however, if we incur operating losses and negative cash flows in the future, and we may need to reduce or postpone our operating costs or obtain alternate sources of financing, or both. We may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. There can be no assurance, however, that our efforts will be successful.
We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits Vitesse to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $75.0 million. As of September 30, 2014, we raised a total of $28.7 million of gross proceeds from the sale of 8,582,076 shares of our common stock, leaving approximately $46.3 million of securities available for issuance pursuant to the Form S-3. The Form S-3 will expire in January 2017.
Contractual Obligations
Our significant contractual obligations as of September 30, 2014 are as follows:

	Payment Obligations by Fiscal Year
	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Convertible subordinated debt (1)	$32,843	$—	$—	$—	$—	$—	$32,843
Term A and B Loans (2)	—	17,199	—	—	—	—	17,199
Loan interest (3)	3,102	1,776	—	—	—	—	4,878
Operating leases (4)	2,002	651	169	60	—	—	2,882
Software licenses (5)	8,084	4,555	4,275	4,175	—	—	21,089
Inventory and other purchase obligations (6)	9,256	244	60	—	—	—	9,560
Total	$55,287	$24,425	$4,504	$4,235	$—	$—	$88,451
________________________________________________

(1)	Represents amounts due for our 8.0% convertible debentures due October 2014.

(2)	Represents amounts due for our 9.0% fixed rate senior notes due August 31, 2016.

(3)	Interest payable for our 2014 Debentures through 2015 and Term A and B Loans through 2016.

(4)	We lease facilities under non-cancellable operating lease agreements that expire at various dates through 2018.

(5)	Software license commitments represent non-cancellable licenses of technology from third-parties used in the development of our products.

(6)
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

Off-Balance Sheet Arrangements
At September 30, 2014, we had no material off-balance sheet arrangements, other than operating leases, certain software licenses and non-cancellable purchase commitments.
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
Foreign Currency Exchange Risk
We conduct business in certain foreign markets, primarily in the EU and Asia. Our primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the United States dollar, primarily the Euro, Danish Kroner, Taiwanese Dollar, Chinese Renminbi and Indian Rupee. We primarily incur R&D, sales and customer support, and administrative expenses in these foreign currencies. All of our sales are denominated in United States dollars, and we are therefore subject to limited foreign currency exchange rate risks as a result of commercial operations in Europe and Asia. Fluctuations in the United States dollar exchange rate for Euro, Danish Kroner, Taiwanese Dollar, Chinese Renminbi, and Indian Rupee could result in increased or decreased costs for commercial operations in Europe and Asia. Had exchange rates of these foreign currencies been 10% higher or lower relative to the United States dollar during 2014, total R&D and SG&A expenses would have been approximately $2.5 million higher or lower.
A relatively small amount of our monetary assets and liabilities are denominated in foreign currencies. The impact on these assets and liabilities from fluctuations in related foreign currencies relative to the United States dollar would not have had a material impact on our fiscal year 2014 results of operations.
We outsource our wafer manufacturing, assembly and testing, warehousing and shipping operations to third-parties in foreign jurisdictions pursuant to short-term contracts that allow for changes in the fees we are charged for these services. While the expenses related to these services are denominated in United States dollars, if the value of the United States dollar decreases relative to the currencies of the countries in which such contractors operate, the prices we are charged for their services may increase. Fluctuations in currency exchange rates could affect our business in the future.
Currently, we have not implemented any hedging strategies to mitigate risks related to the impact of fluctuations in currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Vitesse Semiconductor Corporation
Camarillo, California
We have audited the accompanying consolidated balance sheets of Vitesse Semiconductor Corporation (Company) as of September 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitesse Semiconductor Corporation at September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitesse Semiconductor Corporation’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 4, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
December 4, 2014

VITESSE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013
	(in thousands, except par value)
ASSETS
Current assets:
Cash	$71,903	$68,863
Accounts receivable	10,850	9,807
Inventories	12,792	10,692
Restricted cash	794	101
Prepaid expenses and other current assets	1,047	1,796
Total current assets	97,386	91,259
Property, plant and equipment, net	2,858	3,107
Other intangible assets, net	1,476	1,170
Other assets	3,104	3,425
	$104,824	$98,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,814	$7,436
Accrued expenses and other current liabilities	12,472	12,245
Current portion of debt, net	32,727	—
Deferred revenue	4,902	2,215
Total current liabilities	56,915	21,896
Other long-term liabilities	234	407
Long-term debt, net	16,417	16,366
Convertible subordinated debt, net	—	44,384
Total liabilities	73,566	83,053
Commitments and contingencies, See notes 11 and 12
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized; 67,703 and 57,545 shares outstanding at September 30, 2014 and 2013, respectively	677	575
Additional paid-in-capital	1,924,984	1,891,661
Accumulated deficit	(1,894,403)	(1,876,328)
Total stockholders’ equity	31,258	15,908
	$104,824	$98,961

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2014	2013	2012
	(in thousands, except per share data)
Net revenues:
Product revenues	$102,751	$101,334	$109,920
Intellectual property revenues	5,746	2,439	9,563
Net revenues	108,497	103,773	119,483
Costs and expenses:
Cost of product revenues	44,480	46,763	46,407
Engineering, research and development	42,450	41,927	42,713
Selling, general and administrative	30,981	30,210	29,822
Restructuring and impairment	—	—	(1,424)
Amortization of intangible assets	360	347	330
Costs and expenses	118,271	119,247	117,848
(Loss) income from operations	(9,774)	(15,474)	1,635
Other expense (income):
Interest expense, net	6,227	7,916	7,778
Gain on compound embedded derivative	—	(803)	(4,897)
Loss on extinguishment of debt	1,594	—	—
Other expense, net	139	39	40
Other expense, net	7,960	7,152	2,921
Loss before income tax expense (benefit)	(17,734)	(22,626)	(1,286)
Income tax expense (benefit)	341	(548)	(174)
Net loss	$(18,075)	$(22,078)	$(1,112)
Net loss per common share - basic and diluted	$(0.30)	$(0.55)	$(0.04)
Weighted average common shares outstanding - basic and diluted	60,887	40,311	25,121

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Vitesse Semiconductor Corporation Stockholders' Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balance at September 30, 2011	135	$1	24,471	$245	$1,824,433	$(1,853,138)	$(28,459)
Net loss	—	—	—	—	—	(1,112)	(1,112)
Compensation expense related to stock options, awards and employee stock purchase plan	—	—	—	—	4,442	—	4,442
Issuance of common stock upon exercise of stock options	—	—	6	—	16	—	16
Issuance of shares under employee stock purchase plan	—	—	821	8	1,729	—	1,737
Release of restricted stock units	—	—	721	7	(7)	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(207)	(2)	(637)	—	(639)
Balance at September 30, 2012	135	1	25,812	258	1,829,976	(1,854,250)	(24,015)
Net loss	—	—	—	—	—	(22,078)	(22,078)
Compensation expense related to stock options, awards and employee stock purchase plan	—	—	—	—	4,396	—	4,396
Issuance of common stock upon exercise of stock options	—	—	9	—	20	—	20
Issuance of shares under employee stock purchase plan	—	—	953	9	1,657	—	1,666
Issuance of common stock, net of offering costs	—	—	29,371	294	54,147	—	54,441
Conversion of Series B Preferred Shares	(135)	(1)	674	7	(6)	—	—
Release of restricted stock units	—	—	1,045	10	(10)	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(319)	(3)	(615)	—	(618)
Reclassification of compound embedded derivative liability to additional paid-in-capital	—	—	—	—	2,096	—	2,096
Balance at September 30, 2013	—	—	57,545	575	1,891,661	(1,876,328)	15,908
Net loss	—	—	—	—	—	(18,075)	(18,075)
Compensation expense related to stock options, awards and employee stock purchase plan	—	—	—	—	6,075	—	6,075
Issuance of common stock upon exercise of stock options	—	—	52	1	121	—	122
Issuance of shares under employee stock purchase plan	—	—	722	7	1,808	—	1,815
Issuance of common stock, net of offering costs	—	—	8,582	86	26,519	—	26,605
Release of restricted stock units	—	—	1,183	12	(12)	—	—
Repurchase and retirement of restricted stock units for payroll taxes	—	—	(381)	(4)	(1,250)	—	(1,254)
Other	—	—	—	—	62	—	62
Balance at September 30, 2014	—	$—	67,703	$677	$1,924,984	$(1,894,403)	$31,258

See accompanying notes to consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Cash flows (used in) provided by operating activities:
Net loss	$(18,075)	$(22,078)	$(1,112)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,041	2,375	2,963
Stock-based compensation	6,075	4,396	4,442
Change in fair value of compound embedded derivative liability	—	(803)	(4,897)
Deferred income taxes	(15)	156	(1,537)
Restructuring charges	—	—	(1,424)
Loss on asset impairment	—	—	1,324
Gain on disposal of assets	(131)	(153)	—
Loss on extinguishment of debt, net	1,594	—	—
Amortization of debt issuance costs	190	272	272
Amortization of debt discounts	1,806	2,552	2,363
Accretion of debt premiums	(15)	(171)	(157)
Change in operating assets and liabilities:
Accounts receivable	(1,043)	(404)	188
Inventories	(2,100)	1,368	8,797
Prepaids and other assets	601	535	739
Accounts payable	(673)	1,710	528
Accrued expenses and other current liabilities	112	(218)	(2,410)
Deferred revenue	2,687	1,344	(3,007)
Net cash (used in) provided by operating activities	(6,946)	(9,119)	7,072
Cash flows used in investing activities:
Capital expenditures	(1,484)	(1,306)	(808)
Payments under licensing agreements	(510)	(342)	(867)
Proceeds from sale of fixed assets	183	156	73
Net cash used in investing activities	(1,811)	(1,492)	(1,602)
Cash flows provided by financing activities:
Proceeds from the exercise of stock options and issuances of shares under the employee stock purchase plan	1,937	1,686	1,753
Net proceeds from the sale of common stock	26,656	54,520	—
Repurchase of convertible subordinated debentures	(14,606)	—	—
Consent fee on amendment of credit agreement	(308)	—	—
Cash restricted under credit agreement	(687)	—	—
Prepayment fee on senior debt	—	—	—
Repurchase and retirement of restricted stock units for payroll taxes	(1,254)	(618)	(639)
Other	59	(5)	(11)
Net cash provided by financing activities	11,797	55,583	1,103
Net increase in cash	3,040	44,972	6,573
Cash at beginning of year	68,863	23,891	17,318
Cash at end of year	$71,903	$68,863	$23,891
Supplemental disclosure of non-cash transactions:
Cash paid (refunded) during the fiscal year for:
Interest	$4,861	$5,323	$5,341
Income taxes	(20)	(1,245)	1,440
Non cash investing and financing activities:
Common stock issued in exchange for Series B Preferred Shares	—	7	—
Equity offering costs incurred but not paid	51	79	—
Licensing agreement obligation incurred but not paid	156	—	—
Reclassification of compound embedded derivative liability to additional paid-in-capital	—	2,096	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Vitesse Semiconductor Corporation (“Vitesse,” the “Company,” “us,” “we” or “our”) is a leading supplier of high-performance integrated circuits (“ICs”), associated application and protocol software, and integrated turnkey systems solutions used primarily by manufacturers of networking systems for Carrier, Enterprise and Industrial Internet of Things (“IoT”) networking applications. With these solutions, we enable networking industries to transition from legacy networks to standards-based, ubiquitous ‘Ethernet Everywhere’ networking, starting from Enterprise networks and Carrier networks, and now penetrating Industrial-IoT networks.
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
Reclassifications
Certain reclassifications have been made to prior fiscal year amounts and related footnotes to conform to current fiscal year presentation with no changes to stockholders’ equity (deficit) amounts or net loss for fiscal year 2013 or 2012.
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
Intellectual Property Revenues
We derive intellectual property revenues from the sale and licensing of our intellectual property, maintenance and support and royalty revenues following the sale by our licensees of products incorporating the licensed technology. We enter into intellectual property licensing agreements that generally provide licensees the right to incorporate our intellectual property components in their products with terms and conditions that vary by licensee. Our intellectual property licensing agreements may include multiple elements with an intellectual property license bundled with support services. For such multiple element intellectual property licensing arrangements, we follow the guidance in ASC Topic 605-25, Multiple-Element Arrangements, to determine whether there is more than one unit of accounting.
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
Certain of our agreements may contain support obligations. Under such agreements we provide unspecified fixes and technical support. No other upgrades, products, or post-contract support are provided. These arrangements may be renewable annually by the customer. Support revenues are recognized ratably over the period during which the obligation exists, typically 12 months or less.
We recognize royalty revenues in the period in which the licensee reports shipment of products incorporating our intellectual property components. Royalties are calculated on a per unit basis, as specified in our agreement with the licensee. We may, at our discretion and in accordance with our agreements, engage a third-party to perform royalty audits of our licensees. Any correction of royalties previously reported would occur when the results are resolved.
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
We have elected to recognize compensation expense for all stock‑based awards on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized through the end of each reporting period is equal to the portion of the grant-date value of the awards that have vested, or for partially vested awards, the value of the portion of the award that is ultimately expected to vest for which the requisite services have been provided.
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
At September 30, 2014, there were two customers that accounted for 24.3% of accounts receivable. At September 30, 2013, there were two customers that accounted for 23.8% of accounts receivable. We believe that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by our credit evaluation process, relatively short collection periods and maintaining an allowance for anticipated losses. We generally do not require collateral security for outstanding amounts.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoice amount and presented net of the allowance for doubtful accounts; they do not bear interest. We evaluate the collectability of accounts receivable at each balance sheet date using a combination of factors, such as historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. We include any accounts receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts using the specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our allowance for doubtful accounts was nil as of September 30, 2014 and 2013.
Inventories
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost less depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ remaining estimated useful lives, ranging from two to five years for machinery and equipment, including product tooling; and the shorter of lease terms or estimated useful lives for leasehold improvements. When property, plant and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains and losses from retirements and asset disposals are recorded in selling, general and administrative (“SG&A”) expenses.
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
Intangible Assets
Our intangible assets consist primarily of technology licensing agreements with third-parties and are carried at cost less amortization. We account for intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an intangible asset or asset group may not be recoverable. The carrying value of an intangible asset or asset group is not recoverable if the amounts of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify that impairment has occurred, we reduce the carrying value of the asset to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach. Currently, we do not have goodwill or indefinite-lived intangible assets.

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
Financial Instruments
ASC Topic 825, Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Our financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. These financial instruments are stated at their carrying values, which are estimates of their fair values because of their nearness to cash settlement or the comparability of their terms to the terms we could obtain, for similar instruments, in the current market. Our debt instruments are included in current portion of debt, net, long-term debt, net, and convertible subordinated debt, net on our consolidated balance sheets.
Senior Term A Loan
At its inception, the fair value of our senior term A loan (the “Term A Loan”) was computed using a cash flow analysis in which the periodic cash coupon payments and the principal payment at maturity were discounted to the valuation date using an appropriate market discount rate. The discount rate was determined by analyzing the seniority and securitization of the instrument, our financial condition, and observing the quoted bond yields in the fixed income market as of the valuation date. The valuation was determined using Level 3 inputs.
Senior Term B Loan
At its inception, the fair value of our senior term B loan (“the Term B Loan”) was computed using a binomial-lattice model. The valuation was determined using Level 3 inputs. The valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, recent price quotes and trading information of our common stock into which the Term B Loan is convertible.
Convertible Subordinated Debt
The 2014 Debentures required bifurcation and accounting at fair value because the economic and contractual characteristics of the compound embedded derivative met the criteria for bifurcation and separate accounting due to the conversion price not being indexed to our own stock. The compound embedded derivative was comprised of the conversion option and a make-whole payment for foregone interest if the holder converted the debenture early. The make-whole payment for foregone interest expired October 30, 2012, and upon its expiration, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature were indexed to our own common stock.
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
Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. We do not expect the adoption of this standard to have a material impact on our unaudited consolidated financial position and results of operations.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal year 2018.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating this new standard and after adoption, we will incorporate this guidance in our assessment of going concern.

NOTE 2—COMPUTATION OF NET LOSS PER SHARE
For fiscal years 2014, 2013 and 2012, we recorded a net loss. As such, all outstanding potential common shares were excluded from the diluted earnings per share computation.
The following potentially dilutive common shares are excluded from the computation of net loss per share.

	Outstanding as of September 30,
	2014	2013	2012
	(in thousands)
Outstanding stock options	2,940	2,089	1,813
Outstanding restricted stock units	2,328	2,021	1,686
Employee Stock Purchase Plan shares	491	368	506
Convertible preferred stock	—	—	674
2014 Debentures	7,298	10,332	10,332
Term B Loan	1,887	1,887	1,887
Total potential common shares excluded from calculation	14,944	16,697	16,898

NOTE 3-DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS
The following tables provide details of selected balance sheet items:

	September 30,
	2014	2013
	(in thousands)
Inventories:
Raw materials	$1,840	$1,220
Work-in-process	4,503	3,652
Finished goods	6,449	5,820
	$12,792	$10,692

	September 30,
	2014	2013
	(in thousands)
Property, Plant and Equipment, Net:
Machinery and equipment	$61,236	$77,865
Furniture and fixtures	505	704
Computer equipment	7,356	8,736
Leasehold improvements	1,829	3,163
Construction in progress	44	305
	70,970	90,773
Less: Accumulated depreciation	(68,112)	(87,666)
	$2,858	$3,107
Depreciation expense totaled $1.7 million, $2.0 million, and $2.6 million for fiscal years 2014, 2013 and 2012, respectively. We retired or otherwise disposed of property, plant and equipment with cost and accumulated depreciation of $21.1 million and $21.0 million, respectively, for fiscal year 2014, and with cost and accumulated depreciation of $3.8 million and $3.7 million for fiscal year 2013.

	September 30,
	2014	2013
	(in thousands)
Other Intangible Assets, Net:
Intellectual property and technology license agreements	$5,490	$4,824
Less: Accumulated amortization	(4,014)	(3,654)
	$1,476	$1,170
Intangible assets consisted primarily of technology licensing agreements with third-parties and acquired intellectual property. The weighted average period over which intangible assets acquired in fiscal years 2014 and 2013 are amortized is 6.48 years and 6.85 years, respectively.
The future amortization expense of amortizable intangible assets for the next five fiscal years is (in thousands): $372, $350, $245, $204, $168, and $137 in 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.

	September 30,
	2014	2013
	(in thousands)
Other Assets:
Non-current portion of deferred tax asset, net	$1,288	$1,273
Restricted cash	1,500	1,500
Debt issue costs, net	8	287
Other	308	365
	$3,104	$3,425
Restricted cash consists of interest bearing certificates of deposit with a domestic bank collateralizing letters of credit and other commitments.

	September 30,
	2014	2013
	(in thousands)
Accrued Expenses and Other Current Liabilities:
Accrued software license agreements	$3,335	$3,526
Accrued vacation	2,580	2,442
Accrued wages and benefits	2,730	1,729
Interest payable	1,645	2,196
Accrued income taxes	408	332
Accrued warranty liability	52	60
Accrued other	1,722	1,960
	$12,472	$12,245

NOTE 4—DEBT

	September 30,
	2014	2013
	(in thousands)
Term A Loan, bearing interest at 9.0% and 10.5% as of September 30, 2014 and 2013, respectively, due August 2016	$7,791	$7,919
Term B Loan, convertible until October 31, 2014, bearing interest at 9.0% and 8.0% as of September 30, 2014 and 2013, respectively, due August 2016	8,626	8,444
Other	—	3
Long-term debt, net	16,417	16,366
2014 Debentures, convertible, 8.0% fixed-rate notes, due October 2014	32,727	44,384
Total debt, net	$49,144	$60,750

Additional information about our debt is as follows:

	Term A Loan	Term B Loan	2014 Debentures
	(in thousands)
Principal	$7,857	$9,342	$32,843
Unamortized debt discount	(66)	(716)	(116)
Carrying value	$7,791	$8,626	$32,727
Interest payable terms	Quarterly, in arrears	Quarterly, in arrears	Semi-annually, in arrears
Annual effective interest rate	9.5%	13.5%	12.2%
Conversion price per common share	n/a	$4.95	$4.50
Our long-term debt is comprised of our Term A Loan and our Term B Loan, which we collectively refer to as our “Term A and B Loans”. On November 5, 2013 we amended the credit agreements for the Term A and B Loans (the “Amendment”). The Amendment extends the maturity dates of our Term A and B Loans to August 31, 2016, and also provides that the Term A and B Loans each bear interest in cash at 9.0% per annum payable quarterly in arrears. In addition, the Amendment provides us with greater flexibility to sell assets and use the resulting proceeds for purposes other than repaying the Term A and B Loans after repayment of our 2014 Debentures.
Upon the occurrence of certain change in control events, the holders of the Term A and B Loans may require us to redeem all or a portion of the loans at 100% of the principal amount plus accrued and unpaid interest.
We have the right to optionally prepay the Term A and B Loans in whole or in part, at any time and from time to time, subject to the payment of a prepayment fee. The prepayment fee is 3% for prepayments made on or after October 30, 2014 but prior to October 30, 2015, and 2% for prepayment made on or after October 30, 2015. We are required to maintain an unrestricted cash balance of $8.0 million and achieve minimum quarterly revenues of $10.0 million. The Term A and B Loans are collateralized by substantially all of our assets.
The credit agreement for the Term A and B Loans provided the lenders with the right to convert the Term B Loan into shares of our common stock at a conversion price of $4.95 per share through October 30, 2014. At September 30, 2014, conversion of the outstanding principal amount of the Term B Loan would have resulted in the issuance of 1.9 million shares of common stock. On October 31, 2014, the conversion right expired unexercised.
In connection with Amendment, we paid the lenders a consent fee of $0.3 million and we repurchased $13.7 million principal amount of our 2014 Debentures at 107% of the principal amount thereof plus accrued interest. We recorded a loss on extinguishment of debt of $1.6 million due to the repurchase. After this transaction, $32.8 million principal amount of 2014 Debentures remained outstanding.
As of September 30, 2014, our current debt consisted of our 2014 Debentures. During fiscal year 2014, cash of $0.7 million was restricted for payment of the 2014 Debentures under the terms of the indenture following the sale of assets. At September 30, 2014, conversion of the outstanding principal amount of the 2014 Debentures would have resulted in the issuance of 7.3 million shares of common stock. We repaid the outstanding principal of $32.8 million of our 2014 Debentures, plus accrued interest, on October 30, 2014, the maturity date of the debentures.
The compound embedded derivative related to the 2014 Debentures, which expired October 30, 2012, was comprised of the conversion option and a make-whole payment for foregone interest if the holder converted the debenture early. Upon expiration of the make-whole payment for forgone interest, the compound embedded derivative no longer met the criteria for bifurcation as all components of the conversion feature were indexed to our own stock. A final valuation was completed on October 30, 2012. We recorded a gain of $0.8 million into earnings due to the change in value and reclassified the final liability value of $2.1 million, from other long-term liabilities, to equity.
The credit agreement for the Term A and B Loans provide for customary restrictions and limitations on our ability to incur indebtedness and liens on property, make restricted payments or investments, enter into mergers or consolidations, conduct asset sales, pay dividends or distributions and enter into specified transactions and activities, and also contain other customary default provisions. We were in compliance with all covenants as of September 30, 2014.

Debt Maturities
Principal maturity of our total aggregated outstanding debt is as follows:

Fiscal year	(in thousands)
2015	$32,843
2016	17,199
Total	$50,042
Except for required repurchases upon a change in control or in the event of certain asset sales, as described in the applicable credit agreements, we are not required to make any sinking fund or redemption payments with respect to this debt.
NOTE 5—FAIR VALUE MEASUREMENTS
We measure the fair value of our Term A and B Loans and 2014 Debentures, which are carried at amortized cost, on a quarterly basis for disclosure purposes. We use a binomial-lattice model to estimate fair values of these financial instruments. The key unobservable input utilized in the model for our Term B Loan and 2014 Debentures includes a discount rate of 4.0% and 3.3%, respectively. The estimated fair value of our Term A Loan is determined using Level 3 inputs based primarily on the comparability of its terms to the terms we could obtain, for similar instruments, in the current market.
The estimated fair values of our financial instruments are as follows:

	September 30,
	2014		2013
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Term A Loan	$7,791	$8,755	$7,919	$8,165
Term B Loan	8,626	10,245	8,444	9,781
2014 Debentures	32,727	33,040	44,384	49,282

NOTE 6-STOCKHOLDERS’ EQUITY
Authorized Capital Stock
We are authorized to issue up to 250 million shares of common stock, par value $0.01, per share, of which 9.2 million shares are reserved for future potential issuance upon conversion of debt, 8.4 million shares of common stock have been reserved for issuance under our stock compensation plans, and 3.0 million remaining shares of common stock are reserved for issuance under our ESPP.
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
Under the Plan, we have 1.9 million shares available for future grant as of September 30, 2014. The Plan permits the grant of stock options, stock appreciation rights, stock awards, performance awards, restricted stock and stock units, and other stock and cash-based awards. The Plan uses a “fungible share” concept, pursuant to which shares that are subject to appreciation awards (such as stock options and stock appreciation rights) are counted against the Plan share limit on a 1-for-1 basis for every such share subject to appreciation awards, and shares that are subject to full value awards (such as awards of stock, restricted stock and restricted stock units) are counted against the Plan share limit at a ratio of 1.5 shares for every share subject to the full value award.
As of September 30, 2014, none of our stock-based awards are classified as liabilities. We did not capitalize any stock-based compensation cost.
Compensation cost related to our Plan and ESPP is as follows:

	September 30,
	2014	2013	2012
	(in thousands)
Cost of revenues	$823	$617	$567
Engineering, research and development	2,248	1,616	1,530
Selling, general and administrative	3,004	2,163	2,345
Total stock-based compensation expense	$6,075	$4,396	$4,442
As of September 30, 2014, there was $6.0 million of unrecognized stock-based compensation expense related to non-vested stock options, restricted stock units, and our ESPP. The weighted average period over which the unearned stock-based compensation for stock options and restricted stock units is expected to be recognized is approximately 1.2 years and 1.6 years, respectively. An estimated forfeiture rate of 4.2% has been applied to all unvested options and restricted stock outstanding as of September 30, 2014. On a quarterly basis, we assess changes to our estimate of expected equity award forfeitures based on our review of recent forfeiture activity and expected future employee attrition. We recognize the effect of adjustments made to the forfeiture rates, if any, in the period that we change the forfeiture estimate. The effect of forfeiture adjustments in fiscal years 2014, 2013, and 2012 was not significant. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards and our stock price increases.
Activity in stock option awards is as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding, September 30, 2011	1,699	$29.77	6.37	$—
Granted	401	2.55
Exercised	(6)	2.54		3
Cancelled or expired	(281)	76.87
Options outstanding, September 30, 2012	1,813	16.57	6.61	2
Granted	464	2.12
Exercised	(9)	2.24		6
Cancelled or expired	(179)	16.52
Options outstanding, September 30, 2013	2,089	13.43	6.67	591
Granted	1,014	2.53
Exercised	(52)	2.36		64
Cancelled or expired	(111)	76.55
Options outstanding, September 30, 2014	2,940	$7.46	7.00	$2,059
Options exercisable, September 30, 2014	1,633	$11.36	5.63	$668
This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $3.60, $3.04, and $2.44 as of September 30, 2014, 2013 and 2012,

respectively, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. There were 0.6 million in-the-money stock options that were exercisable as of September 30, 2014.
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
The per share fair values of stock options granted in connection with stock incentive plans have been estimated using the following weighted average assumptions:

	September 30,
	2014	2013	2012
Expected life (in years)	5.79	5.66	6.61
Expected volatility:
Weighted-average	81.5%	82.0%	86.9%
Range	79.5% - 81.6%	79.8% - 82.1%	82.2% - 87.1%
Expected dividend	—	—	—
Risk-free interest rate	1.7% - 1.9%	0.9% - 1.7%	1.0% - 1.3%
The weighted average fair value at the date of grant of options granted in fiscal years 2014, 2013 and 2012 was $1.75, $1.44 and $1.80, respectively.
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
The following table provides additional information in regards to options outstanding as of September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$2.10 - $2.26	424	8.43	$2.11	194	$2.10
2.53	987	9.19	2.53	116	2.53
2.54 - 4.36	743	6.74	3.45	542	3.49
4.60 - 47.20	589	4.83	7.84	583	7.87
48.00 - 145.40	197	0.43	57.56	198	57.56
$2.10 - $145.40	2,940	7.00	$7.46	1,633	$11.36
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

Activity for our restricted stock award units is as follows:

	Restricted Stock Units (in thousands)	Weighted Average Grant-Date Fair Value per Share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Restricted stock units, September 30, 2011	1,296	$4.66	1.38	$3,823
Awarded	1,258	2.57
Released	(721)	3.99
Forfeited	(147)	3.48
Restricted stock units, September 30, 2012	1,686	3.49	1.09	4,113
Awarded	1,527	2.12
Released	(1,045)	3.19
Forfeited	(147)	2.88
Restricted stock units, September 30, 2013	2,021	2.65	1.13	6,143
Awarded	1,600	2.62
Released	(1,183)	2.69
Forfeited	(110)	2.60
Restricted stock units, September 30, 2014	2,328	$2.61	0.96	$8,380
The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $3.60, $3.04, and $2.44 as of September 30, 2014, 2013 and 2012, respectively. We issue restricted stock units as part of our equity incentive plans. For the years ended September 30, 2014, 2013, and 2012, the total grant date fair value of shares vested from restricted stock unit grants was $3.2 million, $3.3 million and $2.9 million, respectively. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The impact of such withholding totaled $1.3 million, $0.6 million and $0.6 million for each of the years ended September 30, 2014, 2013, and 2012, respectively, and was recorded as settlement on restricted stock tax withholding in the accompanying consolidated statements of stockholders’ equity (deficit). Although shares withheld are not issued, they are treated as common stock repurchases in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.
Employee Stock Purchase Plan
Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15% of their regular base salary subject to certain limits to purchase shares at the lower of 85% of the fair market value of the common stock on the date of the commencement of the offering or on the last day of the 6-month offering period. During fiscal years 2014, 2013 and 2012, a total of 721,900, 952,516 and 821,470 shares, respectively, were purchased by and distributed to employees at a weighted average price of $2.50, $1.75 and $2.11 per share, respectively. At fiscal 2014 year-end, we had 3.0 million shares of our common stock reserved for future issuance under the plan. We recognized $0.6 million, $0.6 million and $0.6 million stock compensation expense under the ESPP during the fiscal years ended September 30, 2014, 2013 and 2012, respectively. We determine the fair value of the ESPP awards using the Black-Scholes pricing model. Underlying assumptions used were as follows:

	September 30,
	2014	2013	2012
Expected life (in years)	0.5	0.5	0.5
Expected volatility (range)	37.1% - 50.3%	47.6% - 49.8%	40.4% - 48.4%
Expected dividend	—	—	—
Risk-free interest rate	0.07% - .08%	0.11% - .14%	0.09% - .20%

NOTE 8—INCOME TAXES
The components of loss before income tax expense (benefit) for the years ended September 30, 2014, 2013 and 2012 were as follows:

	September 30,
	2014	2013	2012
	(in thousands)
(Loss) income before income taxes:
Domestic	$(18,871)	$(23,646)	$(3,406)
Foreign	1,137	1,020	2,120
	$(17,734)	$(22,626)	$(1,286)
Income tax expense (benefit) consists of the following for the years ended September 30, 2014, 2013 and 2012:

	September 30,
	2014	2013	2012
	(in thousands)
Income tax expense (benefit):
Current:
Federal	$(27)	$—	$(188)
State	71	54	41
Foreign	312	(758)	1,510
Total current	356	(704)	1,363
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(15)	156	(1,537)
Total deferred	(15)	156	(1,537)
Total income tax expense (benefit):	$341	$(548)	$(174)
A reconciliation of the income tax expense (benefit) by applying the statutory United States federal income tax rate to loss before income tax expense (benefit) is as follows:

	September 30,
	2014		2013		2012
	$	%	$	%	$	%
	(in thousands, except for percentages)
Federal income tax benefit at statutory rate	$(6,030)	34.0%	$(7,693)	34.0%	$(437)	34.0%
State tax benefit net of federal benefit	(242)	1.4%	(536)	2.4%	(13)	1.0%
Foreign taxes	(68)	0.4%	(1,156)	5.1%	1,102	(85.7)%
Tax credits	—	—%	(438)	1.9%	(1,230)	95.6%
Nondeductible expenses	650	(3.7)%	771	(3.4)%	1,015	(78.9)%
Other	—	—%	87	(0.4)%	(100)	7.9%
Change in valuation allowance	6,131	(34.6)%	7,164	(31.7)%	(1,147)	89.2%
Rate change/other adjustments on deferred taxes	(100)	0.6%	1,253	(5.5)%	636	(49.5)%
Income tax expense (benefit)	$341	(1.9)%	$(548)	2.4%	$(174)	13.6%
Our effective tax rate was (1.9)% for the fiscal year ended September 30, 2014 compared to 2.4% and 13.6% for the comparable periods in the prior years. Our income tax expense (benefit) is primarily impacted by foreign taxes, certain nondeductible interest and share based expenses. The income tax expense (benefit) is also impacted by the release of a portion of the valuation allowances related to certain foreign jurisdictions’ deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period based on our analysis of the available positive and negative evidence.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Significant deferred tax assets and liabilities, consist of the following:

	September 30,
	2014	2013
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforward	$31,418	$27,110
Research and development tax credits	10,165	10,574
Deferred income	2,724	2,664
Stock based compensation(1)	3,354	12,313
Fixed assets and intangible property	7,293	7,955
Inventories	1,714	2,256
Allowances and reserves	9,436	9,277
Foreign tax credit/AMT credit	88	88
Other	3	11
Total deferred tax assets	66,195	72,248
Deferred Tax Liabilities:
Debt amortization	(11)	(2,065)
Total deferred tax liabilities	(11)	(2,065)
Net deferred income taxes	66,184	70,183
Valuation allowance(1)	(64,788)	(68,802)
Net deferred tax assets	$1,396	$1,381

(1)
The Company identified an overstatement of its previously disclosed deferred tax asset for stock based compensation and the related valuation allowance in the amount of $9.1 million as of September 30, 2013. The Company evaluated the impact of this error in accordance with SAB No. 99 and concluded that it was not material. Further, the Company maintains a full valuation allowance on all of its U.S. and state deferred tax assets, and there was no impact on the Company's financial position and results of operations. As of September 30, 2014 the Company recorded an adjustment of $9.1 million to decrease both the deferred tax asset for stock based compensation and the related valuation allowance. The previously reported amounts have not been revised.

At September 30, 2014, we had approximately $53.9 million, $27.3 million, and $119.2 million of federal, state, and foreign Net Operating Losses (“NOLs”) respectively, that can be used in future tax years. We also have available state research and development tax credit carryforwards of approximately $10.2 million. The federal NOLs and tax credits may be carried forward through 2034; state NOLs may be carried forward through 2034; state tax credits may be carried forward indefinitely; and foreign NOLs have various carryforward provisions in several jurisdictions.
In December 2012, we issued 10.7 million shares of common stock in a public offering which resulted in a Section 382 ownership change. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5%” shareholders (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Of our federal NOL amount as of September 30, 2014, $25.4 million is subject to an annual Section 382 limitation of $1.4 million due to the December 2012 ownership change. Since we maintain a full valuation allowance on all of our U.S. and state deferred tax assets, the impact of the ownership change on the future realizability of our U.S. and state deferred tax assets did not result in an impact to our provision for income taxes for the year ended September 30, 2014, or on our net deferred tax asset as of September 30, 2014.
In June 2013, we issued an additional 18.7 million shares of common stock in a public offering. Based on a preliminary evaluation we do not believe this offering caused another Section 382 ownership change. As additional relevant information becomes available we will update our evaluation. If an additional ownership change did occur or does occur in the future, our ability to utilize our NOL carryforwards and other deferred tax assets to offset future taxable income may be further limited and the value and recoverability of our NOLs and other deferred tax assets could be further diminished.
We analyzed our need to maintain the valuation allowance against our otherwise recognizable deferred tax assets in the federal, state, and foreign jurisdictions and have recorded a total valuation allowance of $64.8 million of as September 30, 2014, which represents a decrease of $4.0 million from the prior fiscal year. Because we have historically experienced net tax losses, the benefits of which resulted in recognized deferred tax assets, we have placed a $55.0 million valuation allowance against all of our otherwise recognizable deferred tax assets in the federal and state jurisdictions. Furthermore, we have also placed a $9.8 million valuation allowance against most of our deferred tax assets in our foreign jurisdictions as we have concluded that it is more likely than not that the majority of our foreign deferred tax assets will not be realized.
Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The total amount of gross unrecognized tax benefits was approximately $10.3 million as of September 30, 2014 and approximately $10.6 million as of September 30, 2013. The total amount of gross unrecognized tax benefits decreased by $0.3 million, the majority of which related to state research and development tax credits that have not been utilized.
As of September 30, 2014, approximately $0.2 million of the $10.3 million unrecognized tax benefits related to our state tax liability is recorded in accrued expenses and other current liabilities on the consolidated balance sheets. The remaining $10.1 million, which relates to research and development tax credits that have not been utilized, is reflected as a reduction to the deferred tax asset arising from the research and development tax credits. As of September 30, 2013, approximately $0.2 million of the $10.6 million unrecognized tax benefits, related to our state tax liability, was recorded in accrued expenses and other current liabilities on the consolidated balance sheets. The remaining $10.4 million related to research and development tax credits that have not been utilized, was reflected as a reduction to the deferred tax asset arising from the research and development tax credits.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2014	2013	2012
	(in thousands)
Beginning balance as of September 30:	$(10,615)	$(10,822)	$(10,215)
Gross decreases - tax positions in prior period	290	354	—
Gross increases - current-period tax positions	—	(147)	(47)
Gross increases - tax positions in prior period	—	—	(560)
Ending balance as of September 30:	$(10,325)	$(10,615)	$(10,822)
We recognize accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of operations as income tax expense. As of September 30, 2014, there were no material interest or penalties accrued due to significant net operating losses.
We are subject to taxation in the United States and various state and foreign jurisdictions. The 2010 through 2014 tax years generally remain subject to examination by their respective tax authorities. Effectively, all our tax years in which a tax NOL is carried forward to the present are subject to examination by federal, state and foreign tax authorities. Therefore, we cannot estimate the range of unrecognized tax benefits that may significantly change within the next 12 months.

NOTE 9—SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION
We manage and operate our business through one operating segment.
 Net revenues from customers equal to or greater than 10% of total net revenues is as follows:

	September 30,
	2014	2013	2012
Nu Horizons Electronics**	*	*	13.5%
WPG Holdings**	23.8%	17.7%	10.7%
 __________________________________________________
*Less than 10% of total net revenues for period indicated.
**Distributors
Net revenues by geographic area are as follows:

	September 30,
	2014	2013	2012
	(in thousands)
United States	$25,284	$28,454	$41,559
China, including Hong Kong	31,653	32,545	30,786
Taiwan	23,649	17,430	15,871
Other Asia Pacific	14,258	11,479	15,603
Europe, Middle East and Africa	13,653	13,865	15,664
Total net revenues	$108,497	$103,773	$119,483
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
We also classify our product revenues based on our three product lines: (i) Ethernet switching, (ii) Connectivity and (iii) Transport processing. Product revenues by product lines are as follows:

	September 30,
	2014	2013	2012
	(in thousands)
Ethernet switching	$50,914	$38,675	$32,607
Connectivity	41,017	42,885	52,933
Transport processing	10,820	19,774	24,380
Product revenues	$102,751	$101,334	$109,920
Long-lived assets, which consist of property, plant and equipment, net of accumulated depreciation, are summarized as follows:

	September 30,
	2014	2013
	(in thousands)
Located within the United States	$1,628	$1,615
Located outside the United States	1,230	1,492
	$2,858	$3,107

NOTE 10—RETIREMENT SAVINGS PLAN
We have a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. Participants in this plan may defer up to the maximum annual amount allowable under IRS regulations. Employee contributions are fully vested and non-forfeitable at all times. Beginning July 1, 2014, contributions by participants to the plan were matched by us and our matching contributions totaled $0.2 million for fiscal year 2014. Employees vest in matching contributions at 25% per year until they become 100% vested after four years of service. In compliance with governing regulations, we made contributions to the retirement savings plans of employees of our foreign subsidiaries in the amount of $0.9 million for fiscal year 2014, $0.8 million for fiscal year 2013, and $0.7 million for fiscal year 2012.
NOTE 11—COMMITMENTS
Operating Leases and Software Licenses
We lease facilities under non-cancellable operating leases. The leases expire at various dates through fiscal year 2018 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance, maintenance costs or provisions for minimum rent increases. Minimum lease payments, including scheduled rent increases, are recognized as rent expenses on a straight-line basis over the applicable lease term. Lease incentives received are recognized as a reduction of rental expense on a straight-line basis over the term of the lease. Rent expense, including common area maintenance expense, under operating leases totaled $3.0 million for fiscal year 2014, $3.5 million for fiscal year 2013, and $3.0 million for fiscal year 2012.
Software license commitments represent non-cancellable licenses of intellectual property from third-parties used in the development of our products.
Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year and software licenses are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating leases	$2,002	$651	$169	$60	$—	$—	$2,882
Software licenses	8,084	4,555	4,275	4,175	—	—	21,089
Total	$10,086	$5,206	$4,444	$4,235	$—	$—	$23,971
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
Guarantees and Indemnities
In the normal course of business, we are occasionally required to undertake indemnification for which we may be required to make future payments under specific circumstances. We review our exposure under such obligations no less than annually, or more frequently as required. The amount of any potential liabilities related to such obligations cannot be accurately determined until a formal claim is filed. Historically, any such amounts that become payable have not had a material negative effect our business, financial condition or results of operations. We maintain general and product liability insurance which may provide a source of recovery to us in the event of an indemnification claim.
NOTE 13—SUBSEQUENT EVENT
We repaid the outstanding principal of $32.8 million of our 2014 Debentures, plus accrued interest, on October 30, 2014, the maturity date of the debentures.

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth the consolidated statements of operations for each of our last eight quarters. This quarterly information is derived from unaudited interim financial statements and has been prepared on the same basis as the annual consolidated financial statements. The per-share computation for the fiscal year is a separate, annual calculation. Accordingly, the sum of the quarterly per-share amounts does not necessarily equal the annual per-share amount. In management’s opinion, this quarterly information reflects all adjustments necessary for fair presentation of the information for the periods presented. The operating results for any quarter are not indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands)
Fiscal Year 2014:
Net revenues:
Product revenues	$24,863	$24,869	$26,012	$27,007	$102,751
Intellectual property revenues	2,220	723	1,139	1,664	5,746
Net revenues	27,083	25,592	27,151	28,671	108,497
Cost of product revenues	10,676	10,979	12,254	10,571	44,480
Loss from operations	(2,214)	(4,379)	(2,527)	(654)	(9,774)
Net loss	(5,371)	(5,831)	(4,388)	(2,485)	(18,075)

Net loss per share - basic and diluted	$(0.09)	$(0.10)	$(0.07)	$(0.04)	$(0.30)
Weighted average shares outstanding:
Basic and diluted	57,610	58,327	59,965	67,580	60,887

Fiscal Year 2013:
Net revenues:
Product revenues	$23,905	$24,689	$26,285	$26,455	$101,334
Intellectual property revenues	1,822	64	133	420	2,439
Net revenues	25,727	24,753	26,418	26,875	103,773
Cost of product revenues	10,975	11,369	11,666	12,753	46,763
Loss from operations	(3,819)	(3,872)	(4,291)	(3,492)	(15,474)
Net loss	(5,032)	(4,847)	(6,434)	(5,765)	(22,078)

Net loss per share - basic and diluted	$(0.18)	$(0.13)	$(0.17)	$(0.10)	$(0.55)
Weighted average shares outstanding:
Basic and diluted	28,059	37,215	38,630	57,254	40,311

In the first quarter of fiscal year 2014, we recorded a loss on extinguishment of debt of $1.6 million due to the repurchase in November 2013 of $13.7 million principal amount of our 2014 Debentures at 107% of the principal amount thereof.
In the first quarter of fiscal year 2013, we recorded a gain on our compound embedded derivative of $0.8 million related to our 2014 Debentures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of September 30, 2014 the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2014.
Attestation Report of Registered Public Accounting Firm
BDO USA, LLP, our independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on our internal control over financial reporting. BDO USA, LLP’s attestation report appears in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Camarillo, California
We have audited Vitesse Semiconductor Corporation's internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vitesse Semiconductor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures-Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Vitesse Semiconductor Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitesse Semiconductor Corporation as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 2014 and our report dated December 4, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
December 4, 2014

ITEM 9B. OTHER INFORMATION
None.
PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders and certain information to be included therein is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See the financial statements and financial statement schedules listed in Item 8. Financial Statements and Supplementary Data.
(a)(2)	See Schedule II “Valuation and Qualifying Accounts.”
(a)(3)	See Exhibit Index following the signature page to this Annual Report on Form 10-K.

SCHEDULE II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/Write-offs	Balance at End of Year
	(in thousands)
Year ended September 30, 2014
Deducted from accounts receivable:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deducted from deferred tax asset
Valuation allowance	68,802	6,287	—	(10,335)	64,754
Year ended September 30, 2013
Deducted from accounts receivable:
Allowance for doubtful accounts	258	(142)	—	(116)	—
Deducted from deferred tax asset
Valuation allowance(1)	102,408	(487)	—	(33,119)	68,802
Year ended September 30, 2012
Deducted from accounts receivable:
Allowance for doubtful accounts	2,212	(1,954)	—	—	258
Deducted from deferred tax asset
Valuation allowance(1)	$92,671	$(1,147)	$—	$10,884	$102,408

(1)
As discussed in Note 8, the Company identified an overstatement of its previously disclosed deferred tax asset for stock based compensation and the related deferred tax asset valuation allowance in the amount of $9.1 million, $9.4 million, and $8.1 million as of September 30, 2013, 2012 and 2011, respectively. The Company evaluated the impact of these errors in accordance with SAB No. 99 and concluded that they were not material. Further, the Company maintains a full valuation allowance on all of its U.S. and state deferred tax assets, and there was no impact on the Company’s financial position and results of operations. As of September 30, 2014 the Company recorded an adjustment of $9.1 million to decrease both the deferred tax asset for stock based compensation and the related valuation allowance. The previously reported amounts have not been revised.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 4, 2014	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

December 4, 2014	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
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

December 4, 2014	/s/ Christopher R. Gardner Christopher R. Gardner Director, President and Chief Executive Officer (Principal Executive Officer)
December 4, 2014	/s/ Martin S. McDermut Martin S. McDermut Chief Financial Officer (Principal Financial and Accounting Officer)
December 4, 2014	/s/ Matthew Frey Matthew Frey Director
December 4, 2014	/s/ Steven P. Hanson Steven P. Hanson Director
December 4, 2014	/s/ James Hugar James Hugar Director
December 4, 2014	/s/ Scot B. Jarvis Scot B. Jarvis Director
December 4, 2014	/s/ William C. Martin William C. Martin Director
December 4, 2014	/s/ Edward Rogas, Jr. Edward Rogas, Jr. Director
December 4, 2014	/s/ Kenneth Traub Kenneth Traub Director

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	001-31614	3.1	August 9, 2010
3.2	Amended and Restated Bylaws.	8-K	001-31614	3.2	December 2, 2004
3.3	Amendment No. 1 to Amended and Restated Bylaws	8-K	001-31614	3.2	May 14, 2014
4.1	Indenture between the Registrant and U.S. Bank National Association, as Trustee, dated as of October 30, 2009.	8-K	001-31614	4.1	October 30, 2009
4.2	Form of 8.0% Convertible Second Lien Debentures Due 2014 (included in Exhibit 4.1).	8-K	001-31614	4.1	October 30, 2009
4.3	Guaranty, dated October 30, 2009, executed by Vitesse Manufacturing & Development Corporation and Vitesse Semiconductor Sales Corporation in favor of U.S. Bank National Association, as Trustee, under the Indenture dated October 30, 2009.	10-K/A	001-31614	4.6	January 28, 2010
10.1*	Employment Agreement between the Registrant and Christopher Gardner dated January 30, 2013.	10-Q	001-31614	10.1	August 6, 2013
10.2*	Employment Agreement, dated effective November 30, 2011, between the Registrant and Martin Nuss.	10-Q	001-31614	10.1	February 7, 2012
10.3*	Employment Agreement between the Registrant and Martin S. McDermut dated July 27, 2011.	10-K	001-31614	10.2	December 6, 2011
10.4*	Form of Indemnity Agreement between each of the directors and the Registrant.	8-K	001-31614	10.1	August 22, 2007
10.5*†	Vitesse Semiconductor Corporation Fiscal Year 2014 Executive Bonus Plan, dated as of December 23, 2013	10-Q	001-31614	10.1	February 4, 2014
10.6*	Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan as of September 4, 2009.	10-K/A	001-31614	10.1	January 28, 2010
10.7*	Form of Notice of Grant of Stock Options and Option Agreement under the Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan.	10-K/A	001-31614	10.1	January 28, 2010
10.8*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement under the Vitesse Semiconductor Corporation Amended and Restated 2001 Stock Incentive Plan.	10-K/A	001-31614	10.2	January 28, 2010
10.9*	Vitesse Semiconductor Corporation 2010 Incentive Plan.	14A	001-31614	App. A	March 31, 2010
10.10*	Form of Notice of Grant of Stock Options and Option Agreement under the Vitesse Semiconductor Corporation 2010 Incentive Plan.	10-K	001-31614	10.2	December 6, 2011
10.11*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement under the Vitesse Semiconductor Corporation 2010 Incentive Plan.	10-K	001-31614	10.2	December 6, 2011
10.12*	Vitesse Semiconductor Corporation 2013 Incentive Plan.	8-K	001-31614	10.1	March 8, 2013
10.13*	Automatic Equity Grant Program for Eligible Directors under the Vitesse Semiconductor Corporation 2013 Incentive Plan.	10-K	001-31614	10.14	December 5, 2013
10.14*	Form of Notice of Grant of Stock Options and Option Agreement under the Vitesse Semiconductor Corporation 2013 Stock Incentive Plan.	10-K	001-31614	10.15	December 5, 2013
10.15*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement under the Vitesse Semiconductor Corporation 2013 Stock Incentive Plan.	10-K	001-31614	10.16	December 5, 2013
10.16*	Vitesse Semiconductor Corporation Amended and Restated 2011 Employee Stock Purchase Plan.	8-K	001-31614	10.1	February 21, 2014
10.17	Loan Agreement, dated August 23, 2007 between the Registrant and Whitebox VSC, Ltd.	8-K	001-31614	10.3	August 29, 2007
10.18	First Amendment to Loan Agreement, dated as of October 16, 2009, among the Registrant, the Lenders named therein and Whitebox VSC Ltd., as agent.	8-K	001-31614	10.4	October 20, 2009
10.19	Second Amendment to Loan Agreement, dated as of February 4, 2011, among the Registrant, the Lenders named therein and Whitebox VSC Ltd., as agent.	10-Q	000-19654	10.1	February 8, 2011
10.20	Third Amendment to Loan Agreement, dated as of November 5, 2013, among the Registrant, the Lenders named therein and Whitebox VSC Ltd., as agent.	8-K	001-31614	10.1	November 7, 2013
10.21	Form of Letter Agreement, dated as of November 5, 2013, between Registrant and certain holders of the Registrant’s 8.0% convertible second lien debentures due October 2014.	8-K	001-31614	10.2	November 7, 2013
21.0	List of Subsidiaries.	10-K	001-31614	21.0	December 5, 2013
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X
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