Form 10-Q
period 2014-12-31
VITESSE SEMICONDUCTOR CORP
filed 2015-02-03
CIK 880446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 30, 2015, there were outstanding 68,977,645 shares of the registrant’s Common Stock, $0.01 par value.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2014
	(in thousands, except par value)
ASSETS
Current assets:
Cash	$31,745	$71,903
Accounts receivable	10,081	10,850
Inventories	15,705	12,792
Restricted cash	1,608	794
Prepaid expenses and other current assets	2,170	1,047
Total current assets	61,309	97,386
Property, plant and equipment, net	2,913	2,858
Other intangible assets, net	1,811	1,476
Other assets	1,511	3,104
	$67,544	$104,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,947	$6,814
Accrued expenses and other current liabilities	9,548	12,472
Current portion of debt, net	—	32,727
Deferred revenue	6,302	4,902
Total current liabilities	23,797	56,915
Other long-term liabilities	225	234
Long-term debt, net	16,508	16,417
Total liabilities	40,530	73,566
Commitments and contingencies, See note 10
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized; 68,426 and 67,703 shares outstanding at December 31, 2014 and September 30, 2014, respectively	684	677
Additional paid-in-capital	1,925,774	1,924,984
Accumulated deficit	(1,899,444)	(1,894,403)
Total stockholders’ equity	27,014	31,258
	$67,544	$104,824

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2014	2013
	(in thousands, except per share data)
Net revenues:
Product revenues	$23,969	$24,863
Intellectual property revenues	786	2,220
Net revenues	24,755	27,083
Costs and expenses:
Cost of product revenues	10,053	10,676
Engineering, research and development	11,337	10,679
Selling, general and administrative	7,415	7,854
Amortization of intangible assets	100	88
Costs and expenses	28,905	29,297
Loss from operations	(4,150)	(2,214)
Other expense:
Interest expense, net	818	1,704
Loss on extinguishment of debt	—	1,594
Other, net	28	61
Other expense, net	846	3,359
Loss before income tax expense (benefit)	(4,996)	(5,573)
Income tax expense (benefit)	45	(202)
Net loss	$(5,041)	$(5,371)

Net loss per common share - basic and diluted	$(0.07)	$(0.09)
Weighted average common shares outstanding - basic and diluted	67,974	57,610

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount

Balance at September 30, 2014	67,703	$677	$1,924,984	$(1,894,403)	$31,258
Net loss	—	—	—	(5,041)	(5,041)
Compensation expense related to stock options, awards and employee stock purchase plan	—	—	1,831	—	1,831
Issuance of common stock upon exercise of stock options	14	—	34	—	34
Release of restricted stock units	994	10	(10)	—	—
Repurchase and retirement of restricted stock units for payroll taxes	(285)	(3)	(1,065)	—	(1,068)
Balance at December 31, 2014	68,426	$684	$1,925,774	$(1,899,444)	$27,014

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2014	2013
	(in thousands)
Cash flows used in operating activities:
Net loss	$(5,041)	$(5,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	519	496
Stock-based compensation	1,831	1,265
Gain on disposal of assets	—	(159)
Loss on extinguishment of debt, net	—	1,594
Amortization of debt issuance costs	16	54
Amortization of debt discounts	207	512
Accretion of debt premiums	—	(9)
Change in operating assets and liabilities:
Accounts receivable	769	(1,599)
Inventories	(2,913)	(1,852)
Prepaids and other assets	(1,047)	(1,124)
Accounts payable	1,184	2,013
Accrued expenses and other current liabilities	(2,912)	(856)
Deferred revenue	1,400	513
Net cash used in operating activities	(5,987)	(4,523)

Cash flows used in investing activities:
Capital expenditures	(474)	(884)
Proceeds from sale of fixed assets	—	183
Payments under licensing agreements	(456)	(87)
Net cash used in investing activities	(930)	(788)

Cash flows used in financing activities:
Proceeds from the exercise of stock options and issuances of shares under the employee stock purchase plan	34	—
Repayment of convertible subordinated debentures	(32,843)	(14,606)
Consent fee on amendment of credit agreement	—	(308)
Release of cash previously restricted under credit agreement	687	—
Repurchase and retirement of restricted stock units for payroll taxes	(1,068)	(343)
Other	(51)	60
Net cash used in financing activities	(33,241)	(15,197)

Net decrease in cash	(40,158)	(20,508)
Cash at beginning of period	71,903	68,863
Cash at end of period	$31,745	$48,355

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,921	$2,371
Income taxes	196	25
Non-cash investing and financing activities:
Licensing agreement obligation incurred but not paid	135	—

See accompanying notes to unaudited consolidated financial statements.

VITESSE SEMICONDUCTOR CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

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
Fiscal Year
Our fiscal year is October 1 through September 30.
Basis of Presentation
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. The September 30, 2014 balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required for annual periods. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended September 30, 2014, included in our Annual Report on Form 10-K filed with the SEC on December 4, 2014.
The consolidated financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, the consolidated results of our operations and the consolidated cash flows and the changes in our stockholders’ equity. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Management regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory valuation reserves, stock-based compensation, purchased intangible asset valuations and useful lives, asset retirement obligations, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and the actual results, our future results of operations will be affected.

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
NOTE 2-COMPUTATION OF NET LOSS PER SHARE
For the three months ended December 31, 2014 and 2013, we recorded a net loss. As such, all outstanding potential common shares were excluded from the diluted earnings per share computation.
The following potentially dilutive common shares are excluded from the computation of net loss per share.

	Outstanding as of December 31,
	2014	2013
	(in thousands)
Outstanding stock options	2,781	3,038
Outstanding restricted stock units	2,452	3,034
Employee Stock Purchase Plan shares	469	365
2014 Debentures	—	7,298
Term B Loan	—	1,887
Total potential common shares excluded from calculation	5,702	15,622

NOTE 3-INVENTORIES

	December 31, 2014	September 30, 2014
	(in thousands)
Raw materials	$1,399	$1,840
Work-in-process	5,140	4,503
Finished goods	9,166	6,449
Total inventories	$15,705	$12,792
NOTE 4-DEBT

	December 31, 2014	September 30, 2014
	(in thousands)
Term A and B Loans, bearing interest at 9.0%, interest payable quarterly in arrears, due August 2016	$16,508	$16,417
2014 Debentures, convertible, 8.0% fixed-rate notes, repaid in October 2014	—	32,727
Total debt, net	$16,508	$49,144
Additional information about our debt is as follows:

	Term A Loan	Term B Loan	Total
	(in thousands)
Principal	$7,857	$9,342	$17,199
Unamortized debt discount	(59)	(632)	(691)
Carrying value	$7,798	$8,710	$16,508

Annual effective interest rate	9.5%	13.5%
Our long-term debt is comprised of our Term A Loan and our Term B Loan, which we collectively refer to as our “Term A and B Loans”, due in August 2016.
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
The credit agreement for the Term A and B Loans provide for customary restrictions and limitations on our ability to incur indebtedness and liens on property, make restricted payments or investments, enter into mergers or consolidations, conduct asset sales, pay dividends or distributions and enter into specified transactions and activities, and also contain other customary default provisions. Additionally, we are required to maintain an unrestricted cash balance of $8.0 million and achieve minimum quarterly revenues of $10.0 million. We were in compliance with all covenants as of December 31, 2014. The Term A and B Loans are collateralized by substantially all of our assets.
In November 2013, we paid the holders of the Term A and B Loans a consent fee of $0.3 million and we repurchased $13.7 million principal amount of our convertible subordinated debentures (“2014 Debentures”) at 107% of the principal amount thereof plus accrued interest. We recorded a loss on extinguishment of debt of $1.6 million due to the repurchase during the three months ended December 31, 2013.

NOTE 5-FAIR VALUE MEASUREMENTS
We measure the fair value of our Term A and B Loans, which are carried at amortized cost, on a quarterly basis for disclosure purposes. We use a discounted cash flow based model to estimate the fair value of these financial instruments. The estimated fair value of the Term A and B Loans is determined using Level 3 inputs based primarily on the comparability of their terms to the terms we could obtain for similar instruments in the current market.  The key unobservable input utilized in the model includes a discount rate of approximately 4.5%.
The estimated fair values of our financial instruments are as follows:

	December 31, 2014		September 30, 2014
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Term A Loan	$7,798	$8,595	$7,791	$8,755
Term B Loan	8,710	10,055	8,626	10,245
2014 Debentures	—	—	32,727	33,040
NOTE 6-STOCKHOLDERS’ EQUITY
Authorized Capital Stock
We are authorized to issue up to 250 million shares of common stock, par value $0.01, per share, of which 7.8 million and 3.0 million shares of common stock have been reserved for issuance under our stock compensation plans and Employee Stock Purchase Plan (“ESPP”), respectively, as of December 31, 2014.
NOTE 7-STOCK BASED COMPENSATION
Stock Options
We have in effect one stock incentive plan, the 2013 Incentive Plan (the “Plan”), under which non-qualified stock options and restricted stock units have been granted to employees and non-employee directors. Under the Plan, we have 0.8 million shares available for future grant as of December 31, 2014.
Compensation cost related to our Plan and ESPP is as follows:

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Cost of revenues	$230	$184
Engineering, research and development	671	485
Selling, general and administrative	930	596
Total stock-based compensation expense	$1,831	$1,265
As of December 31, 2014, there was $7.7 million of unrecognized stock-based compensation expense related to non-vested stock options, restricted stock units and our ESPP. The weighted average period over which the unearned stock-based compensation for stock options and restricted stock units expected to be recognized is approximately 0.9 years and 2.1 years, respectively. An estimated forfeiture rate of 4.2% has been applied to all unvested time-based options and restricted stock outstanding as of December 31, 2014.

Activity in stock option awards is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, September 30, 2014	2,940	$7.46	7.00	$2,059
Granted	—
Exercised	(14)	2.41		20
Cancelled or expired	(145)	54.96
Options outstanding, December 31, 2014	2,781	$5.01	7.08	$2,353
Options exercisable, December 31, 2014	1,774	$6.46	6.14	$1,014
This intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of such options. The aggregate intrinsic values in the preceding table for the options outstanding represent the total pretax intrinsic value, based on our closing stock price of $3.78 and $3.60 as of December 31, 2014 and September 30, 2014, which would have been received by the option holders had those option holders exercised their in-the-money options as of those dates. There were 0.8 million in-the-money stock options that were exercisable as of December 31, 2014.
The following table provides additional information in regards to options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$2.10 - $2.26	409	8.19	$2.11	187	$2.10
2.53	987	8.94	2.53	239	2.53
2.54 - 4.36	732	6.52	3.45	700	3.49
4.60 - 30.60	584	4.60	7.58	579	7.60
33.60 - 66.40	69	0.88	52.36	69	52.36
$2.10 - $66.40	2,781	7.08	$5.01	1,774	$6.46
Restricted Stock Units
Activity for our restricted stock award units is as follows:

	Restricted Stock Units (in thousands)	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Restricted stock units, September 30, 2014	2,328	$2.61	0.96	$8,380
Awarded	1,129	3.34
Released	(994)	3.04
Forfeited	(11)	2.80
Restricted stock units, December 31, 2014	2,452	$2.77	1.38	$9,267
The aggregate intrinsic values in the preceding table for the restricted stock units outstanding represent the total pretax intrinsic value, based on our closing stock price of $3.78 and $3.60 as of December 31, 2014 and September 30, 2014, respectively. We issue restricted stock units as part of our equity incentive plans. For the three months ended December 31, 2014, the total grant date fair value of shares vested from restricted stock unit grants was $3.0 million. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The impact of such withholding totaled $1.1 million for the three months ended December 31, 2014 and the amount was recorded as settlement on restricted stock tax withholding in the accompanying unaudited consolidated statements of stockholders’ equity. Although shares withheld are not issued, they are treated as common stock repurchases in our unaudited consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.
Employee Stock Purchase Plan
Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15% of their regular base salary subject to certain limits to purchase shares at the lower of 85% of the fair market value of the common stock on the date of the commencement of the offering or on the last day of the 6-month offering period. On January 30, 2015, 0.5 million shares were issued at a price per share of $2.50, a 15% discount to the share price on August 1, 2014, the commencement date for the purchase period that ended January 30, 2015. We recognized $0.2 million of stock compensation expense under the ESPP during the three months ended December 31, 2014. We determine the fair value of the ESPP awards using the Black-Scholes pricing model. We used the following assumptions during the three months ended December 31, 2014: expected useful life of 0.5 years, expected volatility of 44.8%, a zero dividend rate, and a risk-free interest rate of 0.05%.

NOTE 8-INCOME TAXES
The income tax expense (benefit) as a percentage of loss from operations before income taxes was 0.9% for the three months ended December 31, 2014 compared to (3.6)% for the comparable period in the prior year. Our income tax expense (benefit) is primarily impacted by foreign taxes, certain nondeductible interest and share based expenses. The income tax expense (benefit) is also impacted by the release of a portion of the valuation allowance related to certain foreign jurisdictions’ deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period based on our analysis of the available positive and negative evidence.
At December 31, 2014, we had approximately $55.8 million, $27.4 million, and $119.1 million of federal, state, and foreign Net Operating Losses (“NOLs”), respectively, that can be used in future tax years. In December 2012, we issued 10.7 million shares of common stock in a public offering which resulted in a Section 382 ownership change. In general, a Section 382 ownership change occurs if there is a cumulative change in our ownership by “5%” shareholders (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. An ownership change generally affects the rate at which NOLs and potentially other deferred tax assets are permitted to offset future taxable income. Of our federal NOL amount as of December 31, 2014, $25.4 million is subject to an annual Section 382 limitation of $1.4 million due to the December 2012 ownership change. Since we maintain a full valuation allowance on all of our U.S. and state deferred tax assets, the impact of the ownership change on the future realizability of our U.S. and state deferred tax assets did not result in an impact to our provision for income taxes for the three months ended December 31, 2014, or on our net deferred tax asset as of December 31, 2014.
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
NOTE 9-SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION
We manage and operate our business through one operating segment.
Net revenues from customers that were equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended December 31,
	2014	2013
WPG Holdings and affiliates*	25.2%	23.8%
 __________________________________________________
*Distributor
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

At December 31, 2014, there were two customers that accounted for 31.0% of accounts receivable. At September 30, 2014, there were two customers that accounted for 24.3% of accounts receivable. We believe that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by our credit evaluation process, relatively short collection periods and maintaining an allowance for anticipated losses. We generally do not require collateral security for outstanding amounts.
Net revenues by geographic area are as follows:

	Three Months Ended December 31,
	2014	2013
	(in thousands)
United States	$5,052	$6,559
China, including Hong Kong	5,531	7,994
Taiwan	7,651	5,651
Other Asia Pacific	3,638	3,141
Europe, Middle East and Africa	2,883	3,738
Net revenues	$24,755	$27,083
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
We also classify our product revenues based on our three product lines: (i) Ethernet switching; (ii) Connectivity; and (iii) Transport processing. Product revenues by product line are as follows:

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Ethernet switching	$12,171	$11,336
Connectivity	10,219	8,949
Transport processing	1,579	4,578
Product revenues	$23,969	$24,863
NOTE 10-COMMITMENTS AND CONTINGENCIES
Operating Leases and Software Licenses
We lease facilities under non-cancellable operating leases. The leases expire at various dates through fiscal year 2019 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance, maintenance costs, or provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight line basis over the applicable lease term. Lease incentives received are recognized as a reduction of rental expense on a straight-line basis over the term of the lease.
Software license commitments represent non-cancellable licenses of intellectual property from third‑parties used in the development of our products.
Future minimum lease payments under non-cancellable operating leases that have remaining non-cancellable lease terms in excess of one year and software licenses are as follows:

	Remaining in 2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating leases	$1,482	$670	$186	$60	$15	$—	$2,413
Software licenses	4,989	4,555	4,275	4,175	—	—	17,994
Total	$6,471	$5,225	$4,461	$4,235	$15	$—	$20,407

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report, as well as in our Annual Report on Form 10-K for the year ended September 30, 2014 (“Annual Report”) and in our other filings with the SEC, which discuss our business in greater detail.

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
We define a set of products introduced since 2010 as our ‘new products.’ These products largely address the transition of our core markets to Ethernet technology. Growing at a compound annual growth rate of 78% from fiscal year 2012 to fiscal year 2014, the consistent revenue growth in our new product portfolio over the last three years validates our strategy. With continued growth in our Carrier and Enterprise markets, combined with early growth in new markets including Industrial-IoT, we anticipate our new product revenues will continue to increase in fiscal year 2015. To date, the growth of our new products has largely been offset by the decline in our legacy products that we identify as end-of-life (“EOL”) and “Mature.” We anticipate that as the legacy products decline and become a smaller portion of revenues, and our new products continue to grow, we will achieve overall revenue growth.
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

We intensified our focus in the Industrial-IoT market. This rapidly growing market provides substantial new growth opportunities for both revenues and diversification of our customer base. Partially as a result of this new market segment, in fiscal year 2014, we increased the number of first-time design wins from new customers by nearly 100% compared with fiscal year 2013. In fiscal year 2014, Industrial-IoT represented 33% of our total new customers and 28% of our customer base for new products as of September 30, 2014.
In fiscal year 2014, we introduced the fourth-generation of both our Switch and PHY products, adding substantial new features and capabilities to our product portfolio, significantly increasing our addressable markets in Carrier, Enterprise and Industrial-IoT networking. We invested to provide our customers a complete, turnkey application software package. We provide integrated Carrier Ethernet silicon and software solutions, making it simple for existing customers to migrate to our new solutions and for new customers to engage with Vitesse to quickly and efficiently bring their new products to market.
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
We believe that our critical accounting policies and estimates, as described in our Annual Report on Form 10-K for the year ended September 30, 2014, are our most critical accounting policies and are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. There have been no significant changes to these policies during the three months ended December 31, 2014.
Impact of Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements see “The Company and Its Significant Accounting Policies” footnote in the accompanying notes to the unaudited consolidated financial statements.

Results of Operations for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013
The following table sets forth certain Unaudited Consolidated Statements of Operations data for the periods indicated.
The percentages in the table are based on net revenues.

	Three Months Ended December 31,
	2014		2013
	$	%	$	%
	(in thousands, except for percentages)
Net revenues:
Product revenues	$23,969	96.8%	$24,863	91.8%
Intellectual property revenues	786	3.2%	2,220	8.2%
Net revenues	24,755	100.0%	27,083	100.0%
Costs and expenses:
Cost of product revenues	10,053	40.6%	10,676	39.4%
Engineering, research and development	11,337	45.8%	10,679	39.4%
Selling, general and administrative	7,415	30.0%	7,854	29.0%
Amortization of intangible assets	100	0.4%	88	0.3%
Costs and expenses	28,905	116.8%	29,297	108.1%
Loss from operations	(4,150)	(16.8)%	(2,214)	(8.1)%
Other expense:
Interest expense, net	818	3.3%	1,704	6.3%
Loss on extinguishment of debt	—	—%	1,594	5.9%
Other, net	28	0.1%	61	0.2%
Other expense, net	846	3.4%	3,359	12.4%
Loss before income tax expense (benefit)	(4,996)	(20.2)%	(5,573)	(20.5)%
Income tax expense (benefit)	45	0.2%	(202)	(0.7)%
Net loss	$(5,041)	(20.4)%	$(5,371)	(19.8)%
Product Revenues
We sell our products into the following markets: (i) Carrier networking; (ii) Enterprise networking; and (iii) Industrial-IoT networking. The Carrier networking market includes core, metro, edge, and access equipment used for transport, switching, routing, mobile access, and backhaul in service provider networks. The Enterprise networking market covers Ethernet switching and routing equipment used within LANs in SME/SMB networks and Cloud Access services. The Industrial-IoT networking market includes industrial-class switching and routing equipment for networks within Industrial Process Control, Smart-Grid Energy Distribution, Transportation, and Factory Automation applications, as well as switching and connectivity for a broad variety of equipment such as security cameras, LCD signage, intelligent sensors, metering equipment, home and office automation and ‘things’ of all kinds.
In the normal course of business, we regularly assess our product portfolio. At such time, we may determine to phase-out products and put them through EOL. The EOL announcement can result in near-term increases in our revenues as customers typically respond to these announcements by making last-time-buys to ensure that they have adequate stock on hand to support their production forecast.
The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products, capacity constraints at our suppliers, EOL product decisions, and general economic conditions. Therefore, our revenues for the three months ended December 31, 2014 may not necessarily be indicative of future revenues.

Product revenues by market are as follows:

	Three Months Ended December 31,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Carrier networking	$11,370	47.4%	$12,539	50.4%	$(1,169)	(9.3)%
Enterprise networking	10,472	43.7%	9,768	39.3%	704	7.2%
Industrial-IoT networking	2,127	8.9%	2,556	10.3%	(429)	(16.8)%
Product revenues	$23,969	100.0%	$24,863	100.0%	$(894)	(3.6)%

The lower Carrier networking revenues are largely attributable to a decrease in sales of older products for SONET/SDH applications, some of which went through EOL in prior periods. The decline is partially offset by the continued increase in sales of our new products, primarily for Carrier Ethernet applications, which increased more than 110% from the comparable period in the prior year.
The higher Enterprise networking revenues are primarily due to a more than 50% increase in sales of our new products, including switches, Cu PHYs, and 10 GE PHYs, as new customers ramp into production. The increases are partially offset by declines in sales of our older generation switches and PHYs.
The lower Industrial-IoT revenues are primarily due to decreased sales of older Ethernet switches and Cu PHYs. This decrease was partially offset by growth in sales of our new products in Industrial-IoT applications which increased more than 90% over the prior year.
Revenues from our new products increased 82% to $16.2 million for the three months ended December 31, 2014 from $8.9 million for the prior year period.
We also classify our product revenues based on our three product lines: (i) Ethernet switching; (ii) Connectivity; and (iii) Transport processing.
Product revenues by product line are as follows:

	Three Months Ended December 31,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Ethernet switching	$12,171	50.8%	$11,336	45.6%	$835	7.4%
Connectivity	10,219	42.6%	8,949	36.0%	1,270	14.2%
Transport processing	1,579	6.6%	4,578	18.4%	(2,999)	(65.5)%
Product revenues	$23,969	100.0%	$24,863	100.0%	$(894)	(3.6)%

The higher Ethernet switching revenues are largely attributable to an increase in sales of our new Enterprise switches, Carrier Ethernet switch engines and Cu PHYs into Carrier, Enterprise and Industrial-IoT applications partially offset by a decrease in sales of our mature Cu PHYs and Ethernet switches.
The higher Connectivity revenues are primarily attributable to the strong increase in sales of our new 10 GE PHYs, partially offset by a decrease in sales of our older generation PHYs and mature crosspoint switches.
The lower Transport processing revenues are largely attributable to decreased sales of SONET/SDH framers that went through EOL in prior periods. The decrease is partially offset by an increase in sales of new OTN products.

Intellectual Property Revenues

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Intellectual property revenues	$786	3.2%	$2,220	8.2%	$(1,434)	(64.6)%

Intellectual property revenues include licenses, support, royalties, and sales of patents. The lower intellectual property revenues are due to fewer deliveries of intellectual property. The timing and amounts of intellectual property revenues fluctuate. Expenses associated with the sale of intellectual property are included in SG&A.
Net revenues from customers that were equal to or greater than 10% of total net revenues are as follows:

	Three Months Ended December 31,
	2014	2013
WPG Holdings and affiliates*	25.2%	23.8%

______________________________________
* Distributor
Net revenues by geographic area are as follows:

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
United States	$5,052	20.4%	$6,559	24.2%	$(1,507)	(23.0)%
China, including Hong Kong	5,531	22.3%	7,994	29.5%	(2,463)	(30.8)%
Taiwan	7,651	31.0%	5,651	20.9%	2,000	35.4%
Other Asia Pacific	3,638	14.7%	3,141	11.6%	497	15.8%
Europe, Middle East and Africa	2,883	11.6%	3,738	13.8%	(855)	(22.9)%
Net revenues	$24,755	100.0%	$27,083	100.0%	$(2,328)	(8.6)%

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
Cost of Product Revenues

	Three Months Ended December 31,
	2014		2013
	Amount	% of Product Revenues	Amount	% of Product Revenues	Change	% Change
	(in thousands, except percentages)
Cost of product revenues	$10,053	41.9%	$10,676	42.9%	$(623)	(5.8)%

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
Cost of product revenues as a percentage of product revenues decreased primarily due to a mix shift toward Carrier Ethernet switches, which have higher margins as compared to the prior year period.
Engineering, Research and Development

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Engineering, research and development	$11,337	45.8%	$10,679	39.4%	$658	6.2%

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
The level of R&D expenses will vary from period-to-period, depending on the timing of development projects and the purchase of masks aligned to those projects. The level of R&D expenses as a percentage of net revenues will vary, depending, in part, on the level of net revenues. Our R&D efforts are critical to maintaining a high level of new product introductions and are critical to our plans for future growth.
The increase in R&D spending is due primarily to higher employee compensation expenses of $0.7 million, including stock compensation, and higher tooling and other expense of $0.4 million. The increase is partially offset by decreased spending for masks and test wafers of $0.4 million.
Selling, General and Administrative

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$7,415	30.0%	$7,854	29.0%	$(439)	(5.6)%

SG&A expenses consist primarily of compensation expense, legal and other professional fees, facilities expenses, outside labor, and communication expenses. In fiscal year 2014, we invested in our marketing, sales and applications organization, adding critical industry expertise in hardware and software, as well as additional sales representatives and distributors.
The decrease in SG&A expenses is primarily due to lower professional fees of $0.6 million, and lower facilities and other expenses of $0.5 million. The decrease is partially offset by higher compensation expense of $0.3 million, including stock compensation, and increased other expenses aggregating $0.4 million.

Interest Expense, Net

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$818	3.3%	$1,704	6.3%	$(886)	(52.0)%

Interest expense, net is comprised of cash interest expense, amortization of debt discount and debt issuance cost, net of interest income. Interest expense, net decreased primarily due to the retirement in October 2014 of $32.8 million principal amount of our 2014 Debentures.
Loss on Extinguishment of Debt

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	—	$1,594	5.9%	$(1,594)	100.0%

The loss on extinguishment of debt is due to the repurchase in November 2013 of $13.7 million principal amount of our 2014 Debentures at 107% of the principal amount thereof.
Income Tax Expense (Benefit)

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$45	0.2%	$(202)	(0.7)%	$247	(122.3)%

Our effective tax rate is primarily impacted by certain foreign taxes, certain nondeductible interest and share based expenses and the release of a portion of the valuation allowance related to certain foreign jurisdictions’ deferred tax assets as such balances were more likely than not realizable within the applicable carryforward period. Our effective tax rate for the three months ended December 31, 2014 was 0.9% which was lower than the federal and state statutory rate due to the projected federal and state losses for the fiscal year as well as the related valuation allowances.
Financial Condition and Liquidity
Cash Flow Analysis
Cash decreased to $31.7 million at December 31, 2014, from $71.9 million at September 30, 2014. Our cash flows from operating, investing and financing activities are summarized as follows:

	Three months ended December 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(5,987)	$(4,523)
Net cash used in investing activities	(930)	(788)
Net cash used in financing activities	(33,241)	(15,197)
Net decrease in cash	(40,158)	(20,508)
Cash at beginning of period	71,903	68,863
Cash at end of period	$31,745	$48,355

Net Cash Used In Operating Activities
During the three months ended December 31, 2014, cash used in operations totaled $6.0 million. Excluding changes in working capital, we used $2.5 million to fund the cash portion of our net loss. We used cash to fund increases in inventories and prepaid expenses and other assets totaling $4.0 million and to fund decreases in accrued expenses and other liabilities totaling $2.9 million. These uses were offset by lower accounts receivable of $0.8 million, and higher accounts payable and deferred revenue totaling $2.6 million which provided cash.
Inventory levels increased $2.9 million to $15.7 million at December 31, 2014 from $12.8 million at September 30, 2014 to meet anticipated increased demand. Accounts payable, accrued expenses and other liabilities decreased by $1.8 million, from $19.5 million at September 30, 2014 to $17.7 million at December 31, 2014, due to the timing of obligations and/or payments to our vendors and other service providers. Deferred revenue increased $1.4 million from $4.9 million at September 30, 2014, to $6.3 million at December 31, 2014, due to the timing of payments from distributors.
During the three months ended December 31, 2013, cash used in operations totaled $4.5 million. Excluding changes in working capital, we used $1.6 million to fund the cash portion of our net loss. We used cash to fund increases in accounts receivable, inventory and prepaid expenses and other assets totaling $4.6 million. We also used cash to pay down accrued expenses and other liabilities of $0.9 million. These uses were offset by higher accounts payable and deferred revenue totaling $2.5 million.
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
Net Cash Used In Investing Activities
Investing activities used cash in the three months ended December 31, 2014 for capital expenditures of $0.5 million and payments under licensing agreements of $0.5 million. Investing activities used cash in the three months ended December 31, 2013, for capital expenditures of $0.9 million and payments under licensing agreements of $0.1 million. Expenditures were partially offset by cash provided by the sale of capital assets of $0.2 million in the three months ended December 31, 2013.
Net Cash Used In Financing Activities
Net cash used in financing activities during the three months ended December 31, 2014 totaled $33.2 million. Cash used to retire our 2014 Debentures totaled $32.8 million. Cash used for the repurchase of restricted stock units for payroll taxes on behalf of employees totaled $1.1 million. Cash in the amount of $0.7 million that had been previously restricted under the terms of our credit agreement was released during the three months ended December 31, 2014. Net cash used in financing activities during the three months ended December 31, 2013, totaled $15.2 million. Cash used for the repurchase of our 2014 Debentures totaled $14.6 million. We also used cash to pay a consent fee of $0.3 million related to the November 2013 amendment of our credit agreement. Cash used for the repurchase of restricted stock units for payroll taxes on behalf of employees was $0.3 million.
Capital Resources, Including Long-Term Debt, Contingent Liabilities and Operating Leases
Prospective Capital Needs
Our principal sources of liquidity are our existing cash, cash generated from product sales, and cash generated from the sales or licensing of our intellectual property. Our cash totaled $31.7 million at December 31, 2014. Our working capital at December 31, 2014, was $37.5 million.
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
We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits Vitesse to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities, for proceeds in an aggregate amount of up to $75.0 million. As of December 31, 2014, we raised a total of $28.7 million of gross proceeds from the sale of 8,582,076 shares of our common stock, leaving approximately $46.3 million of securities available for issuance pursuant to the Form S-3. The Form S-3 will expire in January 2017.
Contractual Obligations

	Payment Obligations by Fiscal Year
	Remaining in 2015	2016	2017	2018	2019	2020 and Thereafter	Total
	(in thousands)
Term A and B Loans (1)	$—	$17,199	$—	$—	$—	$—	$17,199
Loan interest (2)	1,174	1,776	—	—	—	—	2,950
Operating leases (3)	1,482	670	186	60	15	—	2,413
Software licenses (4)	4,989	4,555	4,275	4,175	—	—	17,994
Inventory and other purchase obligations (5)	5,750	114	60	—	—	—	5,924
Total	$13,395	$24,314	$4,521	$4,235	$15	$—	$46,480
_________________________________________________

(1)	Represents amounts due for our 9.0% fixed rate notes due August 31, 2016.

(2)	Interest payable for Term A and B Loans through 2016.

(3)	We lease facilities under non-cancellable operating lease agreements that expire at various dates through 2019.

(4)	Software license commitments represent non-cancellable licenses of technology from third-parties used in the development of our products.

(5)
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

Off-Balance Sheet Arrangements
At December 31, 2014, we had no material off-balance sheet arrangements, other than operating leases, certain software licenses and non-cancellable purchase commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are described in our Annual Report on Form 10-K for the year ended September 30, 2014. There have been no material changes to these risks during the three months ended December 31, 2014.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated as of December 31, 2014, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time-to-time in our normal course of business, we are a party to various legal claims, actions and complaints. Although the ultimate outcome of these matters cannot be determined, management believes that, as of December 31, 2014, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2014.
ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
10.1*†	Vitesse Semiconductor Corporation Fiscal Year 2015 Executive Bonus Plan, dated as of October 7, 2014.					X
10.2*	Employment Agreement, dated as of October 7, 2014, between Vitesse Semiconductor Corporation and Christopher R. Gardner.	8-K	001-31614	10.1	October 10, 2014
10.3*	Employment Agreement, dated as of October 7, 2014, between Vitesse Semiconductor Corporation and Martin S. McDermut.	8-K	001-31614	10.2	October 10, 2014
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X
_____________________________________________________

*	A management contract or compensatory plan or arrangement.

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

February 3, 2015	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ CHRISTOPHER R. GARDNER
Christopher R. Gardner
Chief Executive Officer

February 3, 2015	VITESSE SEMICONDUCTOR CORPORATION

	By:	/s/ MARTIN S. MCDERMUT
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)